Form 10-Q
period 1995-03-31
GREENE COUNTY BANCSHARES INC
filed 1995-05-12
CIK 764402

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


For Quarter ended March 31, 1995                          Commission File Number
                                                                  0-14289



                         GREENE COUNTY BANCSHARES, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)



        Tennessee                                       62-1222567
- -----------------------------               ---------------------------------
State or other jurisdiction of                (IRS Employer Identification
incorporated or organization)                         Number)


Main & Depot Street
Greeneville, Tennessee                                    37743
- -----------------------------               ---------------------------------
(Address of principal                                  (Zip Code)
executive offices)

Registrant's telephone number, including area code 615/639-5111

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X    No
                                  -----    -----

Indicate the number or shares outstanding of each of the Issuers classes of common stock as of the latest practicable date: 442,444.

Total number of sequentially-numbered pages  17
                                           ----

                         PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements

The unaudited consolidated financial statements of the Registrant and its wholly-owned subsidiaries are as follows:

         Consolidated Balance Sheets - March 31, 1995 and December 31,
           1994.

         Consolidated Statements of Earnings - For the three months ended March 31, 1995 and 1994.

         Consolidated Statements of Cash Flows - For the three months ended March 31, 1995 and 1994.

                 GREENE COUNTY BANCSHARES,INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                      March 31, 1995 and December 31, 1994

                                                                               (Unaudited)           *
                                                                                 March 31,      December 31,
                                                                                  1995              1994
                                  ASSETS                                             (In Thousands)
                                  ------                                         ---------      -----------
    Cash and Due from Banks                                                     $  13,839       $  15,086
    Federal Funds sold                                                             13,000           3,550

    Securities available-for-sale                                                  38,765          38,109
    Securities held-to-maturity (with a market value of $29,666
      on March 31, 1995 and $32,215 on December 31, 1994).                         29,620          32,265

    Loans                                                                         256,730         244,700
      Less: Allowance for Loan Losses                                               3,602           3,447
                                                                                ---------       ---------
      Net Loans                                                                   253,128         241,253
                                                                                ---------       ---------
    Bank Premises and Equipment, Net of
        Accumulated Depreciation                                                    6,972           7,042
    Other Assets                                                                   11,001           8,220
                                                                                ---------       ---------
                                                                                $ 366,325       $ 345,525
                                                                                =========       =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

    Deposits                                                                     $316,215        $298,162
    Securities Sold under Repurchase Agreements
      and Short-Term Borrowed Funds                                                 5,359           3,879
    Other Borrowings                                                                3,629           3,688
    Other Liabilities                                                               3,202           2,606
                                                                                ---------       ---------
        Total Liabilities                                                         328,405         308,335
                                                                                ---------       ---------


                           STOCKHOLDERS' EQUITY
                           --------------------

    Common Stock, par value $10, authorized 1,000,000 shares;
        issued and outstanding 442,444                                              4,424           4,424
    Surplus                                                                         2,915           2,915
    Retained Earnings                                                              30,902          30,442
    Net unrealized holding gains (losses) on
        available-for-sale securities                                                (321)           (591)
                                                                                ---------       ---------
        Total Stockholders' Equity                                                 37,920          37,190
                                                                                ---------       ---------
                                                                                $ 366,325       $ 345,525
                                                                                =========       =========

    * Condensed from Audited Financial Statements.
    See accompanying notes to Consolidated Financial Statements (Unaudited)

                 GREENE COUNTY BANCSHARES,INC. AND SUBSIDIARIES
                      Consolidated Statements of Earnings
                   Three Months Ended March 31, 1995 and 1994
                                  (UNAUDITED)

                                                             Three Months Ended
                                                                  March 31
     (Dollars in thousands except per share)                 1995          1994
     ---------------------------------------                 ----          ----
Interest Income:
  Interest and Fees on Loans                              $   6,014    $   4,184
  Interest on Investment Securities                             947        1,133
  Interest on Federal Funds Sold                                155           66
                                                          ---------    ---------
                            Total Interest Income             7,116        5,383

Interest Expense:
  Interest on Deposits                                        2,789        1,846
  Interest on Short Term Borrowings                             106           52
                                                          ---------    ---------
                           Total Interest Expense             2,895        1,898
                                                          ---------    ---------
                              Net Interest Income             4,221        3,485

Provision for Loan Losses                                       136           84
                                                          ---------    ---------
  Net Interest Income after
     Provision for Loan Losses                                4,085        3,401
                                                          ---------    ---------
Other Income:
  Income from Fiduciary Activities                               10           18
  Service Charges on Deposit Accounts                           433          405
  Security Gains (Losses)                                         0            3
  Other Income                                                  297          139
                                                          ---------    ---------
                                                                740          565
Other Expenses:
  Salaries and Employee Benefits                              1,294        1,052
  Premises and Fixed Assets Expense                             367          248
  Other Operating Expenses                                      807          710
                                                          ---------    ---------
                                                              2,468        2,010
                                                          ---------    ---------
Earnings Before Income Taxes                                  2,357        1,956

Income Taxes                                                    864          686
                                                          ---------    ---------
Net income                                                    1,493        1,270
                                                          ---------    ---------


Average Number of Shares                                    442,444      442,253
Per Share of Common Stock:
  Net Earnings                                            $    3.37    $    2.87
                                                          =========    =========
  Dividends                                               $    1.00    $    0.88
                                                          =========    =========

See accompanyning notes to Consolidated Financial Statements (Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR 1ST QUARTER ENDED 3/31/95 AND 3/31/94

                                                                                                In Thousands
                                                                                        3/31/95              3/31/94
                                                                                        -------              -------
 NET CASH PROVIDED BY OPERATING ACTIVITIES:

   Net Income                                                                            1,493                1,270
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Provision for Loan Losses                                                           136                   84
       Provision for Depreciation & Amortization                                           155                  125
       Amortization of investment security
         discounts, net of accretion                                                        94                   19
       Increase (decrease) in interest receivable                                           17                  (97)
       Increase (decrease) in unearned income                                             (176)                (603)
       Increase in other assets                                                         (2,798)                (901)
       Increase in Accrued Interest Payable
         and other                                                                       2,017                  485
                                                                                       --------             --------
       Net cash provided by operating activities                                           938                  382
                                                                                       --------             --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
       Net (increase) decrease of investment
         securities and federal funds                                                   (7,461)              (6,199)
       Net increase in loans                                                           (12,030)              (5,305)
       Proceeds (improvements) other real estate
         owned and other                                                                (1,793)                 488
       Recoveries of Loan Losses                                                           149                   79
       Fixed assets reductions (additions)                                                (141)                  32
                                                                                       --------             --------
       Net cash used by investing activities                                           (21,276)             (10,905)
                                                                                       --------             --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase in demand deposits, NOW,
         money market and savings accounts                                              18,053                9,865
       Cash dividends paid                                                                (442)                (389)
       Increase in securities sold under
         agreements to repurchase                                                        1,480                  375
       Proceeds from issuance of stock                                                                           14
                                                                                       --------             --------
       Net cash provided by financing activities                                        19,091                9,865
                                                                                       --------             --------
 NET INCREASE (DECREASE) IN CASH                                                        (1,247)                (658)
                                                                                       --------             --------
 CASH AT JANUARY 1,                                                                     15,086               11,020
                                                                                       --------             --------
 CASH AT MARCH 31,                                                                      10,362               13,839
                                                                                       ========             ========

                         GREENE COUNTY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1-PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Greene County Bancshares, Inc. (the Company) and its wholly owned subsidiaries, Greene County Bank and American Fidelity Bank. All material intercompany balances and transactions have been eliminated in the consolidation.


2-ACQUISITION

During 1989, Greene County Bancshares, Inc. acquired American Fidelity Bank, located in Alcoa, Tennessee. The Corporation issued 52,440 shares of common stock in exchange for all of the outstanding shares of American Fidelity Bank. The transaction has been accounted for as a pooling of interests.

The Consolidated Financial Statements and Financial Information for prior periods have been restated to reflect the combined financial position and operations in order to furnish comparative information.

A summary of Condensed Financial Information of the combined entities is as follows:


                                         Greene County                        American
                                        Bancshares, Inc.                   Fidelity Bank
                                        ----------------                   -------------
         March 31, 1995
Loans, net                                 $253,128                             $47,464
Investments                                  68,385                              12,506
Deposits                                    316,215                              62,368
Stockholders' Equity                         37,920                               6,175

Net interest income                           4,221                                 752
Net income                                    1,493                                 190
Net income per share
  of common stock                          $   3.37                            $   0.43




The net income per share of common stock is calculated based on 442,444 shares of common stock.

3-FAS 109

In January 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." The adoption of FAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Previously the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future consequences of temporary differences between the carrying amounts and the tax bases of assets ad liabilities. The adjustment to the January 1, 1993 balance sheet to adopt FAS 109 netted to $52,272. This effect was reflected in 1993 net income as the effect of a change in accounting principle. It primarily represents the impact of adjusting deferred taxes to reflect the current tax rates as opposed to higher tax rates which were in effect when the deferred taxes originated.

4-SUMMARY OF ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 1995 and the results of operations, stockholders' equity and cash flows for the three month period then ended.

5-ALLOWANCE FOR LOAN LOSSES

Transactions in the Allowance for Loan Losses were as follows:

                                                                          Three Months
                                                                             Ended
                                                                           March 31,
                           (In thousands)                            1995            1994
                           --------------                            ----            ----
Balance, January 1                                                   $3,447        $2,962

Add (Deduct):
  Losses charged to allowance                                          (130)         (559)
  Recoveries credited to allowance                                      149           105
  Provision for loan losses                                             136            84
                                                                      -----         -----

Balance, March 31                                                    $3,602        $2,592
                                                                      =====         =====

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of financial condition and results of operations of Greene County Bancshares, Inc. and subsidiaries (the "Company") for the three month period ended March 31, 1995. The Company is not aware of any recommendations by the regulatory authorities which if implemented would have a material effect on the issuer's liquidity, capital resources or operations.


Earnings

Greene County Bancshares, Inc. earnings for the three months ended March 31, 1995 were $1,493,000. This represents a 17.6% increase when compared to $1,270,000 earnings for the same period in 1994.


Net Interest Income

The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest bearing assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, and the ability to respond to changes in interest rates through asset/liability management. During the three months ended March 31, 1995, net interest income after provision for loan losses, was $4,221,000 as compared to $3,401,000 for the same period in 1994, an increase of 24.11%. The increase is primarily attributable to an increase in volume and yield of earning assets and interest-bearing liabilities and the ability to respond to changes in interest rates through asset/liability management.

Loans produced the largest component of interest income, contributing $6,014,000 for the three months ended March 31, 1995 as compared to $4,184,000 for the same period in 1994, representing an increase of 43.7%. The increase is attributable to both rate and volume increases of earning assets.

Earnings on investments and federal funds sold provided the balance of interest income, producing $1,102,000 for the three month period ended March 31, 1995 as compared to $1,199,000 for the same period in 1994. Total interest expense for the Company increased 52.53% during the three month period ended March 31, 1995 as compared to the same period in 1994. Interest expense consisted primarily of interest paid on deposits which totaled $2,789,000 during the three months ended March 31, 1995 as compared to $1,846,000 for the same period in 1994.
The Company's deposit base grew 6.05% during the three months ended March 31, 1995. The cost of interest-bearing liabilities increased due to both rate and volume increases.


The deregulation of interest rates has given banks more opportunity to attract deposits and has created a public which is more interest rate sensitive. As a result, banks are paying interest on a continually increasing portion of their deposits base. The Company's ability to maintain a favorable spread between interest income and interest expense is a major factor in generating earnings; therefore, it is necessary to effectively manage earning assets and interest-bearing liabilities. As the percentage of interest-bearing deposits compared to total deposits increases and rates become more competitive, it becomes increasingly more difficult to maintain the Company's spread.


Non-interest Income and Expense

Income that is not related to interest-bearing assets, consisting primarily of service charges, commissions and fees, has become more important as increases in levels of interest-bearing deposits make it more difficult to maintain net interest income spreads.

Total other income for the three month period ended March 31, 1995 was $740,000 as compared to $565,000 for the same period in 1994, This increase of 30.98% resulted in part from an increase in service charges on deposit accounts and commissions earned.

Control of operating expense is also an important aspect in managing net income. Operating expenses include personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc.. Total other operating expenses were $2,468,000 for the three month period ended March 31, 1995 as compared to $2,010,000 for the same period in 1994. Personnel cost are the primary element of the Company's other operating expenses. During the three months ended March 31, 1995 salaries and benefits represented $1,294,000 of other operating expenses. This was an increase of $242,000 or 23.00% over the same period in 1994. These increases were due to opening new branches requiring increased staff levels, and increased employee benefit costs, including health insurance and pension costs.

Other operating expenses during the three month period ended March 31, 1995 were $1,174,000 an increase of $216,000 from the same period in 1994 which was $958,000. This increase was due to in part to increases in assessments by the FDIC and increased accounting and legal expenses incurred as a result of the FDIC Improvement Act and other regulations, along with increased expenses to operate new branches that were opened.

Loans

At March 31, 1995, loans, net of unearned income and allowance for loan losses, were $253.0 million compared to $194.0 million for the same period in 1994. This increase is primarily due to increases in commercial lending. Nonaccrual Loans decreased by $525,000 during the three month period ended March 31, 1995.


Provision and allowance for loan losses

Because the loan portfolio represents the Company's largest earning asset, the Company continually monitors the quality of its loan portfolio. Greene County Bancshares, Inc. operates in a diverse economy of manufacturing and agriculture and, accordingly, most loans are made to commercial enterprises or consumers who are directly supported by these enterprises. During the three month period ended March 31, 1995, Greene County Bancshares, Inc. charged-off $130,000 in loans, and recovered $149,000 in charged-off loans. All loans identified by management or regulatory authorities as losses are charged-off against the allowance for loan losses. All other loans classified for regulatory purposes do not require disclosure since in management's opinion they do not (i) represent or result from trends or uncertainties which management expects to materially impact future operating results, liquidity or capital resources, or
(ii) represent material credits which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. The Company's allowance for loan losses increased to $3,602,000 at March 31, 1995 from $2,592,000 for the same period in 1995. This increase is due to an overall increase in the total loan portfolio.

Investments

The Company maintains an investment portfolio to provide liquidity and earnings. Investments at March 31, 1995 with an amortized cost of $68.9 million had a market value of $68.4 million. During the same period in 1994, investments with an amortized cost of $98.6 million had a market value of $98.8 million. This decrease was used to fund increases in the loan portfolio.

In 1993, the Financial Accounting Standards Board ("FASB") issued Statement Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires that investments in certain debt and equity securities be classified as either Held to Maturity (reported at amortized cost), Trading (reported at fair value with unrealized gains and losses included in earnings), or Available for Sale (reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity). SFAS 115 is required to be implemented for fiscal years beginning after December 15, 1993. Management adopted SFAS 115 on January 1, 1994 and currently classifies a portion of the portfolio as available for sale. The adoption of SFAS 115 did not have a material impact on the Banks' financial position or results of operations.


Deposits

The funds to support the Company's asset growth have been provided by increased deposits, which amounted to $316.0 million at March 31, 1995. This represents a 14.1% increase from the deposits at March 31, 1994 of $277.0 million. The increase is primarily the result of Greene County Bancshares, Inc. aggressive efforts to attract new time deposit customers.

Stockholders' Equity and Capital Adequacy

Sufficient levels of capital are necessary to sustain growth and absorb losses. The Company exceeds all regulatory capital requirements. The Company's primary source of new capital is undivided profits.

The Federal Reserve Board, the FDIC and other agencies which regulate financial institutions have adopted capital adequacy standards applicable to financial institutions. These standards are intended to reflect the degree of risk associated with both on and off balance sheet items and to assure that even those institutions that invest predominately in low risk assets, maintain a certain minimum level of capital. The following table provides the Company's best collective understanding of the regulatory capital requirements as currently published. These understandings are based upon regulations, guidelines and interpretations now in effect or proposed, all of which are subject to change.


                                                     Capital Ratio's at
                                                       March 31, 1995
- --------------------------------------------------------------------------------
                                            Required
                                             Minimum                   Company's
                                               Ratio                       Ratio
- --------------------------------------------------------------------------------
  Tier 1 risk-based capital                   4.00%                      14.86%
- --------------------------------------------------------------------------------
  Total risk-based capital                    8.00%                      16.28%
- --------------------------------------------------------------------------------
  Leverage Ratio                              3.00%                      10.35%
================================================================================

The Company believes it was in compliance with all minimum regulatory capital guidelines at March 31, 1995 and continues to be so.


Liquidity and Growth

Liquidity refers to the ability of the Company to generate sufficient funds to meet its financial obligations and commitments without significantly impacting net interest income. One of the Company's objectives is to maintain a high level of liquidity, and this goal continues to be met. Maintaining liquidity ensures that will be available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of other deposits and liabilities. These obligations can be met by existing cash reserves of funds from maturing loans and investments, but in the normal course of business are met by deposit growth. Increased deposits and retained earnings are also the sources for the Company's continued growth.

During the three month period ended March 31, 1995, operating activities of the Company provided $938,000 of cash flows. Net income of $1,493,000, adjusted for non-cash operating activities provided the majority of cash generated from operations.

Investing activities, including lending, used $21,276,000 of the Company's cash flow, which resulted in a $7,461,000 net increase in the investment portfolio. Loans originated net of principal collected used $12,030,000 in funds.

Net additional cash inflows of $19,091,000 were provided by financing activities. Net deposit growth accounted for $18,053,000 of the increase, an increase in securities sold under agreements to repurchase of $1,480,000. Offsetting this increase was the cash dividends paid to shareholders of $442,000.

The Company's liquid assets include investment securities, federal funds sold, and cash and due from banks. These assets represented 30.1% of total deposits at March 31, 1995, a decrease from 34.9% at March 31, 1994.


Interest Sensitivity

Deregulation of interest rates and short-term, interest-bearing deposits which are more volatile have created a need for shorter maturities of earnings assets. An increasing percentage of commercial and installment loans are being made with variable rates or shorter maturities to increase liquidity and interest rate sensitivity. The difference between interest sensitive asset and interest sensitive liability repricing within time periods is referred to as the interest rate sensitivity gap. Gaps are identified as either positive (interest sensitive assets in excess of interest sensitive liabilities) or negative (interest sensitive liabilities in excess of interest sensitive assets).


Inflation

The effect of inflation on financial institutions differs from the impact on other types of businesses. Since assets and liabilities of banks are primarily monetary in nature, they are more affected by changes in interest rates than by the rate of inflation.

Inflation generates increased credit demand and fluctuation in interest rates. Although credit demand and interest rates are not directly tied to inflation, each can significantly impact net interest income. As in any business or industry, expenses such as salaries, equipment, occupancy, and other operating expenses are also subject to the upward pressures created by inflation.

Since the rate of inflation has been stable during the last several years, the impact of inflation on the earnings presented in this report is insignificant.


Income taxes

In January 1993, the Corporation adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". The adoption of SFAS 109 changes the Corporations's method of accounting for income taxes from the deferred method (under Accounting Principles Board Statement No.11) to an asset and liability approach.

There are two components of the income tax provision, current and deferred. Current income tax provisions approximate taxes to be paid or refunded for the applicable period. Balance sheet amounts of deferred taxes are recognized on the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax liabilities or assets between periods.

Recognition of deferred tax assets is based on management's belief that is more likely than not that the tax benefit associated with certain temporary differences and tax credits will be realized.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's Consolidated Financial Position.



Item 2.  Changes in Securities

         None.



Item 3.  Defaults upon Senior Securities

         None.



Item 4.  Submission of matters to a vote of security holders.

         (a) April 18, 1995
             Annual Meeting

         (b) All current directors term of office continued after the meeting except for director Jerry McDowell, who resigned due to moving to another state for employment reasons. Their names are listed below:

                               R. Stan Puckett          W.T. Daniels
                               Philip Bachman           Davis Stroud
                               Harrison Lamons          Charles S. Brooks
                               Terry Leonard            J.W. Douthat
                               Ralph T. Brown           Patrick A. Norris
                               James A. Emory           Helen Horner
                               Jerald Jaynes


         (c) None

         (d) None

Item 5.  Other information

         None.


Item 6.   Exhibits and Reports on Form 8-K

         (a) Financial Data Schedule (For SEC use only).
         (b) None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.


                                         Greene County Bancshares, Inc.
                                         ------------------------------
                                                  Registrant



Date: 5/10/95                            /s/ R. Stan Puckett
     -------------                       ------------------------------
                                         R. Stan Puckett
                                         President and CEO



Date: 5/10/95                            /s/ Alex Johnson
     -------------                       -----------------------------
                                         Alex Johnson Sr.Vice President
                                         Chief Financial and Accounting
                                         Officer