Form 10-Q
period 1995-06-30
GREENE COUNTY BANCSHARES INC
filed 1995-08-14
CIK 764402

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


For Quarter ended June 30, 1995              Commission File Number
                                                    0-14289



                        GREENE COUNTY BANCSHARES, INC.
                        ------------------------------
            (Exact name of Registrant as specified in its charter)



        Tennessee                                     62-1222567
-----------------------------              ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification
incorporated or organization)                           Number)


Main & Depot Street
Greeneville, Tennessee                                   37743
-----------------------------              ---------------------------------
(Address of principal                                  (Zip Code)
executive offices)

Registrant's telephone number, including area code 615/639-5111
                                                   ------------

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

Indicate the number or shares outstanding of each of the Issuers classes of common stock as of the latest practicable date: 446,928.

                        PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements

The unaudited consolidated financial statements of the Registrant and its wholly-owned subsidiaries are as follows:

         Consolidated Balance Sheets - June 30 1995 and December 31,
           1994.

         Consolidated Statements of Earnings - For the three months ended June 30, 1995 and 1994 and for the six months ended June 30, 1995 and 1994.

         Consolidated Statements of Cash Flows - For the six months ended June 30, 1995 and 1994.

                 GREENE COUNTY BANCSHARES,INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                      June 30, 1995 and December 31, 1994

                                                                       (Unaudited)        *
                                                                         June 30,    December 31,
                                                                           1995          1994
                                ASSETS                                       (In Thousands)
                                                                         --------      --------
Cash and Due from Banks                                                   $15,269       $15,086
Federal Funds sold                                                          5,100         3,550

Securities available-for-sale                                              35,800        38,109
Securities held-to-maturity (with a market value of $34,210
  on June 30, 1995 and $32,215 on December 31, 1994).                      34,164        32,265

Loans                                                                     273,255       244,700
  Less: Allowance for Loan Losses                                           3,781         3,447
                                                                         --------      --------
  Net Loans                                                               269,474       241,253
                                                                         --------      --------
Bank Premises and Equipment, Net of
    Accumulated Depreciation                                                7,707         7,042
Other Assets                                                                9,639         8,220
                                                                         --------      --------
                                                                         $377,153      $345,525
                                                                         --------      --------

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                 $324,966      $298,162
Federal funds purchased and Securities
  sold under agreements to repurchase                                       5,390         3,879
Other Borrowings                                                            3,570         3,688
Other Liabilities                                                           3,142         2,606
                                                                         --------      --------
    Total Liabilities                                                     337,068       308,335
                                                                         --------      --------


                         STOCKHOLDERS' EQUITY
Common Stock, par value $10, authorized 1,000,000 shares;
   issued and outstanding 446,928 and 442,444 shares on
   June 30, 1995 and December 31, 1994, respectively                        4,469         4,424
Surplus                                                                     3,632         2,915
Retained Earnings                                                          32,013        30,442
Net unrealized holding gains (losses) on
    available-for-sale securities                                             (29)         (591)
                                                                         --------      --------
    Total Stockholders' Equity                                             40,085        37,190
                                                                         --------      --------
                                                                         $377,153      $345,525
                                                                         ========      ========


* Condensed from Audited Financial Statements.
See accompanying notes to Consolidated Financial Statements(Unaudited)

                GREENE COUNTY BANCSHARES,INC. AND SUBSIDIARIES
                     Consolidated Statements of Earnings
                  Three Months Ended June 30, 1995 and 1994
                 and Six Months Ended June 30, 1995 and 1994

                                  (UNAUDITED)

                                                              THREE MONTHS             SIX MONTHS
                                                                 ENDED                    ENDED
                                                                JUNE 30                  JUNE 30
    (Dollars in thousands except per share)                 1995        1994        1995         1994
                                                            ----        ----        ----         ----
Interest Income:
  Interest and Fees on Loans                              $  6,782    $  4,616    $ 12,796     $  8,800
  Interest on Investment Securities                          1,111       1,197       2,058        2,330
  Interest on Federal Funds Sold                               134          23         289           89
                                                          --------    --------    --------     --------
                          Total Interest Income              8,027       5,836      15,143       11,219

Interest Expense:
  Interest on Deposits                                       3,175       1,801       5,964        3,647
  Interest on Short Term Borrowings                            115         137         221          189
                                                          --------    --------    --------     --------
                          Total Interest Expense             3,290       1,938       6,185        3,836
                                                          --------    --------    --------     --------
                             Net Interest Income             4,737       3,898       8,958        7,383

Provision for Loan Losses                                      175          88         311          172
                                                          --------    --------    --------     --------
  Net Interest Income after
     Provision for Loan Losses                               4,562       3,810       8,647        7,211
                                                          --------    --------    --------     --------
Other Income:
  Income from Fiduciary Activities                               8          12          18           30
  Service Charges on Deposit Accounts                          463         428         896          833
  Security Gains(Losses)                                         6         (71)          6          (68)
  Other Income                                                 257          72         554          211
                                                          --------    --------    --------     --------
                                                               734         441       1,474        1,006
Other Expenses:
  Salaries and Employee Benefits                             1,470       1,149       2,764        2,201
  Premises and Fixed Assets Expense                            397         323         764          571
  Other Operating Expenses                                     905         795       1,712        1,505
                                                          --------    --------    --------     --------
                                                             2,772       2,267       5,240        4,277
                                                          --------    --------    --------     --------
Earnings Before Income Taxes                                 2,524       1,984       4,881        3,940

Income Taxes                                                   966         721       1,830        1,407
                                                          --------    --------    --------     --------
Net income                                                   1,558       1,263       3,051        2,533
                                                          ========    ========    ========     ========

Average Number of Shares                                   443,939     442,253     443,191      442,253
Per Share of Common Stock:
  Net Earnings                                            $   3.51    $   2.86    $   6.88     $   5.73
                                                          ========    ========    ========     ========
  Dividends                                               $   1.00    $   0.88    $   2.00     $   1.76
                                                          ========    ========    ========     ========




See accompanying notes to Consolidated Financial Statements (Unaudited)

                        GREENE COUNTY BANCSHARES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR 2ND QUARTER ENDED 6/30/95 AND 6/30/94

                                                                                In Thousands
                                                                        6/30/95              6/30/94
                                                                        -------              -------
 NET CASH PROVIDED BY OPERATING ACTIVITIES:
   Net Income                                                            3,051                2,533
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Provision for Loan Losses                                           311                  172
       Provision for Depreciation & Amortization                           305                  261
       Amortization of investment security
         discounts, net of accretion                                       192                  311
       Decrease (increase) in interest receivable                         (447)                (160)
       Increase (decrease) in unearned income                             (266)              (1,028)
       Increase in other assets                                         (1,419)                (591)
       Increase in Accrued Interest Payable
         and other                                                       1,343                4,485
                                                                       -------               ------
       Net cash provided by operating activities                         3,070                5,983
                                                                       -------               ------
 CASH FLOWS FROM INVESTING ACTIVITIES:
       Net (increase) decrease of investment
         securities and federal funds                                   (1,140)               8,026
       Net increase in loans                                           (28,221)             (17,870)
       Proceeds (improvements) other real estate
         owned and other                                                (1,793)                 498
       Recoveries of Loan Losses                                           286                  349
       Fixed assets reductions (additions)                                (207)                (809)
                                                                       -------               ------
       Net cash used by investing activities                           (31,075)              (9,806)
                                                                       -------               ------
 CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase in demand deposits, NOW,
         money market and savings accounts                              26,804                5,322
       Cash dividends paid                                                (889)                (778)
       Increase in securities sold under
         agreements to repurchase                                        1,511                1,215
       Proceeds from issuance of stock                                     762                   14
                                                                       -------               ------
       Net cash provided by financing activities                        28,188                5,773
                                                                       -------               ------
 NET INCREASE (DECREASE) IN CASH                                           183                1,950

 CASH AT JANUARY 1,                                                     15,086               11,020
                                                                       -------               ------
 CASH AT JUNE 30,                                                       15,269               12,970
                                                                        ======               ======

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

A summary of Condensed Financial Information of the combined entities is as follows:

                                             (In thousands except per share)
                                             -------------------------------
                                          Greene County             American
                                         Bancshares, Inc.         Fidelity Bank
                                         ----------------         --------------
         June 30, 1995
Loans, net                                 $269,474                   $51,498
Investments                                  69,964                    12,816
Deposits                                    324,966                    66,466
Stockholders' Equity                         40,085                     6,434

Net interest income                           8,958                     1,491
Net income                                    3,051                       355
Net income per share
  of common stock                          $   6.83                   $  0.79



The net income per share of common stock is calculated based on 446,928 shares of common stock.

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

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 1995 and the results of operations, stockholders' equity and cash flows for the six month period then ended.

5-ALLOWANCE FOR LOAN LOSSES

Transactions in the Allowance for Loan Losses were as follows:

                                                          Six Months
                                                            Ended
                                                           June 30,
               (In thousands)                         1995         1994
               --------------                         ----         ----
Balance, January 1                                  $3,447        $2,962
Add (Deduct):
  Losses charged to allowance                         (263)         (780)
  Recoveries credited to allowance                     286           368
  Provision for loan losses                            311           172
                                                    ------        ------

Balance, June 30                                    $3,781        $2,722
                                                    ======        ======

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of financial condition and results of operations of Greene County Bancshares, Inc. and subsidiaries (the "Company") for the six month period ended June 30, 1995. The Company is not aware of any recommendations by the regulatory authorities which if implemented would have a material effect on the issuer's liquidity, capital resources or operations.


Earnings

Greene County Bancshares, Inc. earnings for the six months ended June 30, 1995 were $3,051,000. This represents a 20.5% increase when compared to $2,533,000 earnings for the same period in 1994.


Net Interest Income

The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest bearing assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, and the ability to respond to changes in interest rates through asset/liability management. During the six months ended June 30, 1995, net interest income after provision for loan losses, was $8,647,000 as compared to $7,211,000 for the same period in 1994, and increase of 19.90%. The increase is primarily attributable to an increase in volume of earning assets and only small increases in the effective rates paid on interest bearing deposits.

Loans produced the largest component of interest income, contributing $12,796,000 for the six months ended June 30, 1995 as compared to $8,800,000 for the same period in 1994, representing an increase of 45.40%. The increase is attributable to both rate and volume increases of earning assets.

Earnings on investments and federal funds sold provided the balance of interest income, producing $2,347,000 for the six month period ended June 30, 1995 as compared to $2,419,000 for the same period in 1994. Total interest expense for the Company increased 61.20% during the six month period ended June 30, 1995 as compared to the same period in 1994. Interest expense consisted primarily of interest paid on deposits which totaled $5,964,000 during the six months ended June 30, 1995 as compared to $3,647,000 for the same period in 1994. The Company's deposit base grew 8.99% during the six months ended June 30, 1995. The cost of interest bearing liabilities increased due to both rate and volume increases.

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

Total other income for the six month period ended June 30, 1995 was $1,494,000 as compared to $1,006,000 for the same period in 1994, This increase of 48.5% resulted in part from a increase in service charges on deposit accounts and commissions earned.

Control of operating expense is also an important aspect in managing net income. Operating expenses include personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total other operating expenses were $5,240,000 for the six month period ended June 30, 1995 as compared to $4,277,000 for the same period in 1994. Personnel cost are the primary element of the Company's other operating expenses. During the six months ended June 30, 1995 salaries and benefits represented $2,764,000 of other operating expenses. This was an increase of $563,000 or 25.58% over the same period in 1994. These increases were due to opening new branches requiring increased staff levels, and increased employee benefit costs, including health insurance and pension costs.

Other operating expenses during the six month period ended June 30, 1995 were $2,476,000 an increase of $400,000 from the same period in 1994 which was $2,076,000. This increase was due to in part to increases in assessments by the FDIC and increased accounting and legal expenses incurred as a result of the FDIC Improvement Act and other regulations, along with increased expenses to operate new branches that were opened.

Loans

At June 30, 1995, loans, net of unearned income and allowance for loan losses, were $269.4 million compared to $210.0 million for the same period in 1994. This increase is primarily due to increases in commercial lending. Nonaccrual Loans increased by $55,738 during the six month period ended June 30, 1995. This change is deemed to be immaterial by management.


Provision and allowance for loan losses

Because the loan portfolio represents the Company's largest earning asset, the Company continually monitors the quality of its loan portfolio. Greene County Bancshares, Inc. operates in a diverse economy of manufacturing and agriculture and, accordingly, most loans are made to commercial enterprises or consumers who are directly supported by these enterprises. During the six month period ended June 30, 1995, Greene County Bancshares, Inc. charged-off $263,000 in loans, and recovered $286,000 in charged-off loans. All loans identified by management or regulatory authorities as losses are charged-off against the allowance for loan losses. All other loans classified for regulatory purposes do not require disclosure since in management's opinion they do not (i) represent or result from trends or uncertainties which management expects to materially impact future operating results, liquidity or capital resources, or
(ii) represent material credits which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. The Company's allowance for loan losses increased to $3,781,000 at June 30, 1995 from $2,722,000 for the same period in 1994. This increase is due to an overall increase in the total loan portfolio.

Investments

The Company maintains an investment portfolio to provide liquidity and earnings. Investments at June 30, 1995 with a carrying value of $69.9 million had a market value of $70.0 million. During the same period in 1994, investments totaled $80.7 million with a market value of $80.8 million. This decrease was used to fund increases in the loan portfolio.

In 1993, the Financial Accounting Standards Board ("FASB") issued Statement Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires that investments in certain debt and equity securities be classified as either Held to Maturity (reported at amortized cost), Trading (reporting at fair value with unrealized gains and losses included in earnings), or Available for Sale (reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity). SFAS 115 was required to be implemented for fiscal years beginning after December 15, 1993. Management adopted SFAS 115 on January 1, 1994 and currently classifies a portion of the portfolio as available for sale. The adoption of SFAS 115 did not have a material impact on the Bank's financial position or results of operations.


Deposits

The funds to support the Company's asset growth have been provided by increased deposits, which amounted to $325.0 million at June 30, 1995. This represents a 19.1% increase from the deposits at June 30, 1994 of $272.6 million. The increase is primarily the result of Greene County Bancshares, Inc. aggressive efforts to attract new time deposit customers, along with the opening of new branches.

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


=======================================================================================
                                                              Capital Ratio's at
                                                                June 30, 1995
---------------------------------------------------------------------------------------
                                                      Required
                                                       Minimum                Company's
                                                         Ratio                    Ratio
---------------------------------------------------------------------------------------
  Tier 1 risk-based capital                             4.00%                   14.80%
---------------------------------------------------------------------------------------
  Total risk-based capital                              8.00%                   16.20%
---------------------------------------------------------------------------------------
  Leverage Ratio                                        3.00%                   10.62%
=======================================================================================


The Company believes it was in compliance with all minimum regulatory capital guidelines at June 30, 1995 and continues to be so.

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

During the six month period ended June 30, 1995, operating activities of the Company provided $3,070,000 of cash flows. Net income of $3,051,000, adjusted for non-cash operating activities provided the majority of cash generated from operations.

Investing activities, including lending, used $31,075,000 of the Company's cash flow, which resulted in a $1,140,000 net increase in the investment portfolio. Loans originated net of principal collected used $28,221,000 in funds.

Net additional cash inflows of $28,188,000 were provided by financing activities. Net deposit growth accounted for $26,804,000 of the increase, an increase in securities sold under agreements to repurchase of $1,511,000, and the sale of common stock of $762,000. Offsetting this increase was the cash dividends paid to shareholders of $889,000.

The Company's liquid assets include investment securities, federal funds sold, and cash and due from banks. These assets represented 27.8% of total deposits at June 30, 1995, a decrease from 35.5% at June 30, 1994.


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

         (a) Exhibit 27   Financial Data Schedule (SEC use only)

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


                                              Greene County Bancshares, Inc.
                                              ------------------------------
                                                        Registrant



Date: 8/10/95                                 /s/ R. Stan Puckett
                                              --------------------------------
                                              R. Stan Puckett
                                              President and CEO



Date: 8/10/95                                 /s/ Alex Johnson
                                              -----------------------------
                                              Alex Johnson, Sr.Vice President
                                              Chief Financial and Accounting
                                              Officer