Form 10-Q/A
period 1995-06-30
GREENE COUNTY BANCSHARES INC
filed 1995-09-19
CIK 764402

                                  FORM 10-Q/A


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


For Quarter ended June 30, 1995              Commission File Number
                                                    0-14289



                         GREENE COUNTY BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



        Tennessee                                  62-1222567
-----------------------------           ---------------------------------
State or other jurisdiction of            (IRS Employer Identification
incorporated or organization)                        Number)


Main & Depot Street
Greeneville, Tennessee                               37743
-----------------------------           ---------------------------------
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

                               Yes  X    No
                                   ---      ---

Indicate the number or shares outstanding of each of the Issuers classes of common stock as of the latest practicable date: 446,928.

Total number of sequentially-numbered pages  15
                                            ----

                         PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements

The unaudited condensed consolidated financial statements of the Registrant and its wholly-owned subsidiaries are as follows:

         Condensed Consolidated Balance Sheets - June 30 1995 and December 31,
            1994.

         Condensed Consolidated Statements of Earnings - For the three months ended June 30, 1995 and 1994 and for the six months ended June 30, 1995 and 1994.

         Condensed Consolidated Statement of Changes in Shareholders' Equity for the six months ended June 30, 1995.

         Condensed Consolidated Statements of Cash Flows - For the six months ended June 30, 1995 and 1994.

         Notes to Condensed Consolidated Financial Statements.

                         GREENE COUNTY BANCSHARES,INC.
                     Condensed Consolidated Balance Sheets
                      June 30, 1995 and December 31, 1994

                                 (In Thousands)

                                                                       (Unaudited)           *
                                                                         June 30,      December 31,
                              ASSETS                                       1995            1994
                              ------                                   -----------     ------------
Cash and Due from Banks                                                 $ 15,269        $ 15,086
Federal Funds sold                                                         5,100           3,550

Securities available-for-sale                                             35,800          38,109
Securities held-to-maturity (with a market value of $34,210
  on June 30, 1995 and $32,215 on December 31, 1994).                     34,164          32,265

Loans                                                                    273,255         244,700
  Less: Allowance for Loan Losses                                          3,781           3,447
                                                                        --------        --------
  Net Loans                                                              269,474         241,253
                                                                        --------        --------
Bank Premises and Equipment, Net of
    Accumulated Depreciation                                               7,707           7,042
Other Assets                                                               9,639           8,220
                                                                        --------        --------
                                                                        $377,153        $345,525
                                                                        ========        ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Deposits                                                                $324,966        $298,162
Federal funds purchased and Securities
  sold under agreements to repurchase                                      5,390           3,879
Other Borrowings                                                           3,570           3,688
Other Liabilities                                                          2,551           2,606
                                                                        --------        --------
    Total Liabilities                                                    336,477         308,335
                                                                        --------        --------


                       STOCKHOLDERS' EQUITY
                       --------------------
Common Stock, par value $10, authorized 1,000,000 shares;
   Issued and outstanding 446,928 and 442,444 shares on
   June 30, 1995 and December 31, 1994, respectively                       4,469           4,424
Surplus                                                                    3,632           2,915
Retained Earnings                                                         32,604          30,442
Net unrealized depreciation on
    available-for-sale securities                                            (29)           (591)
                                                                        --------        --------
    Total Stockholders' Equity                                            40,676          37,190
                                                                        --------        --------
                                                                        $377,153        $345,525
                                                                        ========        ========


* Condensed from Audited Financial Statements.
See accompanying notes to Condensed Consolidated Financial
Statements (Unaudited).

                         GREENE COUNTY BANCSHARES,INC.
                 Condensed Consolidated Statements of Earnings
                   Three Months Ended June 30, 1995 and 1994
                  and Six Months Ended June 30, 1995 and 1994

                  (Dollars in thousands except per share data)
                  --------------------------------------------

                                  (UNAUDITED)

                                                        Three Months            Six Months
                                                           Ended                   Ended
                                                          June 30                 June 30
                                                        1995        1994        1995        1994
                                                        ----        ----        ----        ----
Interest Income:
  Interest and Fees on Loans                        $  6,782    $  4,616    $ 12,796    $  8,800
  Interest on Securities                               1,111       1,197       2,058       2,330
  Interest on Federal Funds Sold                         134          23         289          89
                                                     -------     -------     -------     -------
                         Total Interest Income         8,027       5,836      15,143      11,219

Interest Expense:
  Interest on Deposits                                 3,175       1,801       5,964       3,647
  Interest on Short Term Borrowings                      115         137         221         189
                                                     -------     -------     -------     -------
                         Total Interest Expense        3,290       1,938       6,185       3,836
                                                     -------     -------     -------     -------
                           Net Interest Income         4,737       3,898       8,958       7,383

Provision for Loan Losses                                175          88         311         172
                                                     -------     -------     -------     -------
  Net Interest Income after
     Provision for Loan Losses                         4,562       3,810       8,647       7,211
                                                     =======     =======     =======     =======
Other Income:
  Income from Fiduciary Activities                         8          12          18          30
  Service Charges on Deposit Accounts                    463         428         896         833
  Security Gains(Losses)                                   6         (71)          6         (68)
  Other Income                                           257          72         554         211
                                                     -------     -------     -------     -------
                                                         734         441       1,474       1,006
Other Expenses:
  Salaries and Employee Benefits                       1,470       1,149       2,764       2,201
  Premises and Fixed Assets Expense                      397         323         764         571
  Other Operating Expenses                               905         795       1,712       1,505
                                                     -------     -------     -------     -------
                                                       2,772       2,267       5,240       4,277
                                                     -------     -------     -------     -------
Earnings Before Income Taxes                           2,524       1,984       4,881       3,940

Income Taxes                                             966         721       1,830       1,407
                                                     -------     -------     -------     -------
Net income                                          $  1,558    $  1,263    $  3,051    $  2,533
                                                     =======     =======     =======     =======


Average Number of Shares Outstanding                 443,939     442,253     443,191     442,253
Per Share of Common Stock:
  Net Earnings                                      $   3.51    $   2.86    $   6.88    $   5.73
                                                     =======     =======     =======     =======
  Dividends                                         $   1.00    $   0.88    $   2.00    $   1.76
                                                     =======     =======     =======     =======





See accompanyning notes to Condensed Consolidated Financial
Statements (Unaudited).

                         GREENE COUNTY BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995


                                 (In thousands)

                                                                                        Net
                                                                                    Unrealized
                                                                                   Depreciation
                                                                                   on Available
                                          Common                      Retained       for sale
                                          Stock        Surplus        Earnings      Securities       Total
                                          -----        -------        --------      ----------       -----
 January 1, 1995                          $4,424        $2,915         $30,442      $  (591)        $37,190


   Issuance of 4,484
   shares                                     45           717               -            -             762


   Net income                                  -             -           3,051            -           3,051

   Change in unrealized
   depreciation,                               -             -               -          562             562
       net of tax


   Dividends paid                              -             -            (889)           -            (889)

                                          ------        ------         -------      -------         -------



 June 30, 1995                            $4,469        $3,632         $32,604      $   (29)        $40,676
                                          ======        ======         =======      =======         =======





See accompanying notes to Condensed Consolidated Financial
Statements (Unaudited).

                         GREENE COUNTY BANCSHARES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED 6/30/95 AND 6/30/94

                                 (In Thousands)

                                                                                               Six Months Ended
                                                                                        June 30,             June 30,
                                                                                         1995                 1994
                                                                                         ----                 ----
 NET CASH PROVIDED BY OPERATING ACTIVITIES:

   Net Income                                                                            3,051                2,533
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Provision for Loan Losses                                                           311                  172
       Provision for Depreciation & Amortization                                           305                  261
       Amortization of investment security
         discounts, net of accretion                                                       192                  311
       Increase in interest receivable                                                    (447)                (160)
       Decrease in unearned income                                                        (266)              (1,028)
       Increase in other assets                                                         (1,419)                (591)
       Increase in Accrued Interest Payable
         and other                                                                       1,343                4,485
                                                                                       -------              -------
       Net cash provided by operating activities                                         3,070                5,983
                                                                                       -------              -------


 CASH FLOWS FROM INVESTING ACTIVITIES:
       Net (increase) decrease of securities
         and federal funds                                                              (1,140)               8,026
       Net increase in loans                                                           (27,935)             (17,521)
       Proceeds (improvements) other real estate
         owned and other                                                                (1,793)                 498
       Fixed assets additions                                                             (207)                (809)
                                                                                       -------              -------
       Net cash used by investing activities                                           (31,075)              (9,806)
                                                                                       -------              -------

 CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase in demand deposits, NOW,
         money market and savings accounts                                              26,804                5,322
       Cash dividends paid                                                                (889)                (778)
       Increase in securities sold under
         agreements to repurchase                                                        1,511                1,215
       Proceeds from issuances of common stock                                             762                   14
                                                                                       -------              -------
       Net cash provided by financing activities                                        28,188                5,773
                                                                                       -------              -------

 NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 183                1,950

 CASH AND CASH EQUIVALENTS AT JANUARY 1, 1995                                           15,086               11,020
                                                                                       -------              -------
 CASH AND CASH EQUIVALENTS AT JUNE 30, 1995                                            $15,269              $12,970
                                                                                       =======              =======

See accompanying notes to Condensed Consolidated Financial
   Statements (Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1-PRINCIPLES OF CONSOLIDATION AND PRESENTATION

The consolidated financial statements include the accounts of Greene County Bancshares, Inc. (the "Company") and its wholly owned subsidiaries, Greene County Bank and American Fidelity Bank. All material intercompany balances and transactions have been eliminated in the consolidation.

SUMMARY OF ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the consolidated financial position of the Company as of June 30, 1995 and the results of operations, stockholders' equity and cash flows for the periods presented.


2-ALLOWANCE FOR LOAN LOSSES

Transactions in the Allowance for Loan Losses were as follows:

                                                   Six Months
                                                     Ended
                                                    June 30,
                 (In thousands)                 1995       1994
                 --------------                 ----       ----
Balance, January 1                             $3,447     $2,962
Add(Deduct):
  Losses charged to allowance                    (263)      (780)
  Recoveries credited to allowance                286        368
  Provision for loan losses                       311        172
                                               ------     ------

Balance, June 30                               $3,781     $2,722
                                               ======     ======


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of financial condition and results of operations of Greene County Bancshares, Inc. and Subsidiaries (the "Company") for the six month periods and three month periods ended as of June 30, 1995 and 1994 respectively. The Company is not aware of any recommendations by the bank regulatory authorities which if implemented would have a material effect on the issuer's liquidity, capital resources or operations.


Earnings

Greene County Bancshares, Inc. earnings for the three months and six months ended June 30, 1995 were $1,558,000 and $3,051,000, respectively. This represents a 23.4 % and a 20.5% increase when compared to $1,263,000 and $2,533,000 earnings for the respective periods in 1994.


Net Interest Income

The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest bearing assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, and the ability to respond to changes in interest rates through asset/liability management. During the three and six months ended June 30, 1995, net interest income after provision for loan losses, was $4,562,000 and $8,647,000, respectively, as compared to $3,810,000 and $7,211,000 for the same periods in 1994, increases of 19.7% and 19.9%, respectively. The increases are primarily attributable to an increase in volume of earning assets and only small increases in the effective rates paid on interest bearing deposits.

Loans produced the largest component of interest income, contributing $6,782,000 and $12,796,000 for the three and six months ended June 30, 1995, respectively, as compared to $4,616,000 and $8,800,000 for the same periods in 1994, representing increases of 46.9% and 45.4%, respectively. The increases are attributable to both rate and volume increases of earning assets.

Earnings on securities and federal funds sold provided the balance of interest income, producing $1,245,000 and $2,347,000 for the three and six month periods ended June 30, 1995, respectively, as compared to $1,220,000 and $2,419,000 for the same periods in 1994.

Total interest expense for the Company increased 69.8% and 61.2% during the three and six month periods ended June 30, 1995, respectively, as compared to the same periods in 1994. Interest expense consisted primarily of interest paid on deposits which totaled $3,175,000 and $5,964,000 during the three and six months ended June 30, 1995, respectively, as compared to $1,801,000 and $3,647,000 for the same periods in 1994. The cost of interest bearing liabilities increased due to both rate and volume increases.

The deregulation of interest rates has given banks more opportunity to attract deposits and has created a public which is more interest rate sensitive. As a result, banks are paying interest on a continually increasing portion of their deposit base. The Company's ability to maintain a favorable spread between interest income and interest expense is a major factor in generating earnings; therefore, it is necessary to effectively manage earning assets and interest-bearing liabilities. As the percentage of interest-bearing deposits compared to total deposits increases and rates become more competitive, it becomes increasingly more difficult to maintain the Company's spread.


Non-interest Income and Expense

Income that is not related to interest-bearing assets, consisting primarily of service charges, commissions and fees, has become more important as increases in levels of interest-bearing deposits make it more difficult to maintain net interest income spreads.

Total other income for the three and six month periods ended June 30, 1995 was $734,000 and $1,474,000, respectively, as compared to $441,000 and $1,006,000 for the same periods in 1994. The increases of 66.4% and 46.5% resulted in part from an increase in service charges on deposit accounts and commissions earned.

Control of operating expenses is also an important aspect in managing net income. Operating expenses include personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation ("FDIC") assessment, etc..
Total other operating expenses were $2,772,000 and $5,240,000 for the three and six month periods ended June 30, 1995, respectively, as compared to $2,267,000 and $4,277,000 for the same periods in 1994. Personnel costs are the primary element of the Company's other operating expenses. During the three and six months ended June 30, 1995 salaries and benefits represented $1,470,000 and $2,764,000 of other operating expenses, respectively. This was an increase of $321,000 and $563,000 or 27.9% and 25.6% over the same periods in 1994. These increases were due to opening new branches requiring increased staff levels, and increased employee benefit costs, including health insurance and pension costs.

Other operating expenses during the three and six month periods ended June 30, 1995 were $1,302,000 and $2,476,000, increases of $184,000 and $400,000, respectively, from the same periods in 1994. The increases were due in part to increased expenses to operate new branches that were opened.


Loans

At June 30, 1995, loans, net of unearned income and allowance for loan losses, were $269.5 million compared to $210.0 million for the same period in 1994. This increase is primarily due to increases in commercial lending. Nonaccrual Loans increased by $55,738 during the six months period ended June 30, 1995. This change is deemed to be immaterial by management.


Provision and Allowance for Loan Losses

Because the loan portfolio represents the Company's largest earning asset, the Company continually monitors the quality of its loan portfolio. Greene County Bancshares, Inc. operates in a diverse economy of manufacturing and agriculture and, accordingly, most loans are made to commercial enterprises or consumers who are directly supported by these enterprises. During the three and six months period ended June 30, 1995, Greene County Bancshares, Inc. charged-off $133,000 and $263,000 in loans, and recovered $137,000 and $286,000 in charged-off loans, respectively. All loans identified by management or regulatory authorities as losses are charged-off against the allowance for loan losses. All other loans classified for regulatory purposes do not require disclosure since in management's opinion they do not (i) represent or result from trends or uncertainties which management expects to materially impact future operating results, liquidity or capital resources, or (ii) represent material credits which cause management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. The Company's allowance for loan losses increased to $3,781,000 at June 30, 1995 from $2,722,000 for the same period in 1994. This increase is due to an overall increase in the total loan portfolio.


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

===========================================================================================================================
                                                                                           Capital Ratio's at
                                                                                             June 30, 1995
---------------------------------------------------------------------------------------------------------------------------
                                                                                   Required
                                                                                   Minimum                 Company's
                                                                                    Ratio                    Ratio
---------------------------------------------------------------------------------------------------------------------------
  Tier 1 risk-based capital                                                          4.00%                   14.80%
---------------------------------------------------------------------------------------------------------------------------
  Total risk-based capital                                                           8.00%                   16.20%
---------------------------------------------------------------------------------------------------------------------------
  Leverage Ratio                                                                     3.00%                   10.62%
===========================================================================================================================

The Company believes it was in compliance with all minimum regulatory capital guidelines at June 30, 1995 and continues to be so.


Liquidity and Growth

Liquidity refers to the ability of the Company to generate sufficient funds to meet its financial obligations and commitments without significantly impacting net interest income. One of the Company's objectives is to maintain a high level of liquidity, and this goal continues to be met. Maintaining liquidity ensures that funds will be available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of other deposits and liabilities. These obligations can be met by existing cash reserves of funds from maturing loans and investments, but in the normal course of business are met by deposit growth. Increased deposits and retained earnings are also the sources for the Company's continued growth of liquidity.


During the six month period ended June 30, 1995, operating activities of the Company provided $3,070,000 of cash flow. Net income of $3,051,000, adjusted for non-cash operating activities, provided the majority of cash generated from operations.

Investing activities, predominantly lending, used $31,075,000 of the Company's cash flow. This resulted in a $1,140,000 net increase in the investment portfolio whereas loans originated, net of principal collected, used $28,221,000 in funds.

Net cash inflows of $28,188,000 were provided by financing activities. Net deposit growth accounted for $26,804,000 of the increase, along with an increase in securities sold under agreements to repurchase of $1,511,000, and the sale of common stock of $762,000. Offsetting this increase were the cash dividends paid to shareholders of $889,000.

The Company's liquid assets include investment securities, federal funds sold, and cash and due from banks. These assets represented 27.8% of total deposits at June 30, 1995, a decrease from 35.5% at June 30, 1994.


Interest Sensitivity

Deregulation of interest rates and short-term, interest-bearing deposits which are more volatile have created a need for shorter maturities of earnings assets. An increasing percentage of commercial and installment loans are being made with variable rates or shorter maturities to increase liquidity and interest rate sensitivity. The difference between interest sensitive asset and interest sensitive liability repricing within time periods is referred to as the interest rate sensitivity gap. Gaps are identified as either positive (interest sensitive assets in excess of interest sensitive liabilities) or negative (interest sensitive liabilities in excess of interest sensitive assets). The Company monitors its interest rate sensitivity gap on a monthly basis to maintain a positive position.

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

         (a) None.

         (b) None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.


                                         Greene County Bancshares, Inc.
                                         ------------------------------
                                                  Registrant



Date: 9/19/95                            /s/ R. Stan Puckett
     -------------                       ------------------------------
                                         R. Stan Puckett
                                         President and CEO



Date: 9/19/95                            /s/ Alex Johnson
     -------------                       -----------------------------
                                         Alex Johnson, Sr.Vice President
                                         Chief Financial and Accounting
                                         Officer