Form 10-Q
period 1995-09-30
GREENE COUNTY BANCSHARES INC
filed 1995-11-14
CIK 764402

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


      For Quarter ended September 30, 1995         Commission File Number
                                                           0-14289



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


Registrant's telephone number, including area code 615/639-5111
                                                   ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X    No
                                   ----    ----

Indicate the number or shares outstanding of each of the Issuers classes of common stock as of the latest practicable date: 447,453.

Total number of sequentially-numbered pages  15
                                            ----

                         PART 1 - FINANCIAL INFORMATION





Item 1.  Financial Statements

The unaudited condensed consolidated financial statements of the Registrant and its wholly-owned subsidiaries are as follows:

         Condensed Consolidated Balance Sheets - September 30 1995 and
           December 31, 1994.

         Condensed Consolidated Statements of Earnings - For the three months ended September 30, 1995 and 1994 and for the nine months ended September 30, 1995 and 1994.

         Condensed Consolidated Statement of Changes in Shareholders'
          Equity for the nine months ended September 30, 1995.

         Condensed Consolidated Statements of Cash Flows - For the nine months ended September 30, 1995 and 1994.

         Notes to Condensed Consolidated Financial Statements.

                 GREENE COUNTY BANCSHARES,INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                    September 30, 1995 and December 31, 1994

                                                              (Unaudited)          *
                                                              September 30,    December 31,
                                                                  1995            1994
                           ASSETS                                    (In Thousands)
                                                                --------        --------
Cash and Due from Banks                                         $ 12,737        $ 15,086
Federal Funds sold                                                 9,500           3,550

Securities available-for-sale                                     33,381          38,109
Securities held-to-maturity (with a market value of $34,379
  on September 30, 1995 and $32,215 on December 31, 1994).        34,106          32,265

Loans                                                            284,976         244,700
  Less: Allowance for Loan Losses                                  3,880           3,447
                                                                --------        --------

  Net Loans                                                      281,096         241,253
                                                                --------        --------
Bank Premises and Equipment, Net of
    Accumulated Depreciation                                       7,939           7,042
Other Assets                                                      10,287           8,220
                                                                --------        --------
                                                                $389,046        $345,525
                                                                ========        ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                        $335,646        $298,162
Federal funds purchased and Securities
  sold under agreements to repurchase                              4,774           3,879
Other Borrowings                                                   3,509           3,688
Other Liabilities                                                  3,282           2,606
                                                                --------        --------

    Total Liabilities                                            347,211         308,335
                                                                --------        --------


                    STOCKHOLDERS' EQUITY
Common Stock, par value $10, authorized 1,000,000 shares;
   issued and outstanding 447,453 and 442,444 shares on
   September 30, 1995 and December 31, 1994, respectively          4,474           4,424
Surplus                                                            3,716           2,915
Retained Earnings                                                 33,653          30,442
Net unrealized holding gains (losses) on
    available-for-sale securities                                     (8)           (591)
                                                                --------        --------

    Total Stockholders' Equity                                    41,835          37,190
                                                                --------        --------
                                                                $389,046        $345,525
                                                                ========        ========


* Condensed from Audited Financial Statements.
See accompanying notes to Consolidated Financial Statements(Unaudited)

                 GREENE COUNTY BANCSHARES,INC. AND SUBSIDIARIES
                      Consolidated Statements of Earnings
                 Three Months Ended September 30, 1995 and 1994
               and Nine Months Ended September 30, 1995 and 1994

                                  (UNAUDITED)

                                              Three Months      Nine Months
                                                 Ended             Ended
                                              September 30      September 30
(Dollars in thousands except per share)       1995     1994     1995     1994
 -------------------------------------        ----     ----     ----     ----
Interest Income:
  Interest and Fees on Loans                $ 7,106  $ 5,032  $19,902  $13,832
  Interest on Investment Securities           1,024      955    3,082    3,285
  Interest on Federal Funds Sold                 92       76      381      165
                                            -------  -------  -------  -------
                 Total Interest Income        8,222    6,063   23,365   17,282

Interest Expense:
  Interest on Deposits                        3,371    2,015    9,335    5,662
  Interest on Short Term Borrowings             104      117      325      306
                                            -------  -------  -------  -------
                Total Interest Expense        3,475    2,132    9,660    5,968
                                            -------  -------  -------  -------
                   Net Interest Income        4,747    3,931   13,705   11,314

Provision for Loan Losses                       182      105      493      277
                                            -------  -------  -------  -------

  Net Interest Income after
     Provision for Loan Losses                4,565    3,826   13,212   11,037
                                            -------  -------  -------  -------

Other Income:
  Income from Fiduciary Activities               10       11       28       41
  Service Charges on Deposit Accounts           430      415    1,326    1,248
  Security Gains(Losses)                          0       33        6      (35)
  Other Income                                  180       89      734      300
                                            -------  -------  -------  -------
                                                620      548    2,094    1,554
Other Expenses:
  Salaries and Employee Benefits              1,632    1,195    4,396    3,396
  Premises and Fixed Assets Expense             483      293    1,247      864
  Other Operating Expenses                      641      849    2,353    2,354
                                            -------  -------  -------  -------
                                              2,756    2,337    7,996    6,614
                                            -------  -------  -------  -------
Earnings Before Income Taxes                  2,429    2,037    7,310    5,977

Income Taxes                                    933      786    2,763    2,193
                                            -------  -------  -------  -------

Net income                                  $ 1,496  $ 1,251  $ 4,547  $ 3,784
                                            -------  -------  -------  -------


Average Number of Shares                    446,282  442,253  445,110  442,253
Per Share of Common Stock:
  Net Earnings                              $  3.35  $  2.83  $ 10.22  $  8.56
                                            -------  -------  -------  -------
  Dividends                                 $  1.00  $  0.88  $  3.00  $  2.64
                                            -------  -------  -------  -------



See accompanyning notes to Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995


                                 (In thousands)

                                                                                        Net
                                                                                     Unrealized
                                                                                    Depreciation
                                                                                    on Available
                                          Common                      Retained        for sale
                                           Stock       Surplus        Earnings       Securities        Total
                                           -----       -------        --------       ----------        -----
 January 1, 1995                          $4,424         $2,915       $30,442          $  (591)      $37,190


   Issuance of 5,009
       shares                                 50            801             -                -           851


   Net income                                  -              -         4,547                -         4,547

  Change in unrealized
   depreciation,                               -              -             -              583           583
       net of tax


   Dividends paid                              -              -        (1,336)               -        (1,336)

                                          ------         ------       -------          -------       -------


 September 30, 1995                       $4,474         $3,716       $33,653          $    (8)      $41,835
                                          ======         ======       =======          =======       =======





See accompanying notes to Condensed Consolidated Financial
  Statements(Unaudited).

                         GREENE COUNTY BANCSHARES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED 9/30/95 AND 9/30/94

                                 (In Thousands)

                                                                                              Nine Months Ended
                                                                                        Sept 30,           Sept 30,
                                                                                          1995               1994
                                                                                          ----               ----
 NET CASH PROVIDED BY OPERATING ACTIVITIES:
   Net Income                                                                          $ 4,547              $ 3,784
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Provision for Loan Losses                                                           493                  277
       Provision for Depreciation & Amortization                                           500                  387
       Amortization of investment security
         discounts, net of accretion                                                       256                  828
       Increase in interest receivable                                                    (852)                (347)
       Decrease in unearned income                                                        (372)              (1,214)
       Increase in other assets                                                         (2,067)                (943)
       Increase in Accrued Interest Payable
         and other                                                                       3,069                8,384
                                                                                       -------              -------
       Net cash provided by operating activities                                         5,574               11,156
                                                                                       -------              -------


 CASH FLOWS FROM INVESTING ACTIVITIES:

       Net (increase) decrease of securities
         and federal funds                                                              (3,063)              12,341
       Net increase in loans                                                           (39,843)             (30,236)
       Proceeds (improvements) other real estate
         owned and other                                                                (1,751)               1,020
       Fixed assets additions                                                           (1,160)                (911)
                                                                                       -------              -------
       Net cash used by investing activities                                           (45,817)             (17,786)
                                                                                       -------              -------


 CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase in demand deposits, NOW,
         money market and savings accounts                                              37,484               16,629
       Cash dividends paid                                                              (1,336)              (1,168)
       Increase (decrease) in securities
         sold under agreements to repurchase                                               895               (1,680)
       Proceeds from issuances of common stock                                             851                   14
                                                                                       -------              -------
       Net cash provided by financing activities                                        37,894               13,795
                                                                                       -------              -------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (2,349)               7,165

 CASH AND CASH EQUIVALENTS AT JANUARY 1, 1995                                           15,086               11,020
                                                                                       -------              -------


 CASH AND CASH EQUIVALENTS AT SEPTEMBER 30, 1995                                       $12,737              $18,185
                                                                                       =======              =======

See accompanying notes to Condensed Consolidated Financial
   Statements(Unaudited)

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

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the consolidated financial position of the Company as of September 30, 1995 and the results of operations, stockholders' equity and cash flows for the periods presented.


2-ALLOWANCE FOR LOAN LOSSES

Transactions in the Allowance for Loan Losses were as follows:

                                                           Nine Months
                                                              Ended
                                                          September 30,
                           (In thousands)            1995               1994
                           --------------            ----               ----
Balance, January 1                                  $3,447             $2,962

Add(Deduct):
  Losses charged to allowance                         (436)            (1,067)
  Recoveries credited to allowance                     376                522
  Provision for loan losses                            493                277
                                                    ------             ------

Balance, September 30                               $3,880             $2,694
                                                    ======             ======

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of financial condition and results of operations of Greene County Bancshares, Inc. and Subsidiaries (the "Company") for the nine month periods and three month periods ended as of September 30, 1995 and 1994 respectively. The Company is not aware of any recommendations by the bank regulatory authorities which if implemented would have a material effect on the issuer's liquidity, capital resources or operations.


Earnings

Greene County Bancshares, Inc. earnings for the three months and nine months ended September 30, 1995 were $1,496,000 and $4,547,000, respectively. This represents a 19.6 % and a 20.2% increase when compared to $1,251,000 and $3,784,000 earnings for the respective periods in 1994.


Net Interest Income

The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest bearing assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, and the ability to respond to changes in interest rates through asset/liability management. During the three and nine months ended September 30, 1995, net interest income after provision for loan losses, was $4,565,000 and $13,212,000, respectively, as compared to $3,826,000 and $11,037,000 for the same periods in 1994, increases of 19.3% and 19.7%, respectively. The increases are primarily attributable to an increase in volume of earning assets and only small increases in the effective rates paid on interest bearing deposits.

Loans produced the largest component of interest income, contributing $7,106,000 and $19,902,000 for the three and nine months ended September 30, 1995, respectively, as compared to $5,032,000 and $13,832,000 for the same periods in 1994, representing increases of 41.2% and 43.9%, respectively. The increases are attributable to both rate and volume increases of earning assets.

Earnings on securities and federal funds sold provided the balance of interest income, producing $1,116,000 and $3,463,000 for the three and nine month periods ended September 30, 1995, respectively, as compared to $1,031,000 and $3,450,000 for the same periods in 1994.

Total interest expense for the Company increased 62.3% and 61.9% during the three and nine month periods ended September 30, 1995, respectively, as compared to the same periods in 1994. Interest expense consisted primarily of interest paid on deposits which totaled $3,475,000 and $9,660,000 during the three and nine months ended September 30, 1995, respectively, as compared to $2,132,000 and $5,968,000 for the same periods in 1994. The cost of interest bearing liabilities increased due to both rate and volume increases.

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

Total other income for the three and nine month periods ended September 30, 1995 was $620,000 and $2,094,000, respectively, as compared to $548,000 and $1,554,000 for the same periods in 1994. The increases of 13.1% and 34.8% resulted in part from an increase in service charges on deposit accounts and commissions earned.

Control of operating expenses is also an important aspect in managing net income. Operating expenses include personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation ("FDIC") assessment, etc..
Total other operating expenses were $2,429,000 and $7,310,000 for the three and nine month periods ended September 30, 1995, respectively, as compared to $2,037,000 and $5,977,000 for the same periods in 1994. Personnel costs are the primary element of the Company's other operating expenses. During the three and nine months ended September 30, 1995 salaries and benefits represented $1,632,000 and $4,396,000 of other operating expenses, respectively. This was an increase of $437,000 and $1,000,000 or 36.6% and 29.4% over the same periods in 1994. These increases were due to opening new branches requiring increased staff levels, and increased employee benefit costs, including health insurance and pension costs.

Other operating expenses during the three and nine month periods ended September 30, 1995 were $1,124,000 and $3,600,000, a decrease of $18,000 and an increase of $400,000, respectively, from the same periods in 1994.


Loans

At September 30, 1995, loans, net of unearned income and allowance for loan losses, were $281.1 million compared to $241.3 million for the same period in 1994. This increase is primarily due to increases in commercial lending. Nonaccrual Loans increased by $236,382 during the nine months period ended September 30, 1995. This change is deemed to be immaterial by management.


Provision and Allowance for Loan Losses

Because the loan portfolio represents the Company's largest earning asset, the Company continually monitors the quality of its loan portfolio. Greene County Bancshares, Inc. operates in a diverse economy of manufacturing and agriculture and, accordingly, most loans are made to commercial enterprises or consumers who are directly supported by these enterprises. During the three and nine months period ended September 30, 1995, Greene County Bancshares, Inc. charged-off $173,000 and $436,000 in loans, and recovered $90,000 and $376,000 in charged-off loans, respectively. All loans identified by management or regulatory authorities as losses are charged-off against the allowance for loan losses. All other loans classified for regulatory purposes do not require disclosure since in management's opinion they do not (i) represent or result from trends or uncertainties which management expects to materially impact future operating results, liquidity or capital resources, or (ii) represent material credits which cause management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. The Company's allowance for loan losses increased to $3,880,000 at September 30, 1995 from $2,694,000 for the same period in 1994. This increase is due to an overall increase in the total loan portfolio.


Investments

The Company maintains an investment portfolio to provide liquidity and earnings. Investments at September 30, 1995 with a carrying value of $67.5 million had a market value of $67.8 million. During the same period in 1994, investments totaled $76.4 million with a market value of $76.4 million. This decrease was used to fund increases in the loan portfolio.

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


Deposits

The funds to support the Company's asset growth have been provided by increased deposits, which amounted to $335.6 million at September 30, 1995. This represents a 18.2% increase from the deposits at September 30, 1994 of $283.9 million. The increase is primarily the result of Greene County Bancshares, Inc. aggressive efforts to attract new time deposit customers, along with the opening of new branches.



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

                                                                                         Capital Ratio's at
                                                                                          September 30, 1995
                                                                                   Required
                                                                                    Minimum                Company's
                                                                                      Ratio                    Ratio
  Tier 1 risk-based capital                                                          4.00%                   14.86%
  Total risk-based capital                                                           8.00%                   16.24%
  Leverage Ratio                                                                     3.00%                   10.75%

The Company believes it was in compliance with all minimum regulatory capital guidelines at September 30, 1995 and continues to be so.


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


During the nine month period ended September 30, 1995, operating activities of the Company provided $5,574,000 of cash flow. Net income of $4,547,000, adjusted for non-cash operating activities, provided the majority of cash generated from operations.

Investing activities, predominantly lending, used $48,704,000 of the Company's cash flow. This resulted in a $3,063,000 net increase in the investment portfolio whereas loans originated, net of principal collected, used $39,843,000 in funds.

Net cash inflows of $37,894,000 were provided by financing activities. Net deposit growth accounted for $37,484,000 of the increase, along with an increase in securities sold under agreements to repurchase of $895,000, and the sale of common stock of $851,000. Offsetting this increase were the cash dividends paid to shareholders of $1,336,000.

The Company's liquid assets include investment securities, federal funds sold, and cash and due from banks. These assets represented 26.7% of total deposits at September 30, 1995, a decrease from 33.3% at September 30, 1994.


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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's Consolidated Financial Position or Results of Operations.


Item 2.  Changes in Securities

         None.


Item 3.  Defaults upon Senior Securities

         None.


Item 4.  Submission of matters to a vote of security holders.

         None



Item 5.  Other information

         None.


Item 6.   Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibit No.            Description
         ----------             -----------
             27                 Financial Data Schedule (for Sec Use Only)

         (b) None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.



                                         Greene County Bancshares, Inc.
                                         ------------------------------
                                                      Registrant



Date: November 13, 1995                  /s/ R. Stan Puckett
      -----------------                  ------------------------------
                                         R. Stan Puckett
                                         President and CEO



Date: November 13, 1995                  /s/ Alex Johnson
      -----------------                  -------------------------------
                                         Alex Johnson, Sr.Vice President
                                         Chief Financial and Accounting
                                         Officer