Form 10-Q/A
period 1995-09-30
GREENE COUNTY BANCSHARES INC
filed 1996-01-25
CIK 764402

                                 FORM 10-Q/A


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

Control of operating expenses is also an important aspect in managing net income. Operating expenses include personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation ("FDIC") assessment, etc..
Total other operating expenses were $2,756,000 and $7,996,000 for the three and nine month periods ended September 30, 1995, respectively, as compared to $2,337,000 and $6,614,000 for the same periods in 1994. Personnel costs are the primary element of the Company's other operating expenses. During the three and nine months ended September 30, 1995 salaries and benefits represented $1,632,000 and $4,396,000 of other operating expenses, respectively. This was an increase of $437,000 and $1,000,000 or 36.6% and 29.4% over the same periods in 1994. These increases were due to opening new branches requiring increased staff levels, and increased employee benefit costs, including health insurance and pension costs.

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



                                         Greene County Bancshares, Inc.
                                         ------------------------------
                                                      Registrant



Date: January 23, 1996                   /s/ R. Stan Puckett
      ----------------                   ------------------------------
                                         R. Stan Puckett
                                         President and CEO



Date: January 23, 1996                   /s/ Alex Johnson
      ----------------                   -------------------------------
                                         Alex Johnson, Sr.Vice President
                                         Chief Financial and Accounting
                                         Officer