Form 10-Q/A
period 1995-09-30
GREENE COUNTY BANCSHARES INC
filed 1996-03-19
CIK 764402

                                  FORM 10-Q/A


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


For Quarter ended September 30, 1995                      Commission File Number
                                                                   0-14289



                         GREENE COUNTY BANCSHARES, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)



           Tennessee                                         62-1222567
------------------------------                      ----------------------------
State or other jurisdiction of                      (IRS Employer Identification
 incorporated or organization)                                 Number)


Main & Depot Street
Greeneville, Tennessee                                          37743
------------------------------                      ----------------------------
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

         Condensed Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 1995.

         Condensed Consolidated Statements of Cash Flows - For the nine months ended September 30, 1995 and 1994.

         Notes to Condensed Consolidated Financial Statements.

                GREENE COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                    September 30, 1995 and December 31, 1994

                                                                (Unaudited)       *
                                                                September 30, December 31,
                                                                    1995         1994
                              ASSETS                                  (In Thousands)
                              ------                              --------     --------
Cash and Due from Banks                                           $ 12,737     $ 15,086
Federal Funds sold                                                   9,500        3,550

Securities available-for-sale                                       33,381       38,109
Securities held-to-maturity (with a market value of $34,379
  on September 30, 1995 and $32,215 on December 31, 1994)           34,106       32,265

Loans                                                              284,976      244,700
  Less: Allowance for Loan Losses                                    3,880        3,447
                                                                  --------     --------

  Net Loans                                                        281,096      241,253
                                                                  --------     --------

Bank Premises and Equipment, Net of
    Accumulated Depreciation                                         7,939        7,042
Other Assets                                                        10,287        8,220
                                                                  --------     --------

    Total Assets                                                  $389,046     $345,525
                                                                  ========     ========


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Deposits                                                          $335,646     $298,162
Federal funds purchased and Securities
  sold under agreements to repurchase                                4,774        3,879
Other Borrowings                                                     3,509        3,688
Other Liabilities                                                    3,282        2,606
                                                                  --------     --------

    Total Liabilities                                              347,211      308,335
                                                                  --------     --------

Common Stock Subject to Rescission(5,009 shares)                       851            0
                                                                  --------     --------


                       STOCKHOLDERS' EQUITY
                       --------------------

Common Stock, par value $10, authorized 1,000,000 shares;
    issued and outstanding 442,444 and 442,444 shares on
    September 30, 1995 and December 31, 1994                         4,424        4,424
Surplus                                                              2,915        2,915
Retained Earnings                                                   33,653       30,442
Net unrealized holding gains (losses) on
    available-for-sale securities                                       (8)        (591)
                                                                  --------     --------

    Total Stockholders' Equity                                      40,984       37,190
                                                                  --------     --------

                                                                  $389,046     $345,525
                                                                  ========     ========


* Condensed from Audited Financial Statements.
                See accompanying notes to Condensed Consolidated
                        Financial Statements(Unaudited).

                GREENE COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Earnings Three Months Ended September 30, 1995 and 1994
               and Nine Months Ended September 30, 1995 and 1994

                                  (UNAUDITED)

                                                          Three Months      Nine Months
                                                             Ended             Ended
                                                          September 30      September 30
(Dollars in thousands except per share data)             1995     1994     1995     1994
--------------------------------------------             ----     ----     ----     ----
Interest Income:
  Interest and Fees on Loans                            $7,106   $5,032  $19,902  $13,832
  Interest on Investment Securities                      1,024      955    3,082    3,285
  Interest on Federal Funds Sold                            92       76      381      165
                                                        ------   ------  -------  -------
                       Total Interest Income             8,222    6,063   23,365   17,282

Interest Expense:
  Interest on Deposits                                   3,371    2,015    9,335    5,662
  Interest on Short Term Borrowings                        104      117      325      306
                                                        ------   ------  -------  -------
                      Total Interest Expense             3,475    2,132    9,660    5,968
                                                        ------   ------  -------  -------
                         Net Interest Income             4,747    3,931   13,705   11,314

Provision for Loan Losses                                  182      105      493      277
                                                        ------   ------  -------  -------

  Net Interest Income after
     Provision for Loan Losses                           4,565    3,826   13,212   11,037
                                                        ------   ------  -------  -------

Other Income:
  Income from Fiduciary Activities                          10       11       28       41
  Service Charges on Deposit Accounts                      430      415    1,326    1,248
  Security Gains(Losses)                                     0       33        6      (35)
  Other Income                                             180       89      734      300
                                                        ------   ------  -------  -------
                                                           620      548    2,094    1,554
Other Expenses:
  Salaries and Employee Benefits                         1,632    1,195    4,396    3,396
  Premises and Fixed Assets Expense                        483      293    1,247      864
  Other Operating Expenses                                 641      849    2,353    2,354
                                                        ------   ------  -------  -------
                                                         2,756    2,337    7,996    6,614
                                                        ------   ------  -------  -------
Earnings Before Income Taxes                             2,429    2,037    7,310    5,977

Income Taxes                                               933      786    2,763    2,193
                                                        ------   ------  -------  -------

Net income                                              $1,496   $1,251  $ 4,547  $ 3,784
                                                        ======   ======  =======  =======



Average Number of Shares Outstanding                   446,282  442,253  445,110  442,253
Per Share of Common Stock:
  Net Earnings                                          $ 3.35   $ 2.83  $ 10.22  $  8.56
                                                        ======   ======  =======  =======
  Dividends                                             $ 1.00   $ 0.88  $  3.00  $  2.64
                                                        ======   ======  =======  =======


                See accompanying notes to Condensed Consolidated
                        Financial Statements(Unaudited).

                         GREENE COUNTY BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995


                                 (In thousands)

                                                                                                  Net
                                                                                               Unrealized
                                                                                              Depreciation
                                                                                              on Available
                                                            Common               Retained       for sale
                                                             Stock    Surplus    Earnings      Securities      Total
                                                             -----    -------    --------      ----------      -----
 January 1, 1995                                            $4,424    $2,915      $30,442        $(591)       $37,190


 Net income                                                    -         -          4,547           -           4,547


 Change in unrealized depreciation,
  net of tax                                                   -         -            -            583            583


 Dividends paid                                                -         -         (1,336)          -          (1,336)
                                                            ------    ------      -------        -----        -------


 September 30, 1995                                         $4,424    $2,915      $33,653        $  (8)       $40,984
                                                            ======    ======      =======        =====        =======


                See accompanying notes to Condensed Consolidated
                        Financial Statements(Unaudited).

                        GREENE COUNTY BANCSHARES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED 9/30/95 AND 9/30/94

                                          (In Thousands)                                        Nine Months Ended

                                                                                             Sept 30,          Sept 30,
                                                                                               1995              1994
                                                                                               ----              ----
NET CASH PROVIDED BY OPERATING ACTIVITIES:                                                   $ 4,547           $ 3,784
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Provision for Loan Losses                                                                  493               277
      Provision for Depreciation & Amortization                                                  500               387
      Amortization of investment security
        discounts, net of accretion                                                              256               828
      Increase in interest receivable                                                           (852)             (347)
      Decrease in unearned income                                                               (372)           (1,214)
      Increase in other assets                                                                (2,067)             (943)
      Increase in Accrued Interest Payable
        and other                                                                              3,069             8,384
                                                                                             -------           -------
      Net cash provided by operating activities                                                5,574            11,156
                                                                                             -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Net (increase) decrease of securities
        and federal funds                                                                     (3,063)           12,341
      Net increase in loans                                                                  (39,843)          (30,236)
      Proceeds (improvements) from other real estate
        owned                                                                                 (1,751)            1,020
      Fixed assets additions                                                                  (1,160)             (911)
                                                                                             -------           -------
      Net cash used by investing activities                                                  (45,817)          (17,786)
                                                                                             -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in demand deposits, NOW,
        money market and savings accounts                                                     37,484            16,629
      Cash dividends paid                                                                     (1,336)           (1,168)
      Increase (decrease) in securities
        sold under agreements to repurchase                                                      895            (1,680)
      Proceeds from sale of common stock                                                          -                 14
      Proceeds from issuance of common stock subject
        to rescission                                                                            851               -
                                                                                             -------           -------
      Net cash provided by financing activities                                               37,894            13,795
                                                                                             -------           -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (2,349)            7,165
CASH AND CASH EQUIVALENTS AT JANUARY 1                                                        15,086            11,020
                                                                                             -------           -------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                                    $12,737           $18,185
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


2-ALLOWANCE FOR LOAN LOSSES

Transactions in the Allowance for Loan Losses were as follows:

                                                Nine Months
                                                   Ended
                                               September 30,
          (In thousands)                       1995     1994
          --------------                       ----     ----
Balance, January 1                            $3,447   $ 2,962

Add(Deduct):
 Losses charged to allowance                    (436)   (1,067)
 Recoveries credited to allowance                376       522
 Provision for loan losses                       493       277
                                              ------   -------

Balance, September 30                         $3,880   $ 2,694
                                              ======   =======

3-COMMON STOCK SUBJECT TO RESCISSION

On May 31, 1995, the Company forwarded a letter to several hundred potential subscribers for common stock of the Company. The response to the letter resulted in a sale of 5,009 shares of the Company's common stock to 192 new shareholders(the "New Shareholders"). The Company received approximately $851,530 in payment for the newly issued common shares. No commissions or other fees were paid or received by the Company or any other person in connection with the sale of such shares. The Company is making a rescission offer to the New Shareholders(the "Rescission Offer"). The need for the Rescission Offer arises from the sale of the common stock to the New Shareholders without registration with the Securities and Exchange Commission and the necessary state securities divisions or the availability of an exemption from registration.

In the Rescission Offer, the Company is offering to rescind the sale of the shares issued to the New Shareholders and to refund the consideration paid for such shares, plus interest from the date of payment through the date the Company receives notice of a New Shareholder's election to rescind, less any amount of income received on such stock by the New Shareholders. The Rescission Offer is being made pursuant to the applicable securities laws in the states in which the New Shareholders reside. Simultaneously with the Rescission Offer, the Company is registering these shares of common stock in order that if the New Shareholders determine that they desire to retain the common shares, they will be appropriately registered.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of financial condition and results of operations of Greene County Bancshares, Inc. and Subsidiaries (the "Company") for the nine month periods and three month periods ended as of September 30, 1995 and 1994, respectively. The Company is not aware of any recommendations by the bank regulatory authorities which if implemented would have a material effect on the issuer's liquidity, capital resources or operations.


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

In 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires that investments in certain debt and equity securities be classified as either Held to Maturity (reported at amortized cost), Trading (reporting at fair value with unrealized gains and losses included in earnings), or Available for Sale (reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity). SFAS 115 was required to be implemented for fiscal years beginning after December 15, 1993. Management adopted SFAS 115 on January 1, 1994 and currently classifies a portion of the portfolio as available for sale.


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

                                                   Capital Ratio's at
                                                   September 30, 1995
                                           ---------------------------------
                                           Required
                                           Minimum                 Company's
                                             Ratio                   Ratio
                                           ---------------------------------
  Tier 1 risk-based capital                  4.00%                   14.56%
  Total risk-based capital                   8.00%                   15.91%
  Leverage Ratio                             3.00%                   10.53%

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

Investing activities, predominantly lending, used $45,817,000 of the Company's cash flow. This resulted in a $3,063,000 net increase in the investment portfolio whereas loans originated, net of principal collected, used $39,843,000 in funds.

Net cash inflows of $37,894,000 were provided by financing activities. Net deposit growth accounted for $37,484,000 of the increase, along with an increase in securities sold under agreements to repurchase of $895,000, and the sale of common stock subject to rescission of $851,000. Offsetting this increase were the cash dividends paid to shareholders of $1,336,000.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's Consolidated Financial Position or Results of Operation.


Item 2.  Changes in Securities

         None.


Item 3.  Defaults upon Senior Securities

         None.


Item 4.  Submission of matters to a vote of security holders.

         None


Item 5.  Other information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         (a) 27  Financial Data Schedule (for SEC use only).

         (b) None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Greene County Bancshares, Inc.
                                                 -------------------------------
                                                            Registrant



Date:  3/15/96                                    /s/ R. Stan Puckett
     -----------                                 -------------------------------
                                                 R. Stan Puckett
                                                 President and CEO



Date:  3/15/96                                    /s/ William F. Richmond
     -----------                                 -------------------------------
                                                 William F. Richmond, Sr. Vice
                                                 President, Chief Financial and
                                                 Accounting Officer