Form 10-K405
period 1995-12-31
GREENE COUNTY BANCSHARES INC
filed 1996-03-29
CIK 764402

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For fiscal year ended December 31, 1995.
Commission File Number 0-14289

                         GREENE COUNTY BANCSHARES, INC.

             (Exact name of Registrant as specified in its charter)

          Tennessee                                        62-1222567
State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                       Identification Number)

      Main & Depot Street
    Greeneville, Tennessee                                      37743
     (Address of principal                                    (Zip Code)
      executive offices)

Registrant's telephone number, including area code 423/639-5111

Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, par value $10 per share
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes   X           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

The aggregate market value (computed on the basis of the most recent trades of which the Registrant was aware) of shares of the Common Stock ($10 par value per share) held by non-affiliates of the Registrant as of March 1, 1996 was $67,012,810.

The number of shares outstanding of the issuer's common stock as of March 1, 1996: Common Stock, $10 Par Value--442,492 shares.


                     Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated:

        1. Those portions of the Proxy Statement to be dated and mailed to stockholders of Greene County Bancshares, Inc. on or before May 3, 1996 ("1996 Proxy Statement") incorporated herein by reference in
            Part III, Items 9, 10, 11, 12 and 13.

                                     PART I

ITEM 1.           BUSINESS

General. Greene County Bancshares, Inc. (the "Registrant" or "Company") was organized under Tennessee law and incorporated on January 18, 1985, in order to acquire 100% of the common stock of the Greene County Bank of Greeneville, Tennessee.

Organization. The Registrant commenced business on July 16, 1985. The acquisition of Greene County Bank ("GCB") also was consummated on that date. A detailed description of that transaction is contained in the Registrant's Registration Statement on Form S-14 (No. 2-96273), which was previously filed with the Commission.

Greene County Bank was established in 1890 as a Tennessee state chartered bank. At December 31, 1995, it had total assets of $342,095,784 and reported net income for the year then ended of $4,459,643. As a commercial bank, Greene County Bank provides complete banking services which include checking and savings accounts for individuals, partnerships, corporations, municipalities, banks and others, business, real estate, interim construction, personal and installment loans, trust services, collection services, safe deposit box facilities, and a number of special services. At December 31, 1995, Greene County Bank had seven full service banking offices located in Greene County, Tennessee; two full service banking offices located in Washington County, Tennessee; and full service banking offices located in Hamblen County, Sullivan County, and Hawkins County, Tennessee. The Registrant owns 100% of the stock of Greene County Bank.

On November 3, 1989, the Registrant acquired American Fidelity Bank ("American Fidelity" or "AFB"), a Tennessee banking corporation located at 325 Joule, Alcoa, Tennessee 37701. American Fidelity is a wholly owned subsidiary of the Registrant. A detailed description of the AFB acquisition transaction is contained in the Registrant's Registration Statement on Form S-4 (No. 33-30102), which was previously filed with the Commission.

American Fidelity is a Tennessee state chartered banking corporation organized in 1977. At December 31, 1995, it had total assets of $78,790,469 and reported net income for the year then ended of $725,031. American Fidelity also offers the customary banking services provided by most full service banks. American Fidelity does not operate a trust department. American Fidelity conducts its business from a main office located in Alcoa, Tennessee and two branch offices, one located in Maryville, Tennessee and another in Knoxville, Tennessee. The Registrant owns 100% of the stock of American Fidelity.

On November 17, 1995, Greene County Bank purchased a branch location in Bulls Gap, Tennessee from First Union National Bank of Tennessee. The transaction involved the assumption of deposits and the acquisition of the real estate and fixed assets. The branch opened for business on November 20, 1995 as the "Bank of Bulls Gap, a Greene County Bank office," and will be operated as a branch of Greene County Bank. The purchase entailed the assumption of approximately $14.2 million of deposits, consisting of $1.2 million demand deposit accounts ("DDA"), $2.3 million N.O.W. accounts, $2.7 million savings accounts, $.8 million individual retirement accounts ("IRA"), and $7.1 million in certificates of deposit. A premium of 5.5% was paid for the deposits acquired, which totaled $780,763. The premium will be amortized over a 15 year period. The real property was acquired for approximately $149,000 and the fixed assets for approximately $13,000, both of which will be depreciated according to generally accepted accounting practices.

On January 1, 1996, the Company acquired 100% of the stock of Premier Bancshares, Inc. ("Premier"), a one-bank holding company for Premier Bank of East Tennessee, Niota, Tennessee ("Premier Bank"). As of the acquisition date, Premier had assets of approximately $24.2 million, deposits of approximately $22.0 million, debt and other liabilities of approximately $.5 million, and capital of approximately $1.7 million. The purchase price of Premier was $3,140,000, consisting of cash of $708,582 and the Company's promissory notes to the sellers in the aggregate principal amount of $2,432,218, plus $230,000 for non-compete agreements with the sellers. The transaction was accounted for as a purchase, and will result in the recording of a core deposit intangible of approximately $1.1 million, goodwill of approximately $1.3 million, and an increase to deferred tax and other liabilities of approximately $.7 million. Amortization of the intangibles, net of tax, will be approximately $173,000 annually over the next ten years. The Company is taking the necessary steps to merge Premier Bancshares, Inc. into the Company since Premier now has no assets other than the stock of Premier Bank; and, the Company expects to complete that transaction on or before March 31, 1996. The result of this transaction will be that the stock of Premier Bank will then be 100% owned by the Company.

Responsibility for the management of each subsidiary bank, including GCB, AFB and Premier Bank (collectively the "Subsidiary Banks"), resides with the Board of Directors and officers of each Subsidiary Bank. Management services rendered to each Subsidiary Bank by the Company are intended to supplement the internal management of each Subsidiary Bank and to expand the scope of banking services normally offered by each Subsidiary Bank.

Regulation and Supervision.

The Company. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the
"Act"), and is registered with the Board of Governors of the

Federal Reserve System (the "Board"). The Company is required to file with the Board quarterly reports and such additional information as the Board may require pursuant to the Act.

The Act requires every bank holding company to obtain the prior approval of the Board before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank or bank holding company which is not majority owned by the Company. The Act provides that the Board shall not approve any acquisition, merger or consolidation which would result in a monopoly or which would be in furtherance of any combination or conspiracy to monopolize the business of banking or any other transaction, the effect of which might be to substantially lessen competition or in any manner be a restraint on trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

The Act also prohibits a bank holding company, with certain exceptions, from engaging in, or acquiring more than 5% of the voting stock of any company engaging in activities other than banking or managing or controlling banks or furnishing services to or performing services for their subsidiaries. In making such determination, the Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency of resources, versus the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest or unsound banking practices.

The Subsidiary Banks. As state member banks with deposits issued by the FDIC, the Subsidiary Banks of the Company are subject to the supervisory and regulatory authority of the FDIC and the Tennessee Department of Financial Institutions.

At December 31, 1995, Greene County Bank and American Fidelity could pay dividends aggregating approximately $8,389,000, without obtaining prior approval from the bank regulatory authorities.

Transactions with Affiliates. There are various legal restrictions on the extent to which the Company and any future nonbank subsidiaries can borrow or otherwise obtain credit from the Subsidiary Banks. There also are legal restrictions on the Subsidiary Banks' purchase of or investments in the securities of and purchases of assets from the Company and any of its future nonbank subsidiaries, a bank's loans or extensions of credit to third parties collateralized by the securities or obligations of the Company and any of its future nonbank subsidiaries, the issuance of guaranties, acceptances and letters of credit on behalf of the Company and any of its future nonbank subsidiaries, and certain bank transactions with the Company and any of its future nonbank subsidiaries, or with respect to which the Company and nonbank subsidiaries, act as agent, participate or have a financial interest. Subject to certain limited exceptions, the Subsidiary Banks may not extend credit to the Company or to any other affiliate in an amount which exceeds 10% of the Subsidiary Bank's capital stock and surplus and may not extend credit in the aggregate to such affiliates in an amount which exceeds 20% of its capital stock and surplus. Further, there are legal requirements as to the type, amount and quality of collateral which must secure such extensions of credit transactions between the Subsidiary Bank and the Company or such other affiliates, and such transactions must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Subsidiary Bank as those prevailing at the time for comparable transactions with non-affiliated companies. Also, the Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

Capital Adequacy. The federal banking agencies have adopted risk- based capital guidelines for banks and bank holding companies. The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%, and the minimum ratio of Tier I Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier I Capital"). The remainder may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves.

In addition, the federal banking agencies have established minimum leverage ratio guidelines for banks and bank holding companies. Their guidelines provide for a minimum ratio of Tier I Capital to average assets, less goodwill and certain other intangible assets (the "Leverage Ratio"), of 3% for banks that meet certain specific criteria, including having the highest regulatory rating. All other banks generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain a strong capital position substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "Tangible Tier I Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies,including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See "FDICIA."

All the federal banking agencies have proposed regulations that would add an additional risk-based capital requirement based upon the amount of an institution's exposure to interest rate risk. In addition, bank regulators continue to indicate their desire generally to raise capital requirements applicable to banking organizations beyond their current levels. However, the management of the Subsidiary Banks is unable to predict whether and when higher capital requirements would be imposed and,if so, at what levels and on what schedule.

FDICIA. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") which was enacted on December 19, 1991, substantially revised the depository institution regulatory and funding provisions of the FDIA and made revisions to several other federal banking statutes. Among other things, FDICIA requires the federal banking regulators to take "prompt corrective action" in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA established five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under applicable regulations, a FDIC-insured depository institution is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a risk adjusted Tier I Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and is not subject to a directive, order or written agreement to meet and maintain specific capital levels. An insured depository institution is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above. In addition, an insured depository institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below any such measure, and critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2% of total assets. An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC-insured depository institutions and are not directly applicable to holding companies which control such institution. However, the Federal Reserve has indicated that, in regulating bank holding companies, it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations. Although the capital categories defined under the prompt corrective action regulations are not directly applicable to the Company under existing law and regulations, if the Company were placed in a capital category, the Company believes that it would qualify as "well capitalized" as of December 31, 1995.

FDICIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

FDICIA contains numerous other provisions, including new accounting, audit and reporting requirements, termination of the "too big to fail" doctrine except in special cases, limitations on the FDIC's payment of deposits at foreign branches, new regulatory standards in such areas as asset quality, earnings and compensation and revised regulatory standards for, among other things, powers of state banks, real estate lending and capital adequacy. FDICIA also requires that a depository institution provide 90 days prior notice of the closing of any branches. Complete regulations have not yet been issued under FDICIA.

Various other legislation, including proposals to revise the bank regulatory system and to limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress.

FDIC Insurance Premiums. The Subsidiary Banks are required to pay semiannual FDIC deposit insurance assessments. However, the FDIC has recently lowered assessment rates in recognition of the fact that the Bank Insurance Fund has achieved its legally mandated reserve ratio. Under the new rate structure, the most financially sound banks have had their assessment lowered from 23 cents per $100 of insured deposits to 4 cents per $100 of insured deposits. Banks that overpaid assessments during the first half of the year have received appropriate refunds. Each financial institution is assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- and further assigned to one of three subgroups with a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors and other information relevant to the institution's financial condition and the risk posed to the applicable FDIC deposit insurance fund. The actual assessment rate applicable to a particular institution (and any applicable refund) will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC.

The FDIC is authorized by federal law to raise insurance premiums in certain circumstances. Any increase in premiums would have an adverse effect on the Subsidiary Banks and the Company's earnings.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

Interstate Act. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"), which was enacted on September 29, 1994, among other things and subject to certain conditions and exceptions, (i) permits bank holding company acquisitions, commencing one year after enactment, of banks of a minimum age of up to five years as established by state law in any state, (ii) permits mergers of national and state banks after May 31, 1997 across state lines unless the state has opted out of the interstate bank merger provisions,
(iii) permits branching de novo by national and state banks into other states if the state has opted-in to this provision of the Interstate Act, and (iv) permits certain interstate bank agency activities one year after enactment. Regulations have not yet been issued under the Interstate Act.

Regulatory proposals have been discussed and proposed by governmental authorities and bills pertaining to such proposals have been and are expected to be introduced in Congress. At this time the Company cannot reasonably estimate the effect any proposals will have on it or its subsidiaries.

Market Analysis

The market area of the Company, consisting of Greene, Hamblen, Hawkins, Washington, Sullivan, Blount and Knox counties, Tennessee, has taken on a global nature in recent years. Many foreign firms have made significant investments in the area.

The Greene County market area unemployment rate increased from 5.2% in the third quarter of 1994 to 5.4% in the third quarter of 1995. During the third quarter of 1995, the market area's unemployment rate was higher than the state unemployment rate of 5.3%, but lower than the national unemployment rate of 5.6%, and Washington County had an unemployment rate of 4.2%.

Year end unemployment rates by county are: Greene 7.4% (up above 11% in January, '96), Hamblen 3.5%, Hawkins 4.3%, Washington 3.0%, Sullivan 3.0%, Knox 2.6% and Blount 3.9%.

Greene, Hamblen, Hawkins, Washington and Sullivan Counties had an estimated total population at January 1, 1995 of approximately 297,500. Retail sales totaled approximately $3 billion during 1994. At January 1, 1995, Knox and Blount Counties had an estimated total population of 455,000. Retail sales totaled approximately 5.4 billion during 1994. (Source: 1995 Survey of Buying Power).

Of the goods producing employment sector, construction and mining employment increased by a strong 8.3%. New contracts for nonresidential construction in the market area was up 2.6% for the first three quarters of 1995 compared to the first three quarters of 1994. Durable goods manufacturing employment was up 4.3%. However, non-durable goods manufacturing employment decreased after two quarters of growth. Goods producing employment remained steady this quarter, increasing by 1.6%.

The service producing employment sector fared well during the third quarter of 1995 when compared to the third quarter of 1994. Government, finance, and real estate, and service industries employment all had growth over 5%. Trade employment increased by almost as much, increasing by 4.9%. Only transportation, communication, and public utilities employment had a decrease in employment in the service sector producing employment sector. However, the sector had over 20% growth in 1994.

Trade activity indicators were mixed during the third quarter of 1995 when compared to the third quarter of 1994. Retail sales continued to be strong for the third quarter of 1995, despite the fact that its growth was less than half what it was in the second quarter of 1995. Realty and mortgage fees increased for the first time since the third quarter of 1994.

Competition

The banking industry is highly competitive. The Company, through its subsidiaries, competes with other banks for both loans and deposits. Other financial institutions, including savings and loan associations and credit unions, also compete with the Company's subsidiaries for depository accounts and loans.

In the following paragraphs, reference is made to the Company's competitive position as measured in terms of deposits and total assets as of December 31, 1995. Any such reference is intended solely as a method of placing the competition in perspective as of that particular date. Due to the intense competition in the banking business, the Company makes no representation that its competitive position has remained constant, nor can it predict whether its position will change in the future.

On December 31, 1995, Greene County Bank had total deposits of $296,990,975 and total assets of $342,095,784. As such, Greene County Bank ranked as the largest financial institution in its market area, generally considered to be Greene County, Tennessee. In Greene County, there are seven commercial banks, operating 24 branches and holding an aggregate of approximately $547,902,000 in deposits as of June 1995. Greene County Bank currently is ranked first in Greene County in terms of deposits and total assets, holding approximately 45% of deposits. In the surrounding counties of Washington, Sullivan, Hamblen and Hawkins, Greene County Bank's market share does not exceed 5% of total deposits.

On December 31, 1995, American Fidelity had total deposits of $70,919,384 and total assets of $78,790,469. American Fidelity's primary market area is comprised of the City of Alcoa, Tennessee, the City of Maryville, and Blount and southern Knox Counties. American Fidelity competes primarily with five commercial banks, two of which are subsidiaries of the largest bank holding companies located in Tennessee. American Fidelity currently is ranked fourth in its market area in terms of both total deposits and total assets, holding approximately 5% of the market.

Sources and Availability of Funds. The resources essential to the business of the Company and its subsidiary banks consist primarily of funds derived from deposits and repurchase agreements and long-term debt. The Company's banking subsidiaries use these funds to make loans and to fund their respective investment portfolios. The availability of such funds is primarily dependent upon the economic policies of the government, the economy in general and access to traditional funding sources for commercial banks.

Monetary Policy and Economic Controls. The earnings of the Company's banking subsidiaries, and therefore, to a large extent the earnings of the Company, are affected by the policies of regulatory authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to combat recession and curb inflation. Among the instruments used to attain these objectives are open market operations in U. S. Government securities and changes in the reserve requirements applicable to member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use also may affect interest rates charged on loans or paid for deposits.

Policies of the regulatory agencies have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. The effect, if any, of such policies upon the future business and income of the Company and its bank subsidiaries cannot be predicted with accuracy.

Research. The Company makes no expenditures for research and development.

Personnel. The Company and its banking subsidiaries employed approximately 182 persons on a full-time equivalent basis at December 31, 1995.

Dependence Upon a Single Customer. Neither the Company nor the Subsidiary Banks are dependent upon a single customer or very few customers.

ITEM 2.           PROPERTIES

Banking Facilities. The Company's offices are located in Greene County Bank's main office at Main and Depot Streets in the downtown area of Greeneville, Tennessee. Greene County Bank has a main office and ten branch offices. Its primary business location is Greeneville, Tennessee, the county seat of Greene County. Greeneville has a population of approximately 15,000 and the Greene County population is approximately 58,000.

Greene County Bank owns the building and land of its main office and the Baileyton, Parkway, Tusculum, Hawkins County and one of the Washington County Branches. The buildings of the Mosheim, Towne Square, West Greene and Hamblen County Branches are owned by Greene County Bank, but the underlying real estate is leased. The spaces in the Wal-Mart Superstores in Washington and Sullivan Counties are leased. The leases range in remaining terms from 5 years to 30 years.

The location and general character of each of the branch offices are as follows:

NAME                               LOCATION                   CHARACTER

Baileyton Branch          Interstate 81, Exit 36             1650 Sq. Ft.
                          Baileyton, TN                      1 story-
                                                             brick veneer

Parkway Branch            11E Bypass & Taylor Rd.            1820 Sq. Ft.
(with ATM)                Greeneville, TN                    1 story-
                                                             brick veneer

Mosheim Branch            11E & Spring Street                1694 Sq. Ft.
(with ATM)                Mosheim, TN                        1 story-
                                                             brick veneer

Towne Square              Towne Square Shopping              3600 Sq. Ft.
Branch                    Center                             1 story-

                          Greeneville, TN                    brick

Tusculum Branch           Eastgate Shopping Center           3583 Sq. Ft.
(with ATM and             Greeneville, TN                    1 story-
detached drive                                               wood and
through windows)                                             brick

West Greene               West Greene Shopping               2080 Sq. Ft.
Branch (with ATM)         Center                             1 story-
                          Greeneville, TN                    brick veneer

Washington County         410 North Boone Street             3127 Sq. Ft.
Branch                    Jonesborough, TN                   1 story-
(with ATM)                                                   brick veneer

Washington County         3111 Brown Mill Road               750 Sq. Ft.
Branch                    Johnson City, TN                   inside
(with ATM)                                                   Wal-Mart
                                                             Superstore

Hamblen County            1908 West AJ Highway               900 Sq. Ft.
Branch                    Morristown, TN                     1 story-
(with ATM)                                                   brick veneer

Sullivan County           3200 Fort Henry Dr.                750 Sq. Ft.
Branch                    Kingsport, TN                      inside
(with ATM)                                                   Wal-Mart
                                                             Superstore

Hawkins County            105 N. Main St.                    4500 Sq. Ft.
Branch                    Bulls Gap, TN                      2 story-
                                                             brick veneer

American Fidelity has three locations from which normal banking activities are conducted. ATM's are located at the main office location. American Fidelity owns its main office facilities. The Maryville Branch land and building is owned by the Company. The Knoxville Branch location is leased.

NAME                      LOCATION                           CHARACTER
Main Office               325 Joule Street                   4400 sq. ft.
                          Alcoa, Tennessee                   2 stories -
                                                             brick veneer

Maryville Branch          403 Foothills Mall Road            2800 sq. ft.
                          Maryville, Tennessee               1 story -
                                                             brick veneer

Knoxville Branch          11130 Kingston Pike                386 sq. ft.
                          Farragut, Tennessee                inside the
                                                             Red Food
                                                             Store

ITEM 3.           LEGAL PROCEEDINGS

The nature of the Company's business generates a certain amount of litigation involving matters arising in the ordinary course of business. None of the legal proceedings currently pending or threatened to which the Company or its banking subsidiaries is or may be made a party or of which any of their properties is subject, is reasonably likely to have, in the opinion of management of the Company, any material adverse effect on the Company's liquidity, capital, results of operations or cash flows.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 1995.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

As of December 31, 1995, there were 1,351 holders of the Company's Common Stock. There is no established trading market for shares of the Company's Common Stock. The Company has information regarding 95 transactions involving 7,514 shares of the Company's common stock in which the stock traded for prices ranging from $170 to $190 per share during the twelve months ended December 31, 1995, not including sales of 5,009 shares of the Company's common stock which are subject to a rescission offer.

Holders of the Company's Common Stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefor. The Company paid cash dividends of $4.60 and $4.06 per share during 1995 and 1994, respectively. Any cash dividends to be paid by the subsidiary banks will be paid to the Company as the sole shareholder of the subsidiary banks. No representations can be made as to if or when the subsidiary banks will pay cash dividends in the future. The Company's ability to pay dividends to its shareholders depends on the amount of dividends paid to the Company by the subsidiary banks. Although the Company expects to pay cash dividends in the future comparable to the dividends paid in the prior two years, as a result of the Company's dependence on the subsidiary banks, management cannot represent with certainty that the Company will pay dividends in the future or the amount of such dividends, if any.

ITEM 6.           SELECTED FINANCIAL DATA

====================================================================================================
                 GREENE COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                   SUMMARY OF EARNINGS AND FINANCIAL CONDITION
                         FOR THE YEARS ENDED DECEMBER 31
----------------------------------------------------------------------------------------------------
                                           (In thousands of dollars, except per share data)
----------------------------------------------------------------------------------------------------
                                  1995            1994          1993            1992           1991
                                  ----            ----          ----            ----           ----
----------------------------------------------------------------------------------------------------
Total revenue from earning       $31,491        $23,625        $21,638        $21,414        $23,002
assets
----------------------------------------------------------------------------------------------------
Total interest expense            13,444          8,497          8,197          8,774         11,850
----------------------------------------------------------------------------------------------------
Net revenue from earning          18,047         15,128         13,441         12,641         11,152
assets
----------------------------------------------------------------------------------------------------
Provision for loan losses          1,424            994            834          1,611          1,256
----------------------------------------------------------------------------------------------------
Net revenue from earning          16,623         14,134         12,607         11,136          9,896
assets after provision for
loan losses
----------------------------------------------------------------------------------------------------
Add:
----------------------------------------------------------------------------------------------------
 Investment securities                 0              0             15             74             24
 gains (losses)
----------------------------------------------------------------------------------------------------
 Other revenue                     2,959          2,538          1,951          1,291            993
----------------------------------------------------------------------------------------------------
Subtract:
----------------------------------------------------------------------------------------------------
 Operating expenses               11,722          9,660          8,035          6,877          6,136
----------------------------------------------------------------------------------------------------
Income before income taxes         7,860          7,011          6,538          5,518          4,777
----------------------------------------------------------------------------------------------------
Applicable income taxes            2,752          2,510          2,221          1,763          1,227
----------------------------------------------------------------------------------------------------
Net income before                  5,108          4,501          4,317        $ 3,755        $ 3,550
accounting change
----------------------------------------------------------------------------------------------------
 Accounting change                     0              0             52              0              0
----------------------------------------------------------------------------------------------------
Net income                       $ 5,108        $ 4,501        $ 4,265        $ 3,755        $ 3,550
                                 =======          =====          =====         ======         ======
----------------------------------------------------------------------------------------------------
Per Share Data:
----------------------------------------------------------------------------------------------------
 Net income                      $ 11.45        $ 10.16        $  9.56        $  8.41        $  7.95
----------------------------------------------------------------------------------------------------
 Dividends declared              $  4.60        $  4.06        $  3.67        $  3.22        $  3.00
----------------------------------------------------------------------------------------------------
 Book value                      $ 92.83        $ 84.06        $ 79.27        $ 73.96        $ 68.77
----------------------------------------------------------------------------------------------------
Selected Ratios:
----------------------------------------------------------------------------------------------------
 Return on average assets           1.35%          1.38%          1.41%          1.38%          1.40%
----------------------------------------------------------------------------------------------------
 Return on average equity          13.17%         12.32%         12.35%         11.54%         12.27%
----------------------------------------------------------------------------------------------------
 Average equity to average         10.24%         11.17%         11.43%         11.89%         11.44%
 assets
----------------------------------------------------------------------------------------------------
 Ratio of allowance for           239.16%        264.14%         80.37%        114.90%        111.97%
 loan losses to
 nonperforming loans
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
 Ratio of allowance for               1.55%           1.39%           1.54%           1.35%           1.04%
 loan losses to total loans
----------------------------------------------------------------------------------------------------------
Financial Condition Data:
----------------------------------------------------------------------------------------------------------
 Assets                           $420,581        $345,525        $313,577        $288,713        $267,895
----------------------------------------------------------------------------------------------------------
 Loans, net                       $293,834        $241,253        $192,127        $179,011        $170,002
----------------------------------------------------------------------------------------------------------
 Cash and investment              $ 83,998        $ 85,460        $ 99,815        $ 92,966        $ 72,336
 securities
----------------------------------------------------------------------------------------------------------
 Federal funds sold               $ 23,800        $  3,550        $  8,270        $  6,465        $ 16,833
----------------------------------------------------------------------------------------------------------
 Deposits                         $365,951        $298,162        $267,281        $245,647        $227,416
----------------------------------------------------------------------------------------------------------
 Long term debt                   $  3,448        $  3,688        $  3,914            --             --
----------------------------------------------------------------------------------------------------------
 Other borrowed funds             $  8,232        $  7,566        $  9,558        $  7,775        $  7,400
----------------------------------------------------------------------------------------------------------
Shareholders' equity              $ 41,074        $ 37,190        $ 35,046        $ 33,033        $ 30,716
==========================================================================================================

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of financial condition and results of operations of Greene County Bancshares, Inc. and subsidiaries (the "Company") for each of the fiscal years in the three year period ended December 31, 1995. The Company is not aware of any recommendations by the regulatory authorities which, if implemented, would have a material effect on the issuer's liquidity, capital resources or operations.

For a complete understanding of this discussion, reference should be made to the Company's audited financial statements, the accompanying notes and the selected financial data presented elsewhere in this Form 10-K.

Earnings

The following table highlights certain key financial operating statistics for the three years ended December 31, 1995:

=============================================================================================================================
                                         1995                 1994                 1993
---------------------------------------------------------------------------------------
Net Income                      $   5,108,440        $   4,501,396        $   4,264,909
---------------------------------------------------------------------------------------
Earnings Per Share              $       11.45        $       10.16        $        9.56
---------------------------------------------------------------------------------------
Return on Average Assets                 1.35%                1.38%                1.41%
---------------------------------------------------------------------------------------
Return on Average Equity                13.17%               12.32%               12.35%
---------------------------------------------------------------------------------------
Dividend Payout Ratio                   40.17%               39.89%               38.41%
---------------------------------------------------------------------------------------
Average Equity to Average               10.24%               11.17%               11.43%
 Asset Ratio
=======================================================================================

Greene County Bancshares, Inc. net income for 1995 was $5,108,440, which represents a 13.4% increase when compared to 1994's net income of $4,501,396. Net income for 1994 was a 5.5% increase over net income of $4,264,909 for 1993.

Net Interest Income

The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest bearing assets and interest paid on deposits and other interest bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of earning assets and interest bearing liabilities, and the ability to respond to changes in interest rates through asset/liability management. During 1995 net interest income after provision for loan losses, was $16,623,418, as compared to $14,133,817 in 1994, an increase of 17.61%. Net interest income, after provision for loan losses was $12,607,471 in 1993. The increase in 1995 was attributable to both rate and volume increases of earning assets. The increases for 1994 and 1993 are primarily attributable to increases in volume of earning assets.

Loans produced the largest component of interest income, contributing $26,758,857 in 1995, $19,105,995 in 1994, and $16,943,729 in 1993, representing increases of 40.05% in 1995, and 12.76% in 1994, and 2.77% in 1993. The increase in 1995 reflects the net effect of growth in the volume and increase in yield of loans outstanding. In 1995 the average yield on loans increased to 9.84% from 8.89% in 1994. 1993's average yield on loans was 9.20%. At December 31, 1995, loans, net of unearned income and allowance for loan losses, were $293.9 million compared to $241.3 million at 1994 year end. The increase is primarily due to increases in commercial and installment lending. Average loans, net of unearned interest, for 1995 were $271.9 million, up 26.6% from 1994's average of $214.8 million. The average outstanding loans for 1993 were $184.1 million. The average growth in loans for the past three years can be attributed to the market expansion into surrounding counties and indirect financing. Through most of 1995, the prime rate was at its highest level since 1991, prime also increased during 1994 and was stationary during most of 1993.

Average investment securities for 1995 were $69.0 million, compared to $84.4 million in 1994, and $84.3 million in 1993. In 1995 the average yield on investments was 5.94%, an increase from 5.09% in 1994 and 5.24% in 1993. Income provided by the investment portfolio in 1995 was $4,104,976, as compared to $4,297,561 in 1994, and $4,423,181 in 1993. The decline in growth in investments from 1994 to 1995 was the result of funding the large loan growth experienced by the Company. Income provided by federal funds sold totaled $627,135 in 1995, compared to $221,094 in 1994, and $271,293 in 1993. Average yields on federal funds sold were 5.42% in 1995, 3.91% in 1994 and 2.94% in 1993.

The increase in interest income from loans for 1995 is attributable to both an increase in volume and rates. Volume increase can be attributed to the expansion of market boundaries where additional deposits were attracted. In 1994 the drop in volume is attributed to new branch openings where loan volume grew faster than deposit volume. Total interest expense for the Company increased 58.22% in 1995, preceded by an increase of 3.66% in 1994 and a decrease of 6.57% in 1993. Interest expense consisted primarily of interest paid on deposits, which totaled $13,016,821 in 1995, $8,030,556 in 1994, and $7,828,275 in 1993. The Company's average deposit base grew 17.69% in 1995, 8.82% in 1994 and 12.24% in 1993. The average of total deposits increased to $302.7 million in 1995 from $257.2 million in 1994 and $236.3 million in 1993. The increases can be attributed to the expansion of market area over the past three years. The cost of interest bearing deposits increased in 1995 to an average effective rate of 4.30%, as compared to 3.12% in 1994 and 3.31% in 1993. The cost increase in 1995 is attributed to higher rates for the larger part of 1995 and to customers locking in rates on longer term time deposits which historically carry higher rates. The decrease in 1994 of the average cost of deposits is attributed to customers moving into money market and N.O.W. accounts in anticipation of increasing rates.

The deregulation of interest rates has given banks more opportunity to attract deposits and has created a public which is more interest rate sensitive. As a result, banks are paying interest on a continually increasing portion of their deposit base. Over the last three years, effective rates paid on deposits have increased as indicated above. Net interest margin, the percentage of net interest income to average earning assets, was 5.12% in 1995, 4.96% in 1994 and 4.84% in 1993. The Company's ability to maintain a favorable spread between interest income and interest expense is a major factor in generating earnings; therefore, it is necessary to effectively manage earning assets and interest bearing liabilities. As the percentage of interest bearing deposits compared to total deposits increases and rates become more competitive, it becomes increasingly more difficult to maintain the Company's spread.

Non-interest Income and Expense

Income that is not related to interest bearing assets, consisting primarily of service charges, commissions and fees, has become more important as increases in levels of interest bearing deposits make it more difficult to maintain net interest income spreads.

Total non-interest income for 1995 was $2,958,697, as compared to $2,538,214 in 1994, and $1,966,548 in 1993. The largest component of non-interest income is service fees on deposit accounts, which totaled $1,155,621 in 1995, $971,878 in 1994 and $724,517 in 1993. The growth for all periods is attributed to growth in account volume as there has been no major increase in fees charged on accounts.

Control of operating expense also is an important aspect in managing net income. Operating expenses include personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total other operating expenses were $11,721,414 in 1995, compared to $9,660,313 in 1994 and $8,035,484 in 1993.

Personnel costs are the primary element of the Company's other operating expenses. In 1995 salaries and benefits represented $5,826,564 or 49.71% of total other operating expenses. This was an increase of $1,075,972 or 22.65% over 1994's total of $4,750,592. The 1993 personnel costs were $3,880,038. These increases in personnel costs can be attributed to opening new branches in an expanded trade area. The number of employees increased to 182 in 1995 as compared to 162 in 1994.

Other operating expenses excluding personnel costs in 1995 were $5,894,850, an increase of $985,129 or 20.06% over 1994's $4,909,721. $341,023 of this change was due to an increase of furniture and equipment expenses primarily for new branches that were opened. Assessments by the FDIC decreased by $270,358 due primarily to decreased and eliminated premiums. The deposit insurance premium rate increased from .12% of deposits in 1990 to .23% for 1991 to mid 1995, at which time it was lowered to .04% and later abolished entirely. In 1995 the premium paid totaled $346,501, in 1994 $616,859 and 1993 $554,714.

Earning Assets

Total assets at December 31, 1995 were $420.6 million, an increase of $75.1 million, or 21.7%, over 1994's year end total assets of $345.5 million. Average assets for 1995 were $378.7 million, an increase of $51.6 million or 15.7% over 1994 average assets of $327.1 million. This increase is the result of normal growth and was funded by increases in deposits. Return on average assets was 1.35% in 1995, as compared to 1.38% in 1994 and 1.41% in 1993.

Earning assets consist of loans, investment securities and short-term investments that earn interest. Average earning assets during 1995 were $352.5 million, an increase of 15.61% from an average of $304.9 million in 1994.

Lending

Commercial Loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, strength of guarantor if any, liquidity, leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. The loan to value ratio depends on the type of collateral. Generally speaking, accounts receivable are financed at 60% of accounts receivable less than 90 days past due. If other collateral is taken to support the loan, the loan to value of accounts receivable may approach 85%. Inventory financing will range between 50% and 100% depending on the borrower and nature of inventory. The Company's subsidiary banks require a first lien position.

Commercial Real Estate Loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary source of repayment, strength of guarantor if any, strength of tenant if any, liquidity, leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. Generally, the Company's subsidiary banks will loan 80% of value of improved property, 65% on raw land and 75% on land development. A first lien on the property and assignment of lease will be taken if rental property. Second lien positions are considered on a case by case basis.

Mortgage Installment and Installment Real Estate Loans are generally the 1 - 4 family housing loans and have a loan to value ratio of 85%. These loans are underwritten by giving consideration to the ability to pay, stability of employment or source of income, credit history and loan to value.

Installment Consumer Loans are generally durable goods and short term consumer financing. In general, loan to value is in the range of 80%. Debt service to income should be in the range of 35%.

Other Loans consist primarily of smaller consumer debts of various structure. Some are secured and others are unsecured. In general, the ability to pay and demonstrated credit performance guide the underwriting decision.

Provision and Allowance for Loan Losses

Because the loan portfolio represents the Company's largest earning asset, the Company continually monitors the quality of its loan portfolio. Greene County Bancshares, Inc. operates in a diverse economy of manufacturing and agriculture and, accordingly, most loans are made to commercial enterprises or consumers who are directly supported by these enterprises. In 1995, Greene County Bancshares, Inc. charged-off $671,962 in loans and recovered $455,778 in charged-off loans. In 1994 and 1993, the Company charged-off loans, net of recoveries, of $609,226 and $300,766 respectively. The Company's allowance for loan losses increased to $4,654,234 in 1995 from $3,446,762 in 1994. The allowance for loan losses in 1993 was $3,061,988. These increases are due to an overall increase in the total loan portfolio.

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

Non-performing Loans

Non-performing loans are generally inclusive of non-accrual, classified loans. The Company's subsidiary banks have a strict policy of placing loans 90 days delinquent in non-accrual status and charging them off at 120 days past due. Other loans past due that are extremely well secured and definitely in the process of collection are carried. The Company's subsidiary banks have aggressive collection practices in which senior management is much involved.

In the past three years the senior management teams of the subsidiary banks have aggressively attempted to build loan loss reserves while at the same time aggressively recognizing and dealing with delinquent problem loans. The ratios support this effort. The ratio of net charge-offs to average loans outstanding has declined. This is a combination of aggressively cleaning up the loan portfolio and loan growth.

The ratio of allowance for loan losses to non-performing loans is a function of aggressive charge-off practices and building the reserves for loans. The ratio depicts a growth from 1:1 to 2:1 over the five year period from December 1991 to December 1995.

The historical ratios of the allowance for loan losses to total loans generally show an upward trend. The stated goal is to build the loan loss reserve to 2%. If loans secured by cash, government guaranteed loans and income collected but not earned are excluded, the 1995 year end ratio of the allowance for loan losses to total loans approached 1.70%.

The factors and practices discussed above represent management's commitment to quality asset management and risk assessment. Management knows of no other potential loan problems that have not been disclosed.

Trends of Non-performing Assets

The general trend in the level of non-accrual loans has been mixed. The period from 1991 to 1993 generally reflects a downward trend in the level of non-accruals. This is generally attributed to an improvement in the economy. The period from 1993 to 1995 reflects an upward trend in the level of non-accruals. This is primarily due to a change in management emphasis to aggressively recognizing non-performing loans and placing them in non-accrual status at 90 days past due, if such loans are not well collateralized and in the process of collection.

From 1991 to 1993 Greene County Bank was heavily invested in non-recourse dealer paper. This sector was primarily consumer installment and mobile homes, and a portion of this paper was consistently delinquent. In 1993 three factors generally helped Greene County Bank reduce its level of past due loans. The regional economy improved, Greene County Bank's management initiated aggressive collection practices, and losses were recognized and taken. All of these factors improved the general level of delinquencies in 1994 and 1995.

Other Real Estate held by the subsidiary banks has declined due to disposing of commercial properties securing troubled loans from the 1991 recession.

Management internally classifies certain loans as substandard based upon overall credit quality indicators, such as cash flow concerns, legal issues, delinquent payment, collateral position and the like. At December 31, 1995, $2,773,000 in loans were considered substandard by the Company.

Investments

The Company maintains an investment portfolio to provide liquidity and earnings. Investments at year end 1995 with an amortized cost of $69.9 million had a market value of $70.3 million. At year end

1994, investments with an amortized cost of $71.3 million had a market value of $70.3 million.

In 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires that investments in certain debt and equity securities be classified as either held to maturity (reported at amortized cost), trading (reported at fair value with unrealized gains and losses included in earnings), or available for sale (reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity). SFAS 115 was required to be implemented for fiscal years beginning after December 15, 1993. Management adopted SFAS 115 on January 1, 1994 and currently classifies a portion of the portfolio as available for sale. The adoption of SFAS 115 did not have a material impact on the subsidiary banks' financial position or results of operations. (See Note 2 of the consolidated financial statements for a detailed analysis of the securities.)

Deposits

The funds to support the Company's asset growth over the past three years have been provided by increased deposits, which were $366.0 million at December 31, 1995. This represents an 22.7% increase from the deposits at year end 1994 of $298.2 million, which was an increase of 11.6% from year end 1993 deposits of $245.6 million. The increase is primarily the result of Greene County Bancshares, Inc.'s aggressive efforts to attract new deposit customers.

In 1995, demand deposit balances increased 19.82% from 1994. 1994's increase was 8.4% compared to 1993. The respective year end balances for these three years were $27.7 million, $23.1 million and $21.3 million.

Average interest-bearing deposits increased $45.5 million or 17.69% in 1995. In 1994 average interest-bearing deposits increased $20.9 million or 8.8% over 1993. These increases in time deposits reflect the public's increased awareness of investment alternatives.

Interest paid on deposits in 1995 totaled $13,016,821, reflecting a 4.30% cost on average interest-bearing deposits of $302.7 million. In 1994, interest of $8,030,556 was paid at a cost of 3.12% on average deposits of $257.2 million. In 1993, interest of $7,828,275 was paid at a cost of 3.31% on average deposits of $236.3 million.

Stockholders' Equity and Capital Adequacy

Sufficient levels of capital are necessary to sustain growth and absorb losses. The Company exceeds all regulatory capital requirements. The Company's primary source of new capital is undivided profits. Equity capital has been increased through the retention of earnings by $3,056,248 in 1995, $2,705,578 in 1994 and

$2,626,941 in 1993. As a percentage, the Company's internal capital generation rate (net income less dividends declared as a percentage of average stockholders' equity) was 7.88% in 1995, 7.41% in 1994 and 7.60% in 1993. At December 31, 1995, stockholders' equity totaled $41.1 million compared to $37.2 million in 1994. The ratio of average shareholders' equity to average total assets was 10.24%, 11.17% and 11.43% in 1995, 1994 and 1993, respectively.

Retention of sufficient earnings to maintain an adequate capital position that provides the Company with expansion capabilities is an important factor in determining dividends. During 1995, the Company paid $2,052,192 in dividends, versus $1,795,818 in 1994 and $1,637,968 in 1993. As a percentage of net income, dividends were 40.17% in 1995, 39.89% in 1994 and 38.41% in 1993.

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

=====================================================================================
                                            Capital Ratios at
                                            December 31, 1995
-------------------------------------------------------------------------------------
                                              Required
                                               Minimum                     Company's
                                                 Ratio                        Ratio
-------------------------------------------------------------------------------------
Tier 1 risk-based capital                          4.00%                     13.06%
-------------------------------------------------------------------------------------
Total risk-based capital                           8.00%                     14.31%
-------------------------------------------------------------------------------------
Leverage Ratio                                     3.00%                     10.80%
=====================================================================================

The Company believes it was in compliance with all minimum regulatory capital guidelines at December 31, 1995 and continues to be so.

Liquidity and Growth

Liquidity refers to the ability of the Company to generate sufficient funds to meet its financial obligations and commitments without significantly impacting net interest income. One of the Company's objectives is to maintain a high level of liquidity, and this goal continues to be met. Maintaining liquidity ensures that funds will be available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of other deposits and liabilities. These obligations can be met by existing cash reserves of funds from maturing loans and investments, but in the normal course of business are met by deposit growth. Increased deposits and retained earnings also are the sources for the Company's continued growth.

In 1995, operating activities of the Company provided $6,364,586 of cash flows. Net income of $5,108,440, adjusted for non-cash operating activities, including $1,423,656 provision in loan losses and amortization and depreciation of $1,020,318, provided the cash generated from operations.

Investing activities, including lending, used $74,980,659 of the Company's cash flow. Loans originated net of principal collected used $53,970,350 in funds.

Net additional cash inflows of $67,253,433 were provided by financing activities. Net deposit growth accounted for $67,788,632 of the increase. Other increases included securities sold under agreement to repurchase of $905,000 and proceeds from the issuance of common stock subject to the Company's rescission offer of $851,530. Offsetting these increases were a decrease in payments on long-term debt of $239,537, and cash dividends paid to shareholders of $2,052,192.

The Company's liquid assets include investment securities, federal funds sold, and cash and due from banks. These assets represented

29.46% of total deposits at December 31, 1995, a decrease from 29.85 at December 31, 1994.

Asset/Liability Management

The operations and profitability of the subsidiary banks are largely impacted by changes in interest rates and managements' ability to control interest rate sensitivity of the subsidiary banks' assets and liabilities. Management believes that the asset/liability strategy reduces the risk of the subsidiary banks' exposure due to fluctuation in interest rates. The subsidiary banks strive to be neither asset sensitive nor liability sensitive by using both fixed rate and variable rate products. The subsidiary banks have a mixture of fixed rate loans and loans tied to the Prime Rate, and this also applies to the investment portfolio. It is management's belief that while this mixture may not give maximum returns under certain market conditions, it can prevent severe swings in earnings under other conditions. Management believes the subsidiary banks are somewhat asset sensitive; therefore, in a falling rate environment earnings will tend to fall, while in a rising rate environment earnings will tend to improve. Despite the implementation of strategies to achieve a matching position of assets and liabilities and to reduce the exposure of the subsidiary banks to fluctuating interest rates, the results of operations of the subsidiary banks will remain subject to the level and movement of interest rates.

Interest Sensitivity

Deregulation of interest rates and more volatile short-term, interest-bearing deposits have created a need for shorter maturities of earnings assets. An increasing percentage of commercial and installment loans are being made with variable rates or shorter maturities to increase liquidity and interest rate sensitivity. The difference between interest sensitive asset and interest sensitive liability repricing within time periods is referred to as the interest rate sensitivity gap. Gaps are identified as either positive (interest sensitive assets in excess of interest sensitive liabilities) or negative (interest sensitive liabilities in excess of interest sensitive assets). The Company currently believes the position of the subsidiary banks to be slightly asset sensitive, depending on how certain deposits are classified. The Company considers certain deposit categories, such as demand deposits, as having longer maturities and not being sensitive to rate changes. Management's experience and a third-party asset/liability model indicate this position to be true for the Company. On December 31, 1995, the Company had a positive gap position in the one to 30 day sector of $92.0 million; or, in other words, while $168.3 million in assets were repricing, only $76.3 million in liabilities would reprice in the same time frame. The Company's current asset/liability model under a rate shock scenario indicates that earnings would decline approximately $32,000 a month with a 50 basis point fall in rates, while a 50 basis point rise in rates would generate approximately $27,000 in income per month.

Schedule VII depicts the Company's interest rate gap position at December 31, 1995. This Schedule represents a static point in time and does not consider other variables such as changing relationships or interest rate levels which is reflects a positive gap position in the near term. This is the result of stable core deposits being used to fund shorter term interest earning assets, such as loans and investment securities. A positive gap position implies that interest earning assets (loans and investments) will reprice at a faster rate than interest bearing liabilities (deposits). In a rising rate environment, this position will generally have a positive effect on earnings, while in a falling rate environment this position will generally have a negative effect on earnings. Other factors, however, including the speed at which assets and liabilities reprice in response to changes in market rates and competitive factors, can influence the ultimate impact on the margin resulting from changes in interest rates. Management believes that a rapid, significant and prolonged increase or decrease in rates could have a substantial adverse impact on the Company's net interest margin.

The cumulative gap position indicates the Company's sensitivity to interest rate changes over time.

Inflation

The effect of inflation on financial institutions differs from its impact on other types of businesses. Since assets and liabilities of banks are primarily monetary in nature, they are more affected by changes in interest rates than by the rate of inflation.

Inflation generates increased credit demand and fluctuation in interest rates. Although credit demand and interest rates are not directly tied to inflation, each can significantly impact net interest income. As in any business or industry, expenses such as salaries, equipment, occupancy, and other operating expenses also are subject to the upward pressures created by inflation.

Since the rate of inflation has been stable during the last several years, the impact of inflation on the earnings of the Company has been insignificant.

Income taxes

The Company had taxable income that resulted in income tax expense of $2,752,261, $2,510,322 and $2,221,353 in 1995, 1994 and 1993, respectively.
(Note 11 of the consolidated financial statements provides a detailed analysis of income taxes.)

In January 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." The adoption of SFAS 109 changes the Company's method of accounting for income taxes from the deferred method (under Accounting Principles Board Statement No.11) to an asset and liability approach.

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

The Company's recognition of deferred tax assets is based on management's belief that is more likely than not that the tax benefit associated with certain temporary differences and tax credits will be realized.

                GREENE COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                                   SCHEDULE 1
          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
                    INTEREST RATES AND INTEREST DIFFERENTIAL


                                           1995                              1994                              1993
                             ------------------------  ------   ------------------------  ------   -------------------------  -----
                               Average       Revenue/  Yield      Average       Revenue/  Yield       Average       Revenue/  Yield
                               Balance       Expense    Rate      Balance       Expense    Rate       Balance       Expense    Rate

Interest-earning assets
  Loans
    Commercial              $141,349,273  $12,335,077   8.73%  $107,896,016  $ 8,829,755   8.18%  $  87,715,447  $ 6,927,780   7.90%
    Installment - net        130,530,479   13,469,095  10.32%   106,954,932    9,176,909   8.58%     96,395,304    8,959,886   9.29%
    Fees on loans                             954,685                          1,099,331                           1,056,063
                             --------------------------------   --------------------------------   --------------------------------

        Total loans
          (including fees)  $271,879,752  $26,758,857   9.84%  $214,850,948  $19,105,995   8.89%  $184,110,751  $16,943,729   9.20%
                            ---------------------------------  ---------------------------------  ---------------------------------

  Investment securities
                              59,939,744    3,735,181   6.23%     2,793,654    3,740,550   5.14%  $ 70,712,217  $ 3,572,847   5.05%
    Tax exempt                 9,117,893      369,795   4.06%    11,605,844      557,011   4.80%    13,614,070      842,043   6.19%
                             --------------------------------   --------------------------------   --------------------------------

        Total investment
          securities          69,057,637    4,104,976   5.94%    84,399,498    4,297,561   5.09%  $ 84,326,287  $ 4,414,890   5.24%
    Other short-term
          investments         11,571,548      627,135   5.42%     5,660,533      221,094   3.91%     9,505,372      279,584   2.94%
                             --------------------------------   --------------------------------   --------------------------------
        Total interest-
          earning assets    $352,508,937  $31,490,968   8.93%  $304,910,979  $23,624,650   7.75%  $277,942,410  $21,638,203   7.79%

Noninterest-earning assets
  Cash and due from banks   $ 12,668,334                       $ 11,069,948                       $ 10,458,115
  Premises and equipment       6,916,037                          6,008,216                          4,494,554
  Other, less allowance
    for loan losses            6,649,556                          5,096,879                          9,415,312
                             -----------                        -----------                        -----------
        Total noninterest-
          earning assets      26,233,927                         22,175,043                      $  24,367,981
                             -----------                        -----------                        -----------
TOTAL ASSETS                $378,742,864                       $327,086,022                       $302,310,391
                            ============                       ============                       ============

                GREENE COUNTY BANCSHARES , INC. AND SUBSIDIARIES
                                   SCHEDULE I
          DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                               1995                                          1994
                                            ________________________________________       ___________________________________
                                              Average        Revenue/       Yield           Average       Revenue/      Yield
                                              Balance        Expense         Rate           Balance        Expense      Rate

Interest-bearing liabilities
  Deposits
    Savings, NOW accounts, and
      money markets                         $130,045,108     $ 3,167,357       2.44%       $136,249,522    $3,178,767    2.33%
    Time deposits                            172,627,254       9,849,464       5.71%        120,926,616     4,851,789    4.01%
                                            ------------     -----------       ----        ------------    ----------    ----
        Total deposits                      $302,672,362     $13,016,821       4.30%       $257,176,138    $8,030,556    3.12%
  Securities sold under repurchase
    agreement and short-term borrowings        4,553,803         231,581       5.09%          5,607,061       227,879    4.06%
  Debt                                         3,559,135         195,492       5.49%          4,706,302       238,398    5.07%
                                             -----------     -----------       ----        ------------    ----------    ----
        Total interest-bearing liabilities  $310,785,300     $13,443,894       4.33%       $267,489,501    $8,496,833    3.18%

Noninterest-bearing liabilities
  Demand deposits                           $ 24,424,083                                   $ 21,292,288
  Other liabilities                            4,745,198                                      1,771,324
                                             -----------                                   ------------
                                            $ 29,169,281                                   $ 23,063,612
Stockholders' equity                          38,788,283                                     36,532,909
                                             -----------                                   ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                        $378,742,864                                   $327,086,022
                                             ===========                                   ============
Net interest income

                                                             $18,047,074                                  $15,127,817
                                                             ===========                                  ===========
Margin analysis
  Interest income/earning assets                                               8.93%                                     7.75%
  Interest expense/earning assets                                              3.81%                                     2.79%
                                                                               ----                                      ----
  Net interest income/earning assets                                           5.12%                                     4.96%
                                                                               ====                                      ====


                                                                      1993
                                                       ____________________________________
                                                        Average         Revenue/     Yield
                                                        Balance         Expense      Rate

Interest-bearing liabilities
  Deposits
    Savings, NOW accounts, and
      money markets                                    $124,405,340     $3,378,448    2.72%
    Time deposits                                       111,916,277      4,449,827    3.98%
                                                       ------------     ----------    ----
        Total deposits                                 $236,321,617     $7,828,275    3.31%
  Securities sold under repurchase
    agreement and short-term borrowings                    7,563,021        228,907   3.03%
  Debt                                                     2,046,575        139,741   6.83%
                                                        ------------     ----------   ----
        Total interest-bearing liabilities              $245,931,213     $8,196,923   3.33%

Noninterest-bearing liabilities
  Demand deposits                                        $18,611,113
  Other liabilities                                        3,219,105
                                                         -----------
                                                         $21,830,218
Stockholders' equity                                      34,548,960
                                                         -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                    $302,310,391
                                                        ============
Net interest income                                                     $13,441,280
                                                                        ===========
Margin analysis
  Interest income/earning assets                                                      7.79%
  Interest expense/earning assets                                                     2.95%
                                                                                      ----
  Net interest income/earning assets                                                  4.84%
                                                                                      ====


     1. Installment loans are stated net of unearned income.

     2. Average loan balances include nonaccrual loans. Interest income collected on nonaccrual loans has been included.

     3. The average balance of and the related yield associated with securities available for sale are based on the cost of such securities.


      4. Tax exempt income has not been adjusted to tax-equivalent basis.

      Note: If securities purchased with agreements to resell had been present, or if other interest-bearing assets or liabilities had been significant, disclosures would have been made.

                 GREENE COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                               SCHEDULE I, (CONT)
                    INTEREST RATES AND INTEREST DIFFERENTIAL
                         VOLUME AND YIELD/RATE VARIANCES
                                 (in thousands)



                                                                            1995 Compared to 1994
                                                              Volume            Rate       Rate/Volume      Total Change

Interest income
  Loans net of unearned income                                     5,072             2,040       541                 7,653
  Investment securities
    Taxable                                                         (662)              796      (140)                   (6)
    Tax exempt                                                      (120)              (86)       19                  (187)
  Other short-term investments                                       231                86        89                   406
                                                                   -------------------------------------------------------
        Total interest income                                      4,521             2,836       509                 7,866
                                                                   -------------------------------------------------------
Interest expense
  Savings, NOW accounts, and
    money market accounts                                           (146)              140        (6)                  (12)
  Time deposits                                                    2,073             2,048       876                 4,997
  Short-term borrowings                                              (42)               57       (11)                    4
  Debt                                                               (57)               20        (5)                  (42)
                                                                   -------------------------------------------------------
        Total interest expense                                     1,828             2,265       854                 4,947
                                                                   -------------------------------------------------------
        Net interest income                                        2,693               571      (345)                2,919
                                                                   =======================================================



                                                                                 1994 Compared to 1993
                                                              ----------------------------------------------------------
                                                              Volume            Rate       Rate/Volume      Total Change
                                                              ----------------------------------------------------------
Interest income
  Loans net of unearned income                                     2,829              (571)      (95)                2,162
  Investment securities
    Taxable                                                          105                61         2                   168
    Tax exempt                                                      (124)             (189)       28                  (285)
  Other short-term investments                                      (113)               92       (37)                  (58)
                                                                   -------------------------------------------------------
        Total interest income                                      2,697              (608)     (103)                1,986
                                                                   -------------------------------------------------------
Interest expense
  Savings, NOW accounts, and
    money market accounts                                            322              (476)      (45)                 (200)
    Time deposits                                                    358                40         3                   402
    Short-term borrowings                                            (59)               78       (20)                   (1)
    Debt                                                             182                 0       (47)                  135
                                                                   -------------------------------------------------------
        Total interest expense                                       802              (357)     (109)                  336
                                                                   -------------------------------------------------------
        Net interest income                                        1,895              (250)        6                 1,650
                                                                   =======================================================



   1. The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to absolute value of change in each.

   2. Balance of nonaccrual loans and related income recognized have been included for computational purposes.

   3.   Tax-exempt income has not been converted to tax-equivalent basis.

                 GREENE COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                              INVESTMENT PORTFOLIO



                               OUTSTANDING BALANCE
                                 AT DECEMBER 31


                                     ---------------------------------------  ----------------------------------------
                                      Available     Held to         Total     Available for    Held to        Total
                                       for Sale    Maturity         1995          Sale        Maturity        1994           1993
                                     -----------------------------------------------------------------------------------------------
U.S. Treasury securities             $17,470,430   $         0   $17,470,430   $26,944,556   $         0   $26,944,556   $32,484,440
Federal agency obligations            41,981,291                  41,981,291    12,111,574    21,991,630    34,103,204    41,561,964
Obligations of state and political                                         0
  subdivisions                                       9,375,472     9,375,472         6,734     9,415,231     9,421,965    13,901,319
Other securities                                     1,066,155     1,066,155             0       857,700       857,700       746,600
                                     -----------   -----------   -----------   -----------   -----------   -----------   -----------
                                      59,451,721    10,441,627    69,893,348    39,062,864    32,264,561    71,327,425    88,694,323
Market Value Adjustment on
  available for sale securities          381,752                     381,752      (953,635)            0      (953,635)      N/A
                                     -----------   -----------   -----------   -----------   -----------   -----------   -----------
                      Total          $59,833,473   $10,441,627   $70,275,100   $38,109,229   $32,264,561   $70,373,790    88,694,323
                                     ===========   ===========   ===========   ===========   ===========   ===========   ===========

                 GREENE COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                              SCHEDULE II,Continued
                              INVESTMENT PORTFOLIO
                    OUTSTANDING BALANCE AT DECEMBER 31, 1995


                                                                  After One    After Five
                                                                  Year But      Years But
                                                     Within        Within        Within        After
                 Amount                             One year     Five years    Ten Years     Ten Years      Total
                 ------                           -----------   -----------    ----------   -----------   -----------
U.S. Treasury securities - Available for sale     $16,597,702   $   872,728                               $17,470,430
Federal agency obligations - Available for sale       911,679     4,524,807     9,129,130    27,415,675    41,981,291
Federal agency obligations - Held to maturity
Obligations of state and political
    subdivisions - Available for sale
Obligations of state and political
    subdivisions - Held to maturity                 1,511,275     6,734,773       609,905       519,519     9,375,472
Other securities - Held to maturity                                                           1,066,155     1,066,155
                                                  -----------   -----------    ----------   -----------   -----------
                                                   19,020,656    12,132,308     9,739,035    29,001,349    69,893,348
Market Value Adjustment on
    available for sale securities                     (45,513)       71,800        89,575       265,890       381,752
                                                  -----------   -----------    ----------   -----------   -----------
                                                  $18,975,143   $12,204,108    $9,828,610   $29,267,239   $70,275,100
                                                  ===========   ===========    ==========   ===========   ===========


             Weighted Average Yield
             ----------------------

U.S. Treasury securities - Available for sale            4.76%         7.16%                                     4.88%
Federal agency obligations - Available for sale          5.00%         6.22%         7.79%         8.30%         7.90%
Federal agency obligations - Held to maturity
Obligations of state and
    political subdivisions - Held to maturity            4.04%         3.99%         4.41%         4.48%         4.05%
Other securities - Held to maturity                                                                7.01%
                                                         ----          ----          ----          ----          ----
                                                         4.73%         5.02%         7.51%         8.11%         6.47%
                                                         ====          ====          ====          ====          ====








     1. Yields on tax exempt obligations have not been computed on a tax equivalent basis.

                GREENE COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                                  SCHEDULE III
                                 LOAN PORTFOLIO


                                                    1995          1994          1993          1992          1991
                                                  --------      --------      --------      --------      --------

                                                           (in thousands)
Types of loans (all domestic)


  Commercial                                      $ 75,503      $ 56,754      $ 51,533      $ 46,391      $ 60,383
  Commercial Real Estate                            73,720        63,499        44,050        35,838        10,947
  Mortgage installment                              92,276        79,705        63,605        61,237        57,780
  Installment real estate                              556           712           733           930         1,145
  Installment consumer                              55,876        44,025        38,249        41,887        44,205
  Other                                              2,772         2,832         1,246           532         3,662

        Total loans                                300,703       247,527       199,416       186,815       178,122
                                                  --------      --------      --------      --------      --------
    Unearned income                                 (2,215)       (2,827)       (4,227)       (5,275)       (6,259)
    Allowance for loan losses                       (4,654)       (3,447)       (3,062)       (2,529)       (1,861)
                                                  --------      --------      --------      --------      --------
        Net loans                                 $293,834      $241,253      $192,127      $179,011      $170,002
                                                  ========      ========      ========      ========      ========



     The following table identifies the maturities of all loans as of 12/31/95 and addresses the sensitivity of these loans to changes in interest rates(in thousands):



                                                                   Interest Rate
                                                               ----------------------
                                                  Total         Fixed        Variable
                                                 --------      --------     ---------

          Within one year                        $190,275      $ 55,537      $134,738

          After one but within five years          97,582        94,386         3,196

          After five years                         12,846        12,846             0
                                                 --------      --------      --------
                                                 $300,703      $162,769      $137,934
                                                 ========      ========      ========

                GREENE COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                                   SCHEDULE IV
                         SUMMARY OF NONPERFORMING ASSETS
                          AS OF ENDED DECEMBER 31, 1995


Nonperforming assets(in thousands):



                                    1995        1994        1993        1992        1991
                                   ------      ------      ------      ------      ------
    Nonaccrual loans               $  902      $  649      $  554      $  742      $  979
    Loans 90 days past due          1,044         656       3,256       1,459         683
                                   ------      ------      ------      ------      ------
    Total nonperforming loans       1,946       1,305       3,810       2,201       1,662

    Other real estate held            122          85       1,014       2,367       1,682
                                   ------      ------      ------      ------      ------
Total nonperforming assets         $2,068      $1,390      $4,824      $4,568      $3,344
                                   ======      ======      ======      ======      ======


     1. Interest foregone on non-accrual loans in 1995 totaled approximately $116,300.

     2. Potential problem loans not otherwise disclosed herein and which have been classified as substandard by management totaled approximately $2,773,000 at December 31, 1995.

     3. Accrual of interest is discontinued on a loan when management believes there is insufficient collateral and the borrowers' financial condition is such that collection of interest is doubtful. Loans are returned to the accrual status when the factors indicating doubtful collectibility cease to exist.

                 GREENE COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                             SCHEDULE IV, CONTINUED
                          SUMMARY OF LOAN LOSS EXPENSES
                      FOR THE YEAR ENDED DECEMBER 31, 1995



                                                           1995           1994           1993           1992           1991
                                                          ------         ------         ------         ------         ------
                                                                                       (in thousands)

Changes in allowance for loan losses:
  Balance at beginning of period                          $3,447         $3,062         $2,529         $1,862         $1,584

  Charge - offs:
    Commercial, industrial and
      construction loans                                     (26)          (103)           (50)          (385)          (647)
    Installment loans                                       (646)        (1,256)          (457)          (744)          (544)
                                                          ------         ------         ------         ------         ------
                                                            (672)        (1,359)          (507)        (1,129)        (1,191)
                                                          ------         ------         ------         ------         ------
  Recoveries
    Commercial, industrial and
      construction loans                                       9            199             57             95            100
    Installment loans                                        447            551            149             90            112
                                                          ------         ------         ------         ------         ------
                                                             456            750            206            185            212
                                                          ------         ------         ------         ------         ------
  Net charge - offs                                         (216)          (609)          (301)          (944)          (979)
                                                          ------         ------         ------         ------         ------
  Additions charged to operations                          1,423            994            834          1,611          1,256
                                                          ------         ------         ------         ------         ------
  Balance at end of period                                $4,654         $3,447         $3,062         $2,529         $1,861
                                                          ======         ======         ======         ======         ======


Ratio of net charge-offs during the period
to average loans outstanding during the
period                                                      0.08%          0.28%          0.16%          0.55%          0.62%

Ratio of allowance for loan losses to nonperforming
loans                                                     239.16%        264.14%         80.37%        114.90%        111.97%

Ratio of allowance for loan losses to total loans           1.55%          1.39%          1.54%          1.35%          1.04%



      The allowance for possible loan losses is increased by charges to the provision for loan losses and reduced by loans charged off net of recoveries. Greene County Bancshares' provision is the amount necessary to maintain the allowance at a level considered adequate to provide for possible loan losses based on management's and independent external evaluation of the loan portfolio, as well as prevailing and anticipated economic conditions.

                  GREENE COUNTY BANCSHARES, INC. AND SUBSIDIARY
                             SCHEDULE IV (CONTINUED)
                          SUMMARY OF LOAN LOSS EXPENSES
                                DECEMBER 31, 1995



Breakdown of allowance for                 1995                              1994                             1993
                              ------------------------------    -----------------------------    -----------------------------
  loan losses by category:                       Percent of                       Percent of                       Percent of
                                                loan in each                     loan in each                     loan in each
  Balance at end of period        Amount         category to        Amount        category to        Amount        category to
    applicable to:            (in thousands)     total loans    (in thousands)    total loans    (in thousands)    total loans
                              --------------    ------------    --------------   ------------    --------------   ------------
Commercial, industrial and
  construction loans              $2,042            49.60%          $1,758           48.60%          $1,317           47.90%
Installment loans                 $2,612            50.40%           1,689           51.40%           1,745           52.10%
Loans to financial
  institutions                                       0.00%                            0.00%                            0.00%
                                  ------           ------           ------          ------           ------          ------
                                  $4,654           100.00%          $3,447          100.00%          $3,062          100.00%
                                  ======           ======           ======          ======           ======          ======

Breakdown of allowance for                 1992                              1991
                              ------------------------------    -----------------------------
  loan losses by category:                       Percent of                       Percent of
                                                loan in each                     loan in each
  Balance at end of period        Amount         category to        Amount        category to
    applicable to:            (in thousands)     total loans    (in thousands)    total loans
                              --------------    ------------    --------------   ------------
Commercial, industrial and
  construction loans              $1,109            44.00%          $1,012           40.00%
Installment loans                  1,420            56.00%             849           59.80%
Loans to financial
  institutions                                       0.00%                            0.20%
                                  ------           ------           ------          ------
                                  $2,529           100.00%          $1,861          100.00%
                                  ======           ======           ======          ======

                GREENE COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                                   SCHEDULE V
                                    DEPOSITS


                                                         1995                         1994                       1993
                                              -------------------------    -------------------------   ------------------------
                                                 Average       Average        Average       Average      Average       Average
                                                 Balance      Rate Paid       Balance      Rate Paid     Balance      Rate Paid
                                              ------------    ---------    ------------    ---------   ------------   ---------
Types of deposits (all in domestic offices)

  Noninterest - bearing
    Demand deposits                           $ 24,424,083                 $ 21,292,288                $ 18,611,113

  Interest - bearing demand
    deposits                                    91,406,659      2.40%        95,066,302      2.29%       88,971,983     2.66%

  Savings deposits                              38,638,449      2.50%        41,183,220      2.43%       35,433,357     2.86%

  Time deposits                                172,627,254      5.71%       120,926,616      4.01%      111,916,277     3.98%
                                              ------------                 ------------                ------------
        Total deposits                        $327,096,445                 $278,468,426                $254,932,730
                                              ============                 ============                ============




  Maturities of time deposits of $100,000, or more, at December 31, 1995 are summarized as follows
(dollars in thousands):


Three months or less                           $ 7,673
Over three through six months                    6,844
Over six through twelve months                   5,444
Over twelve months                              13,482
                                               -------
                                               $33,443
                                               =======

                GREENE COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                                   SCHEDULE VI
                           RETURN ON EQUITY AND ASSETS





                                                 1995              1994                1993
                                                 ----              ----                ----
Net income                                  $5,108,440          $4,501,396          $4,264,909

Earnings per share                              $11.45              $10.16               $9.56

Return on average assets                          1.35%               1.38%               1.41%

Return on average equity                         13.17%              12.32%              12.35%

Dividend payout ratio                            40.17%              39.89%              38.41%

Average equity to average assets                 10.24%              11.17%              11.43%

                  GREENE COUNTY BANCSHARES, INC. & SUBSIDIARIES
                                  SCHEDULE VII
                      INTEREST RATE SENSITIVITY ANALYSIS(1)
                                DECEMBER 31, 1995
                                 (in thousands)



                                                                                                              Non-Rate
                                                                1-30        31-90      91-180      181-365    Sensitive
                                                                Days        Days        Days        Days       & Over
                                                             Sensitive    Sensitive   Sensitive   Sensitive    1 Year       TOTAL
                                                             ---------    ---------   ---------   ---------   ---------    -------

Interest-Earning Assets:
    Loans, net of unearned income                             $130,068      $8,800     $12,719     $24,570     117,677     293,834
    Investment securities                                       14,391      28,608       6,445       5,469      15,362      70,275
    Federal funds sold                                          23,800                                                      23,800
                                                              --------     -------    --------     --------   --------    --------

        Total Interest-Earning Assets                          168,259      37,408      19,164      30,039     133,039     387,909
                                                              --------     -------    --------     --------   --------    --------

Interest-Bearing Liabilities:
    Savings and core time deposits                              65,375      35,354      36,584      28,130     139,408     304,851
    Time deposits of $100,000 or more                            6,075       6,547       6,514       4,851       9,456      33,443
    Debt                                                            34          68         102         204       3,040       3,448
    Securities sold under agreement to repurchase                4,784
                                                              --------     -------    --------     --------   --------    --------
        Total Interest-Bearing Liabilities                      76,268      41,969      43,200      33,185     51,904     341,742
                                                              --------     -------    --------     --------   --------    --------
Interest Sensitivity Gap                                       $91,991     $(4,561)   $(24,036)    $(3,146)   $(18,865)    $46,167
                                                               =======     =======    ========     =======    ========     =======
Cumulative Interest Sensitive Gap                              $91,991     $87,430     $63,394     $60,248     $41,383     $87,550
                                                               =======     =======    ========     =======    ========     =======
Interest Sensitive Gap to Total Assets                           26.62%      -1.32%      -6.96%      -0.91%      -5.46%      13.36%
                                                               =======     =======    ========     =======    ========     =======
Cumulative Interest Sensitive Gap to Total Assets                26.62%      25.30%      18.35%      17.44%      11.98%
                                                               =======     =======    ========     =======    ========




(1) The Company has presented substantial balances of deposits as non-rate sensitive and/or not repricing within one year. Such presentation is based upon the Company's historical experience and interest rate sensitivity modeling performed by an outside consultant. Regulators of the Company's subsidiary banks have reviewed this presentation and have deemed it appropriate.

         ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         GREENE COUNTY BANCSHARES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995, AND 1994
                                      WITH

                        REPORT OF INDEPENDENT ACCOUNTANTS

REPORT OF INDEPENDENT ACCOUNTANTS

February 8, 1994

To the Board of Directors and
Shareholders of Greene County Bancshares, Inc.

In our opinion, the consolidated statements of income, of shareholder's equity and of cash flows for the year ended December 31, 1993 (appearing in the Greene County Bancshares, Inc. 1995 Consolidated Financial Statements which have been incorporated by reference in this Form 10-K Annual Report) present fairly, in all material respects, the results of operations and cash flows of Greene County Bancshares, Inc. and its subsidiaries for the year ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Greene County Bancshares, Inc. for any period subsequent to December 31, 1993.

                                       PRICE WATERHOUSE LLP



                                       41-a

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Greene County Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Greene County Bancshares, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The 1993 consolidated statements of income, shareholders' equity and cash flows were audited by other auditors, whose report, dated February 8, 1994, expressed an unqualified opinion on those statements, and included an explanatory paragraph regarding the change in method of accounting for income taxes.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greene County Bancshares, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Greene County Bancshares, Inc. changed its methods of accounting for investment securities and income taxes effective January 1, 1994 and 1993, respectively.

                                            COOPERS & LYBRAND L.L.P.

Knoxville, Tennessee
February 2, 1996


                                       41-b

GREENE COUNTY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 1995 AND 1994

ASSETS                                                                               1995               1994
                                                                                     ----               ----
Cash and due from banks                                                          $ 13,723,107       $ 15,085,747
Securities available-for-sale (Note 2)                                             59,833,473         38,109,229
Securities held-to-maturity - approximate
   market value of $10,420,255 and $32,214,700  in

   1995 and 1994, respectively (Note 2)                                            10,441,627         32,264,561
Federal funds sold                                                                 23,800,000          3,550,000

Loans, net (Notes 3 and 4)                                                        293,834,416        241,253,489

Premises and equipment, net (Note 5)                                                8,339,400          7,042,180
Accrued interest receivable                                                         3,539,110          2,708,825
Deferred income taxes (Note 11)                                                     1,455,094          1,363,427
Cash surrender value of life insurance contracts                                    3,580,200          3,408,213
Other assets                                                                        2,034,451            739,580
                                                                                 ------------           --------





                                                                                 $420,580,878       $345,525,251
                                                                                 ============       ============



The accompanying notes are an integral part of these consolidated financial statements.

                                                                                     1995               1994
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits (Note 6):
   Noninterest bearing demand deposits                                           $ 27,656,469       $ 23,082,392
   Interest bearing accounts:
     NOW                                                                           73,327,447         67,664,884
     Money market transaction                                                      28,199,189         26,545,522
     Savings                                                                       39,792,797         40,547,303
     Certificates of deposit $100,000 and over                                     33,222,712         23,995,319
     Other certificates of deposit                                                163,751,974        116,326,536
                                                                                 ------------       ------------

        Total deposits                                                            365,950,588        298,161,956
                                                                                 ------------       ------------

Securities sold under agreements to repurchase                                      4,784,000          3,879,000
Accrued interest and other liabilities                                              4,472,328          2,606,289
Long-term debt (Note 7)                                                             3,448,172          3,687,709
                                                                                -------------         ----------

        Total liabilities                                                         378,655,088        308,334,954
                                                                                 ------------       ------------

Common stock subject to rescission (Note 19)                                          851,530             -
                                                                                 ------------   -----------

Commitments and contingencies (Notes 8, 10, 12, 13 and 16)

Shareholders' equity (Note 9)

   Common stock, par value $10, authorized 1,000,000 shares; issued and outstanding 442,444 shares in

     1995 and 1994, respectively                                                    4,424,440          4,424,440
   Paid in capital                                                                  2,914,724          2,914,724
   Retained earnings                                                               33,498,636         30,442,388
   Net unrealized appreciation (depreciation) on
      available-for-sale securities, net of income tax
     (benefit) of $145,291 and $(362,380) in 1995

     and 1994, respectively                                                           236,460             (591,255)
                                                                                -------------            ---------

        Total shareholders' equity                                                 41,074,260         37,190,297
                                                                                -------------        -----------

                                                                                 $420,580,878       $345,525,251
                                                                                 ============       ============

GREENE COUNTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                            1995              1994              1993
Interest income:

   Loans                                                                 $26,758,857      $19,105,995       $16,943,729
   Securities available-for-sale (Note 2)                                  3,680,264        2,380,783                -
   Securities held-to-maturity (Note 2)                                      424,712        1,916,778               -
   Investment securities (Note 2)                                             -                    -          4,423,181
   Federal funds sold                                                        627,135          221,094           271,293
                                                                        ------------         --------          --------

        Total interest income                                             31,490,968       23,624,650        21,638,203
                                                                         -----------      -----------       -----------

Interest expense:

   Deposit accounts (Note 6)                                              13,016,821        8,030,556         7,828,275
   Securities sold under agreements to repurchase                            231,581          227,879           228,907
   Long-term debt                                                            195,492          238,398           139,741
                                                                        ------------         --------          --------

        Total interest expense                                            13,443,894        8,496,833         8,196,923
                                                                         -----------       ----------        ----------

        Net interest income                                               18,047,074       15,127,817        13,441,280
Provision for loan losses (Note 3)                                         1,423,656          994,000           833,809
                                                                        ------------         --------          --------
Net interest income after provision for loan losses                       16,623,418       14,133,817        12,607,471
                                                                         -----------      -----------       -----------

Noninterest income:

   Service fees on deposit accounts                                        1,155,621          971,878           724,517
   Service charges and commissions                                           598,359          946,278           717,963
   Net realized gains on sales of available-for-sale securities                1,373           -                 -
   Net realized gains on calls of held-to-maturity securities                  4,000           -                 -
   Investment securities gains, net                                           -                    -             14,756
   Other income                                                            1,199,344          620,058           509,312
                                                                        ------------         --------          --------

        Total noninterest income                                           2,958,697        2,538,214         1,966,548
                                                                        ------------       ----------        ----------

Noninterest expense:

   Salaries and benefits                                                   5,826,564        4,750,592         3,880,038
   Occupancy expenses                                                        815,506          757,278           620,479
   Furniture and equipment expense                                         1,048,160          707,137           554,040
   Loss on other real estate owned                                           366,609          311,183           248,327
   Net realized losses on sales of available-for-sale securities              -                85,435                -
   Federal insurance premiums                                                346,501          616,859           554,714
   Other expenses                                                          3,318,074        2,431,829         2,177,886
                                                                        ------------     ------------      ------------

        Total noninterest expense                                         11,721,414        9,660,313         8,035,484
                                                                         -----------       ----------        ----------

Income before income taxes and cumulative effect of

   change in method of accounting for income taxes                         7,860,701        7,011,718         6,538,535

Income tax expense (Note 11)                                               2,752,261        2,510,322         2,221,353
                                                                        ------------       ----------        ----------
Income before cumulative effect of change in
   method of accounting for income taxes                                   5,108,440        4,501,396         4,317,182

Cumulative effect of change in method of

   accounting for income taxes (Note 11)                                      -                      -           (52,273)
                                                                     ---------------              -----         --------

        Net income                                                       $ 5,108,440      $ 4,501,396       $ 4,264,909
                                                                         ===========      ===========       ===========

Per share of common stock (Note 1):
   Income before effect of change in method of

     accounting for income taxes                                              $11.45           $10.16             $9.68
   Cumulative effect of change in method of
     accounting for income taxes                                               -                   -            (.12)
                                                                            --------              ---          -----

        Net income                                                            $11.45           $10.16             $9.56
                                                                              ======           ======             =====



The accompanying notes are an integral part of these consolidated financial statements.

GREENE COUNTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                          NET UNREALIZED
                                                                                           APPRECIATION
                                                                                         (DEPRECIATION) ON
                             TREASURY        COMMON         PAID IN       RETAINED      AVAILABLE-FOR-SALE
                               STOCK          STOCK         CAPITAL       EARNINGS          SECURITIES           TOTAL

December 31, 1992          $      -        $4,466,560      $2,914,310     $25,652,295          $     -        $33,033,165
   Issuance of 44 shares          -               440           3,458            -                   -              3,898
   Repurchase of
     5,100 shares            (688,500)             -               -               -              -               (688,500)
   Sale of 500 shares         67,500               -            2,500              -              -                70,000
   Retirement of
     4,600 shares            621,000           (46,000)        (32,574)       (542,426)              -                 -
   Net income                     -            -                 -          4,264,909                -          4,264,909
   Dividends paid
     ($3.67 per share)            -                -               -        (1,637,968)              -          (1,637,968)
                                 ---              ---             ---      -----------           ------        -----------

December 31, 1993                 -         4,421,000       2,887,694      27,736,810                -         35,045,504
   Adoption of
     FASB 115, net

     of tax                   -                -               -               -                (363,283)         (363,283)
   Issuance of 344 shares         -             3,440          27,030              -                 -             30,470
   Net income                   -                 -             -           4,501,396                -          4,501,396
   Change in unrealized
     depreciation,

     net of tax                 -                  -               -               -            (227,972)         (227,972)
   Dividends paid

     ($4.06 per share)           -              -                  -        (1,795,818)              -          (1,795,818)
                                ----           ------             ---      -----------              ---        -----------

December 31, 1994                 -         4,424,440       2,914,724      30,442,388           (591,255)      37,190,297
   Net income                 -                -               -            5,108,440            -              5,108,440
   Change in unrealized
     appreciation,

     net of tax               -                -               -               -                827,715           827,715
   Dividends paid

     ($4.60 per share)        -                -               -            (2,052,192)          -              (2,052,192)
                         -----------    -------------   -------------     ------------      -----------       ------------

December 31, 1995        $    -            $4,424,440      $2,914,724     $33,498,636          $236,460       $41,074,260
                         ===========       ==========      ==========     ===========          ========       ===========





The accompanying notes are an integral part of these consolidated financial statements.

GREENE COUNTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                            1995              1994              1993
Net cash provided by operating activities:

   Net income                                                            $ 5,108,440      $ 4,501,396       $ 4,264,909
   Adjustments to reconcile net income to net
      cash provided by operating activities:

        Provision for loan losses                                          1,423,656          994,000           833,809
        Provision for depreciation and amortization                          651,997          523,416           455,915
        Amortization of investment security premiums,

          net of accretion                                                   368,321          554,152           663,282
        Net realized gains on calls of securities
          held-to-maturity                                                     (4,000)         -                 -
        Net realized (gains) losses on available-for-sale
          securities                                                           (1,373)         85,435               -
        Investment securities gains, net                                      -                      -           (14,756)
        (Gain) loss on other real estate owned                                (97,637)        141,950           158,427
        Increase in cash surrender value of life

          insurance contracts                                                (171,987)          (77,183)        (174,000)
        Deferred income tax benefit                                          (568,718)         (349,744)        (261,926)
        Effect of change in method of accounting

          for income taxes                                                    -                -                 52,273
        Change in accrued income and other assets                          (1,379,867)         (428,505)        372,665
        Change in accrued interest and other liabilities                   1,035,754          914,910           (566,631)
                                                                         -----------      -----------         ----------

              Net cash provided by operating activities                    6,364,586        6,859,827         5,783,967
                                                                        ------------       ----------        ----------

Cash flows from investing activities:

   Purchases of available-for-sale securities                             (21,848,101)      (16,191,440)             -
   Proceeds from sales of available-for-sale securities                      787,017       20,977,519                -
   Proceeds from maturities of available-for-sale securities              21,991,907        2,518,207                -
   Purchases of securities held-to-maturity                                (2,909,704)       (1,628,389)             -
   Proceeds from maturities of securities held-to-maturity                 3,050,011       11,051,414                -
   Proceeds from sales of investment securities                               -                  -            3,442,657
   Proceeds from maturities of investment securities                          -                    -         27,079,622
   Purchases of investment securities                                         -                    -         (39,174,331)
   Net decrease in interest bearing deposits in financial

      institutions                                                            -               100,049               -
   Net originations of loans                                              (53,970,350)      (49,467,022)     (13,773,813)
   Proceeds from sales of other real estate owned                            148,400           59,284         1,019,092
   Increase in cash surrender value of life insurance contracts               -                  -            (3,080,511)
   Fixed asset additions                                                   (1,979,839)       (2,057,501)      (1,812,047)
   Net decrease (increase) in federal funds sold                          (20,250,000)      4,720,000         (1,805,000)
                                                                         ------------    ------------       ------------

              Net cash used by investing activities                       (74,980,659)      (29,917,879)     (28,104,331)
                                                                         ------------      ------------     ------------



                                   (continued)

GREENE COUNTY BANCSHARES, INC.

YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                            1995              1994              1993


Cash flows from financing activities:
   Net increase in demand deposits, NOW, money
      market and savings accounts                                         11,135,801        1,434,930        21,922,127
   Net increase (decrease) in certificates of deposit                     56,652,831       29,445,945           (287,631)
   Increase (decrease) in securities sold under
      agreements to repurchase                                               905,000         (1,766,000)      (2,130,000)
   Payments on long-term debt                                                (239,537)       (1,726,033)         (86,258)
   Borrowings of long-term debt                                               -             1,500,000         4,000,000
   Repurchase of common stock                                                 -                    -            (688,500)
   Proceeds from issuance and sale of common stock                            -                30,470            73,898
   Proceeds from sale of common stock subject to rescission                  851,530             -               -
   Cash dividends paid                                                     (2,052,192)       (1,795,818)      (1,637,968)
                                                                         ------------       ------------     -----------

              Net cash provided by financing activities                   67,253,433       27,123,494        21,165,668
                                                                         -----------      -----------       -----------

Net increase (decrease) in cash and cash equivalents                       (1,362,640)      4,065,442         (1,154,696)

Cash and cash equivalents at beginning of year                            15,085,747       11,020,305        12,175,001
                                                                         -----------      -----------       -----------

Cash and cash equivalents at end of year                                 $13,723,107      $15,085,747       $11,020,305
                                                                         ===========      ===========       ===========



The accompanying notes are an integral part of these consolidated financial statements.

GREENE COUNTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The accounting policies of Greene County Bancshares, Inc. (the Corporation) and subsidiaries conform to generally accepted accounting principles and to general practices of the banking industry. The following is a summary of the more significant policies. Certain reclassifications have been made in the 1994 and 1993 consolidated financial statements and accompanying notes to conform with the 1995 presentation.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Greene County Bancshares, Inc. and its wholly-owned subsidiaries, Greene County Bank and American Fidelity Bank (the Banks). Superior Financial, Inc., a consumer finance company, is also a wholly-owned subsidiary of Greene County Bancshares, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

     CASH AND DUE FROM BANKS - For purposes of reporting cash flows, cash and due from banks include cash on hand, cash items in the process of collection and amounts due from banks with a maturity of less than three months.

     The Banks are required to maintain certain daily reserve balances on hand in accordance with Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was approximately $4,563,000 and $3,406,000 for the years ended December 31, 1995 and 1994, respectively.

     INVESTMENT SECURITIES - Effective January 1, 1994, the Corporation adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. Investments in certain debt and equity securities are classified as either Held-to-Maturity (reported at amortized cost), Trading (reported at fair value with unrealized gains and losses included in earnings), or Available-for-Sale (reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity). During 1995, the Corporation made a one time reclassification of many of its securities held from the held-to-maturity category to the available-for-sale category. The amortized cost of the securities transferred was $23,125,015 with unrealized gains of $297,357 and unrealized losses of $16,546.

     Premiums and discounts on investment securities are recognized in interest income on a method which approximates the level yield method over the period to maturity.

     Prior to the adoption of SFAS 115, investment securities were those securities held for investment purposes which management determined they had the ability and intent to hold to maturity. Investment securities were stated at cost adjusted for amortization of premiums and accretion of discounts.

     Gains and losses from sales of investment securities are recognized at the time of sale based upon specific identification of the security sold.

     LOANS - Loans are stated at principal amounts outstanding, reduced by unearned income and an allowance for loan losses.

     Interest income on installment loans is recognized in a manner that approximates the level yield method when related to the principal amount outstanding. Interest on other loans is calculated using the simple interest method on the principal amount outstanding.

     The Banks provide an allowance for loan losses and include in operating expenses a provision for loan losses determined by management. Management's periodic evaluation of the adequacy of the allowance is based on the Banks' past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' experience, estimated value of any underlying collateral, and current economic conditions. Management believes it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment.

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure, on January 1, 1995. Under the new standards, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of SFAS 114 and 118 resulted in no additional provision for credit losses, at January 1, 1995.

     At December 31, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS 114 was approximately $902,000, and these loans had a corresponding valuation allowance of $135,300. The impaired loans at December 31, 1995, were measured for impairment using the fair value of the collateral as all of these loans were collateral dependent. For the year ended December 31, 1995, the average recorded investment in impairment loans was approximately $696,000.

     The Company uses several factors in determining if a loan is impaired under SFAS No. 114. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrowers' financial data and borrowers' operating factors such as cash flows, operating income or loss, etc.

     Increases and decreases in the allowance from loan losses due to changes in the measurement of the impaired loans are included in the provision for credit losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable.

     When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

     Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

     Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms of interest and principal.

     While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

     PREMISES AND EQUIPMENT - Premises and equipment are stated at cost less accumulated depreciation and amortization computed principally on the straight-line method based on the estimated useful lives of the respective assets. Leasehold improvements are stated at cost adjusted for accumulated amortization computed on a straight-line method over the shorter of the estimated useful life of the assets or the term of the lease.

     OTHER REAL ESTATE OWNED - Other real estate owned represents real estate acquired through foreclosure or repossession and is initially recorded at the lower of cost (principal balance and any accrued interest of the former loan plus costs of obtaining title and possession) or fair value minus estimated costs to sell. Initial writedowns are charged against the allowance for loan losses. Initial costs relating to the development and improvement of the property are capitalized and considered in determining the fair value of the property, whereas those costs relating to holding the property are expensed. Valuations are periodically performed by management and if the carrying value of a property exceeds its net realizable value the property is written down by a charge against income.

     INCOME TAXES - The Corporation files a consolidated federal income tax return. In January 1993, the Corporation adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. The adoption of SFAS 109 changed the Corporation's method of accounting for income taxes from the deferred method (under Accounting Principles Board Statement No. 11) to an asset and liability approach.

     There are two components of the income tax provision; current and deferred. Current income tax provisions approximate taxes to be paid or refunded for the applicable period. Balance sheet amounts of deferred taxes are recognized on the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax liabilities or assets between periods.

     Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences and tax credits will be realized in that sufficient taxes have been paid in prior years to provide for such realization.

     RETIREMENT BENEFITS - The Corporation has established a defined contribution plan; the cost of which is charged to current operations. Additionally the Corporation has established certain supplemental deferred compensation plans which are funded through insurance policies as described in Note 10.

     NET INCOME PER SHARE OF COMMON STOCK - Net income per share of common stock is computed by dividing net income by the weighted average number of common shares, common shares subject to rescission, and common stock equivalents outstanding during each year. Stock options are regarded as common stock equivalents. Common stock equivalents are computed using the treasury stock method. The weighted average number of shares outstanding was 445,170 for 1995, 443,188 for 1994, and 445,900 for 1993.

     TRUST ASSETS - Assets held by the Corporation in trust capacities are not included in the accompanying consolidated balance sheets because such items are not assets of the Corporation.

     STOCK-BASED COMPENSATION - The FASB has issued SFAS No. 123, Accounting for Stock-Based Compensation effective for fiscal years beginning after December 15, 1995. The Corporation intends to adopt the disclosure provisions of the Statement in 1996.

     SIGNIFICANT ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Two significant estimates of the Corporation include the allowance for loan loss and allowance for other real estate owned. Actual results could differ from those estimates.

2.   SECURITIES:

     At December 31, 1995 and 1994, securities have been classified in the consolidated financial statements according to management's intent. The carrying amount of securities and their approximate market values at December 31, 1995 and 1994, were as follows:

     1995

                                                   GROSS             GROSS           GROSS         APPROXIMATE
                                                 AMORTIZED        UNREALIZED      UNREALIZED         MARKET
                                                   COST              GAINS          LOSSES            VALUE

     Available-for-sale:
       U.S. treasury securities and
         obligations of U.S. government
         corporations and agencies               $59,451,721       $484,938         $103,186         $59,833,473
                                                 ===========       ========         ========         ===========

     Held-to-maturity:
       Obligations of state and political

         subdivisions                            $ 9,375,472        $17,245          $38,617         $ 9,354,100
       Federal Home Loan Bank stock                1,066,155             -                -            1,066,155
                                                  ----------            ---              ---          ----------

                                                 $10,441,627        $17,245          $38,617         $10,420,255
                                                 ===========        =======          =======         ===========

     1994

     Available-for-sale:
       U.S. treasury securities and

         obligations of U.S. government

         corporations and agencies               $39,056,130        $26,930         $980,565         $38,102,495
       Obligations of state and political
         subdivisions                                  6,734             -                -                6,734
                                                      ------            ---              ---       -------------

                                                 $39,062,864        $26,930         $980,565         $38,109,229
                                                 ===========        =======         ========         ===========

     Held-to-maturity:
       U.S. treasury securities and

         obligations of U.S. government

         corporations and agencies               $21,991,630       $228,954         $ 24,884         $22,195,700
       Obligations of state and political
         subdivisions                              9,415,231         23,217          277,148           9,161,300
       Federal Home Loan Bank stock                  857,700             -                -              857,700
                                                    --------            ---              ---            --------

                                                 $32,264,561       $252,171         $302,032         $32,214,700
                                                 ===========       ========         ========         ===========

     Interest income from securities for the years ended December 31, 1995, 1994 and 1993 consist of:

                                                                      1995             1994              1993

     U.S. treasury securities                                      $1,084,503        $1,565,806       $1,341,766
     Obligations of other U.S. government
       corporations and agencies                                    2,590,906         2,112,716        2,214,640
     Obligations of states and political
       subdivisions                                                   370,034           557,011          842,043
     Other securities                                                  59,533            62,028           24,732
                                                                  -----------           -------          -------

                                                                   $4,104,976        $4,297,561       $4,423,181
                                                                   ==========        ==========       ==========


     Gross realized gains and losses on all sales of securities for the years ended December 31, 1995, 1994, and 1993, are as follows:

                                                                      1995              1994             1993

     Gross realized gains:
       Available-for-sale                                            $1,373             $21,453           $ -
       Investment securities                                         -                       -            26,556
                                                                 ----------                 ---          -------

                                                                     $1,373             $21,453          $26,556
                                                                     ======             =======          =======

     Gross realized losses:

       Available-for-sale                                          $   -               $106,888           $ -
       Investment securities                                           -                     -            11,800
                                                                    -------                 ---          -------

                                                                   $   -               $106,888          $11,800
                                                                   ========            ========          =======

     Debt securities at December 31, 1995, will mature on the following schedule:

                                                      AVAILABLE-FOR-SALE                   HELD-TO-MATURITY

                                                                   APPROXIMATE                       APPROXIMATE
                                                     BOOK            MARKET            BOOK            MARKET
                                                     VALUE            VALUE            VALUE            VALUE

     Due in one year or less                       $17,509,444     $17,492,233        $1,511,274      $1,512,500
     Due after one year through
       five years                                    5,626,536       5,695,416         6,734,774       6,714,000
     Due after five years through
       ten years                                    14,812,290      14,896,572           609,905         605,600
     Due after ten years                            21,503,451      21,749,252           519,519         522,000
                                                   -----------     -----------       -----------     -----------

                                                   $59,451,721     $59,833,473        $9,375,472      $9,354,100
                                                   ===========     ===========        ==========      ==========


     Investment securities with book and market values of $19,298,953 and $19,248,100 at December 31, 1995, respectively and $32,047,193 and
     $31,946,800 at December 31, 1994, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

3.   LOANS:

     Major classifications of loans at December 31, 1995 and 1994, are summarized as follows:

                                                                                    1995              1994

       Commercial                                                                $ 75,502,470     $ 56,754,639
       Commercial real estate                                                      73,719,533       63,499,309
       Mortgage installment                                                        92,276,492       79,704,848
       Installment real estate                                                        556,560          711,558
       Installment consumer                                                        55,876,354       44,024,969
       Other loans                                                                  2,772,096        2,832,282
                                                                                -------------       ----------

                                                                                  300,703,505      247,527,605

       Less:

          Unearned income                                                           (2,214,855)      (2,827,354)
          Allowance for loan losses                                                 (4,654,234)      (3,446,762)
                                                                                  ------------      -----------

                                                                                  $293,834,416     $241,253,489
                                                                                  ============     ============

     At December 31, 1995 and 1994, loans on which the accrual of interest had been discontinued totaled $901,580 and $648,625, respectively. Unrecorded interest income on these loans aggregated approximately $116,300, $68,270 and $6,746 for 1995, 1994 and 1993, respectively.

     A summary of activity in the allowance for loan losses for the years ended December 31, 1995, 1994 and 1993, was as follows:

                                       1995              1994             1993

Balance at beginning of year       $ 3,446,762        $ 3,061,988        $ 2,528,945
Provision for loan losses            1,423,656            994,000            833,809
Recoveries                             455,778            750,250            206,346
                                   -----------        -----------        -----------

                                     5,326,196          4,806,238          3,569,100
Loans charged to allowance            (671,962)        (1,359,476)          (507,112)
                                   -----------        -----------        -----------

Balance at end of year             $ 4,654,234        $ 3,446,762        $ 3,061,988
                                   ===========        ===========        ===========


4.   RELATED PARTY TRANSACTIONS:

     Certain officers, employees and directors and/or companies in which they have ten percent or more beneficial ownership were indebted to the Banks as indicated below. In the opinion of management all such loans were made in the ordinary course of business on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated borrowers and did not involve more than the normal risk of collectibility.

          Balance, December 31, 1993                                 $13,552,094
             Additions                                                 3,065,577
             Reductions                                               (3,874,460)
                                                                      -----------

          Balance, December 31, 1994                                  12,743,211
             Additions                                                 5,928,364
             Reductions                                               (3,947,070)
                                                                     ------------

          Balance, December 31, 1995                                 $14,724,505
                                                                     ===========

     In addition to the above, the Banks provide financing for purchasers of automotive and other transportation equipment from dealerships in which directors have more than a ten percent beneficial interest. Loans originated through these dealerships aggregated $2,880,711 during 1995 and $4,896,209 for 1994. Such financing is represented by installment notes that are the obligations of the purchasers and are primarily collateralized by the equipment. Some of these notes, totaling $1,041,964 and $1,419,762 at December 31, 1995 and 1994, respectively, are secondarily collateralized by dealer finance reserves and also provide for recourse against the dealerships to further protect the Banks against potential losses.

5.   PREMISES AND EQUIPMENT:

     Premises and equipment at December 31, 1995 and 1994, was comprised of the following:

                                                                                        1995              1994

          Land                                                                     $    825,781        $ 712,624
          Banking quarters                                                            6,021,351        5,441,415
          Leasehold improvements                                                        874,704          849,372
          Furniture and fixtures                                                      5,003,262        4,474,088
          Construction in progress                                                      701,553            1,107
          Automobiles                                                                    64,132           64,132
                                                                                    -----------          -------

                                                                                     13,490,783       11,542,738

          Less accumulated depreciation and amortization                             (5,151,383)      (4,500,558)
                                                                                    ------------       -----------

                                                                                    $ 8,339,400      $ 7,042,180
                                                                                    ===========      ===========


6.   DEPOSITS:

     The components of interest expense on deposits for the years ended December 31, 1995, 1994 and 1993, were:

                                                                      1995             1994              1993
     Interest bearing accounts:

        NOW                                                       $ 1,385,871        $1,242,285       $1,300,819
        Money market transaction                                      796,167           881,000        1,062,963
        Savings                                                       985,319         1,055,482        1,014,666
        Certificates of deposit $100,000 and over                   1,723,218           760,064          745,763
        Other certificates of deposit                               8,126,246         4,091,725        3,704,064
                                                                  -----------        ----------       ----------

                                                                  $13,016,821        $8,030,556       $7,828,275
                                                                  ===========        ==========       ==========

7.   LONG-TERM DEBT:

     During 1993, one of the Banks entered into a long-term debt arrangement with the Federal Home Loan Bank of Cincinnati to provide funding for the origination of fixed rate mortgages. The long-term debt is collateralized by that Bank's blanket pledge of mortgage loans aggregating approximately $5,172,000 and stock of the Federal Home Loan Bank.

     Long-term debt at December 31, 1995 and 1994, was summarized as follows:

                                                                                      1995              1994


        5.65% note, payable in monthly installments of
           $21,854 through July 1, 2003                                              $1,614,497      $1,780,407
        6.35% note, payable in monthly installments of
           $7,368 through September 1, 2013                                             939,916         967,679
        6.10% note, payable in monthly installments of
           $8,493 through July 1, 2008                                                  893,759         939,623
                                                                                    -----------        --------

                                                                                     $3,448,172      $3,687,709
                                                                                    ===========      ==========


     Scheduled principal maturities of long-term debt outstanding as of December 31, 1995, are:

                                    1996                             $   255,080
                                    1997                                 270,324
                                    1998                                 286,482
                                    1999                                 303,605
                                    2000                                 321,753
                                    Thereafter                         2,010,928
                                                                      ----------
                                                                      $3,448,172
                                                                      ==========


     At December 31, 1995, the Corporation maintained an unused line of credit of $5,000,000 with interest at prime with a correspondent bank. The Corporation also maintains an unused line of credit of $10,000,000 with the Federal Home Loan Bank of Cincinnati with the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The line of credit will expire on May 15, 1996.

8.   LEASES:

     The Corporation leases certain banking facilities and equipment under long-term operating lease agreements which generally contain renewal options for periods ranging from 5 to 30 years and require the payment of certain additional costs (generally maintenance and insurance).

     Future minimum lease payments for these noncancelable operating leases, with a term in excess of one year, at December 31, 1995, for each of the years in the five year period ending December 31, 2000, and thereafter were as follows:

                                    1996                       $154,294
                                    1997                        132,909
                                    1998                        121,137
                                    1999                        105,030
                                    2000                         30,645
                                    Thereafter                    3,325
                                                              ---------

                                                               $547,340
                                                               ========


     The total rental expense for operating leases was $164,977, $100,316 and $63,720 for the years ended December 31, 1995, 1994 and 1993, respectively.

9.   STOCK OPTIONS:

     On January 6, 1989, the Corporation established a stock option plan, whereby a certain key executive was granted options to purchase 300 shares per year of the Corporation's stock at one and one-half times book value at each year end. The number of options granted per year was increased to 600 as a result of a 1991 stock split. The options expire ten years from the date of grant and are cancelled if the key executive voluntarily resigns his employment or is terminated for cause. Compensation expense recognized was $24,000, $20,400 and $15,600 for the years ended December 31, 1995, 1994 and 1993, respectively.

     During 1993, the Corporation granted certain other key executives stock option awards to purchase 1,000 shares of the Corporation's stock at $145 per share (market price at date of grant). In December 1995 and 1994, the Corporation granted additional stock options to certain key executives to purchase 1,300 and 1,000 shares at $180 and $160 per share, respectively. If a key executive is a 10 percent or greater stockholder at the time of exercise, the option price is increased by 10 percent. The options awarded vest at year end at the rate of 20 percent per year and expire ten years from the date of grant.

     Following is a summary of the stock options for the years ended December 31, 1995 and 1994:


                                                      NUMBER OF OPTIONS    OPTION PRICE

         December 31, 1992                                   3,292     $ 88.61 - 110.93
             Grants                                            600      118.91 - 145.00
             Exercises                                        -
                                                             -----

         December 31, 1993                                   3,892       88.61 - 145.00
             Grants                                          1,600      126.08 - 160.00
             Exercises                                        (344)              88.61
                                                             -----

         December 31, 1994                                   5,148       88.61 - 160.00
             Grants                                          1,900      140.55 - 180.00
             Exercises                                        -
                                                             -----

         December 31, 1995                                   7,048     $ 88.61 - 180.00
                                                             =====


10.   PROFIT SHARING AND DEFERRED COMPENSATION:

      The Corporation has a contributory profit-sharing plan covering all employees with one year or more of service. Participating employees are required to contribute at least 3 percent of their monthly salary to the Plan and the Corporation contributes to the Plan up to 10 percent of its profit before taxes (not to exceed 15 percent of the total compensation of participating employees). The contributions by the Corporation were $427,666, $396,192 and $360,424 for 1995, 1994 and 1993, respectively.

      The Banks have established supplemental benefit plans for selected officers and directors. These plans are nonqualified and therefore, in general, a participant's or beneficiary's claim to benefits is as a general creditor.

      Certain current and retired key officers participate in a deferred compensation plan which provides for a defined benefit upon retirement. Payment of benefits under such plans is contingent upon employment to retirement, obtaining retirement age in the event of disability, or upon death. The cost of such plans is being charged to operations over the period of active employment from the contract date.

      In 1993, a plan was established whereby directors of the Corporation and the Banks have the right to participate in a deferred compensation plan which permits the directors to defer director compensation and earn a guaranteed interest rate on such deferred amounts. Compensation costs associated with the plan are charged to operations.

      Included in accrued interest and other liabilities in the consolidated financial statements is $608,018 and $415,209 at December 31, 1995 and 1994, respectively, related to the above supplemental benefit plans. To fund these plans the Corporation purchased single premium universal life insurance contracts on the lives of the related directors and officers. The cash surrender value of such contracts is included in the consolidated balance sheet. If all of the assumptions regarding mortality, interest rates, policy dividends, and other factors are realized, the Corporation will ultimately realize its full investment in such contracts.

11.   INCOME TAXES:

      The components of income tax expense for the years ended December 31, 1995, 1994 and 1993, were:

                                              1995             1994              1993
         Current income taxes

              Federal                       $ 2,914,271        $ 2,450,101        $ 2,055,251
              State                             406,708            409,965            428,028
                                            -----------        -----------        -----------

                                              3,320,979          2,860,066          2,483,279
          Deferred income tax benefit          (568,718)          (349,744)          (261,926)
                                            -----------        -----------        -----------

                                            $ 2,752,261        $ 2,510,322        $ 2,221,353
                                            ===========        ===========        ===========


      The Corporation adopted SFAS 109 effective January 1, 1993. The implementation of SFAS 109 resulted in a decrease in the Corporation's deferred tax assets of $52,273.

      A reconciliation of expected federal tax expense based on the federal statutory rate of 34 percent to consolidated tax expense for the years ended December 31, 1995, 1994 and 1993, was as follows:

                                                                  1995             1994              1993

          Tax at statutory rates                              $ 2,672,638        $ 2,383,984        $ 2,223,102
          Tax increases (decreases) attributable to:
              Tax exempt interest                                (122,480)          (188,581)          (289,499)
              State income tax less federal tax benefit           268,427            276,517            256,171
              Interest expense disallowed                          23,860             19,649             25,118
              Other                                               (90,184)            18,753              6,461
                                                              -----------        -----------        -----------

                                                              $ 2,752,261        $ 2,510,322        $ 2,221,353
                                                              ===========        ===========        ===========

      The significant components of the Corporation's deferred tax assets and liabilities at December 31, 1995 and 1994, were as follows:

                                                                               1995              1994

          Deferred tax assets:
             Allowance for loan losses and other real estate owned          $1,694,540       $1,168,333
             Unrealized depreciation on available-for-sale securities             --            362,380
             Deferred compensation                                             230,888          157,375
             Other                                                              65,692           39,489
                                                                            ----------       ----------

                 Gross deferred tax assets                                   1,991,120        1,727,577
                                                                            ----------       ----------

          Deferred tax liabilities:

             Depreciation                                                      349,619          344,162
             Unrealized appreciation on available-for-sale securities          145,291             --
             Other                                                              41,116           19,988
                                                                            ----------       ----------

                 Gross deferred tax liabilities                                536,026          364,150
                                                                            ----------       ----------

          Net deferred tax asset                                            $1,455,094       $1,363,427
                                                                            ==========       ==========


12.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:

      The Banks are party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers and to reduce their own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in consolidated balance sheets.

      The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Banks use the same credit policies in making these commitments and conditional obligations as they do for on-balance-sheet instruments.

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Banks upon extension of credit is based on management's credit evaluation of the borrower. Collateral held varies but may include marketable securities, trade accounts receivable, property, plant, and equipment and/or income-producing commercial properties.

      Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

      Most of the Banks' business activities are with customers located within the state of Tennessee for residential, consumer and commercial loans. A majority of the loans are secured by residential or commercial real estate or other personal property. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers.

      Outstanding standby letters of credit as of December 31, 1995 and 1994 amounted to $1,832,150 and $2,861,900, respectively. Outstanding commitments to lend at fixed rates were $939,000 and $1,615,000 and at variable rates were $3,396,000 and $11,181,000 at December 31, 1995 and 1994, respectively. Undisbursed advances on customer lines of credit were $38,536,000 and $33,311,000 at December 31, 1995 and 1994, respectively.
      The amount available for borrowing under inventory collateralized loans was $5,733,000 at December 31, 1995 and $3,743,000 at December 31, 1994.
      The Banks do not anticipate any losses as a result of these transactions that would be unusual in relation to its historical levels of loan losses on its recorded loan portfolio.

13.   CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS:

      Regulatory capital guidelines of the Federal Reserve Board for bank holding companies which were in effect at December 31, 1995, required a minimum of 5.5 percent for a primary capital ratio (essentially equity plus the allowance for loan losses), 6.0 percent for a total capital ratio (primary capital plus qualifying debt) and 8 percent risk-based capital. The risk-based guideline is based on the assignment of risk weights to assets and off-balance sheet items depending on the level of credit risk associated with them. The Banks' capital ratios were in excess of the minimum regulatory requirements.

      The Corporation's principal source of funds is dividends received from the Banks. Under applicable banking laws, the declaration of dividends in any year in excess of the sum of net income of that year and retained earnings of the preceding two years must be approved by bank regulatory authorities. At December 31, 1995 and 1994, approximately $8,389,000 and $7,650,000, respectively were available for the payment of dividends from the Banks to the Corporation without approval by bank regulatory authorities.

14.   ADDITIONAL CASH FLOW INFORMATION:

      Income taxes paid during the years ended December 31, 1995, 1994 and 1993 amounted to $3,617,622, $2,890,684 and $2,723,330, respectively. Interest expense paid in cash during the years 1995, 1994 and 1993 amounted to $12,360,091, $8,342,385 and $8,024,925, respectively.

      Significant noncash transactions for the years ended December 31, 1995, 1994 and 1993, were as follows:

                                                                       1995             1994              1993

         Financed sales of other real estate owned                   $159,000        $1,044,876           $256,200
         Foreclosed loans transferred to OREO                         124,767           391,893             79,954
         Transfer of OREO to premises                                  -                 74,763                 -


15.   PARENT COMPANY FINANCIAL INFORMATION:

      Condensed financial information for Greene County Bancshares, Inc. (parent company only) was as follows:

                            CONDENSED BALANCE SHEETS

                                                                                             DECEMBER 31,

          ASSETS                                                                  1995               1994

          Cash                                                                $  1,186,519       $    148,039
          Investment in subsidiaries                                            39,319,173         35,617,451
          Premises and equipment, net                                              711,999            730,232
          Cash surrender value of life insurance contracts                         177,980            168,488
          Deferred income taxes                                                       --              365,702
          Other assets                                                             672,088            178,982
                                                                              ------------       ------------

                 Total assets                                                 $ 42,067,759       $ 37,208,894
                                                                              ============       ============

          LIABILITIES

          Deferred income taxes                                               $    141,969       $       --
          Other liabilities                                                           --               18,597
                                                                              ------------       ------------

                                                                                   141,969             18,597
                                                                              ------------       ------------

          Common stock subject to rescission                                       851,530               --
                                                                              ------------       ------------

          SHAREHOLDERS' EQUITY

          Common stock                                                           4,424,440          4,424,440
          Paid-in capital                                                        2,914,724          2,914,724
          Retained earnings                                                     33,498,636         30,442,388
          Net unrealized depreciation on available-for-sale securities, net of income tax (benefit) of $145,291 and $(362,380)

            in 1995 and 1994, respectively                                         236,460           (591,255)
                                                                              ------------       ------------

                 Total shareholders' equity                                     41,074,260         37,190,297
                                                                              ------------       ------------

                 Total liabilities and shareholders' equity                   $ 42,067,759       $ 37,208,894
                                                                              ============       ============

                                     CONDENSED STATEMENTS OF EARNINGS

                                                                              YEARS ENDED DECEMBER 31,
                                                               1995             1994              1993

          Revenue:
            Equity in earnings of subsidiaries             $ 5,184,674       $ 4,532,218        $ 4,278,884
            Interest income                                       --               3,752             24,399
            Other income                                        53,837            62,593            139,452
                                                           -----------       -----------        -----------

                 Total revenue                               5,238,511         4,598,563          4,442,735

          Expenses                                              92,586            99,315            129,882
                                                           -----------       -----------        -----------

          Income before income taxes and cumulative
            effect of change in method of accounting
            for income taxes                                 5,145,925         4,499,248          4,312,853

          Income tax expense (benefit)                          37,485            (2,148)            38,849
                                                           -----------       -----------        -----------

          Income before cumulative effect of change
            in method of accounting for income taxes         5,108,440         4,501,396          4,274,004
          Cumulative effect of change in method of
            accounting for income taxes                           --                --               (9,095)
                                                           -----------       -----------        -----------

          Net income                                       $ 5,108,440       $ 4,501,396        $ 4,264,909
                                                           ===========       ===========        ===========

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                 1995             1994             1993

          Cash flows from operating activities:

             Net income                                                         $ 5,108,440        $ 4,501,396        $ 4,264,909
          Adjustments to reconcile net income to
             net cash used by operating activities:

                 Equity in earnings of subsidiaries                              (5,184,674)        (4,532,218)        (4,278,884)
                 Effect of change in method of accounting
                   for income taxes                                                    --                 --                9,095
                 Decrease in receivable from subsidiaries                                                 --              163,893
                 Other                                                               18,233            (19,973)             3,122
                 Increase in other assets                                          (493,106)              --                 --
                 Increase (decrease) in other liabilities                           (18,597)             9,249           (642,709)
                                                                                -----------        -----------        -----------

                      Net cash used by operating activities                        (569,704)           (41,546)          (480,574)
                                                                                -----------        -----------        -----------

          Cash flows from investing activities:

             Proceeds from maturities of investment securities                                          78,772            622,951
             Increase in cash surrender value of life insurance contracts            (9,492)            (2,987)          (155,491)
             Dividends from subsidiaries                                          2,818,338          2,795,818          1,637,968
             Fixed assets additions                                                    --                 --              (86,207)
                                                                                -----------        -----------        -----------

                      Net cash provided by investing activities                   2,808,846          2,871,603          2,019,221
                                                                                -----------        -----------        -----------

          Cash flows from financing activities:

             Capital contributed to subsidiary                                         --           (1,000,000)              --
             Repurchase of common stock                                                --                 --             (688,500)
             Proceeds from issuance and sale of common stock                           --               30,470             73,898
             Proceeds from sale of common stock subject to rescission               851,530               --                 --
             Dividends paid                                                      (2,052,192)        (1,795,818)        (1,637,968)
                                                                                -----------        -----------        -----------

                      Net cash used by financing activities                      (1,200,662)        (2,765,348)        (2,252,570)
                                                                                -----------        -----------        -----------

          Net increase (decrease) in cash                                         1,038,480             64,709           (713,923)

          Cash at beginning of year                                                 148,039             83,330            797,253
                                                                                -----------        -----------        -----------

          Cash at end of year                                                   $ 1,186,519        $   148,039        $    83,330
                                                                                ===========        ===========        ===========

16.   COMMITMENTS AND CONTINGENCIES:

      The Corporation and Banks are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Corporation's consolidated financial position or results of operations.

17.   FAIR VALUES OF FINANCIAL INSTRUMENTS:

      The following information is presented as required by Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. For financial instruments not described below, generally short term financial instruments, book value approximates fair value. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

      SECURITIES AND INTEREST BEARING DEPOSITS - Fair values of securities and interest bearing deposits are based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

      FEDERAL FUNDS SOLD - Fair values of federal funds sold are based on quoted market prices.

      LOANS, NET - The fair value for loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

      DEPOSITS - The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated by discounting the future cash flows using the current rate offered for similar deposits with the same remaining maturities.

      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE - Fair values of securities sold under agreements to repurchase are based on quoted market prices.

      The estimated fair values of the Corporation's financial instruments at December 31, 1995 and 1994, were as follows (rounded to the nearest thousand):


                                                                1995                             1994
                                                      -------------------------        --------------
                                                      CARRYING           FAIR           CARRYING          FAIR
                                                        VALUE            VALUE            VALUE           VALUE

      Financial assets:
        Securities                                 $ 70,125,000      $ 70,701,000    $ 70,374,000     $ 70,324,000
        Federal funds sold                           23,800,000        23,800,000       3,550,000        3,550,000
        Loans, net                                  293,834,000       294,133,000     241,253,000      238,724,000

      Financial liabilities:

        Deposits                                   $365,951,000      $367,782,000    $298,162,000     $297,780,000
        Securities sold under agreements
          to repurchase                               4,784,000         4,784,000       3,879,000        3,878,000
        Long-term debt                                3,448,000         3,444,000       3,688,000        3,683,000


      The Corporation believes that the fair value of commitments to extend credit and standby letters of credit approximate the stated amounts at December 31, 1995 and 1994.

18.   SUBSEQUENT EVENT:

      The Corporation acquired all of the stock of Premier Bancshares, Inc. and thereby, indirectly all the shares of Premier Bank of East Tennessee, on January 1, 1996. The Corporation has accounted for this acquisition as a purchase under generally accepted accounting principles. Premier Bank of East Tennessee conducts its business from its main office in Niota, Tennessee and from its full service branch in Athens, Tennessee.

      On September 30, 1995, Premier Bank of East Tennessee had total deposits of $21,961,000 and total assets of $24,256,000. The primary market area of Premier Bank of East Tennessee is McMinn County, Tennessee, which includes the cities of Niota and Athens, Tennessee. Premier Bank competes primarily with four commercial banks and one savings and loan association in its market area.

19.   COMMON STOCK SUBJECT TO RESCISSION:

      On May 31, 1995, the Company forwarded a letter to several hundred potential subscribers for common stock of the Company. The response to the letter resulted in a sale of 5,009 shares of the Company's common stock to 192 new shareholders (the "New Shareholders"). The Company received approximately $851,530 in payment for the newly issued common shares. No commissions or other fees were paid or received by the Company or any other person in connection with the sale of such shares. The Company is making a rescission offer to the New Shareholders (the "Rescission Offer"). The need for the Rescission Offer arises from the sale of the common stock to the New Shareholders without registration with the Securities and Exchange Commission and the necessary state securities divisions or the availability of an exemption from registration.

      In the Rescission Offer the Company is offering to rescind the sale of the shares issued to the New Shareholders and to refund the consideration paid for such shares, plus interest from the date of payment through the date the Company receives notice of a New Shareholder's election to rescind, less any amount of income received on such stock by the New Shareholders. The Rescission Offer is being made pursuant to the applicable securities laws in the states in which the New Shareholders reside. Simultaneously with the Rescission Offer, the Company is registering these shares of common stock such that if the New Shareholders determine that they desire to retain the common shares, they will be appropriately registered.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

The Company terminated the services of Price Waterhouse LLP, independent accountants, as its auditors effective on the 18th day of May, 1994. This decision was approved by the Audit Committee and the Board of Directors of Greene County Bancshares, Inc., on the 18th day of May, 1994, at which time the Company hired Coopers & Lybrand L.L.P. as its new audit firm.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

With respect to the directors and executive officers of the Company, the information required by Item 10 of Form 10-K will be included in the Company's 1996 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 of this Form 10-K will be included in the Company's 1996 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

The information required by Item 12 of Form 10-K will be included in the Company's 1996 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 of Form 10-K will be included in the Company's 1996 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a)      The following documents are filed as a part of this report:

         (1) The following consolidated financial statements and the report of independent accountants are included in this Annual Report on Form 10-K.

                  (a) Report of Coopers & Lybrand L.L.P., independent accountants, on the consolidated financial statements as of December 31, 1995 and for the year then ended.

                  (b) Consolidated Balance Sheets as of December 31, 1995 and 1994;

                  (c) Consolidated Statements of Income for each of the years in the three year period ended December 31, 1995.

                  (d) Consolidated Statements of Changes in Shareholders' Equity for each of the years in the three year period ended December 31, 1995.

                  (e) Consolidated Statement of Cash Flows for each of the years ended December 31, 1995.

                  (f)      Notes to the Consolidated Financial Statements.

         (2)      Financial Statement Schedules

                  All other financial statements and schedules not listed immediately above are omitted since they are not applicable, not required or the required information is included in the consolidated financial statements.

         (3)      Listing of Exhibits:

                   3*      (a)      Charter

                           (b)      Bylaws

                  10*      (b)      Employment Agreement between Registrant and
                                    Davis Stroud

                  10       (d)      Employment Agreement between Registrant and
                                    R. Stan Puckett

                  22 Subsidiaries of the Registrant for the year ended December 31, 1995.

                       ------------
                       (*) Incorporated herein by reference to exhibits filed with Form S-14 REGISTRATION STATEMENT UNDER THE SECURITIES ACT OF 1933, Registration No. 2-96273.

         (b) A Report on Form 8-K was filed with the Commission on May 18, 1994 pertaining to the change in Accountants.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GREENE COUNTY BANCSHARES, INC.

                                       By: /s/
                                           -----------------------------
                                           R. Stan Puckett
                                           President & CEO

                                       By: /s/
                                           -----------------------------
                                           Bill Richmond
                                           Senior Vice President and
                                           Chief Financial Officer

Date:           , 1996
      ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name                           Capacity                                 Date

/s/                            Chairman, Director
------------------------
Harrison Lamons

/s/
------------------------       President, Director
R. Stan Puckett                (Chief Executive
                               Officer)

/s/                            Director
-------------------------
Helen Horner

/s/                            Director
-------------------------
J.W. Douthat

/s/                            Director
-------------------------
Phil M. Bachman, Jr.

/s/                            Director
-------------------------
Terry Leonard

/s/                            Director
-------------------------
Ralph T. Brown

/s/                            Director
-------------------------
James A. Emory

/s/                            Director
----------------------
Patrick Norris

/s/                            Director
----------------------
Jerald K. Jaynes

/s/                            Director
----------------------
Charles S. Brooks

/s/                            Director
----------------------
Davis Stroud

/s/                            Director
----------------------
W.T  Daniels

                                  EXHIBIT INDEX



 3*      (a)      Charter

         (b)      Bylaws

10*      (b)      Employment Agreement between
                     Registrant and Davis Stroud

10       (d)      Employment Agreement between
                     Registrant and R. Stan Puckett

22       Subsidiaries of the Registrant for the year ended
            December 31, 1995.

27       Financial Data Schedule (for SEC use only)
         ------------
         (*)      Incorporated herein by reference
                  to exhibits filed with Form S-14
                  REGISTRATION STATEMENT UNDER THE
                  SECURITIES ACT OF 1933,
                  Registration No. 2-96273.