Form 10-Q
period 1996-03-31
GREENE COUNTY BANCSHARES INC
filed 1996-05-06
CIK 764402

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


For Quarter ended March 31, 1996                         Commission File Number
                                                                 0-14289



                         GREENE COUNTY BANCSHARES, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)



          Tennessee                                      62-1222567
- ------------------------------                  ------------------------------
State or other jurisdiction of                  (IRS Employer Identification
incorporated or organization)                              Number)


Main & Depot Street
Greeneville, Tennessee                                      37743
- ------------------------------                  ------------------------------
(Address of principal                                     (Zip Code)
executive offices)

Registrant's telephone number, including area code 423-639-5111

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No
                                     -----    -----

Indicate the number or shares outstanding of each of the Issuers classes of common stock as of the latest practicable date: 446,192.

Total number of sequentially-numbered pages  16
                                           ------

                         PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements

The unaudited condensed consolidated financial statements of the Registrant and its wholly-owned subsidiaries are as follows:

     Condensed Consolidated Balance Sheets - March 31, 1996 and December 31,
     1995.

     Condensed Consolidated Statements of Earnings - For the three months ended March 31, 1996 and 1995.

     Condensed Consolidated Statement of Stockholders' Equity- For the three months ended March 31, 1996.

     Condensed Consolidated Statements of Cash Flows - For the three months ended March 31, 1996 and 1995.

     Notes to Condensed Consolidated Financial Statements.

                 GREENE COUNTY BANCSHARES,INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                      March 31, 1996 and December 31, 1995

                                                                      (UNAUDITED)
                                                               March 31,     December 31,
                                                                1996             1995*
                                                               ---------     -----------
                           ASSETS                                   (In Thousands)
                           ------
Cash and Due from Banks                                         $ 15,165      $ 13,723
Federal Funds sold                                                19,779        23,800

Securities available-for-sale                                     56,073        59,833
Securities held-to-maturity (with a market value of $10,153
  on March 31, 1996 and $10,420 on December 31, 1995).            10,351        10,442

Loans                                                            332,038       298,488
  Less: Allowance for Loan Losses                                  5,195         4,654
                                                                --------      --------
  Net Loans                                                      326,843       293,834
                                                                --------      --------
Bank Premises and Equipment, Net of
    Accumulated Depreciation                                       9,107         8,339
Other Assets                                                      13,465        10,610
                                                                --------      --------
     Total Assets                                               $450,783      $420,581
                                                                ========      ========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                        $389,618      $365,951
Securities Sold under Repurchase Agreements
  and Short-Term Borrowed Funds                                    4,016         4,784
Other Borrowings                                                   6,320         3,448
Other Liabilities                                                  6,912         4,472
                                                                --------      --------
    Total Liabilities                                            406,866       378,655
                                                                --------      --------
Common stock subject to rescission(5,009 shares)                     852           852
                                                                --------      --------

                    SHAREHOLDERS' EQUITY

Common Stock, par value $10, authorized 1,000,000 shares;
    issued and outstanding 446,192 and 442,444 shares at
    March 31, 1996 and December 31, 1995, respectively             4,462         4,424
Paid in Capital                                                    3,384         2,915
Retained Earnings                                                 34,960        33,499
Net unrealized holding gains on
    available-for-sale securities                                    259           236
                                                                --------      --------
    Total Shareholders' Equity                                    43,065        41,074
                                                                --------      --------
                                                                $450,783      $420,581
                                                                ========      ========


* Condensed from Audited Financial Statements.
See accompanying notes to Condensed Consolidated Financial Statements
(Unaudited)

                 GREENE COUNTY BANCSHARES,INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Earnings
                   Three Months Ended March 31, 1996 and 1995
                                  (UNAUDITED)

                                                 Three Months Ended
                                                      March 31
 (Dollars in thousands except per share)            1996    1995
                                                  -------  -------
Interest Income:
  Interest and Fees on Loans                       $7,922  $6,014
  Interest on Investment Securities                 1,078     947
  Interest on Federal Funds Sold                      296     155
                                                   ------  ------
                  Total Interest Income             9,296   7,116
                                                   ------  ------
Interest Expense:
  Interest on Deposits                              3,865   2,789
  Interest on Borrowings                              112     106
                                                   ------  ------
                  Total Interest Expense            3,977   2,895
                                                   ------  ------
                     Net Interest Income            5,319   4,221

Provision for Loan Losses                             165     136
                                                   ------  ------
  Net Interest Income after
     Provision for Loan Losses                      5,154   4,085
                                                   ------  ------
Other Income:
  Income from Fiduciary Activities                     18      10
  Service Charges on Deposit Accounts                 528     433
  Other                                               415     297
                                                   ------  ------
                                                      961     740
                                                   ------  ------
Other Expenses:
  Salaries and Employee Benefits                    1,781   1,294
  Premises and Fixed Assets Expense                   543     367
  Other Operating Expenses                            760     807
                                                   ------  ------
                                                    3,084   2,468
                                                   ------  ------
Income Before Income Taxes                          3,031   2,357

Income Taxes                                        1,065     864
                                                   ------  ------
Net income                                         $1,966  $1,493
                                                   ======  ======


Average Number of Shares Outstanding              444,626 442,444
Per Share of Common Stock:
  Net income                                       $ 4.42  $ 3.37
                                                   ======  ======
  Dividends                                        $ 1.12  $ 1.00
                                                   ======  ======

See accompanying notes to Condensed Consolidated Financial Statements
(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
            Condensed Consolidated Statement of Shareholders' Equity
                   For the Three Months Ended March 31, 1996

                                 (In Thousands)

                                                                              Net
                                                                           Unrealized
                                                                          Appreciation
                                                                          on Available
                                             Common   Paid in  Retained     for Sale
                                              Stock   Capital  Earnings    Securities    Total
                                             ------  --------  --------   ------------  --------
                                                                               <
January 1, 1996                              $4,424   $2,915    $33,499          $236   $41,074


Net income                                      -        -        1,966        -          1,966

Change in unrealized
appreciation, net of tax                        -        -         -               23        23

Dividends paid                                  -        -         (505)       -           (505)

Exercise of non-incentive
stock options                                    38      393       -           -            431

Tax benefit from exercise
of non-incentive stock options                  -         76       -           -             76

                                             ------   ------    -------       -------   -------
March 31, 1996                               $4,462   $3,384    $34,960          $259   $43,065
                                             ======   ======    =======       =======   =======





See Accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited)

                GREENE COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                 For the Quarters Ended March 31, 1996 and 1995
                                 (In Thousands)

                                                         March 31,         March 31,
                                                           1996              1995
                                                         --------          ---------
Net Cash Provided By Operating Activities:
   Net Income                                              $1,966            $1,493
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Provision for loan losses                                165               136
     Provision for depreciation and amortization              238               155
     Amortization of investment security premiums,
       net of accretion                                       117                94
     Increase in interest receivable                          136                17
     Increase (decrease) in unearned income                    73              (176)
     Increase in other assets, net of intangibles            (787)           (2,798)
     Increase in accrued interest payable
       and other                                            2,048             2,017
                                                          -------           -------
     Net cash provided by operating activities              3,956               938
                                                          -------           -------
Cash Flows From Investing Activities:
     Net (increase) decrease in investment
       securities and federal funds                        14,623            (7,461)
     Net increase in loans                                (18,835)          (12,030)
     Improvements in other real
       estate owned and other, net                            (54)           (1,793)
     Recoveries of loan losses                                214               149
     Fixed asset additions                                   (190)             (141)
                                                          -------           -------
     Net cash used by investing activities                 (4,242)          (21,276)
                                                          -------           -------
Cash Flows From Financing Activities:
     Net increase in demand deposits, NOW,
       money market and savings accounts                    1,661            18,053
     Cash dividends paid                                     (505)             (442)
     Exercise of non-incentive stock options                  431              -
     Increase (decrease) in securities sold under
       agreements to repurchase                              (768)            1,480
     Decrease in other borrowings, net                       (821)             -
     Cash acquired in acquisition of subsidiary bank        1,730              -
                                                          -------           -------
     Net cash provided by financing activities              1,728            19,091
                                                          -------           -------
 Net Increase (Decrease) in Cash                            1,442            (1,247)
                                                          -------           -------
 Cash at beginning of quarter                              13,723            15,086
                                                          -------           -------
 Cash at end of quarter                                   $15,165           $13,839
                                                          =======           =======

See Accompanying Notes to Condensed Consolidated Financial Statements(Unaudited)

                       GREENE COUNTY BANCSHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1-PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Greene County Bancshares, Inc. (the Company) and its wholly owned subsidiaries, Greene County Bank, American Fidelity Bank and Premier Bank of East Tennessee. All material intercompany balances and transactions have been eliminated in the consolidation.


2-ACQUISITION

On January 1, 1996, the Company acquired 100% of the stock of Premier Bancshares, Inc.("Premier"), a one-bank holding company for Premier Bank of East Tennessee, Niota, Tennessee ("Premier Bank"). As of the acquisition date, Premier had assets of approximately $24.2 million, deposits of approximately $22.0 million, debt and other liabilities of approximately $.5 million, and capital of approximately $1.7 million. The purchase price of Premier was $3,140,000, consisting of cash of $708,582 and the Company's promissory notes to the sellers in the aggregate principal amount of $2,432,218, plus $230,000 for non-compete agreements with the sellers. The transaction was accounted for as a purchase, resulting in the recording of a core deposit intangible of approximately $1.1 million, goodwill of approximately $1.3 million, and an increase to deferred tax and other liabilities of approximately $.7 million. Amortization of the intangibles, net of tax, will be approximately $173,000 annually over the next ten years. Prior to March 31, 1996, the Company merged Premier into the Company since Premier had no assets other than the stock of Premier Bank. This transaction resulted in the Company owning 100% of the stock of Premier Bank, as is the case with the Company's other subsidiaries, Greene County Bank and American Fidelity Bank.

3-SUMMARY OF ACCOUNTING POLICIES

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

In the opinion of management, the statements contain all adjustments, consisting of only normal recurring adjustments, and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 1996 and the results of operations, stockholders' equity and cash flows for the three month periods ended March 31, 1996 and 1995.

4-ALLOWANCE FOR LOAN LOSSES

Transactions in the Allowance for Loan Losses were as follows:

                                                                  Three Months
                                                                     Ended
                                                                    March 31,
                     (In Thousands)                             1996       1995
                     --------------                            ------     ------
Balance, January 1                                             $4,654     $3,447
Add(Deduct):
     Balances acquired in acquisition of
     subsidiary bank                                              440          -
     Losses charged to allowance                                 (278)      (130)
     Recoveries credited to allowance                             214        149
     Provision for loan losses                                    165        136
                                                               ------     ------
Balance, March 31                                              $5,195     $3,602
                                                               ======     ======



5-COMMON STOCK SUBJECT TO RESCISSION

On May 31, 1995 the Company forwarded a letter to several hundred potential subscribers for common stock of the Company. The response to the letter resulted in a sale of 5,009 shares of the Company's common stock to 192 new shareholders(the "New Shareholders"). The Company received approximately $851,530 in payment for the newly issued common shares. No commissions or other fees were paid or received by the Company or any other person in connection with the sale of such shares. The Company is making a rescission offer to the New Shareholders(the "Rescission Offer"). The need for the Rescission Offer arises from the sale of the common stock to the New Shareholders without registration with the Securities and Exchange Commission and the necessary state securities divisions or the availability of an exemption from registration.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of financial condition and results of operations of Greene County Bancshares, Inc. and subsidiaries (the "Company") for the three month period ended March 31, 1996. The Company is not aware of any recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or operations.


Earnings

Greene County Bancshares, Inc. earnings for the three months ended March 31, 1996 were $1,966,000. This represents a 31.7% increase when compared to $1,493,000 in earnings for the same period in 1995. Excluding the approximate $58,000, net of intangibles amortization, contributed by Premier Bank during the quarter, earnings for the three months ended March 31, 1996 were $1,908,000, which represents a 27.8% increase compared to $1,493,000 in earnings for the same period in 1995.


Net Interest Income

The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest bearing assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, and the ability to respond to changes in interest rates through asset/liability management. During the three months ended March 31, 1996, net interest income was $5,319,000 as compared to $4,221,000 for the same period in 1995, an increase of 26.0%. The increase is primarily attributable to an increase in volume and yield of earning assets, offset by increased costs and balances of interest-bearing liabilities.

Loans produced the largest component of interest income, contributing $7,922,000 for the three months ended March 31, 1996 as compared to $6,014,000 for the same period in 1995, representing an increase of 31.7%. The increase is attributable to both rate and volume increases in 1996.

Earnings on investments and federal funds sold provided the balance of interest income, producing $1,374,000 for the three month period ended March 31, 1996 as compared to $1,102,000 for the same period in 1995. Total interest expense for the Company increased 37.4% during the three month period ended March 31, 1996 as compared to the same period in 1995. Interest expense consisted primarily of interest paid on deposits which totaled $3,865,000 during the three months ended March 31, 1996 as compared to $2,789,000 for the same period in 1995. The Company's deposit base grew 6.5% during the three months ended March 31, 1996. Excluding the approximate $22.0 million in deposits acquired via the Premier Bank acquisition, the Company's deposit base increased .5% during the quarter ended March 31, 1996. The cost of interest-bearing liabilities increased due to both rate and volume increases.


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

Total other income for the three month period ended March 31, 1996 was $961,000 as compared to $740,000 for the same period in 1995. This increase of 29.9% resulted mainly from an increase in service charges on deposit accounts and commissions earned brought about by management's focus on the generation of noninterest-sensitive areas of income and also by various fee-generating accounts acquired via the acquisition of Premier Bank.

Control of operating expense is also an important aspect in managing net income. Operating expenses include personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc.. Total other operating expenses were $3,084,000 for the three month period ended March 31, 1996 as compared to $2,468,000 for the same period in 1995. Personnel cost are the primary element of the Company's other operating expenses. During the three months ended March 31, 1996 salaries and benefits represented $1,781,000 of other operating expenses. This was an increase of $487,000 or 37.6% over the same period in 1995. These increases were due to opening new branches requiring increased staff levels, and increased employee benefit costs, including health insurance and pension costs, as well as the acquisition of Premier Bank. The number of full-time equivalent employees at March 31, 1996 was 226 versus 166 at March 31, 1995, an increase of 36.1%.

Other operating expenses during the three month period ended March 31, 1996 were $1,303,000, an increase of $129,000 from the same period in 1995, which was $1,174,000. This 11.0% increase was mainly due to increased expenses associated with operating new branches that were opened and with the acquisition of Premier Bank. At March 31, 1996, the Company had 21 branches, including a)Greene County Bank's new Hamblen County branch which opened for business on April 1, 1996, and b)three offices of a finance company subsidiary of Greene County Bank, compared to 15 branches at March 31, 1995, including one office of a finance company subsidiary of Greene County Bank.


Loans

At March 31, 1996, loans, net of unearned income and allowance for loan losses, were $326.8 million compared to $253.1 million for the same period in 1995. Excluding the approximate $14.8 million in loans acquired via the Premier Bank acquisition, net loans increased $58.9 million, or 23.3% and $18.2 million, or 6.2% from March 31, 1995 and December 31, 1995, respectively. This increase is primarily due to increases in commercial lending. Nonaccrual loans decreased by $285,000 during the three month period ended March 31, 1996.


Provision and Allowance for Loan Losses

Because the loan portfolio represents the Company's largest earning asset, the Company continually monitors the quality of its loan portfolio. Greene County Bancshares, Inc. operates in a diverse economy of manufacturing and agriculture and, accordingly, most loans are made to commercial enterprises or consumers who are directly supported by these enterprises. During the three month period ended March 31, 1996, Greene County Bancshares, Inc. charged-off $278,000 in loans, and recovered $214,000 in charged-off loans. All loans identified by management or regulatory authorities as losses are charged-off against the allowance for loan losses. All other loans classified for regulatory purposes do not require disclosure since in management's opinion they do not (i) represent or result from trends or uncertainties which management expects to materially impact future operating results, liquidity or capital resources, or
(ii) represent material credits which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. The Company's allowance for loan losses increased to $5,195,000 at March 31, 1996 from $3,602,000 for the same period in 1995. This increase is due to an overall increase in the total loan portfolio.

Investments

The Company maintains an investment portfolio to provide liquidity and earnings. Investments at March 31, 1996 with an amortized cost of $66.4 million had a market value of $66.2 million. During the same period in 1995, investments with an amortized cost of $68.9 million had a market value of $68.4 million. This decrease was used to fund increases in the loan portfolio.


Deposits

The funds to support the Company's asset growth have been provided by increased deposits, which amounted to $389.6 million at March 31, 1996. This represents a 23.2% increase from the deposits at March 31, 1995 of $316.2 million. Excluding the approximate $22.0 million in deposits acquired via the Premier Bank acquisition, deposits increased $51.4 million, or 16.3% and $1.7 million, or .5%, from March 31, 1995 and December 31, 1995, respectively. The increase is primarily the result of the Company's growth and branch acquisition efforts and aggressive focus on the attraction of new time deposit customers.


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

                              Capital Ratio's at
                                March 31, 1996
- -------------------------------------------------
                              Required
                              Minimum   Company's
                               Ratio      Ratio
- -------------------------------------------------
Tier 1 risk-based capital      4.00%     12.48%
- -------------------------------------------------
Total risk-based capital       8.00%     13.70%
- -------------------------------------------------
Leverage Ratio                 3.00%      9.32%
=================================================

The Company believes it was in compliance with all minimum regulatory capital guidelines at March 31, 1996 and continues to be so.


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

During the three month period ended March 31, 1996, operating activities of the Company provided $3,956,000 of cash flows. Net income of $1,966,000, adjusted for non-cash operating activities, provided the majority of cash generated from operations.

Investing activities, including lending, used $4,242,000 of the Company's cash flow, which resulted in a $14,623,000 net decrease in the investment portfolio. Loans originated net of principal collected used $18,835,000 in funds.

Net additional cash inflows of $1,728,000 were provided by financing activities. Net deposit growth accounted for $1,661,000 of the increase, and cash acquired via acquisition of Premier Bank provided $1,730,000. Offsetting these increases were a)decreases in securities sold under agreements to repurchase and short-term borrowed funds in the amount of $768,000, b)decreases in other borrowings, net in the amount of $821,000, and c)cash dividends paid to shareholders of $505,000.

The Company's liquid assets include investment securities, federal funds sold, and cash and due from banks. These assets represented 25.2% of total deposits at March 31, 1996, a decrease from 30.1% at March 31, 1995.


Interest Sensitivity

Deregulation of interest rates and short-term, interest-bearing deposits which are more volatile have created a need for shorter maturities of earnings assets. An increasing percentage of commercial and installment loans is being made with variable rates or shorter maturities to increase liquidity and interest rate sensitivity. The difference between interest sensitive asset and interest sensitive liability repricing within time periods is referred to as the interest rate sensitivity gap. Gaps are identified as either positive (interest sensitive assets in excess of interest sensitive liabilities) or negative (interest sensitive liabilities in excess of interest sensitive assets).


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

        (a) None

        (b) None

        (c) None

        (d) None


Item 5. Other information

        None.


Item 6. Exhibits and Reports on Form 8-K

            Exhibit 27  Financial Data Schedule (for SEC use only)

        (a) Report on Form 8-K, dated January 1, 1996, regarding consummation of acquisition of Premier Bancshares, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Greene County Bancshares, Inc.
                                                ------------------------------
                                                          Registrant



Date:     5-6-96                                     /s/ Stan Puckett
      -----------------                         ------------------------------
                                                R. Stan Puckett
                                                President and CEO



Date:     5-6-96                                   /s/ William F. Richmond
      -----------------                         ------------------------------
                                                William F. Richmond
                                                Sr. Vice President, Chief
                                                Financial and Accounting
                                                Officer