Form 10-Q
period 1996-06-30
GREENE COUNTY BANCSHARES INC
filed 1996-08-02
CIK 764402

                                  FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


For Quarter ended June 30, 1996                      Commission File Number
                                                           0-14289



                       GREENE COUNTY BANCSHARES, INC.
                       ------------------------------
           (Exact name of Registrant as specified in its charter)



        Tennessee                                     62-1222567
- ------------------------------               ----------------------------
State or other jurisdiction of               (IRS Employer Identification
incorporated or organization)                        Number)


Main & Depot Street
Greeneville, Tennessee                                  37743
- ------------------------------               ----------------------------
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

                                Yes   X    No
                                    -----     -----
Indicate the number or shares outstanding of each of the Issuers classes of common stock as of the latest practicable date: 451,161

Total number of sequentially-numbered pages  19
                                            ----

                       PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements

The unaudited condensed consolidated financial statements of the Registrant and its wholly-owned subsidiaries are as follows:

         Condensed Consolidated Balance Sheets - June 30 1996 and   December
         31, 1995.

         Condensed Consolidated Statements of Earnings - For the three
         months ended June 30, 1996 and 1995 and for the six months   ended
         June 30, 1996 and 1995.

         Condensed Consolidated Statement of Changes in Shareholders' Equity for the six months ended June 30, 1996.

         Condensed Consolidated Statements of Cash Flows - For the six months ended June 30, 1996 and 1995.

         Notes to Condensed Consolidated Financial Statements.

                 GREENE COUNTY BANCSHARES,INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                      June 30, 1996 and December 31, 1995


                                                                                         (UNAUDITED)
                                                                                   June 30,    December 31,
                                                                                     1996         1995*
                                                                                   --------      --------
                                     ASSETS                                             (In Thousands)
Cash and Due from Banks                                                            $ 17,231      $ 13,723
Federal Funds sold                                                                    3,500        23,800

Securities available-for-sale                                                        49,614        59,833
Securities held-to-maturity (with a market value of $9,630
  on June 30, 1996 and $10,420 on December 31, 1995).                                 9,691        10,442

Loans                                                                               345,279       298,488
  Less: Allowance for Loan Losses                                                     5,290         4,654
                                                                                   --------      --------

  Net Loans                                                                         339,989       293,834
                                                                                   ========      ========

Bank Premises and Equipment, Net of
    Accumulated Depreciation                                                          9,631         8,339
Other Assets                                                                         13,891        10,610
                                                                                   --------      --------

     Total Assets                                                                  $443,547      $420,581
                                                                                   ========      ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                           $383,724      $365,951
Securities Sold under Repurchase Agreements
  and Short-Term Borrowed Funds                                                       3,373         4,784
Other Borrowings                                                                      5,934         3,448
Other Liabilities                                                                     5,467         4,472
                                                                                   --------      --------

    Total Liabilities                                                               398,498       378,655
                                                                                   --------      --------

Common stock subject to rescission(5,009 shares)                                          0           852
                                                                                   --------      --------

                              SHAREHOLDERS' EQUITY

Common Stock, par value $10, authorized 1,000,000 shares;
    issued and outstanding 451,161 and 442,444 shares at
    June 30, 1996 and December 31, 1995, respectively                                 4,512         4,424
Paid in Capital                                                                       4,090         2,915
Retained Earnings                                                                    36,382        33,499
Net unrealized holding gains on
    available-for-sale securities                                                        65           236
                                                                                   --------      --------

    Total Shareholders' Equity                                                       45,049        41,074
                                                                                   --------      --------

                                                                                   $443,547      $420,581
                                                                                   ========      ========

* Condensed from Audited Financial Statements.
See accompanying notes to Condensed Consolidated Financial
Statements(Unaudited)

                         GREENE COUNTY BANCSHARES,INC.
                 Condensed Consolidated Statements of Earnings
                   Three Months Ended June 30, 1996 and 1995
                  and Six Months Ended June 30, 1996 and 1995

                  (Dollars in thousands except per share data)

                                  (UNAUDITED)

                                                                                        Three Month       Six Months
                                                                                           Ended            Ended
                                                                                           June 30         June 30
                                                                                       1996     1995     1996     1995
                                                                                       ----     ----     ----     ----
Interest Income:
  Interest and Fees on Loans                                                          $8,450   $6,782  $16,372  $12,796
  Interest on Securities                                                                 909    1,111    1,987    2,058
  Interest on Federal Funds Sold                                                         118      134      414      289
                                                                                     -------  -------  ------- --------
                          Total Interest Income                                        9,477    8,027   18,773   15,143

Interest Expense:
  Interest on Deposits                                                                 3,687    3,175    7,552    5,964
  Interest on Short Term Borrowings                                                      150      115      262      221
                                                                                     -------  -------  ------- --------
                          Total Interest Expense                                       3,837    3,290    7,814    6,185
                                                                                     -------  -------  ------- --------
                            Net Interest Income                                        5,640    4,737   10,959    8,958

Provision for Loan Losses                                                                239      175      404      311

  Net Interest Income after
     Provision for Loan Losses                                                         5,401    4,562   10,555    8,647
                                                                                     -------  -------  ------- --------

Other Income:
  Income from Fiduciary Activities                                                         7        8       25       18
  Service Charges on Deposit Accounts                                                    754      463    1,282      896
  Security Gains(Losses)                                                                  (2)       6       (2)       6
  Other Income                                                                           445      257      860      554
                                                                                     -------  -------  ------- --------
                                                                                       1,204      734    2,165    1,474
Other Expenses:
  Salaries and Employee Benefits                                                       1,930    1,470    3,711    2,764
  Premises and Fixed Assets Expense                                                      530      397    1,073      764
  Other Operating Expenses                                                               905      905    1,665    1,712
                                                                                       3,365    2,772    6,449    5,240
                                                                                     -------  -------  ------- --------
Earnings Before Income Taxes                                                           3,240    2,524    6,271    4,881

Income Taxes                                                                           1,312      966    2,377    1,830
                                                                                     -------  -------  ------- --------

Net income                                                                            $1,928   $1,558   $3,894   $3,051
                                                                                     -------  -------  ------- --------



Average Number of Shares Outstanding                                                 447,911  443,939  446,270  443,191
Per Share of Common Stock:
  Net Earnings                                                                         $4.30    $3.51    $8.73    $6.88
                                                                                     -------  -------  ------- --------
  Dividends                                                                            $1.12    $1.00    $2.24    $2.00
                                                                                     -------  -------  ------- --------





See accompanying notes to Condensed Consolidated Financial Statements
(Unaudited).

                         GREENE COUNTY BANCSHARES, INC.
            Condensed Consolidated Statement of Shareholders' Equity
                     For the Six Months Ended June 30, 1996

                                 (In Thousands)

                                                                                  Net
                                                                               Unrealized
                                                                               Appreciation
                                                                               on Available
                                          Common     Paid in      Retained       for Sale
                                          Stock      Capital      Earnings      Securities      Total
                                          ------     ------       -------       ----------     -------
January 1, 1996                           $4,424     $2,915       $33,499           $236       $41,074


Net income                                 -           -            3,894            -           3,894

Change in unrealized
appreciation, net of tax                   -           -             -              (171)         (171)

Dividends paid                             -           -           (1,011)           -          (1,011)

Proceeds from stock rescission offer,
net of expenses to date                       50        700                                        750

Exercise of non-incentive
stock options                                 38        398          -               -             436

Tax benefit from exercise
of non-incentive stock options             -             77          -               -              77
                                          ------     ------       -------          -----       -------

June 30, 1996                             $4,512     $4,090       $36,382          $  65       $45,049
                                          ======     ======       =======          =====       =======





See Accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited)

               GREENE COUNTY BANCSHARES, INC. AND SUBSIDIARIES
               Condensed Consolidated Statement of Cash Flows
               For the Six Months Ended June 30, 1996 and 1995
                               (In Thousands)

                                                                June 30,          June 30,
                                                                  1996              1995
                                                                --------          --------
    Net Cash Provided By Operating Activities:
        Net Income                                              $  3,894          $  3,051
        Adjustments to reconcile net income to
        net cash provided by operating activities:
          Provision for loan losses                                  404               311
          Provision for depreciation and amortization                570               305
          Amortization of investment security premiums,
            net of accretion                                         261               192
          Decrease (increase) in interest receivable                  58              (447)
          Increase (decrease) in unearned income                     186              (266)
          Increase in other assets, net of intangibles              (899)           (1,419)
          Increase in accrued interest payable
            and other                                                 23             1,343
                                                                --------          --------
          Net cash provided by operating activities                4,497             3,070
                                                                --------          --------

    Cash Flows From Investing Activities:
          Net decrease (increase) in investment
            securities and federal funds                          38,021            (1,140)
          Net increase in loans                                  (31,905)          (27,935)
          Improvements in other real
            estate owned and other, net                              (55)           (1,793)
          Fixed asset additions                                   (1,282)             (207)
                                                                --------          --------
          Net cash provided (used) by investing activities         4,779           (31,075)
                                                                --------          --------

    Cash Flows From Financing Activities:
          Net (decrease) increase in demand deposits,
            NOW, money market and savings accounts                (4,233)           26,804
          Cash dividends paid                                     (1,011)             (889)
          Exercise of non-incentive stock options                    436              -
          (Decrease) increase in securities sold under
            agreements to repurchase                              (1,411)            1,511
          Decrease in other borrowings, net                       (1,207)             -
          Cash acquired in acquisition of subsidiary bank          1,730              -
          Proceeds from issuance of common stock                    -                  762
          Professional fees related to stock rescission offer        (58)
          Acceptances of stock rescission offer                      (14)
                                                                --------          --------
          Net cash (used) provided by financing activities        (5,768)           28,188
                                                                --------          --------
     Net Increase in Cash                                          3,508               183
     Cash at beginning of year                                    13,723            15,086
                                                                --------          --------
     Cash at end of quarter                                     $ 17,231          $ 15,269
                                                                ========          ========


See Accompanying Notes to Condensed Consolidated Financial Statements
(Unaudited)

                       GREENE COUNTY BANCSHARES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1-PRINCIPLES OF CONSOLIDATION AND PRESENTATION

The consolidated financial statements include the accounts of Greene County Bancshares, Inc. (the "Company") and its wholly owned subsidiaries, Greene County Bank, American Fidelity Bank and Premier Bank of East Tennessee. All material intercompany balances and transactions have been eliminated in the consolidation.

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

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to summarize fairly the consolidated financial position of the Company as of June 30, 1996 and the results of operations, shareholders' equity and cash flows for the three and six month periods ended June 30, 1996 and 1995.


4-ALLOWANCE FOR LOAN LOSSES

Transactions in the Allowance for Loan Losses were as follows:


                                                                Six Months
                                                                  Ended
                                                                 June 30,
                   (In thousands)                         1996             1995
                   --------------                         ----             ----
Balance, January 1                                       $4,654           $3,447

Add(Deduct):
  Balances acquired in acquisition
  of subsidiary bank                                        440
  Losses charged to allowance                              (558)            (263)
  Recoveries credited to allowance                          350              286
  Provision for loan losses                                 404              311
                                                         ------           ------
Balance, June 30                                         $5,290           $3,781
                                                         ======           ======



5-COMMON STOCK SUBJECT TO RESCISSION

On May 31, 1995 the Company forwarded a letter to several hundred potential subscribers for common stock of the Company. The response to the letter resulted in a sale of 5,009 shares of the Company's common stock to 192 new shareholders(the "New Shareholders"). The Company received approximately $851,530 in payment for the newly issued common shares. No commissions or other fees were paid or received by the Company or any other person in connection with the sale of such shares. The Company recently concluded a rescission offer to the New Shareholders(the "Rescission Offer"). The need for the Rescission Offer arose from the sale of the common stock to the New Shareholders without registration with the Securities and Exchange Commission and the necessary state securities divisions or the availability of an exemption from registration.

In the Rescission Offer, the Company offered to rescind the sale of the shares issued to the New Shareholders and to refund the consideration paid for such shares, plus interest from the date of payment through the date the Company received notice of a New Shareholder's election to rescind, less any amount of income received on such stock by the New Shareholders. The Rescission Offer was made pursuant to the applicable securities laws in the states in which the New Shareholders reside. Simultaneously with the Rescission Offer, the Company registered these shares of common stock in order that the New Shareholders, if they desired to retain the common shares, would hold appropriately registered stock.

At the conclusion of the Rescission Offer, the New Shareholders, with the exception of three, opted to retain their shares. With respect to the three New Shareholders who requested a refund of their consideration, the Company refunded approximately $14,000. Professional fees to date associated with the Rescission Offer total approximately $88,000. The Company accordingly increased its shareholders' equity by $750,000 during the quarter ended June 30, 1996.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition and results of operations of Greene County Bancshares, Inc. and subsidiaries (the "Company") for the six month and three month periods ended June 30, 1996 and 1995, respectively. The Company is not aware of any recommendations by the bank regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or operations.


Earnings

Greene County Bancshares, Inc. earnings for the three months and six months ended June 30, 1996 were $1,928,000 and $3,894,000, respectively. This represents a 23.7% and 27.6% increase when compared to the $1,558,000 and $3,051,000 in earnings for the respective periods in 1995. Excluding the approximate $51,000 and $109,000, net of intangibles amortization, contributed by Premier Bank during the three months and six months ended June 30, 1996, respectively, earnings for the three months and six months ended June 30, 1996 were $1,877,000 and $3,785,000, respectively. This represents a 20.5% and 24.1% increase compared to the $1,558,000 and $3,051,000 in earnings for the respective periods in 1995.


Net Interest Income

The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest bearing assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, and the ability to respond to changes in interest rates through asset/liability management. During the three and six months ended June 30, 1996, net interest income after provision for loan losses, was $5,401,000 and $10,555,000, respectively, as compared to $4,562,000 and $8,647,000 for the same periods in 1995, representing increases of 18.4% and 22.1%, respectively. The increases are primarily attributable to an increase in volume and yield of earning assets, offset by increased costs and balances of interest-bearing liabilities.

Loans produced the largest component of interest income, contributing $8,450,000 and $16,372,000 for the three and six months ended June 30, 1996, respectively, as compared to $6,782,000 and $12,796,000 for the same periods in 1995, representing increases of 24.6% and 27.9%, respectively. With respect to the six months ended June 30, 1996 compared to the six months ended June 30, 1995, the increase is attributable to both rate and volume increases related to loans. With respect to the three months ended June 30, 1996 compared to the three months ended June 30, 1995, the increase is mainly attributable to additional loan balances.

Earnings on securities and federal funds sold provided the balance of interest income, producing $1,027,000 and $2,401,000 for the three and six month periods ended June 30, 1996, respectively, as compared to $1,245,000 and $2,347,000 for the same periods in 1995. Total interest expense for the Company increased 16.6% and 26.3% during the three and six month periods ended June 30, 1996, respectively, as compared to the same periods in 1995. Interest expense consisted primarily of interest paid on deposits which totaled $3,687,000 and $7,552,000 during the three and six months ended June 30, 1996, respectively, as compared to $3,175,000 and $5,964,000 for the same periods in 1995. The Company's deposit base grew 4.9% during the six months ended June 30, 1996. Excluding the approximate $22.0 million in deposits acquired via the Premier Bank acquisition, the Company's deposit base declined $2.2 million, or .6%, during the six months ended June 30, 1996. For the six months ended June 30, 1996 compared to the same period in 1995, the cost of interest-bearing liabilities increased due to both rate and volume increases. With respect to the three months ended June 30, 1996 compared to the same period in 1995, the cost of interest-bearing liabilities increased primarily due to increases in volume.

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

Total other income for the three and six month periods ended June 30, 1996 was $1,204,000 and $2,165,000, respectively, as compared to $734,000 and $1,474,000 for the same periods in 1995. The increases of 64.0% and 46.9%, respectively, resulted in part from an increase in service charges on deposit accounts and commissions earned brought about by management's focus on the generation of noninterest-sensitive areas of income.

Control of operating expenses is also an important aspect in managing net income. Operating expenses include personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessments, etc. Total other operating expenses were $3,365,000 and $6,449,000 for the three and six month periods ended June 30, 1996, respectively, as compared to $2,772,000 and $5,240,000 for the same periods in 1995. Personnel costs are the primary element of the Company's other operating expenses. During the three and six months ended June 30, 1996, salaries and benefits represented $1,930,000 and $3,711,000, respectively, of other operating expenses. This was an increase of $460,000 and $947,000, or 31.3% and 34.3%, over the same periods in 1995. These increases were due to opening new branches requiring increased staff levels, and increased employee benefit costs, including health insurance and pension costs, as well as the acquisition of Premier Bank. The number of full-time equivalent employees at June 30, 1996 was 240 versus 172 at June 30, 1995, an increase of 39.5%. Nineteen full-time equivalent employees were added as a result of the acquisition of Premier Bank.


Other operating expenses during the three and six month periods ended June 30, 1996 were $1,435,000 and $2,738,000, increases of $133,000 and $262,000, respectively, from the same periods in 1995. The increases were due in part to increased expenses associated with operating new branches that were opened and with the acquisition of Premier Bank. At June 30, 1996, the Company had 25 branches, including a)four offices of a finance company subsidiary of Greene County Bank, b)a new limited service office of Greene County Bank's Sullivan County branch which opened in Kingsport effective July 1, 1996, and c)one branch of a mortgage company subsidiary of Greene County Bank which opened in Knoxville effective July 1, 1996, compared to 16 branches at June 30, 1995, including two offices of the same finance company subsidiary of Greene County Bank.


Loans

At June 30, 1996, loans, net of unearned income and allowance for loan losses, were $340.0 million compared to $269.5 million for the same period in 1995. Excluding the approximate $14.8 million in loans acquired via the Premier Bank acquisition, net loans increased $55.7 million, or 20.7% and $31.4 million, or 10.7% from June 30, 1995 and December 31, 1995, respectively. These increases are primarily due to increases in commercial lending. Nonaccrual loans decreased by $378,000 during the six month period ended June 30, 1996.

Provision and Allowance for Loan Losses

Because the loan portfolio represents the Company's largest earning asset, the Company continually monitors the quality of its loan portfolio. Greene County Bancshares, Inc. operates in a diverse economy of manufacturing and agriculture and, accordingly, most loans are made to commercial enterprises or consumers who are directly supported by these enterprises. During the three and six month periods ended June 30, 1996, Greene County Bancshares, Inc. charged-off $280,000 and $558,000 in loans, and recovered $136,000 and $350,000 in charged-off loans, respectively. All loans identified by management or regulatory authorities as losses are charged-off against the allowance for loan losses. All other loans classified for regulatory purposes do not require disclosure since in management's opinion they do not (i)represent or result from trends or uncertainties which management expects to materially impact future operating results, liquidity or capital resources, or (ii)represent material credits which cause management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. The Company's allowance for loan losses increased to $5,290,000 at June 30, 1996 from $3,781,000 at June 30, 1995. This increase is due to an overall increase in the total loan portfolio.


Investments

The Company maintains an investment portfolio to provide liquidity and earnings. Investments at June 30, 1996 had both an amortized cost and market value of $59.2 million. During the same period in 1995, investments with an amortized cost of $69.9 million had a market value of $70.0 million. This decrease was used to fund increases in the loan portfolio.


Deposits

The funds to support the Company's asset growth have been provided by increased deposits, which amounted to $383.7 million at June 30, 1996. This represents a 18.1% increase from the deposits at June 30, 1995 of $325.0 million. Excluding the approximate $22.0 million in deposits acquired via the Premier Bank acquisition, deposits increased $36.7 million, or 11.3% from June 30, 1995, and decreased $4.2 million, or 1.1%, from December 31, 1995. The 18.1% increase from June 30, 1995 is primarily the result of the Company's growth and branch acquisition efforts and aggressive focus on the attraction of new time deposit customers, as well as targeting overall relationship banking with its major new and existing loan customers.

Shareholders' Equity and Capital Adequacy

Sufficient levels of capital are necessary to sustain growth and absorb losses. The Company exceeds all regulatory capital requirements. The Company's primary source of new capital is retained earnings. Also, the Company increased its capital by $750,000 during the quarter ended June 30, 1996 in accordance with its Rescission Offer, as further described in Note 5 to the Condensed Consolidated Financial Statements.

The Federal Reserve Board, the FDIC and other agencies which regulate financial institutions have adopted capital adequacy standards applicable to financial institutions. These standards are intended to reflect the degree of risk associated with both on and off balance sheet items and to assure that even those institutions that invest predominately in low risk assets maintain a certain minimum level of capital. The following table provides the Company's best collective understanding of the regulatory capital requirements as currently published. These understandings are based upon regulations, guidelines and interpretations now in effect or proposed, all of which are subject to change.





                                                   Capital Ratios at
                                                     June 30, 1996
                                             ---------------------------
                                             Required
                                             Minimum           Company's
                                              Ratio              Ratio
                                             --------          ---------
Tier 1 risk-based capital                     4.00%             12.54%
Total risk-based capital                      8.00%             13.79%
Leverage Ratio                                3.00%              9.42%



The Company believes it was in compliance with all minimum regulatory capital guidelines at June 30, 1996 and continues to be so.


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


During the six month period ended June 30, 1996, operating activities of the Company provided $4,497,000 of cash flows. Net income of $3,894,000, adjusted for non-cash operating activities, provided the majority of cash generated from operations.

Investing activities, including lending, provided $4,779,000 of the Company's cash flow. While loans originated, net of principal collected, used $31,905,000 in funds, the decrease in investment securities and federal funds provided $38,021,000 in cash flow. Because of the decrease in deposits, as described below, the Company had to rely on reducing its investment securities and federal funds in order to fund its continued loan growth.

Net additional cash outflows of $5,768,000 were used by financing activities. Net deposit reductions accounted for $4,233,000 of the funds used, as deposits dropped due to normal seasonality trends. In addition to the net decrease in deposits, cash dividends paid, the increase in securities sold under agreements to repurchase and the decrease in other borrowings, net, used $1,011,000, $1,411,000 and $1,207,000, respectively, of cash flows. Partially offsetting these cash outflows was cash provided via the acquisition of Premier Bank in the amount of $1,730,000.

The Company's liquid assets include investment securities, federal funds sold, and cash and due from banks. These assets represented 20.9% of total deposits at June 30, 1996, a decrease from 27.8% at June 30, 1995.


Interest Sensitivity

Deregulation of interest rates and short-term, interest-bearing deposits which are more volatile have created a need for shorter maturities of earnings assets. An increasing percentage of commercial and installment loans is being made with variable rates or shorter maturities to increase liquidity and interest rate sensitivity. The difference between interest sensitive asset and interest sensitive liability repricing within time periods is referred to as the interest rate sensitivity gap. Gaps are identified as either positive (interest sensitive assets in excess of interest sensitive liabilities) or negative (interest sensitive liabilities in excess of interest sensitive assets). The Company believes it possesses a positive gap and, accordingly, that its net interest income will increase in a rising interest rate environment. Conversely, the Company believes that its net interest income will decrease in a declining interest rate scenario due to its positive gap position.

Inflation

The effect of inflation on financial institutions differs from the impact on other types of businesses. Since assets and liabilities of banks are primarily monetary in nature, they are more affected by changes in interest rates than by the rate of inflation.

Inflation generates increased credit demand and fluctuation in interest rates. Although credit demand and interest rates are not directly tied to inflation, each can significantly impact net interest income. As in any business or industry, expenses such as salaries, equipment, occupancy and other operating expenses are also subject to the upward pressures created by inflation.

Since the rate of inflation has been stable during the last several years, the impact of inflation on the earnings presented in this report is insignificant.

PART II  - OTHER INFORMATION

Item 1.    Legal Proceedings

           The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


Item 2.    Changes in Securities

           None.


Item 3.    Defaults upon Senior Securities

           None.


Item 4.    Submission of matters to a vote of security holders.

           (a)May 14, 1996
              Annual Meeting

           (b)All current directors were reelected by shareholders at the annual meeting. The names of the directors are as follows:

                     Phil M. Bachman          Davis Stroud
                     Harrison Lamons          Charles S. Brooks
                     Terry Leonard            J. W. Douthat
                     Ralph T. Brown           Patrick A. Norris
                     James A. Emory           Helen Horner
                     W. T. Daniels            Jerald K. Jaynes
                     R. Stan Puckett

           (c)Shareholders approved the Incentive Stock Option Plan of
           Greene County Bancshares, Inc. And Subsidiaries of 1995("ISOP"), as more fully described in the 1995 Proxy Statement.

Item 5.    Other information

           During the quarter ended June 30, 1996, the Company announced its intentions to restructure and consolidate the operations functions at two of its subsidiaries,American Fidelity Bank and Premier Bank of East Tennessee, into the operations area of its largest subsidiary, Greene County Bank. With respect to American Fidelity Bank, the Company anticipates an acquisition of all the assets and liabilities of that entire bank by Greene County Bank, with the result that American Fidelity Bank will no longer operate as a separate entity; however, the mechanics of the transaction will be such that the state charter of American Fidelity Bank will be preserved for future salability. Premier Bank of East Tennessee will continue to operate as a separate state-chartered bank.

           The Company projects that 12 employee positions will be eliminated as a result of this consolidation, which is expected to be completed by the end of 1996. The elimination of these positions is expected to result in annual pretax personnel expense savings of approximately $336,000 commencing in 1997. Severance benefits, if any, related to this consolidation will be expensed when paid and are not considered material to the financial statements of the Company.


Item 6.   Exhibits and Reports on Form 8-K

          (a)None

             Exhibit 27  Financial Data Schedule (for SEC use only)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Greene County Bancshares, Inc.
                         ------------------------------
                                  Registrant



Date: 8/1/96             /s/ R. Stan Puckett
     -----------         ------------------------------
                         R. Stan Puckett
                         President and CEO



Date: 8/1/96             /s/ William F. Richmond
     -----------         -----------------------------
                         William F. Richmond
                         Senior Vice-President,
                         Chief Financial and Accounting
                         Officer