Form 10-Q
period 1996-09-30
GREENE COUNTY BANCSHARES INC
filed 1996-11-01
CIK 764402

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


For Quarter ended September 30, 1996                    Commission File Number
                                                                0-14289



                         GREENE COUNTY BANCSHARES, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)



          Tennessee                                          62-1222567
------------------------------                    -----------------------------
State or other jurisdiction of                     (IRS Employer Identification
 incorporated or organization)                                 Number)


Main & Depot Street
Greeneville, Tennessee                                          37743
-----------------------------                      ----------------------------
(Address of principal                                         (Zip Code)
executive offices)

Registrant's telephone number, including area code 423-639-5111
                                                   ------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No____
                                   -----


Indicate the number or shares outstanding of each of the Issuers classes of common stock as of the latest practicable date: 451,485
                                                -------

Total number of sequentially-numbered pages 17
                                           ----

                         PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements

The unaudited condensed consolidated financial statements of the Registrant and its wholly-owned subsidiaries are as follows:

     Condensed Consolidated Balance Sheets - September 30, 1996 and December 31, 1995.

     Condensed Consolidated Statements of Earnings - For the three and nine months ended September 30, 1996 and 1995.

     Condensed Consolidated Statement of Changes in Shareholders' Equity for the nine months ended September 30, 1996.

     Condensed Consolidated Statements of Cash Flows - For the nine months ended September 30, 1996 and 1995.

     Notes to Condensed Consolidated Financial Statements.

                GREENE COUNTY BANCSHARES,INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                   September 30, 1996 and December 31, 1995
                                   UNAUDITED

                                                                        September 30,         December 31,
                                                                            1996                 1995*
                                                                        -------------         ------------
                ASSETS                                                            (In Thousands)
                ------
Cash and Due from Banks                                                      $18,592             $13,723
Federal Funds sold                                                                 0              23,800

Securities available-for-sale                                                 48,365              59,833
Securities held-to-maturity (with a market value of $9,448
  on September 30, 1996 and $10,420 on December 31, 1995)                      9,463              10,442

Loans                                                                        363,368             298,488
  Less: Allowance for Loan Losses                                              5,447               4,654

  Net Loans                                                                  357,921             293,834

Bank Premises and Equipment, Net of
  Accumulated Depreciation                                                     9,626               8,339
Other Assets                                                                  14,243              10,610
                                                                        -------------         ------------
     Total Assets                                                           $458,210            $420,581
                                                                        =============         ============
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
LIABILITIES

Deposits                                                                    $390,288            $365,951
Securities Sold under Repurchase Agreements
  and Short-Term Borrowed Funds                                                5,877               4,784
Other Borrowings                                                              10,570               3,448
Other Liabilities                                                              5,065               4,472

     Total Liabilities                                                       411,800             378,655
                                                                        -------------         ------------
Common stock subject to rescission(5,009 shares)                                   0                 852
                                                                        -------------         ------------

SHAREHOLDERS' EQUITY
--------------------

Common Stock, par value $10, authorized 1,000,000 shares;
  issued and outstanding 451,485 and 442,444 shares at
  September 30, 1996 and December 31, 1995, respectively                       4,515               4,424
Paid in Capital                                                                4,133               2,915
Retained Earnings                                                             37,715              33,499
Net unrealized holding gains on
  available-for-sale securities                                                   47                 236
                                                                        -------------         ------------
     Total Shareholders' Equity                                               46,410              41,074
                                                                        -------------         ------------
     Total Liabilities and Shareholders' Equity                             $458,210            $420,581
                                                                        =============         ============

* Condensed from Audited Financial Statements.
See accompanying notes to Condensed Consolidated
Financial Statements (Unaudited)

                GREENE COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Earnings
            Three and Nine Months Ended September 30, 1996 and 1995
                                   UNAUDITED

                                                               Three Months                   Nine Months
                                                                   Ended                          Ended
                                                               September 30                   September 30
                                                            1996        1995                 1996       1995
                                                          --------    --------             --------   --------
                                                                    (in thousands except per share data)
Interest Income:
  Interest and Fees on Loans                              $  8,898    $  7,106             $ 25,270   $ 19,902
  Interest on Securities                                       769       1,024                2,756      3,082
  Interest on Federal Funds Sold                                82          92                  496        381
                                                          --------    --------             --------   --------
            Total Interest Income                            9,749       8,222               28,522     23,365

Interest Expense:
  Interest on Deposits                                       3,727       3,371               11,279      9,335
  Interest on Short Term Borrowings                            181         104                  443        325
                                                          --------    --------             --------   --------
            Total Interest Expense                           3,908       3,475               11,722      9,660
                                                          --------    --------             --------   --------
               Net Interest Income                           5,841       4,747               16,800     13,705

Provision for Loan Losses                                      409         182                  813        493
                                                          --------    --------             --------   --------
  Net Interest Income after
     Provision for Loan Losses                               5,432       4,565               15,987     13,212
                                                          --------    --------             --------   --------
Other Income:
  Income from Fiduciary Activities                              11          10                   36         28
  Service Charges on Deposit Accounts                          705         430                1,987      1,326
  Security Gains(Losses)                                         0           0                   (2)         6
  Other Income                                                 299         180                1,159        734
                                                          --------    --------             --------   --------
                                                             1,015         620                3,180      2,094
Other Expenses:
  Salaries and Employee Benefits                             1,942       1,632                5,653      4,396
  Premises and Fixed Assets Expense                            561         483                1,634      1,247
  Other Operating Expenses                                   1,011         641                2,676      2,353
                                                          --------    --------             --------   --------
                                                             3,514       2,756                9,963      7,996
                                                          --------    --------             --------   --------
Earnings Before Income Taxes                                 2,933       2,429                9,204      7,310

Income Taxes                                                 1,095         933                3,472      2,763
                                                          --------    --------             --------   --------

Net income                                                $  1,838    $  1,496             $  5,732   $  4,547
                                                          ========    ========             ========   ========


Average Number of Shares Outstanding                       451,863     446,282              448,161    445,110
Per Share of Common Stock:
  Net Income                                                 $4.07       $3.35               $12.79     $10.22
                                                          ========    ========             ========   ========
  Dividends                                                  $1.12       $1.00                $3.36      $3.00
                                                          ========    ========             ========   ========

See accompanying notes to Condensed Consolidated
Financial Statements (Unaudited)

                        GREENE COUNTY BANCSHARES, INC.
      Condensed Consolidated Statement of Changes in Shareholders' Equity
                 For the Nine Months Ended September 30, 1996
                                   UNAUDITED
                                (In Thousands)

                                                                          Net
                                                                       Unrealized
                                                                      Appreciation
                                                                      on Available
                                      Common    Paid in   Retained      for Sale
                                      Stock     Capital   Earnings     Securities     Total
                                      ------    -------   ---------   ------------   -------
January 1, 1996                       $4,424    $2,915     $33,499        $236       $41,074

Net income                                -         -        5,732          -         5,732

Change in unrealized
appreciation, net of tax                  -         -           -         (189)        (189)

Dividends paid                            -         -       (1,516)         -        (1,516)

Proceeds from stock rescission offer,
net of expenses to date                   50       692          -           -           742

Exercise of non-incentive
stock options                             41       443          -           -           484

Tax benefit from exercise
of non-incentive stock options            -         83          -           -            83
                                      ------    -------   ---------   --------     --------
Septenber 30, 199696                  $4,515     $4,133     $37,715        $47      $46,410
                                     =======    =======   =========   ========     ========

See Accompanying Notes to Condensed Consolidated
Financial Statements (Unaudited)

                 GREENE COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 1996 and 1995
                                   UNAUDITED
                                (In Thousands)


                                                                        Sept. 30,         Sept. 30,
                                                                          1996              1995
                                                                        ---------         ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
        Net Income                                                        $5,732            $4,547
        Adjustments to reconcile net income to
        net cash provided by operating activities:
          Provision for loan losses                                          813               493
          Provision for depreciation and amortization                        874               500
          Amortization of investment security premiums,
            net of accretion                                                 418               256
          Increase in interest receivable                                   (181)             (852)
          Increase (decrease) in unearned income                             183              (372)
          Increase in other assets, net of intangibles                    (1,089)           (2,067)
          (Decrease) increase in accrued interest
            payable and other                                             (1,204)            3,069
                                                                        ---------         ---------
          Net cash provided by operating activities                        5,546             5,574
                                                                        ---------         ---------
    CASH FLOWS FROM INVESTING ACTIVITIES:
          Net decrease (increase) in investment
            securities and federal funds                                  42,998            (3,063)
          Net increase in loans                                          (49,726)          (39,843)
          Improvements in other real
            estate owned and other, net                                      (74)           (1,751)
          Fixed asset additions                                           (1,346)           (1,160)
                                                                        ---------         ---------
          Net cash used by investing activities                           (8,148)          (45,817)
                                                                        ---------         ---------

    CASH FLOWS FROM FINANCING ACTIVITIES:
          Net increase in demand deposits, NOW,
            money market and savings accounts                              2,331            37,484
          Cash dividends paid                                             (1,516)           (1,336)
          Exercise of non-incentive stock options                            484              -
          Increase in securities sold under
            agreements to repurchase                                       1,093               895
          Increase in other borrowings, net                                3,429              -
          Cash acquired in acquisition of subsidiary bank                  1,730              -
          Proceeds from issuance of common stock                            -                  851
          Professional fees related to stock rescission offer                (66)             -
          Acceptances of stock rescission offer                              (14)             -
                                                                        ---------         ---------
          Net cash provided by financing activities                        7,471            37,894
                                                                        ---------         ---------
     NET INCREASE (DECREASE) IN CASH                                       4,869            (2,349)
     CASH AT BEGINNING OF YEAR                                            13,723            15,086
                                                                        ---------         ---------
     CASH AT END OF QUARTER                                              $18,592           $12,737
                                                                        =========         =========


See Accompanying Notes to Condensed Consolidated
Financial Statements (Unaudited)

                        GREENE COUNTY BANCSHARES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

1-PRINCIPLES OF CONSOLIDATION AND PRESENTATION
----------------------------------------------

The accompanying unaudited consolidated financial statements of Greene County Bancshares, Inc. (the "Company") and its wholly owned subsidiaries, Greene County Bank, American Fidelity Bank and Premier Bank of East Tennessee have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit and the results of operations for the interim period herein are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2-ACQUISITION
-------------

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

3-ALLOWANCE FOR LOAN LOSSES
---------------------------

Transactions in the Allowance for Loan Losses for the nine months ended September 30, 1996 were as follows:

         (In thousands)
         --------------

Balance, January 1, 1996                   $ 4,654

Add(Deduct):
 Balances acquired in acquisition
 of Premier Bank                               440
 Losses charged to allowance                (1,075)
 Recoveries credited to allowance              615
 Provision for loan losses                     813
                                           -------
Balance, September 30, 1996                $ 5,447
                                           =======

4-COMMON STOCK SUBJECT TO RESCISSION
------------------------------------

On May 31, 1995 the Company forwarded a letter to several hundred potential subscribers for common stock of the Company. The response to the letter resulted in a sale of 5,009 shares of the Company's common stock to 192 new shareholders(the "New Shareholders"). The Company received approximately $851,530 in payment for the newly issued common shares. No commissions or other fees were paid or received by the Company or any other person in connection with the sale of such shares. During the quarter ended June 30, 1996, the Company concluded a rescission offer to the New Shareholders(the "Rescission Offer"). The need for the Rescission Offer arose from the sale of the common stock to the New Shareholders without registration with the Securities and Exchange Commission and the necessary state securities divisions or the availability of an exemption from registration.

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

At the conclusion of the Rescission Offer, the New Shareholders, with the exception of three, opted to retain their shares. With respect to the three New Shareholders who requested a refund of their consideration, the Company refunded approximately $14,000. Professional fees to date associated with the Rescission Offer total approximately $88,000. The Company accordingly increased its shareholders' equity by $750,000 during the quarter ended June 30, 1996. Additional professional fees incurred during the quarter ended September 30, 1996 amounted to approximately $8,000, resulting in proceeds from the Rescission Offer, net of expenses to date, in the approximate amount of $742,000.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

The following is management's discussion and analysis of the consolidated financial condition and results of operations of Greene County Bancshares, Inc. (the "Company") and its subsidiaries, Greene County Bank, American Fidelity Bank and Premier Bank, for the three and nine month periods ended September 30, 1996 and 1995, respectively.

Net Income

Net income of the Company for the three and nine months ended September 30, 1996 were $1,838,000 and $5,732,000, respectively. This represents a 22.9% and 26.1% increase when compared to the $1,496,000 and $4,547,000 in earnings for the respective periods in 1995. Excluding the approximate $13,000 and $83,000, net of intangibles amortization and related interest expense, attributable to Premier Bank(which was acquired by the Company on January 1, 1996) during the three months and nine months ended September 30, 1996, respectively, earnings for the three months and nine months ended September 30, 1996 were $1,825,000 and $5,649,000, respectively. This represents a 22.0% and 24.2% increase compared to the $1,496,000 and $4,547,000 in earnings for the respective periods in 1995. The increase in net income was mainly due to the increase in loan volume and yields at a greater rate than increases in deposit growth and cost.

Net Interest Income

The largest source of earnings for the Company is net interest income, which is the difference between interest and fee income on interest bearing assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of earning assets and volume and cost of interest-bearing liabilities, and the ability to respond to changes in interest rates through asset/liability management. During the three and nine months ended September 30, 1996, net interest income, before provision for loan losses, was $5,841,000 and $16,800,000, respectively, as compared to $4,747,000 and $13,705,000 for the same periods in 1995, representing increases of 23.1% and 22.6%, respectively. The increases are primarily attributable to an increase in volume and yield of earning assets, offset by increased costs and balances of interest-bearing liabilities.

Loans produced the largest component of interest income, contributing $8,898,000 and $25,270,000 for the three and nine months ended September 30, 1996, respectively, as compared to $7,106,000 and $19,902,000 for the same periods in 1995, representing increases of 25.2% and 27.0%, respectively. With respect to the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995, the increase is attributable to both rate and volume increases related to loans. With respect to the three months ended September 30, 1996 compared to the three months ended September 30, 1995, the increase is mainly attributable to an increase in volume of loans.

Earnings on securities and federal funds sold provided the balance of interest income, producing $851,000 and $3,252,000 for the three and nine month periods ended September 30, 1996, respectively, as compared to $1,116,000 and $3,463,000 for the same periods in 1995.

Total interest expense for the Company increased 12.4% and 21.3% during the three and nine month periods ended September 30, 1996, respectively, as compared to the same periods in 1995. Interest expense consisted primarily of interest paid on deposits which totaled $3,727,000 and $11,279,000 during the three and nine months ended September 30, 1996, respectively, as compared to $3,371,000 and $9,335,000 for the same periods in 1995. The Company's deposit base grew 6.7% during the nine months ended September 30, 1996. Excluding the approximate $22.0 million in deposits acquired via the Premier Bank acquisition, the Company's deposit base increased approximately $2.3 million, or .6%, during the nine months ended September 30, 1996. For the nine months ended September 30, 1996 compared to the same period in 1995, the cost of interest-bearing liabilities increased due to both rate and volume increases. With respect to the three months ended September 30, 1996 compared to the same period in 1995, the cost of interest-bearing liabilities increased primarily due to increases in volume.

Other Income and Expense

Total other income for the three and nine month periods ended September 30, 1996 was $1,015,000 and $3,180,000, respectively, as compared to $620,000 and $2,094,000 for the same periods in 1995. The increases of 63.7% and 51.9%, respectively, resulted in part from an increase in service charges on deposit accounts and commissions earned brought about by management's focus on the generation of fee and commission income.

Control of other expenses is also an important aspect in managing net income. Other expenses include personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation("FDIC") assessments, etc. Total other expenses were $3,514,000 and $9,963,000 for the three and nine month periods ended September 30, 1996, respectively, as compared to $2,756,000 and $7,996,000 for the same periods in 1995. Personnel costs are the primary element of the Company's other operating expenses. During the three and nine months ended September 30, 1996, salaries and benefits represented $1,942,000 and $5,653,000, respectively, of other expenses. This was an increase of $310,000 and $1,257,000, or 19.0% and 28.6%, over the same periods in 1995. These increases were due to opening new branches requiring increased staff levels, and increased employee benefit costs, including health insurance and pension costs, as well as the acquisition of Premier Bank. Nineteen full-time equivalent employees were added as a result of the acquisition of Premier Bank. Overall, the number of full-time equivalent employees at September 30, 1996 was 242 versus 188 at September 30, 1995, an increase of 28.7%.

Occupancy and other operating expenses during the three and nine month periods ended September 30, 1996 were $1,572,000 and $4,310,000, increases of $448,000 and $710,000, respectively, from the same periods in 1995. The increases were due in part to increased expenses associated with operating new branches that were opened and with the acquisition of Premier Bank. At September 30, 1996, the Company had 26 branches, including the fifth office of a finance company subsidiary of Greene County Bank which opened in Johnson City, Tennessee, effective October 3, 1996, compared to 17 branches at September 30, 1995.

Loans

At September 30, 1996, loans, net of unearned income and allowance for loan losses, were $357.9 million compared to $293.8 million at December 31, 1995. Excluding the approximate $14.8 million in loans acquired via the Premier Bank acquisition, net loans increased $49.3 million, or 16.8% from December 31, 1995. This increase is primarily due to increases in commercial lending. Nonaccrual loans decreased by $361,000 during the nine month period ended September 30, 1996.

Provision and Allowance for Loan Losses

During the three and nine month periods ended September 30, 1996, loan charge-offs were $517,000 and $1,075,000, and recoveries of charged-off loans were $265,000 and $615,000, respectively. The Company's allowance for loan losses increased to $5,447,000 at September 30, 1996 from $4,654,000 at December 31, 1995. This increase reflects the overall increase in the total loan portfolio as well as management's assessment of the Company's history of non-accrual loans and chargeoffs.

Investments

The Company maintains an investment portfolio to provide liquidity and earnings. Investments at September 30, 1996 had an amortized cost of $57.7 million and a market value of $57.8 million, a decrease from the December 31, 1995 balances of investments with an amortized cost of $69.9 million and a market value of $70.3 million. This decrease was used to fund increases in the loan portfolio.

Deposits

The funds to support the Company's asset growth have been provided mainly by increased deposits, which amounted to $390.3 million at September 30, 1996.
This represents a 6.6% increase from the deposits at December 31, 1995 of $366.0 million. Excluding the approximate $22.0 million in deposits acquired via the Premier Bank acquisition, deposits increased $2.3 million, or .6%, from December 31, 1995.

Shareholders' Equity and Capital Adequacy

The Company's primary source of new capital is retained earnings. Also, the Company increased its capital by $742,000 during the period ended September 30, 1996 in accordance with its Rescission Offer, as further described in Note 4 to the Condensed Consolidated Financial Statements.

The Federal Reserve Board, the FDIC and other agencies which regulate financial institutions have adopted capital adequacy standards applicable to financial institutions. These standards are intended to reflect the degree of risk associated with both on and off balance sheet items and to assure that even those institutions that invest predominately in low risk assets maintain a certain minimum level of capital. The following table sets forth the Company's capital position at September 30, 1996. The Company exceeds all regulatory capital requirements.

==========================================================================
                               Capital Ratios at
                              September 30, 1996
--------------------------------------------------------------------------
                             Required
                              Minimum   Company's
                               Ratio      Ratio
--------------------------------------------------------------------------
Tier 1 risk-based capital        4.00%      12.18%
--------------------------------------------------------------------------
Total risk-based capital         8.00%      13.43%
--------------------------------------------------------------------------
Leverage Ratio                   3.00%       9.78%
==========================================================================


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


During the nine month period ended September 30, 1996, operating activities of the Company provided $5,546,000 of cash flows. Net income of $5,732,000, adjusted for non-cash operating activities, provided the majority of cash generated from operations.

Investing activities, including lending, used $8,148,000 of the Company's cash flow. While the decrease in investment securities and federal funds provided $42,998,000 in funds, loans originated, net of principal collected, used $49,726,000 in funds. Because of the relatively small increase in deposits, as described below, the Company had to rely on reducing its investment securities and federal funds as the major funding mechanism for its continued loan growth.

Net additional cash inflows of $7,471,000 were provided by financing activities. Net deposit increases accounted for $2,331,000 of the funds provided, as deposits began their normal seasonal increase. In addition to the net increase in deposits, the increases in securities sold under agreements to repurchase, other borrowings, net, and cash provided via the acquisition of Premier Bank provided $1,093,000, $3,429,000 and $1,730,000 in cash inflows, respectively. Partially offsetting these cash inflows were cash dividends paid in the amount of $1,516,000.

The Company's liquid assets include investment securities, federal funds sold, and cash and due from banks. These assets represented 19.6% of total deposits at September 30, 1996, a decrease from 29.5% at December 31, 1995.

Interest Sensitivity

Deregulation of interest rates and short-term, interest-bearing deposits which are more volatile have created a need for shorter maturities of earnings assets. An increasing percentage of commercial and installment loans is being made with variable rates or shorter maturities to increase liquidity and interest rate sensitivity. The difference between interest sensitive asset and interest sensitive liability repricing within time periods is referred to as the interest rate sensitivity gap. Gaps are identified as either positive (interest sensitive assets in excess of interest sensitive liabilities) or negative (interest sensitive liabilities in excess of interest sensitive assets). The Company possesses a positive gap and, accordingly, its net interest income will increase in a rising interest rate environment. Conversely, the Company's net interest income will decrease in a declining interest rate scenario due to its positive gap position.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. Management currently is not aware of any material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.


Item 2.   Changes in Securities

          None.


Item 3.   Defaults upon Senior Securities

          None.


Item 4.   Submission of matters to a vote of security holders.

          None.

Item 5.   Other information

          On October 25, 1996, the Company's wholly owned subsidiary, Greene County Bank, completed the acquisition of all the assets and liabilities of American Fidelity Bank, which is also the Company's wholly owned subsidiary.


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

              Exhibit 27  Financial Data Schedule(for SEC use only)

          (b) Reports on Form 8-K

              None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Greene County Bancshares, Inc.
                                          ------------------------------
                                                   Registrant


Date: 11/1/96                             /s/
     ------------                         ------------------------------
                                          R. Stan Puckett
                                          President and CEO
                                          (Duly Authorized Officer)


Date: 11/1/96                             /s/
     ------------                         ------------------------------
                                          William F. Richmond
                                          Senior Vice-President and Chief
                                          Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)