Form 10-K
period 1996-12-31
GREENE COUNTY BANCSHARES INC
filed 1997-03-28
CIK 764402

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THIS
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________

Commission file number 0-14289
                       -------

                         GREENE COUNTY BANCSHARES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

               Tennessee                                 62-1222567
-----------------------------------------     ---------------------------------
    (State or other jurisdiction of            (I.R.S. Employer Identification
    incorporation or organization)                           No.)

  100 North Main Street, Greeneville,
               Tennessee                                    37743
-----------------------------------------     ---------------------------------
    (Address of principal executive                      (Zip Code)
                offices)

      Registrant's telephone number, including area code: (423) 639-5111.

       Securities registered pursuant to Section 12(b) of the Act: None.

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $10.00 per share
                    ----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant's voting stock is not regularly and actively traded in any established market, and there are no regularly quoted bid and asked prices for the registrant's common stock. Based upon recent negotiated trading of the common stock at a price of $225 per share, the registrant believes that the aggregate market value of the voting stock on March 24, 1997 was $101.59 million. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are not affiliates. On such date, 451,500 shares of the common stock were issued and 451,500 shares were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

  The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1. Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1996. (Parts I and II)
2.  Portions of Proxy Statement for 1997 Annual Meeting of Shareholders.
    (Part III)

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

  Greene County Bancshares, Inc. (the "Company") is a Tennessee corporation that serves as the bank holding company and sole stockholder for Greene County Bank ("GCB") and Premier Bank of East Tennessee ("Premier Bank"), both of which are Tennessee-chartered commercial banks. GCB and Premier Bank are referred to herein as the "Banks." The Company also wholly-owned American Fidelity Bank, which was merged into GCB during 1996.

  The Company's assets consist primarily of its investment in the Banks, liquid investments and fixed assets. Its primary activities are conducted through the Banks. At December 31, 1996, the Company's consolidated total assets were $478.0 million, its consolidated net loans were $381.3 million, its total deposits were $408.7 million and its total stockholders' equity were $45.7 million.

  The principal executive offices of the Company are located at 100 North Main, Greeneville, Tennessee 37743 and its telephone number is (423) 639-5111.

GREENE COUNTY BANK

  GCB is a Tennessee-chartered commercial bank established in 1890 and which has its principal executive offices located in Greeneville, Tennessee. The principal business of GCB consists of attracting deposits from the general public and investing those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial loans, commercial real estate loans, consumer loans and single-family mortgage loans. GCB also provides trust, collection and other banking services, including separate finance, mortgage and acceptance corporations. At December 31, 1996, Greene County Bank had seven full service banking offices located in Greene County, Tennessee; three full service banking offices located in Washington County, Tennessee; two full service banking offices located in Blount County, Tennessee, two full service banking offices located in Hamblen County, Tennessee, and full service banking offices located in Sullivan County, Knox County and Hawkins County, Tennessee.

  GCB also conducts separate businesses through three wholly-owned subsidiaries. Through its wholly-owned subsidiary, Superior Financial Services, Inc., GCB also operates six consumer finance company offices located in Greene, Hamblen, Blount, Washington, Sullivan and McMinn Counties, Tennessee. Through its wholly-owned subsidiary, Superior Mortgage Company, GCB operates a mortgage banking operation through its sole office in Knox County, Tennessee and through its representatives located throughout the Company's branch system. In December 1996, the Company created a new subsidiary, GCB Acceptance Corporation, as a wholly-owned subsidiary of GCB, to make car loans beginning in 1997 to consumers with less than perfect credit history (also known as sub-prime lending). Each of these subsidiaries are continuing to develop but do not yet contribute in any significant manner to the operating results of the Company.

PREMIER BANK OF EAST TENNESSEE

  Premier Bank is a Tennessee-chartered commercial bank established in 1911 as the Bank of Niota and which has its principal executive offices in Niota, Tennessee. The primary business of Premier Bank consists of attracting deposits from its primary market area and investing those deposits, together with funds generated from operations, in consumer, single-family mortgage and small business loans. Premier Bank conducts its business from a main office located in Niota, Tennessee which operates under the trade name "Bank of Niota" and a second office in Athens, Tennessee which operates under the trade name "Bank of Athens."

  Premier Bank was acquired upon the acquisition of its parent company, Premier Bancshares, Inc. ("Premier"), by the Company on January 1, 1996. At that time, Premier had assets of approximately $24.2 million, deposits of approximately $22.0 million and stockholders' equity of approximately $1.7 million. The purchase price of Premier was $3,140,000, consisting of cash of $708,582 and the Company's promissory notes to the sellers in the aggregate principal amount of $2,431,418, plus $230,000 for non-compete agreements with the sellers. The transaction was accounted for as a purchase. On March 29, 1996, Premier was merged with and into the Company, with the Company as the survivor, and Premier Bank became a wholly-owned subsidiary of the Company.

  Deposits of the Banks are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") to a maximum of $100,000 for each insured depositor. The Banks are subject to supervision and regulation by the Tennessee Department of Financial Institutions (the "Banking Department") and the FDIC. See "Regulation, Supervision and Governmental Policy."

LENDING ACTIVITIES

  General. The loan portfolio of the Company is comprised of mortgage
  -------
installment loans, commercial loans, real estate loans and consumer loans. Such loans are originated within the Company's market area of east Tennessee and are generally secured by residential or commercial real estate or business or personal property located in the east Tennessee counties of Greene, Washington, Hamblen, Sullivan, Hawkins, Blount, Knox and McMinn Counties, Tennessee.

  Loan Composition. The following table sets forth the composition of the
  ----------------
Company's loans for the periods indicated.

                                          AT DECEMBER 31,
                        ----------------------------------------------------
                          1996       1995       1994       1993        1992
                        ---------  ---------  ---------  ---------  -----------
                                           (In Thousands)
Commercial ...........  $ 97,340   $ 75,503   $ 56,754   $ 51,533    $ 46,391
Commercial real
 estate ..............    97,990     73,720     63,499     44,050      35,838
Mortgage
 installment .........   108,878     92,276     79,705     63,605      61,237
Installment real
 estate...............    11,354        556        712        733         930
Installment
 consumer ............    71,354     55,876     44,025     38,249      41,887
Other ................     5,389      2,772      2,832      1,246         532
                        --------   --------   --------   --------    --------
  Total loans ........  $392,305   $300,703   $247,527   $199,416    $186,815
Less: Unearned
 discount.............    (3,702)    (2,215)    (2,827)    (4,227)     (5,275)
    Allowance for loan
     losses...........    (7,331)    (4,654)    (3,447)    (3,062)     (2,529)
                        --------   --------   --------   --------    --------
Total loans, net .....  $381,272   $293,834   $241,253   $192,127    $179,011
                        ========   ========   ========   ========    ========

  Loan Maturities. The following table reflects at December 31, 1996 the dollar
  ---------------
amount of loans maturing or subject to rate adjustment based on their contractual terms to maturity. Loans with fixed rates are reflected based upon the contractual repayment schedule while loans with variable interest rates are reflected based upon the contractual repayment schedule up to the contractual rate adjustment date. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity are reported as due within three months.

                         DUE IN ONE   DUE AFTER ONE YEAR   DUE AFTER
                        YEAR OR LESS  THROUGH FIVE YEARS  FIVE YEARS       TOTAL
                        ------------  ------------------  -----------  --------------
                                              (IN THOUSANDS)
Commercial ...........  $ 47,507,875     $ 37,491,308     $12,340,891   $ 97,340,074
Commercial real
 estate ..............    57,376,203       19,947,970      20,665,642     97,989,815
Mortgage installment .    14,789,007       56,681,030      37,408,187    108,878,224
Installment real
 estate...............     7,655,910        4,651,375       4,435,768     16,743,053
Installment consumer .    25,072,838       44,488,354       1,792,890     71,354,082
                        ------------     ------------     -----------   ------------
                        $152,401,833     $163,260,037     $76,643,378   $392,305,248
                        ============     ============     ===========   ============


  The following table sets forth the dollar amount of the loans maturing subsequent to the year ending December 31, 1997 between those with predetermined interest rates and those with floating or adjustable interest rates.

                                PREDETERMINED    FLOATING OR
                                    RATES      ADJUSTABLE RATES      TOTAL
                                -------------  ----------------  --------------
                                               (IN THOUSANDS)
Commercial ...................  $ 23,070,586     $29,861,616      $ 52,932,202
Commercial real estate .......    11,518,917      25,011,509        36,530,426
Mortgage installment .........    57,479,472      27,208,994        84,688,466
Installment real estate ......    11,906,752       4,836,300        16,743,052
Installment consumer .........    48,483,615         525,654        49,009,269
                                ------------     -----------      ------------
                                $152,459,342     $87,444,073      $239,903,415
                                ------------     -----------      ------------


  Commercial Loans. The Company's principal lending activities include the
  ----------------
origination of commercial loans in the Company's primary lending area. Commercial loans are made for a variety of business purposes, including working capital, inventory and equipment and capital expansion. At December 31, 1996, commercial loans outstanding totaled $97.3 million, or 25.5% of the Company's total net loan portfolio. The terms for commercial loans are generally one to seven years. Commercial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, financial strength of any guarantor, liquidity, leverage, management experience, ownership structure, economic conditions and industry-specific trends and collateral. The loan to value ratio depends on the type of collateral. Generally speaking, accounts receivable are financed at 60% of accounts receivable less than 90 days past due. If other collateral is taken to support the loan, the loan to value of accounts receivable may approach 85%. Inventory financing will range between 10% and 25% depending on the borrower and nature of inventory. The Company requires a first lien position for such loans. These types of loans are generally considered to be a higher credit risk than other loans originated by the Company.

  Commercial Real Estate Loans. The Company originates commercial loans,
  ----------------------------
generally to existing business customers, secured by real estate located in the Company's market area. At December 31, 1996, commercial real estate loans totaled $98.0 million, or 25.7% of the Company's total net loan portfolio. The terms of such loans are generally for ten to twenty years and are priced based in part upon the New York prime rate, as reported in The

Wall Street Journal. Commercial real estate loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary source of repayment, financial strength of any guarantor, strength of the tenant (if any), liquidity, leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. Generally, the Company will loan up to 80% of the value of improved property, 65% of the value of raw land and 75% of the value of undeveloped land. A first lien on the property and assignment of lease is required if the collateral is rental property, with second lien positions considered on a case by case basis.

  Mortgage Installment Loans. The Company also originates one-to-four family,
  --------------------------
owner-occupied residential mortgage loans secured by property located in the Company's primary market area. The majority of the Company's residential mortgage loans consists of loans secured by owner-occupied, single-family residences. At December 31, 1996, the Company had $108.9 million, or 28.6% of its total net loan portfolio, in mortgage installment loans. The Company also originates, to a limited extent, installment real estate loans for other types of real estate acquisitions. Mortgage installment and installment real estate loans generally have a loan to value ratio of 85%. These loans are underwritten by giving consideration to the ability to pay, stability of employment or source of income, credit history and loan to value ratio.

  Installment Consumer Loans. At December 31, 1996, the Company's installment
  --------------------------
consumer loan portfolio totaled $71.4 million, or 18.7% of the Company's total net loan portfolio. The Company's consumer loan portfolio is comprised of unsecured personal notes and loans secured by durable goods. Although personal loans tend to have a higher risk of default than other loans, management believes that its loan loss experience with its personal loan portfolio is within allowable limits. However, the performance of such loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

  Non-accrual, Past Due, Restructured and Potential Problem Loans. The Company
  ---------------------------------------------------------------
classifies its problem loans into four categories: non-accrual loans, past-due loans, restructured loans, and potential problem loans.

  When management determines that a loan no longer meets the criteria for performing loans and that collection of interest appears doubtful, the loan is placed on non-accrual status. All loans which are 90 days past due are considered non-accrual, unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Management closely monitors all loans which are contractually 90 days past due, restructured or on non-accrual status. Non-accrual loans which are 120 days past due without assurance of repayment are charged off.

  The following table sets forth information with respect to the Company's non-performing assets at the dates indicated. At these dates, the Company did not have any restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.

                                                  AT DECEMBER 31,
                                       --------------------------------------
                                        1996    1995    1994    1993     1992
                                       ------  ------  ------  ------  --------
                                                   (IN THOUSANDS)
Loans accounted for on a non-accrual
 basis...............................  $  616  $  902  $  649  $  554   $  742
Accruing loans which are
 contractually past due 90 days or
 more as to interest or principal
 payments............................   1,486   1,044     656   3,256    1,459
                                       ------  ------  ------  ------   ------
Total non-performing loans ..........   2,102   1,946   1,305   3,810    2,201
Real estate owned ...................     223     122      85   1,014    2,367
                                       ------  ------  ------  ------   ------
Total non-performing assets .........  $2,325  $2,068  $1,390  $4,824   $4,568
                                       ======  ======  ======  ======   ======

  If non-accrual loans at December 31, 1996 had been current according to their original terms and had been outstanding throughout 1996, or since origination if originated during the year, interest income on these loans would have been $169,000. Interest actually recognized on these loans during 1996 was not significant.

  At December 31, 1996, the Company had approximately $5.1 million in loans which are not currently classified as non-accrual, 90 days past due or restructured and where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms. Such loans were classified as substandard by the Company and comprised various commercial and commercial real estate loans, including a $1.9 million commercial real estate loan secured by a motel and a $1.2 million group of commercial and commercial real estate loans to a single borrower secured by commercial real estate and equipment. For further information, see Note 1 of Notes to Consolidated Financial Statements.

  Allowance for Loan Losses. The allowance for loan losses is maintained at a
  -------------------------
level which, in management's opinion, is adequate to absorb all potential losses on loans then present in the loan portfolio. The amount of the allowance is affected by: (1) loan charge-offs, which decrease the allowance; (2) recoveries on loans previously charged-off, which increase the allowance; and (3) the provision of possible loan losses charged to income, which increase the allowance. In determining the provision for possible loan losses, it is necessary for management to monitor fluctuations in the allowance resulting from actual charge-offs and recoveries, and to periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions in an effort to evaluate portfolio risks. If actual losses exceed the amount of the allowance for loan losses, earnings of the Company could be adversely affected. The amount of the provision is based on management's judgment of those risks and therefore the allowance represents general, rather than specific, reserves.

  The following is a summary of activity in the allowance for loan losses for the periods indicated:

                                      YEAR ENDED DECEMBER 31,
                         --------------------------------------------------
                          1996       1995       1994       1993       1992
                         ---------  ---------  ---------  --------  -----------
                                           (In Thousands)
Balance at beginning of
 year..................  $ 4,654    $ 3,447    $ 3,062    $2,529     $ 1,862

Charge-offs:
Commercial, industrial
 and construction
 loans ................     (194)       (26)      (103)      (50)       (385)
Installment loans .....   (1,431)      (646)    (1,256)     (457)       (744)
                         -------    -------    -------    ------     -------
  Total charge-offs ...   (1,625)      (672)    (1,359)     (507)     (1,129)

Recoveries:
Commercial, industrial
 and construction
 loans ................       62          9        199        57          95
Installment loans .....      826        447        551       149          90
                         -------    -------    -------    ------     -------
  Total recoveries ....      888        456        750       206         185

Net charge-offs .......     (737)      (216)      (609)     (301)       (944)
Additions charged to
 operations............    2,973      1,423        994       834       1,611
Balances acquired in
 acquisition of Premier
 Bank..................      440         --         --        --          --
                         -------    -------    -------    ------     -------
Balance at end of
 year .................  $ 7,330    $ 4,654    $ 3,447    $3,062     $ 2,529
                         =======    =======    =======    ======     =======

Ratio of net
 charge-offs to average
 loans outstanding, net
 of unearned discount,
 during the period ....     0.21 %     0.08 %     0.28 %    0.16 %      0.55 %
                         =======    =======    =======    ======     =======

Ratio of allowance for
 loan losses to
 non-performing
 loans ................   348.72 %   239.16 %   264.14 %   80.37 %    114.90 %

Ratio of allowance for
 loan losses to total
 loans.................     1.87 %     1.55 %     1.39 %    1.54 %      1.35 %


  The following table presents an allocation of the Company's allowance for loan losses at the dates indicated and the percentage of loans represented by each category to total loans:

                                                                   AT DECEMBER 31,
                             --------------------------------------------------------------------------------------------
                                      1996                  1995             1994             1993             1992
                             ------------------------  ---------------  ---------------  ---------------  ---------------
                                 %          AMOUNT       %     AMOUNT     %     AMOUNT     %     AMOUNT     %      AMOUNT
                             -----------  -----------  ------  -------  ------  -------  ------  -------  ------  ---------
                                                               (Dollars in thousands)
Commercial, industrial and
 construction loans .......     49.78%      $3,650      49.6%  $2,042    48.6%  $1,758    47.9%  $1,317    44.0%   $1,109
Installment loans .........     50.22        3,681      50.4    2,612    51.4    1,689    52.1    1,745    56.0     1,420
                               ------       ------     -----   ------   -----   ------   -----   ------   -----    ------
  Total Allowance .........    100.00%      $7,331     100.0%  $4,654   100.0%  $3,447   100.0%  $3,062   100.0%   $2,529
                               ======       ======     =====   ======   =====   ======   =====   ======   =====    ======


INVESTMENT ACTIVITIES

  General. The Company maintains a portfolio of investments to provide liquidity
  -------
and an additional source of income.

  Securities by Category. The following table sets forth the amount of
  ----------------------
securities by major categories held by the Company at December 31, 1996, 1995 and 1994.

                                                          AT DECEMBER 31,
                                                      -----------------------
                                                       1996    1995     1994
                                                      ------  ------  ---------
                                                          (IN THOUSANDS)
Investment Securities:

Federal agency obligations .........................  $   --  $   --   $21,992
Obligations of states and political subdivisions ...   9,456   9,375     9,415
Corporate and other securities .....................      --      --       858
                                                      ------  ------   -------

                                                      $9,456  $9,375   $32,265
                                                      ======  ======  ========


                                                         AT DECEMBER 31,
                                                    -------------------------
                                                     1996     1995      1994
                                                    -------  -------  ---------
                                                         (IN THOUSANDS)
Securities Available for Sale:

U.S. Treasury securities and obligations of U.S.
 government corporations and agencies ............  $39,337  $59,834   $38,102
Obligations of states and political subdivisions .    1,329       --         7
Corporate and other securities ...................    2,259    1,066        --
                                                    -------  -------   -------

                                                    $42,925  $60,900   $38,109
                                                    =======  =======  ========


  For information regarding the amortized cost of securities at December 31, 1996, 1995 and 1994, see Note 3 of Notes to Consolidated Financial Statements.

  Maturity Distributions of Securities. The following table sets forth the
  ------------------------------------
distributions of maturities of securities at amortized cost as of December 31, 1996.

                            DUE IN ONE   DUE AFTER ONE YEAR  DUE AFTER FIVE YEARS        DUE
                           YEAR OR LESS  THROUGH FIVE YEARS   THROUGH TEN YEARS    AFTER TEN YEARS    TOTAL
                           ------------  ------------------  --------------------  ---------------  ----------
                                                        (DOLLARS IN THOUSANDS)
U.S. treasury
 securities--available
 for sale ...............    $  597           $ 2,400              $   --             $    --        $ 2,997
Federal agency
 obligations--available
 for sale ...............     1,972             4,648               7,442              22,351         36,413
Obligations of state and
 political
 subdivisions--available
 for sale ...............       200               620                 524                  --          1,344
Obligations of state and
 political
 subdivisions--held to
 maturity................     1,805             6,732                 520                 400          9,457
Other
 securities--available
 for sale ...............        --                --                  --               2,259          2,259
                             ------           -------              ------             -------        -------
                              4,574            14,400               8,486              25,010         52,470

Market value adjustment
 on available for sale
 securities..............        15                41                  20                (165)           (89)
                             ------           -------              ------             -------        -------
                             $4,589           $14,441              $8,506             $24,845        $52,381
                             ======           =======              ======             =======        =======

Weighted Average
 Yield(%)(1).............      5.43%             5.27%               6.49%               6.77%          6.19%
                             ======           =======              ======             =======        =======


  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For information regarding the amortized cost and approximate market value of securities at December 31, 1996, by contractual maturity, see Note 3 of Notes to Consolidated Financial Statements.

DEPOSITS

  Deposits are the primary source of funds for the Company. Such deposits consist of checking accounts, regular savings deposits, NOW accounts, Money Market Accounts, market rate Certificates of Deposit. Deposits are attracted from individuals, partnerships and corporations in the Company's market area. In addition, the Company obtains deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions. The Company does not accept brokered deposits.

  The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.

                                            YEAR ENDED DECEMBER 31,
                        ---------------------------------------------------------------
                                  1996                   1995               1994
                        ------------------------   -----------------  -----------------
                          AVERAGE       AVERAGE    AVERAGE   AVERAGE  AVERAGE    AVERAGE
                          DEPOSITS       RATE      DEPOSITS   RATE    DEPOSITS    RATE
                        ------------  -----------  --------  -------  --------  ---------
                                            (DOLLARS IN THOUSANDS)
Non-interest bearing
 demand deposits .....    $ 30,945         --%     $ 24,424     --%   $ 21,292      --%
Interest bearing
 demand deposits .....     105,386       2.23        91,407   2.40      95,066    2.29
Savings deposits .....      45,491       2.61        38,638   2.50      41,183    2.43
Time deposits ........     207,441       5.61       172,627   5.71     120,927    4.01
                          --------                 --------           --------
  Total deposits .....    $389,263                 $327,096           $278,468
                          ========                 ========           ========


  The following table indicates the amount of the Company's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 1996.

                                                   CERTIFICATES OF   OTHER TIME
                 MATURITY PERIOD                      DEPOSITS        DEPOSITS
-------------------------------------------------  ---------------  ------------
                                                         (IN THOUSANDS)
Three months or less ............................      $13,234         $1,433
Over three through six months ...................        8,722             --
Over six through twelve months ..................       16,006             --
Over twelve months ..............................        8,156             --
                                                       -------         ------
  Total .........................................      $46,118         $1,433
                                                       =======         ======


COMPETITION

  In order to compete effectively, the Company relies substantially on local commercial activity; personal contacts by its directors, officers, other employees and shareholders; personalized services; and its reputation in the communities it serves.

  According to recent data as of June 30, 1996 supplied by the Tennessee Bankers Association, GCB ranked as the largest financial institution in its market area, which includes Greene, Hamblen, Washington and Blount Counties and portions of Cocke, Hawkins, Jefferson and Knox Counties. In Greene County, there are seven commercial banks, operating 22 branches and holding an aggregate of approximately $580 million in deposits as of December 31, 1996. Through Premier Bank, the Company also competes with five commercial banks and one savings bank in McMinn County, Tennessee.

  Under the federal Bank Holding Company Act of 1956 (the "Holding Company Act"), as amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), Tennessee banks and their holding companies may be acquired by out-of-state banks or their holding companies, and Tennessee banks and their holding companies may acquire out-of-state banks without regard to whether the transaction is prohibited by the laws of any state. In addition, the Riegle-Neal Act authorizes the federal banking agencies, effective June 1, 1997, to approve interstate merger transactions without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks opts out of the Riegle-Neal Act by adopting a law that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. The effect of the Riegle-Neal Act may be to increase competition within the State of Tennessee among banking institutions located in Tennessee and from banking companies located anywhere in the country.

EMPLOYEES

  As of December 31, 1996, the Company employed 233 persons. None of the Company's employees are presently represented by a union or covered under a collective bargaining agreement. Management of the Company considers relations with employees to be good.

REGULATION, SUPERVISION AND GOVERNMENTAL POLICY

  The following is a brief summary of certain statutes, rules and regulations affecting the Company and the Banks. A number of other statutes and regulations have an impact on their operations. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

  Bank Holding Company Regulation. The Company is registered as a bank holding
  -------------------------------
company under the Holding Company Act and, as such, subject to supervision, regulation and examination by the FRB.

  Acquisitions and Mergers. Under the Holding Company Act, a bank holding company must obtain the prior approval of the FRB before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. Also, any company must obtain approval of the FRB prior to acquiring control of the Company or the Banks. For purposes of the Holding Company Act, "control" is defined as ownership of more than 25% of any class of voting securities of the Company or the Banks, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Banks.

  The Holding Company Act, as amended by the Riegle-Neal Act, generally permits the FRB to approve interstate bank acquisitions by bank holding companies without regard to any prohibitions of state law. See "Competition".

  The Change in Bank Control Act and the related regulations of the FRB require any person or persons acting in concert (except for companies required to make application under the Holding Company Act), to file a written notice with the FRB before such person or persons may acquire control of the Company or the Banks. The Change in Bank Control Act defines "control" as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank. The Company is not aware of any such notice having been filed with the FRB during 1996.

  The Holding Company Act also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries.

  Capital Requirements. The Company is also subject to FRB guidelines that require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "--Capital Requirements."

  Dividends. The FRB has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The FRB has issued a policy statement expressing its view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality, and overall financial condition. The Company does not believe this policy statement will limit the Company's activity to maintain its dividend payment rate.

  Support of Banking Subsidiaries. Under FRB policy, the Company is expected to act as a source of financial strength to its banking subsidiaries and, where required, to commit resources to support each of such subsidiaries. This support may be required at times when, absent such FRB policy, the Company may not be inclined to provide it. Moreover, if one of its banking subsidiaries should become undercapitalized, under FDICIA the Company would be required to guarantee the subsidiary bank's compliance with its capital plan in order for such plan to be accepted by the federal regulatory authority.

  Under the "cross guarantee" provisions of the Federal Deposit Insurance Act (the "FDI Act"), any FDIC-insured subsidiary of the Company may be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the "default" of any other commonly controlled FDIC-insured subsidiary or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured subsidiary "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

  Because it is a bank holding company, any capital loans made by the Company to its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment over certain other creditors of the bank holding company, including the holders of its subordinated debt.

  Transactions with Affiliates. Provisions of the Federal Reserve Act impose restrictions on the type, quantity and quality of transactions between "affiliates" (as defined below) of an insured bank and the insured bank (including a bank holding company and its nonbank subsidiaries). The purpose of these restrictions is to prevent misuse of the resources of the insured institution by its uninsured affiliates. An exception to most of these restrictions is provided for transactions between two insured banks that are within the same holding company where the holding company owns 80% or more of each of these banks (the "sister bank" exception). The restrictions also do not apply to transactions between an insured bank to its wholly-owned subsidiaries. These restrictions include limitations on the purchase and sale of assets and extensions of credit by the insured bank to its holding company or its nonbank subsidiaries. An insured bank and its subsidiaries are limited in engaging in "covered transactions" with their nonbank or nonsavings-bank affiliates to the following amounts: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured bank and its subsidiaries may not exceed 10% of the capital stock and surplus of the insured bank and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured bank and its aggregate amount of covered transactions of the insured bank and its subsidiaries may not exceed 20% of the capital stock and surplus of the bank. "Covered transactions" are defined by statute to include loans or other extensions of credit as well as purchases of securities issued by an affiliate, purchases of assets (unless otherwise exempted by the Federal Reserve Board), the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance or letter of credit issued on behalf of an affiliate. Further, provisions of the Holding Company Act prohibit a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. As used herein, "affiliate" means generally any company that controls the insured bank, a company which is under common control with the insured bank and a subsidiary of the insured bank.

  Bank Regulation. As a Tennessee banking institution, each of the Banks is
  ---------------
subject to regulation, supervision and regular examination by the Banking Department. The deposits of each Bank are insured by the FDIC to the maximum extent provided by law (a maximum of $100,000 for each insured depositor). Tennessee and federal banking laws and regulations control, among other things, required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, and establishment of branches and other aspects of the Banks' operations. Supervision, regulation and examination of the Company and the Banks by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of the Common Stock of the Company.

  Extensions of Credit. Under joint regulations of the federal banking agencies, including the FDIC, banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. A bank's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators. The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the loan-to-value limits specified in the Guidelines for the various types of real estate loans. The Interagency Guidelines state that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits. The aggregate amount of loans in excess of the supervisory loan-to-value limits, however, should not exceed 100% of total capital and the total of such loans secured by commercial, agricultural, multifamily and other non-one-to-four family residential properties should not exceed 30% of total capital.

  Federal Deposit Insurance. Each of the Banks is subject to FDIC deposit insurance assessments. The FDIC has established a risk-based deposit insurance assessment system for insured depository institutions, under which insured institutions are assigned assessment risk classifications based upon capital levels and supervisory evaluations. Under these regulations, the FDIC set the 1996 insurance assessment rates for BIF-insured banks such as the Banks from $2,000 per year for the highest rated institutions to 0.27% of insured deposits for the lowest rated institutions.

  On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996 (the "1996 Act"), which, among other things, (i) recapitalized the Savings Association Insurance Fund ("SAIF") by imposing a special one-time assessment on SAIF-insured institutions, (ii) from January 1, 1997 through December 31, 1999, requires BIF member banks to pay one-fifth of the assessment rate imposed upon savings institutions to cover the annual payments on the bonds issued by the Financing Corporation ("FICO") and (iii) from January 1, 2000 until the date the FICO bonds are retired, will require BIF members and SAIF members to pay FICO assessments on a pro rata basis. In accordance with the 1996 Act's requirements, the FDIC has set the 1997 FICO assessment rate for BIF member banks at .013% of insured deposits. The annual insurance assessment rates payable by BIF member banks for the first half of 1997, however, remain fixed at 0% to 0.27%, depending on an individual bank's risk classification.

  Safety and Soundness Standards. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required the federal bank regulatory agencies to prescribe, by regulation, non-capital safety and soundness standards for all insured depository institutions and depository institution holding companies. The FDIC and the other federal banking agencies have adopted guidelines prescribing safety and soundness standards pursuant to FDICIA. The safety and soundness guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. Among other things, the guidelines require banks to maintain appropriate systems and practices to identify and manage risks and exposures identified in the guidelines. In addition, the FDIC and the other federal banking agencies have proposed guidelines for asset quality and earnings standards as required by FDICIA. Under the proposed standards, a bank would be required to maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves.

  Capital Requirements. The FRB has established guidelines with respect to the
  --------------------
maintenance of appropriate levels of capital by registered bank holding companies, and the FDIC has established similar guidelines for state-chartered banks that are not members of the FRB. The regulations of the FRB and FDIC impose two sets of capital adequacy requirements: minimum leverage rules, which require the maintenance of a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At December 31, 1996, the Company and each of the Banks satisfied the minimum required regulatory capital requirements. See Note 14 of Notes to Consolidated Financial Statements.

  Under FDICIA, the federal banking agencies were required to revise their risk-based capital standards to ensure that such standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities. The FDIC and the other banking agencies have amended the risk-based capital standards to take account of a bank's concentration of credit risk, the risk of nontraditional activities, and a bank's exposure to declines in the economic value of its capital resulting from changes in interest rates. The revised capital guidelines do not, however, codify a measurement framework for assessing the level of a bank's interest rate exposure. On June 26, 1996, the FDIC and the other banking agencies adopted a joint policy statement requiring that banks adopt comprehensive policies and procedures for managing interest rate risk and setting forth general standards for such internal policies. Unlike an earlier proposal by the federal banking agencies, the joint policy statement does not contain a standardized measure of or explicit capital charge for interest rate risk. The Company does not believe that this new policy statement will have a material effect on the Company's operations or financial results.

  The FDIC has issued final regulations that classify insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards. Under such regulations, a "well-capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. As of December 31, 1996, each of the Banks was "well-capitalized" as defined by the regulations. See Note 14 of Notes to Consolidated Financial Statements for further information.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth information regarding the executive officers of the Company.

                              AGE AT
         NAME           DECEMBER 31, 1996                  TITLE
----------------------  ------------------  ---------------------------------

R. Stan Puckett                 40          President and Chief Executive
                                             Officer
Davis Stroud                    63          Executive Vice President and
                                             Secretary
William F. Richmond             47          Senior Vice President and Chief
                                             Financial Officer

  R. STAN PUCKETT currently serves as President and Chief Executive Officer of the Company and has held that position since 1990. He has served as President and Chief Executive Officer of GCB since February 1989. He is a graduate of Bristol University with a degree in business administration. He served as President of First American National Bank of Johnson City, Tennessee from December 1987 to February 1989 and as its Vice President from June 1986 to December 1987. He was Assistant Vice President of First Union National Bank in Asheville, North Carolina from September 1983 to June 1986 and served as commercial loan officer of Signet Bank in Bristol, Virginia from September 1977 to June 1983.

  DAVIS STROUD is currently Executive Vice President of the Company and GCB. Mr. Stroud joined GCB in 1952 and became its Senior Vice President and Cashier in 1973. He became Executive Vice President and Secretary of the Company and GCB in 1988 and has also served as a director of the Company and GCB since December 1989. Mr. Stroud is a member of First Christian Church and Greeneville Masonic Lodge No. 3, and he also serves as Treasurer of Greene County Foundation.

  WILLIAM F. RICHMOND joined the Company in February 1996 and currently serves as Senior Vice President and Chief Financial Officer of the Company and GCB. Prior to joining the Company, Mr. Richmond served, subsequent to the acquisition of Heritage Federal Bancshares, Inc. ("Heritage") by First American Corporation, as transition coordinator for various financial matters from November 1995 through January 1996. Heritage was the parent of Heritage Federal Bank for Savings located in Kingsport, Tennessee. He served as Senior Vice President and Chief Financial Officer for Heritage from June 1991 through October 1995 and as controller from April 1985 through May 1991. He has been active in community activities in the Tri-Cities, Tennessee area, having served on the Board of Directors of Boys and Girls Club, Inc. and as President of the Tri-Cities Estate Planning Council. He has served in various capacities with the United Way of Greater Kingsport and is a Paul Harris Fellow in Rotary International. He is licensed as a Certified Public Accountant in Virginia and Tennessee and is also a Certified Financial Planner.

ITEM 2. PROPERTIES

  The Company's principal executive offices are located at 100 North Main Street, Greeneville, Tennessee in facilities owned by GCB. At December 31, 1996, the Company maintained a main office in Greeneville, Tennessee and 17 branches (including a loan production office) in counties in east Tennessee for the operation of GCB, of which eight are in leased operating premises.

ITEM 3. LEGAL PROCEEDINGS

  From time to time, the Company and its subsidiaries are parties to various legal proceedings incident to its business. At December 31, 1996, there were no legal proceedings which management anticipates would have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company through a solicitation of proxies or otherwise.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The information contained under the section captioned "Market and Dividend Information" in the Company's 1996 Annual Report to Shareholders (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

  The information contained in the table captioned "Selected Financial Highlights" on page 1 in the Company's Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 2 through 11 in the Company's Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements beginning on page 12 in the Annual Report are incorporated herein by reference.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  For information concerning the Board of Directors of the Company, the information contained under the section captioned "Election of Directors" in the Company's definitive proxy statement for the Company's 1997 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

  Information regarding executive officers of the Company is contained in the section captioned "Executive Officers of the Registrant" under Part I hereof and is incorporated herein by reference.

  Information regarding delinquent Form 3, 4 or 5 filers is incorporated herein by reference to the section entitled "Beneficial Ownership Reports" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

  The information contained under the section captioned "Election of Directors--Executive Compensation and Other Benefits" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            (a)  Security Ownership Of Certain Beneficial Owners

                 Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

            (b)  Security Ownership of Management

                 Information required by this item is incorporated herein by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Proxy Statement.

            (c)  Changes in Control

                 Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated herein by reference to the section captioned "Election of Directors" in the Proxy Statement.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) The following consolidated financial statements of the Company included in the Annual Report are incorporated herein by reference from Item 8 of this Report. The remaining information appearing in the Annual Report to Shareholders is not deemed to be filed as part of this Report, except as expressly provided herein.

                 1.   Report of Independent Auditors.

                 2.   Consolidated Balance Sheets--December 31, 1996 and 1995.

                 3. Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994.

            4. Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1996, 1995 and 1994.

            5. Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994.

            6.   Notes to Consolidated Financial Statements.


  (a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

  (a)(3) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

         Exhibit No. 3. Articles of Incorporation and Bylaws
                        ------------------------------------


            (i)   Restated Articles of Incorporation.

            (ii) Bylaws--incorporated herein by reference to the Company's Registration Statement on Form S-14 (File No. 2-96273).

         Exhibit No. 10. Employment Agreements
                         ---------------------


            (i)   Employment agreement between the Company and
                  R. Stan Puckett--incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

            (ii) Employment agreement between the Company and Davis Stroud--incorporated herein by reference to the Company's Registration Statement on Form S-14 (File No. 2-96273).

         Exhibit No. 13. Annual Report to Shareholders
                         -----------------------------

                  Except for those portions of the Annual Report to Shareholders for the year ended December 31, 1996, which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed "filed" as part of this Report.


         Exhibit No. 21. Subsidiaries of the Registrant
                         ------------------------------

                  A list of subsidiaries of the Registrant is included as an exhibit to this Report.


         Exhibit No. 23. Consent of Coopers & Lybrand L.L.P.

         Exhibit No. 27. Financial Data Schedule (SEC USE ONLY)

  (b)  Reports on Form 8-K. No Reports on Form 8-K were filed by the Company
       --------------------
       during the last quarter of the fiscal year covered by this report.

  (c)  Exhibits. The exhibits required by Item 601 of Regulation S-K are either
       ---------
       filed as part of this Annual Report on Form 10-K or incorporated herein by reference.

  (d) Financial Statements and Financial Statement Schedules Excluded From
      --------------------------------------------------------------------
      Annual Report. There are no financial statements and financial statement
      --------------
      schedules which were excluded from the Annual Report pursuant to Rule 14a-3(b)(1) which are required to be included herein.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                       GREENE COUNTY BANCSHARES, INC.


Date: March 27, 1997                   By:  /s/ R. Stan Puckett
                                            -----------------------------------
                                            R. Stan Puckett
                                            Director, President and
                                              Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

SIGNATURE AND TITLE:                                           DATE:

/s/ R. Stan Puckett                                            March 27, 1997
---------------------------------
R. Stan Puckett
Director, President and Chief
  Executive Officer
  (Principal Executive Officer)

/s/ William F. Richmond                                        March 27, 1997
---------------------------------
William F. Richmond
Senior Vice President and
 Chief Financial Officer
 (Principal Financial and
 Accounting Officer)

/s/ Harrison Lamons                                            March 27, 1997
---------------------------------
Harrison Lamons
Chairman of the Board

/s/ Helen L. Horner                                            March 27, 1997
---------------------------------
Helen Horner
Director

/s/ J.W. Douthat                                               March 27, 1997
---------------------------------
J.W. Douthat
Director

/s/ Phil M. Bachman, Jr.                                       March 27, 1997
---------------------------------
Phil M. Bachman, Jr.
Director

/s/ Terry Leonard                                               March 27, 1997
---------------------------------
Terry Leonard
Director

/s/ Ralph T. Brown                                              March 27, 1997
---------------------------------
Ralph T. Brown
Director

/s/ J.A. Emory                                                  March 27, 1997
---------------------------------
James A. Emory
Director

/s/ Patrick Norris                                              March 27, 1997
---------------------------------
Patrick Norris
Director

/s/ Jerald K. Jaynes                                            March 27, 1997
---------------------------------
Jerald K. Jaynes
Director

/s/ Charles S. Brooks                                           March 27, 1997
---------------------------------
Charles S. Brooks
Director

/s/ Davis Stroud                                                March 27, 1997
---------------------------------
Davis Stroud
Director

                                                                March 27, 1997
---------------------------------
W.T. Daniels
Director