Form 10-K/A
period 1996-12-31
GREENE COUNTY BANCSHARES INC
filed 1997-04-22
CIK 764402

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1

                        FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THIS
(Mark One)               SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________

Commission file number     0-14289
                           -------

                         GREENE COUNTY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)
          Tennessee                                    62-1222567
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

100 North Main Street, Greeneville, Tennessee            37743
---------------------------------------------          ----------
 (Address of principal executive offices)              (Zip Code)

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

         This Amendment is being submitted to file Exhibit 3(a), which was inadvertently omitted from the initial filing.

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

          1.       Report of Independent Auditors.

          2.       Consolidated Balance Sheets - December 31, 1996 and 1995.

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

         (a)(3) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

                  Exhibit No. 3. Articles of Incorporation and Bylaws

                           (i)      Restated Articles of Incorporation.

                           (ii) Bylaws - incorporated herein by reference to the Company's Registration Statement on Form S-14 (File No. 2-96273).

                  Exhibit No. 10. Employment Agreements

                           (i)      Employment agreement between the Company and
                                    R. Stan Puckett -- incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                           (ii) Employment agreement between the Company and Davis Stroud -- incorporated herein by reference to the Company's Registration Statement on Form S-14 (File No. 2-96273).

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

                  Exhibit No. 23.  Consent of Coopers & Lybrand L.L.P.

                  Exhibit No. 27.  Financial Data Schedule (SEC Use Only)

         (b) Reports on Form 8-K. No Reports on Form 8-K were filed by the Company during the last quarter of the fiscal year covered by this report.

         (c) Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated herein by reference.

         (d) Financial Statements and Financial Statement Schedules Excluded From Annual Report. There are no financial statements and financial statement schedules which were excluded from the Annual Report pursuant to Rule 14a-3(b)(1) which are required to be included herein.

                                                        SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                                  GREENE COUNTY BANCSHARES, INC.



Date: April 21, 1997                     By:     /s/ R. Stan Puckett
                                              ----------------------
                                               R. Stan Puckett
                                               Director, President and
                                               Chief Executive Officer
                                               (Duly Authorized Representative)