Form 10-Q
period 1997-03-31
GREENE COUNTY BANCSHARES INC
filed 1997-05-09
CIK 764402

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


For Quarter ended March 31, 1997             Commission File Number
                                                     0-14289



                        GREENE COUNTY BANCSHARES, INC.
                        ------------------------------
            (Exact name of Registrant as specified in its charter)



                 Tennessee                            62-1222567
        ------------------------------     --------------------------------
        State or other jurisdiction of       (IRS Employer Identification
        incorporated or organization)                   Number)


            Main & Depot Street
          Greeneville, Tennessee                         37743
        ------------------------------     --------------------------------
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


Indicate the number or shares outstanding of each of the Issuers classes of common stock as of the latest practicable date: 451,500.

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The unaudited condensed consolidated financial statements of the Registrant and its wholly-owned subsidiaries are as follows:

     Condensed Consolidated Balance Sheets - March 31, 1997 and
     December 31, 1996.

     Condensed Consolidated Statements of Earnings - For the three months ended March 31, 1997 and 1996.

     Condensed Consolidated Statement of Stockholders' Equity- For the three months ended March 31, 1997.

     Condensed Consolidated Statements of Cash Flows - For the three months ended March 31, 1997 and 1996.

     Notes to Condensed Consolidated Financial Statements.

                GREENE COUNTY BANCSHARES,INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                     March 31, 1997 and December 31, 1996

                                                     (UNAUDITED)
                                               March 31,    December 31,
                                                 1997          1996*
                                               ---------    ------------
                                                    (In Thousands)
                    ASSETS
                    ------
Cash and Due from Banks                         $ 17,916      $ 21,332
Federal Funds sold                                 7,600          -

Securities available-for-sale                     40,746        42,925
Securities held-to-maturity (with a
 market value of $9,043 on March 31, 1997
 and $9,418 on December 31, 1996).                 9,148         9,456

Loans                                            405,397       388,603
  Less: Allowance for Loan Losses                  7,616         7,331
                                                --------      --------
  Net Loans                                      397,781       381,272
                                                --------      --------
Bank Premises and Equipment, Net of
 Accumulated Depreciation                          9,661         9,839
Other Assets                                      13,269        13,224
                                                --------      --------
    Total Assets                               $496,121      $478,048
                                                ========      ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

Deposits                                        $422,640      $408,722
Securities Sold under Repurchase Agreements
 and Short-Term Borrowed Funds                     5,398         3,272
Other Borrowings                                  13,129        15,805
Other Liabilities                                  7,181         4,524
                                                --------      --------
    Total Liabilities                            448,348       432,323
                                                --------      --------


             SHAREHOLDERS' EQUITY
             --------------------
Common Stock, par value $10, authorized
 1,000,000 shares; issued and outstanding
 451,500 and 451,485 shares at March 31,
 1997 and December 31, 1996, respectively          4,514         4,514
Paid in Capital                                    4,136         4,133
Retained Earnings                                 39,057        37,133
Net unrealized holding gains/(losses) on
 available-for-sale securities                        66           (55)
                                                --------      --------
    Total Shareholders' Equity                    47,773        45,725
                                                --------      --------
                                                $496,121      $478,048
                                                ========      ========

* Condensed from Audited Financial Statements.
See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                GREENE COUNTY BANCSHARES,INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Earnings
                  Three Months Ended March 31, 1997 and 1996
                                  (UNAUDITED)

                                                         Three Months Ended
                                                              March 31
                                                        1997          1996
                                                      --------      --------
                                                 (in thousands except per share data)
                                                 ------------------------------------
Interest Income:
  Interest and Fees on Loans                          $ 10,332      $ 7,922
  Interest on Investment Securities                        761        1,078
  Interest on Federal Funds Sold                            35          296
                                                      --------      -------
             Total Interest Income                      11,128        9,296

Interest Expense:
  Interest on Deposits                                   4,058        3,865
  Interest on Borrowings                                   260          112
                                                      --------      -------
            Total Interest Expense                       4,318        3,977
                                                      --------      -------
               Net Interest Income                       6,810        5,319

Provision for Loan Losses                                  421          165
                                                      --------      -------
  Net Interest Income after
     Provision for Loan Losses                           6,389        5,154
                                                      --------      -------
Noninterest Income:
  Income from Fiduciary Activities                          11           18
  Service Fees on Deposit Accounts                         671          528
  Other Income                                             427          415
                                                      --------      -------
                                                         1,109          961
Noninterest Expense:
  Salaries and Benefits                                  2,055        1,781
  Occupancy and Furniture and Equipment Expense            603          543
  Other Expenses                                           837          760
                                                      --------      -------
                                                         3,495        3,084
                                                      --------      -------
Earnings Before Income Taxes                             4,003        3,031

Income Taxes                                             1,515        1,065
                                                      --------      -------
Net income                                            $  2,488      $ 1,966
                                                      ========      =======


Average Number of Shares                               452,518      444,626
Per Share of Common Stock:
  Net Earnings                                        $   5.50      $  4.42
                                                      ========      =======
  Dividends                                           $   1.25      $  1.12
                                                      ========      =======

See accompanying notes to Condensed Consolidated Financial
Statements (Unaudited)

                        GREENE COUNTY BANCSHARES, INC.
           Condensed Consolidated Statement of Shareholders' Equity
                   For the Three Months Ended March 31, 1997

                                (In Thousands)

                                                              Net
                                                           Unrealized
                                                          Appreciation
                                                          on Available
                            Common   Paid in   Retained    for Sale
                            Stock    Capital   Earnings   Securities     Total
                            ------   -------   --------   ------------  -------
January 1, 1997             $4,514    $4,133    $37,133          ($55)  $45,725

Net income                     -         -        2,488            -      2,488

Change in unrealized
appreciation, net of tax       -         -          -             121       121

Dividends paid                 -         -         (564)           -       (564)

Exercise of incentive
stock options                  -           3        -              -          3
                            ------   -------   --------      --------   -------

March 31, 1997              $4,514    $4,136    $39,057          $ 66   $47,773
                            ======   =======   ========      ========   =======


See Accompanying Notes to Condensed Consolidated Financial Statements(Unaudited)

                GREENE COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                For the Quarters Ended March 31, 1997 and 1996
                                (In Thousands)

                                                              March 31,         March 31,
                                                                1997              1996
                                                              ---------         ---------
Net Cash Provided By Operating Activities:
    Net Income                                                $   2,488         $   1,966
    Adjustments to reconcile net income to
    net cash provided by operating activities:
      Provision for loan losses                                     421               165
      Provision for depreciation and amortization                   222               238
      Amortization of investment security premiums,
        net of accretion                                            112               117
      (Increase) decrease in interest receivable                    (88)              136
      Increase in unearned income                                   470                73
      Increase in other assets, net of intangibles                 (232)             (787)
      Increase in accrued interest payable
        and other                                                 2,721             2,048
                                                              ---------         ---------
      Net cash provided by operating activities                   6,114             3,956
                                                              ---------         ---------
Cash Flows From Investing Activities:
      Net (increase) decrease in investment
        securities and federal funds                             (5,113)           14,623
      Net increase in loans                                     (17,137)          (18,835)
      Improvements in other real
        estate owned and other, net                                (121)              (54)
      Recoveries of loan losses                                     127               214
      Fixed asset additions                                         (93)             (190)
                                                              ---------         ---------
      Net cash used by investing activities                     (22,337)           (4,242)
                                                              ---------         ---------
Cash Flows From Financing Activities:
      Net increase in demand deposits, NOW,
        money market and savings accounts                        13,918             1,661
      Cash dividends paid                                          (564)             (505)
      Exercise of stock options                                       3               431
      Increase (decrease) in securities sold under
        agreements to repurchase                                  2,126              (768)
      Decrease in other borrowings, net                          (2,676)             (821)
      Cash acquired in acquisition of subsidiary bank              -                1,730
                                                              ---------         ---------
      Net cash provided by financing activities                  12,807             1,728
                                                              ---------         ---------
Net Increase (Decrease) in Cash                                  (3,416)            1,442
                                                              ---------         ---------
Cash at beginning of quarter                                     21,332            13,723
                                                              ---------         ---------
Cash at end of quarter                                          $17,916           $15,165
                                                              =========         =========

See Accompanying Notes to Condensed Consolidated Financial Statements(Unaudited)

                        GREENE COUNTY BANCSHARES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


1-PRINCIPLES OF CONSOLIDATION
-----------------------------

The accompanying unaudited consolidated financial statements of Greene County Bancshares, Inc. (the "Company") and its wholly owned subsidiaries, Greene County Bank ("GCB") and Premier Bank of East Tennessee("PBET"), have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit and the results of operations for the interim period herein are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2-ALLOWANCE FOR LOAN LOSSES
---------------------------

Transactions in the Allowance for Loan Losses for the three months ended March 31, 1997 were as follows:

                               (In Thousands)
                            -------------------

Balance, January 1, 1997          $7,331

Add(Deduct):
 Charge-offs                        (263)
 Recoveries                          127
 Provision                           421
                                  ------

Balance, March 31, 1997           $7,616
                                  ======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

GENERAL

     Greene County Bancshares, Inc. (the "Company") is the bank holding company for Greene County Bank("GCB") and Premier Bank of East Tennessee("PBET"), and collectively referred to as the "Banks", which are Tennessee-chartered commercial banks that conduct the principal business of the Company. The Company also wholly owned American Fidelity Bank, whose assets were combined with Greene County Bank during 1996. In addition, Greene County Bank wholly owns a finance company, a mortgage company and, beginning in 1997, an acceptance corporation.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company's primary source of liquidity is dividends paid by the Banks. Applicable Tennessee statutes and regulations impose restrictions on the amount of dividends that may be declared by the subsidiary Banks. Further, any dividend payments are subject to the continuing ability of each of the Banks to maintain their respective compliance with minimum federal regulatory capital requirements and to retain their characterization under federal regulations as "well-capitalized" institutions. In addition, the Company maintains a line of credit of $20 million with the Federal Home Loan Bank of Cincinnati and a $5 million line of credit with a correspondent bank.

     The Company's liquid assets include investment securities, federal funds sold, and cash and due from banks. These assets represented 17.1% of the total liquidity base at March 31, 1997, as compared to 17.2% at December 31, 1996. The liquidity base is generally defined to include deposits, securities sold under repurchase agreements and short-term borrowed funds and other borrowings.

     For the three months ended March 31, 1997, operating activities of the Company provided $6,114,000 of cash flows. Net income of $2,488,000, adjusted for non-cash operating activities, including $421,000 in provision for loan losses and amortization and depreciation of $334,000, provided the majority of the cash generated from operations.

     Investing activities, including lending, used $22,337,000 of the Company's cash flow during the three months ended March 31,

1997. Loans originated net of principal collected used $17,137,000 in funds. The Company's increase in investment securities and federal funds sold used $5,113,000 in cash flows.

     Net additional cash inflows of $12,807,000 were provided by financing activities during the three months ended March 31, 1997. Net deposit growth accounted for $13,918,000 of the increase. Other increases arose from an increase in securities sold under agreements to repurchase in the amount of $2,126,000. Offsetting these increases were a net decrease in other borrowings of $2,676,000 and cash dividends paid to shareholders of $564,000.

     CAPITAL RESOURCES. The Company's capital position is reflected in its shareholders' equity, subject to certain adjustments for regulatory purposes. Shareholders' equity, or capital, is a measure of the Company's net worth, soundness and viability. The Company continues to exhibit a strong capital position while consistently paying dividends to its stockholders. Further, the capital base of the Company allows it to take advantage of business opportunities while maintaining the level of resources deemed appropriate by management of the Company to address business risks inherent in the Company's daily operations.

     Shareholders' equity on March 31, 1997 was $47,773,000, an increase of $2,048,000 or 4.48%, from $45,725,000 on December 31, 1996. The increase in shareholders' equity reflects net income for the three months ended March 31, 1997 of $2,488,000 ($5.50 per share), the increase in equity associated with the increase in the value of securities available for sale of $121,000 and proceeds from the exercise of stock options during the three months ended March 31, 1997 totaling $3,000. This increase was offset by quarterly dividend payments during the three months ended March 31, 1997 totaling $564,000 ($1.25 per share).

     Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of stockholders' equity, less goodwill). At March 31, 1997, the Company and the Banks each satisfied their respective minimum regulatory capital requirements, and each of the Banks was "well-capitalized" within the meaning of federal regulatory requirements.




                 Capital Ratios at March 31, 1997
----------------------------------------------------------------
                              Required
                              Minimum   Company    GCB     PBET
                               Ratio
----------------------------------------------------------------

Tier 1 risk-based capital        4.00%    11.53%  11.85%  10.04%
----------------------------------------------------------------
Total risk-based capital         8.00%    12.79%  13.11%  11.30%
----------------------------------------------------------------
Leverage Ratio                   4.00%     9.32%   9.51%   8.41%
================================================================


CHANGES IN RESULTS OF OPERATIONS

          NET INCOME. Net income for the three months ended March 31, 1997 was $2,488,000, an increase of $522,000 or 26.6% as compared to net income of $1,966,000 for the same period in 1996. The increase resulted primarily from an increase in net interest income of $1,491,000, or 28.0%, to $6,810,000 for the three months ended March 31, 1997 from $5,319,000 for the same period in 1996, and an increase in non-interest income of $148,000, or 15.4%, to $1,109,000 for the three months ended March 31, 1997 from $961,000 for the same period in 1996. The increase in net interest income reflects the Company's continued growth in loan production through its expanding branch network, primarily through increases in real estate and consumer loans. These increases were offset in part by the $411,000 or 13.3% increase in non-interest expense to $3,495,000 for the three months ended March 31, 1997 from $3,084,000 for the same period in 1996, attributable primarily to increasing compensation and fixed asset expenses associated with the growth of the Company's branch network.

          NET INTEREST INCOME. The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected in part by management's responses to changes in interest rates through asset/liability management. During the three months ended March 31, 1997, net interest income was $6,810,000 as compared to $5,319,000 for the same period in 1996, an increase of 28.0%. This increase was due primarily to an increase in volume and yield of interest-earning assets, offset by primarily increased balances of interest-bearing liabilities.

          PROVISION FOR LOAN LOSSES. During the three month period ended March 31, 1997, loan charge-offs were $263,000 and recoveries of charged-off loans were $127,000. The Company's provision for loan losses increased to $421,000 for the three months ended March 31,

1997, from $165,000 for the same period in 1996. Further, the Company's allowance for loan losses increased to $7,616,000 at March 31, 1997 from $7,331,000 at December 31, 1996. Management attributes the increase in both the provision for loan losses and the allowance for loan losses to several factors, including a)the increasing consumer loan portfolio in Greene County Bank's consumer finance company, as consumer loans are generally considered to carry a higher risk of loss than commercial and housing loans, b)an anticipated downturn in the business cycle and attendant increases in net charge-offs, c)the Company's more aggressive identification of potential problem loans and the inclusion of the risk associated with such loans in the determination of the Company's allowance for loan losses, and d)the perceived risk associated with commercial loans originated by the Company which tend to have higher individual balances and which management believes are more susceptible to delinquency than mortgage installment and installment real estate loans. The ratio of the allowance for loan losses to nonperforming assets was 433.47% and 315.27% at March 31, 1997 and December 31, 1996, respectively, and the ratio of nonperforming assets to total assets was .35% and .49% at March 31, 1997 and December 31, 1996, respectively.

          NON-INTEREST INCOME.   Income that is not related to interest-earning
assets, consisting primarily of service charges, commissions and fees, has become an important supplement to the traditional method of earning income through interest rate spreads.

          Total non-interest income for the three months ended March 31, 1997 was $1,109,000 as compared to $961,000 for the same period in 1996, an increase of 15.4%. The largest component of non-interest income is service fees on deposit accounts, which totaled $671,000 for the three months ended March 31, 1997 as compared to $528,000 for the same period in 1996. This increase reflects management's focus on the generation of fee income through implementation of additional fees and increasing existing fees.

          Other income of $427,000 includes a $191,000 gain on the sale of GCB's Sullivan County Walmart branch in connection with the Company's continuous review of branch operations and market strategy.

          NON-INTEREST EXPENSE.   Control of non-interest expense also is an
important aspect in managing net income. Non-interest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total non-interest expense was $3,495,000 for the three months ended March 31, 1997 compared to $3,084,000 for the same period in 1996. Despite the increase in non-interest expense, the Company experienced an improvement in its efficiency ratio which declined from 49.11% at March 31, 1996 to 44.13% at March 31, 1997. The efficiency ratio illustrates how much it costs the Company to generate revenue; for example, it cost the Company 44.13 cents to generate one dollar of revenue for the three months ended March 31, 1997.

          Personnel costs are the primary element of the Company's non-interest expenses. For the three months ended March 31, 1997, salaries and benefits represented $2,055,000 or 58.8% of total noninterest expenses. This was an increase of $274,000 or 15.4% over the $1,781,000 for the three months ended March 31, 1996. At March 31, 1996, salaries and benefits represented 57.7% of total noninterest expenses. These increases were due to opening new branches requiring increased staff at varying experience and compensation levels and increased employee benefit costs. Overall, the number of full-time equivalent employees at March 31, 1997 was 248 versus 226 at March 31, 1996, an increase of 9.7%.

          Occupancy and furniture and equipment expense also increased during the three months ended March 31, 1997 compared to the same period in 1996 as the Company increased its size to 27 branches at March 31, 1997 from 21 branches at March 31, 1996.

          Other expenses increased by $77,000, or 10.1%, from the three months ended March 31, 1996 to the same period in 1997. This increase is reflective of the Company's new branches which required additional advertising, postage, telephone and other expenses.

CHANGES IN FINANCIAL CONDITION

          Total assets at March 31, 1997 were $496.1 million, an increase of $18.1 million, or 3.8%, over 1996's year end total assets of $478.0 million. Asset growth was funded primarily by increases in deposits.

          At March 31, 1997, loans, net of unearned income and allowance for loan losses, were $397.8 million compared to $381.3 million at December 31, 1996 and $326.8 million at March 31, 1996. Net loans increased $71.0 million, or 21.7% and $16.5 million, or 4.3%, from March 31, 1996 and December 31, 1996, respectively. The increases are primarily due to increases in commercial and installment lending, as well as additional real estate and consumer loans in the quarter ended March 31, 1997.

          Non-performing loans include non-accrual and classified loans. The Company has a policy of placing loans 90 days delinquent in non-accrual status and charging them off at 120 days past due. Other loans past due that are well secured and in the process of collection continue to be carried on the Company's balance sheet. The Company has aggressive collection practices in which senior management is much involved. Nonaccrual loans decreased by $19,000 during the three month period ended March 31, 1997.

          The Company maintains an investment portfolio to provide liquidity and earnings. Investments at March 31, 1997 had both an amortized cost and market value of $49.8 million. At year end 1996, investments with an amortized cost of $52.5 million had a market value of $52.3 million. This decrease, resulting from normal maturing of securities, was used to fund increases in the loan portfolio.

          The funds to support the Company's asset growth have been provided mainly by increased deposits, which were $422.6 million at March 31, 1997. This represents 3.4% increase from the deposits at year end 1996 of $408.7 million. The increase is primarily the result of the Company's aggressive efforts to attract new deposit customers, including the offering and advertising of highly competitive CD rates in selected regions of the Company's market area.

EFFECT OF NEW ACCOUNTING STANDARDS

          In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards ("SFAS") No. 128, Earnings Per Share," which
(I) replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS; (ii) requires dual representation of basic and diluted EPS on the face of the consolidated statements of income regardless of whether basic and diluted EPS are the same; and (iii) requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. SFAS No. 128 requires restatement of all prior-period EPS data presented. The Company does not anticipate that adoption of SFAS No. 128 will have any material effect on the Company's financial condition or the results of its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

Not applicable.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. Management currently is not aware of any material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.


Item 2.   Changes in Securities

          None.


Item 3.   Defaults upon Senior Securities

          None.


Item 4.   Submission of Matters to a Vote of Security Holders

          None


Item 5.   Other Information

          None.


Item 6.   Exhibits and Reports on Form 8-K

          (a)Exhibits

             Exhibit 27 Financial Data Schedule(for SEC use only)

          (b)Reports on Form 8-K

             None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: 5/8/97                              Greene County Bancshares, Inc.
     -------------                        ------------------------------
                                                    Registrant



Date: 5/8/97                               /s/
     -------------                        -------------------------------
                                          R. Stan Puckett
                                          President and CEO
                                          (Duly authorized officer)


Date: 5/8/97                               /s/
     -------------                        -------------------------------
                                          William F. Richmond
                                          Sr. Vice President and Chief
                                          Financial Officer
                                          (Principal financial and
                                          accounting officer)