Form 10-Q
period 1997-06-30
GREENE COUNTY BANCSHARES INC
filed 1997-08-08
CIK 764402

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


For Quarter ended June 30, 1997             Commission File Number
                                                   0-14289



                        GREENE COUNTY BANCSHARES, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



           Tennessee                               62-1222567
-------------------------------           ----------------------------
(State or other jurisdiction of           (IRS Employer Identification
 incorporated or organization)                       Number)


       Main & Depot Street
      Greeneville, Tennessee                         37743
----------------------------------------           ----------
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

        Condensed Consolidated Balance Sheets - June 30, 1997 and
        December 31, 1996.

        Condensed Consolidated Statements of Earnings - For the three and six months ended June 30, 1997 and 1996.

        Condensed Consolidated Statement of Stockholders' Equity- For the six months ended June 30, 1997.

        Condensed Consolidated Statements of Cash Flows - For the six months ended June 30, 1997 and 1996.

        Notes to Condensed Consolidated Financial Statements.

                GREENE COUNTY BANCSHARES,INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996

                                  (UNAUDITED)

                                               June 30,     December 31,
                                                 1997          1996*
                                               --------     ------------
                                                    (In Thousands)
                    ASSETS
                    ------
Cash and Due from Banks                          $20,335       $21,332
Federal Funds sold                                   716          -

Securities available-for-sale                     38,208        42,925
Securities held-to-maturity (with a market
  value of $8,192 on June 30, 1997
  and $9,418 on December 31, 1996)                 8,214         9,456

Loans                                            438,358       388,603
  Less: Allowance for Loan Losses                  8,244         7,331
                                                --------      --------

  Net Loans                                      430,114       381,272
                                                --------      --------
Bank Premises and Equipment, Net of
    Accumulated Depreciation                       9,752         9,839
Other Assets                                      14,225        13,224
                                                --------      --------

     Total Assets                               $521,564      $478,048
                                                ========      ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------
Deposits                                        $442,995      $408,722
Securities Sold under Repurchase Agreements
  and Short-Term Borrowed Funds                    8,951         3,272
Other Borrowings                                  13,062        15,805
Other Liabilities                                  7,216         4,524
                                                --------      --------

    Total Liabilities                            472,224       432,323
                                                --------      --------


             SHAREHOLDERS' EQUITY
             --------------------
Common Stock, par value $10, authorized
    1,000,000 shares; issued and outstanding
    451,500 and 451,485 shares at June 30, 1997
    and December 31, 1996, respectively            4,514         4,514
Paid in Capital                                    4,136         4,133
Retained Earnings                                 40,590        37,133
Net unrealized holding gains/(losses) on
    available-for-sale securities                    100           (55)
                                                --------      --------

    Total Shareholders' Equity                    49,340        45,725
                                                --------      --------

                                                $521,564      $478,048
                                                ========      ========

* Condensed from Audited Financial Statements.
See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES,INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                 (Dollars in thousands except per share data)

                                  (UNAUDITED)

                                                        Three Month     Six Months
                                                          Ended            Ended
                                                         June 30          June 30
                                                      1997     1996     1997     1996
                                                    -------  -------  -------  -------
Interest Income:
  Interest and Fees on Loans                        $11,116   $8,535  $21,448  $16,566
  Interest on Securities                                744      909    1,505    1,987
  Interest on Federal Funds Sold                         40      118       75      414
                                                    -------  -------  -------  -------
             Total Interest Income                   11,900    9,562   23,028   18,967

Interest Expense:
  Interest on Deposits                                4,363    3,687    8,421    7,552
  Interest on Short Term Borrowings                     291      150      551      262
                                                    -------  -------  -------  -------
            Total Interest Expense                    4,654    3,837    8,972    7,814
                                                    -------  -------  -------  -------
               Net Interest Income                    7,246    5,725   14,056   11,153

Provision for Loan Losses                               803      239    1,224      404
                                                    -------  -------  -------  -------
  Net Interest Income after
     Provision for Loan Losses                        6,443    5,486   12,832   10,749
                                                    -------  -------  -------  -------
Noninterest Income:
  Income from Fiduciary Activities                        7        7       18       25
  Service Charges and Other Fees                        744      791    1,415    1,300
  Security Gains(Losses)                                  2       (2)       2       (2)
  Other Income                                           96      323      523      648
                                                    -------  -------  -------  -------
                                                        849    1,119    1,958    1,971
Noninterest Expense:
  Salaries and Employee Benefits                      2,265    1,930    4,320    3,711
  Occupancy and Furniture and Equipment Expense         596      530    1,199    1,073
  Other Expenses                                      1,063      905    1,900    1,665
                                                    -------  -------  -------  -------
                                                      3,924    3,365    7,419    6,449
                                                    -------  -------  -------  -------
Earnings Before Income Taxes                          3,368    3,240    7,371    6,271

Income Taxes                                          1,270    1,312    2,785    2,377
                                                    -------  -------  -------  -------

Net income                                           $2,098   $1,928   $4,586   $3,894
                                                    =======  =======  =======  =======


Average Number of Shares Outstanding                452,582  447,911  452,581  446,270
Per Share of Common Stock:
  Net Earnings                                        $4.64    $4.30   $10.13    $8.73
                                                    =======  =======  =======  =======
  Dividends                                           $1.25    $1.12    $2.50    $2.24
                                                    =======  =======  =======  =======


See accompanying notes to Condensed Consolidated Financial Statements
(Unaudited).

                        GREENE COUNTY BANCSHARES, INC.
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                (IN THOUSANDS)

                                                                Net
                                                             Unrealized
                                                            Appreciation
                                                            on Available
                            Common     Paid in   Retained     for Sale
                             Stock     Capital   Earnings    Securities     Total
                            -------    -------   --------  -------------   -------
January 1, 1997              $4,514     $4,133    $37,133           ($55)  $45,725


Net income                     -          -         4,586       -            4,586

Change in unrealized
appreciation, net of tax       -          -          -               155       155

Dividends paid                 -          -        (1,129)      -           (1,129)

Exercise of incentive
stock options                  -             3       -          -                3
                            -------    -------   --------  -------------   -------

June 30, 1997                $4,514     $4,136    $40,590           $100   $49,340
                            =======    =======   ========  =============   =======


See Accompanying Notes to Condensed Consolidated Financial Statements(Unaudited)

                GREENE COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                (In Thousands)

                                                      June 30,          June 30,
                                                        1997              1996
                                                     ----------        ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES:
    Net Income                                         $  4,586          $  3,894
    Adjustments to reconcile net income to
    net cash provided by operating activities:
      Provision for loan losses                           1,224               404
      Provision for depreciation and amortization           581               570
      Amortization of investment security premiums,
        net of accretion                                    202               261
      Decrease in interest receivable                       212                58
      Increase in unearned income                         1,139               186
      Increase in other assets, net of intangibles       (1,466)             (899)
      Increase in accrued interest payable
        and other                                         1,921                23
                                                       --------          --------
      Net cash provided by operating activities           8,399             4,497
                                                       --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Net decrease in investment securities
        and federal funds                                 5,243            38,021
      Net increase in loans                             (50,894)          (32,255)
      Decrease (increase) in other real
        estate owned and other, net                         119               (55)
      Recoveries of loan losses                             240               350
      Fixed asset additions                                (187)           (1,282)
                                                       --------          --------
      Net cash used by investing activities             (45,479)            4,779
                                                       --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase (decrease) in demand deposits, NOW,
        money market and savings accounts                34,273            (4,233)
      Cash dividends paid                                (1,129)           (1,011)
      Exercise of stock options                               3               436
      Increase (decrease) in securities sold under
        agreements to repurchase                          5,679            (1,411)
      Decrease in other borrowings, net                  (2,743)           (1,207)
      Cash acquired in acquisition of subsidiary bank         -             1,730
      Professional fees related to stock rescission offer     -               (58)
      Acceptances of stock rescission offer                   -               (14)
                                                       --------          --------
      Net cash provided by financing activities          36,083            (5,768)
                                                       --------          --------
 NET INCREASE (DECREASE) IN CASH                           (997)            3,508
                                                       --------          --------
 CASH AT BEGINNING OF YEAR                               21,332            13,723
                                                       --------          --------
 CASH AT END OF QUARTER                                $ 20,335          $ 17,231
                                                       ========          ========

See Accompanying Notes to Condensed Consolidated Financial Statements(Unaudited)

                        GREENE COUNTY BANCSHARES, INC.
             Notes To Condensed Consolidated Financial Statements
             ----------------------------------------------------

1-Principles of Consolidation
-----------------------------

The accompanying unaudited consolidated financial statements of Greene County Bancshares, Inc. (the "Company") and its wholly owned subsidiaries, Greene County Bank ("GCB") and Premier Bank of East Tennessee ("PBET"), have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit and the results of operations for the interim period herein are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2-Allowance for Loan Losses
---------------------------

Transactions in the Allowance for Loan Losses for the six months ended June 30, 1997 were as follows:

                                             (In Thousands)
                                             --------------
Balance, January 1, 1997                        $7,331
Add(Deduct):
  Charge-offs                                     (551)
  Recoveries                                       240
  Provision                                      1,224
                                                ------
Balance, June 30, 1997                          $8,244
                                                ======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

GENERAL

        Greene County Bancshares, Inc. (the "Company") is the bank holding company for Greene County Bank ("GCB") and Premier Bank of East
Tennessee ("PBET"), and collectively referred to as the "Banks", which are Tennessee-chartered commercial banks that conduct the principal business of the Company. The Company also wholly owned American Fidelity Bank, whose assets were combined with Greene County Bank during 1996. In addition, Greene County Bank wholly owns a finance company, a mortgage company and an acceptance corporation.

LIQUIDITY AND CAPITAL RESOURCES

        LIQUIDITY. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company's primary source of liquidity is dividends paid by the Banks. Applicable Tennessee statutes and regulations impose restrictions on the amount of dividends that may be declared by the subsidiary Banks. Further, any dividend payments are subject to the continuing ability of each of the Banks to maintain their respective compliance with minimum federal regulatory capital requirements and to retain their characterization under federal regulations as "well-capitalized" institutions. In addition, the Company maintains a line of credit of $20 million with the Federal Home Loan Bank of Cincinnati.

        The Company's liquid assets include investment securities, federal funds sold, and cash and due from banks. These assets represented 14.5% of the total liquidity base at June 30, 1997, as compared to 17.2% at December 31, 1996. The liquidity base is generally defined to include deposits, securities sold under repurchase agreements and short-term borrowed funds and other borrowings.

        For the six months ended June 30, 1997, operating activities of the Company provided $8,399,000 of cash flows. Net income of $4,586,000, adjusted for non-cash operating activities, including $1,224,000 in provision for loan losses and amortization and depreciation of $581,000, provided the majority of the cash generated from operations.

        Investing activities, including lending, used $45,479,000 of the Company's cash flow during the six months ended June 30, 1997.

Loans originated net of principal collected used $50,894,000 in funds. The Company's decrease in investment securities and federal funds sold provided $5,243,000 in cash flows.

        Net additional cash inflows of $36,083,000 were provided by financing activities during the six months ended June 30, 1997. Net deposit growth accounted for $34,273,000 of the increase. Other increases arose from an increase in securities sold under agreements to repurchase in the amount of $5,679,000. Offsetting these increases were a net decrease in other borrowings of $2,743,000 and cash dividends paid to shareholders of $1,129,000.

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

        Shareholders' equity on June 30, 1997 was $49,340,000, an increase of $3,615,000 or 7.91%, from $45,725,000 on December 31, 1996. The increase in shareholders' equity reflects net income for the six months ended June 30, 1997 of $4,586,000 ($10.13 per share), the increase in equity associated with the increase in the value of securities available for sale of $155,000 and proceeds from the exercise of stock options during the six months ended June 30, 1997 totaling $3,000. This increase was offset by quarterly dividend payments during the six months ended June 30, 1997 totaling $1,129,000 ($2.24 per share).

        Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. At June 30, 1997, the Company and the Banks each satisfied their respective minimum regulatory capital requirements, and each of the Banks was "well-capitalized" within the meaning of federal regulatory requirements.

================================================================================
                                  Capital Ratios at June 30, 1997
                                -------------------------------------
                                Required
                                Minimum
                                 Ratio      Company     GCB     PBET
                                --------    -------    ------  ------

Tier 1 risk-based capital        4.00%       11.06%    11.43%  10.96%

Total risk-based capital         8.00%       12.32%    12.69%  12.21%

Leverage Ratio                   4.00%        9.47%     9.78%   8.63%
================================================================================

CHANGES IN RESULTS OF OPERATIONS

        NET INCOME. Net income for the three and six months ended June 30, 1997 was $2,098,000 and $4,586,000, respectively, an increase of $170,000, or 8.8%
and $692,000, or 17.8%, as compared to net income of $1,928,000 and $3,894,000, respectively, for the same periods in 1996.

        The increase for the three months ended June 30, 1997 resulted primarily from an increase in net interest income of $1,521,000, or 26.6%, to $7,246,000 for the three months ended June 30, 1997 from $5,725,000 for the same period in 1996. The increase in net interest income reflects the Company's continued growth in loan production through its expanding branch network, primarily through increases in commercial and other real estate loans, and in consumer loans. These increases were offset in part by the $161,000 or 15.9% decrease in non-interest income to $849,000 for the three months ended June 30, 1997 from $1,119,000 for the same period in 1996, attributable primarily to reductions in gains on sale of other real estate owned and computer fees. Further offsetting the increase in net interest income was the $559,000, or 16.6%, increase in non-interest expense to $3,924,000 for the three months ended June 30, 1997 from $3,365,000 for the same period in 1996, attributable primarily to increasing compensation and fixed asset expenses associated with the growth of the Company's branch network. In addition, the Company increased its provision for loan losses by $564,000, or 136%, to $803,000 for the three months ended June 30, 1997 compared to $239,000 for the same period in 1996.

        The increase for the six months ended June 30, 1997 resulted primarily from an increase in net interest income of $2,903,000, or 26.0%, to $14,056,000 for the six months ended June 30, 1997 from $11,153,000 for the same period in 1996. This increase reflects the same basic trends in existence during the three months ended June 30, 1997. These increases were offset in part by the $970,000, or 15.0%, increase in non-interest expense to $7,419,000 for the six months ended June 30, 1997 from $6,449,000 for the same period in 1996, again primarily attributable to increasing compensation and fixed asset expenses associated with the growth of the Company's branch network. Further, the Company increased its provision for loan losses by $820,000, or 103%, to $1,224,000 for the six months ended June 30, 1997 from $404,000 for the same period in 1996.

        NET INTEREST INCOME. The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected in part by management's responses to changes in interest rates through asset/liability management. During the three and six months ended June 30, 1997, net interest income, before provision for loan losses, was $7,246,000 and $14,056,000, respectively, as compared to $5,725,000 and $11,153,000 for the same periods in 1996, representing increases of 26.6% and 26.0%, respectively. With respect to the three months ended June 30, 1997, this increase was due primarily to an increase in volume and yield of interest-earning assets, offset by increased costs and balances of interest-bearing liabilities. With respect to the six months ended June 30, 1997, this increase was due primarily to an increase in volume and yield of interest-earning assets, offset primarily by increased balances of interest-bearing liabilities.

        PROVISION FOR LOAN LOSSES. During the three and six month periods ended June 30, 1997, loan charge-offs were $288,000 and $551,000, and recoveries of charged-off loans were $113,000 and $240,000, respectively. The Company's provision for loan losses increased to $803,000 and $1,224,000 for the three and six month periods ended June 30, 1997, respectively, from $239,000 and $404,000 for the respective periods in 1996. Further, the Company's allowance for loan losses increased to $8,244,000 at June 30, 1997 from $7,331,000 at December 31, 1996. Management attributes the increase in both the provision for loan losses and the allowance for loan losses to several factors, including a)the increasing consumer loan portfolio in Greene County Bank's consumer finance subsidiary, as consumer loans are generally considered to carry a higher risk of loss than commercial and housing loans, b)an anticipated downturn in the business cycle and attendant increases in net charge-offs, c)the Company's more aggressive identification of potential problem loans and the inclusion of the risk associated with such loans in the determination of the Company's allowance for loan losses, and d)the perceived risk associated with commercial loans originated by the Company which tend to have higher individual balances and which management believes are more susceptible to delinquency than mortgage installment and installment real estate loans. The ratio of the allowance for loan losses to nonperforming assets was 403.64% and 315.27% at June 30, 1997 and December 31, 1996, respectively, and the ratio of nonperforming assets to total assets was .39% and .49% at June 30, 1997 and December 31, 1996, respectively.

        NON-INTEREST INCOME.   Income that is not related to interest-earning
assets, consisting primarily of service charges, commissions and fees, has become an important supplement to the traditional method of earning income through interest rate spreads.

        Total non-interest income for the three and six month periods ended June 30, 1997 was $849,000 and $1,958,000, respectively, as compared to $1,119,000 and $1,971,000 for the same periods in 1996. The largest component of non-interest income is service charges and other fees, which totaled $744,000 and $1,415,000, respectively, for the three and six month periods ended June 30, 1997, as compared to $791,000 and $1,300,000, respectively, for the same periods in 1996. The $47,000, or 5.9%, decrease for the three months ended June 30, 1997 compared to the same period in 1996, reflecting principally a decline in appraisal fees and certain insurance commissions. Service charges and fees for the six months ended June 30, 1997 increased $115,000, or 8.85%, from the same period in 1996, reflective of management's focus on the generation of fee income through implementation of additional fees and increasing existing fees.

        Other income for the three and six month periods ended June 30, 1997 was $96,000 and $523,000, respectively, as compared to $323,000 and $648,000 for the same periods in 1996. With respect to the three months ended June 30, 1997, the decrease of $227,000 is primarily explained by a)approximately $180,000 in gains on sales of other real estate owned generated in the three months ended June 30, 1996, and b)approximately $68,000 in revenue from a minority ownership position in an insurance company recorded in the three months ended June 30, 1996 as opposed to being recorded in the first quarter of 1997.

        The $125,000 decrease in other income for the six months ended June 30, 1997 as compared to the same period in 1996 is explained primarily by a)an approximate $324,000 decrease in gains on sales of other real estate owned for the six months ended June 30, 1997 vs. the same period in 1996, and b)an approximate $191,000 gain on the sale of GCB's Sullivan County Walmart branch in connection with the Company's continuous review of branch operations and market strategy.

        NON-INTEREST EXPENSE.   Control of non-interest expense also is an
important aspect in managing net income. Non-interest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total non-interest expense increased to $3,924,000 and $7,419,000 for the three and six month periods ended June 30, 1997, respectively, as compared to $3,365,000 and $6,449,000 for the same periods in 1996. These increases totaled $559,000, or 16.6%, and $970,000, or 15.0%, for the three and six month periods ended June 30, 1997, respectively. Despite the increase in non-interest expense, the Company experienced an improvement in its efficiency ratio which declined from 49.14% at June 30, 1996 to 46.33% at June 30, 1997. The efficiency ratio illustrates how much it costs the Company to generate revenue; for example, it cost the Company 46.33 cents to generate one dollar of revenue for the six months ended June 30, 1997.

        Personnel costs are the primary element of the Company's non-interest expenses. For the three and six month periods ended June 30, 1997, salaries and benefits represented $2,265,000, or 57.7%, and $4,320,000, or 58.2%, of total noninterest expenses, respectively. This was an increase of $335,000, or 17.4%, and $609,000, or 16.4%, over the $1,930,000 and $3,711,000 for the three and six month periods ended June 30, 1996. At June 30, 1996, salaries and benefits represented 57.5% of total noninterest expenses. These increases were due to opening new branches requiring increased staff at varying experience and compensation levels and increased employee benefit costs. Overall, the number of full-time equivalent employees at June 30, 1997 was 250 versus 240 at June 30, 1996, an increase of 4.2%.

        Occupancy and furniture and equipment expense also increased during the three and six month periods ended June 30, 1997 compared to the same periods in 1996 as the Company increased its size to 29 branches at June 30, 1997, including two offices of a GCB finance company subsidiary which opened effective July 1, 1997, from 25 branches at June 30, 1996.

        Other expenses for the three and six month periods ended June 30, 1997 were $1,063,000 and $1,900,000, increases of $158,000, or 17.5%, and $235,000, or 14.1%, respectively, from the same periods in 1996. These increases are reflective of the Company's new branches which required additional advertising, postage, telephone and other expenses.

CHANGES IN FINANCIAL CONDITION

        Total assets at June 30, 1997 were $521.6 million, an increase of $43.6 million, or 9.1%, over 1996's year end total assets of $478.0 million. Asset growth was funded primarily by increases in deposits.

        At June 30, 1997, loans, net of unearned income and allowance for loan losses, were $430.1 million compared to $381.3 million at December 31, 1996 and $340.0 million at June 30, 1996. Net loans increased $90.1 million, or 26.5% and $48.8 million, or 12.8%, from June 30, 1996 and December 31, 1996, respectively. The increases are primarily due to increases in commercial and other real estate lending, as well as additional consumer loans in the six months ended June 30, 1997.

        Non-performing loans include non-accrual and classified loans. The Company has a policy of placing loans 90 days delinquent in non-accrual status and charging them off at 120 days past due. Other loans past due that are well secured and in the process of collection continue to be carried on the Company's balance sheet. The Company has aggressive collection practices in which senior management is much involved. Nonaccrual loans increased by $12,000, or 1.9%, during the six months ended June 30, 1997, while net loans increased 12.8% during the same period.

        The Company maintains an investment portfolio to provide liquidity and earnings. Investments at June 30, 1997 had an amortized cost of $46.3 million and a market value of $46.4 million. At year end 1996, investments with an amortized cost of $52.5 million had a market value of $52.3 million. This decrease, resulting from normal maturing of securities and the sale of one security by PBET for liquidity reasons, was used to fund increases in the loan portfolio.

        The funds to support the Company's asset growth have been provided mainly by increased deposits, which were $443.0 million at June 30, 1997. This represents an 8.7% increase from the deposits at year end 1996 of $408.7 million. The increase is primarily the result of the Company's aggressive efforts to attract new deposit customers, including the offering and advertising of highly competitive CD rates in selected regions of the Company's market area.

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

        None.


Item 3. Defaults upon Senior Securities

        None.


Item 4. Submission of Matters to a Vote of Security Holders

        (a) The 1997 Annual Meeting of Shareholders of the Company was held on April 22, 1997.

        (b) Not applicable.

        (c) All current directors were re-elected for one-year terms by shareholders at the Annual Meeting. There were 296,672 shares represented at the Annual Meeting, either in person or by proxy, and there were no dissenting votes. All such shares were voted for election of each of the Company's directors. The names of the directors are as follows:


            Phil M. Bachman         Jerald K. Jaynes
            Charles S. Brooks       Terry Leonard
            Ralph T. Brown          Harrison Lamons
            W.T. Daniels            Patrick A. Norris
            J.W. Douthat            R. Stan Puckett
            James A. Emory          Davis Stroud
            Helen Horner


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


Date: 8/8/97                          Greene County Bancshares, Inc.
      ------                          ------------------------------
                                               Registrant



Date: 8/8/97                          /s/
      ------                          ------------------------------
                                      R. Stan Puckett
                                      President and CEO
                                      (Duly authorized officer)


Date: 8/8/97                          /s/
      ------                          ------------------------------
                                      William F. Richmond
                                      Sr. Vice President and Chief
                                      Financial Officer
                                      (Principal financial and
                                      accounting officer)