Form 10-Q
period 1997-09-30
GREENE COUNTY BANCSHARES INC
filed 1997-11-07
CIK 764402

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


For Quarter ended September 30, 1997                 Commission File Number
                                                             0-14289


                        GREENE COUNTY BANCSHARES, INC.
                        ------------------------------
            (Exact name of Registrant as specified in its charter)



                  Tennessee                           62-1222567
        -------------------------------    --------------------------------
        (State or other jurisdiction of      (IRS Employer Identification
         incorporated or organization)                  Number)


              Main & Depot Street
            Greeneville, Tennessee                      37743
        ------------------------------     --------------------------------
             (Address of principal                    (Zip Code)
               executive offices)

Registrant's telephone number, including area code 423-639-5111
                                                   ---------------

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


Indicate the number or shares outstanding of each of the Issuers classes of common stock as of the latest practicable date: 1,354,500.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

The unaudited condensed consolidated financial statements of the Registrant and its wholly-owned subsidiaries are as follows:

     Condensed Consolidated Balance Sheets - September 30, 1997 and December 31, 1996.

     Condensed Consolidated Statements of Earnings - For the three and nine months ended September 30, 1997 and 1996.

     Condensed Consolidated Statement of Stockholders' Equity- For the nine months ended September 30, 1997.

     Condensed Consolidated Statements of Cash Flows - For the nine months ended September 30, 1997 and 1996.

     Notes to Condensed Consolidated Financial Statements.

                GREENE COUNTY BANCSHARES,INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                   September 30, 1997 and December 31, 1996

                                                                   (UNAUDITED)
                                                            September 30, December 31,
                                                               1997          1996*
                                                            -----------   -----------
                                                                  (In Thousands)
                           ASSETS
                           ------
Cash and Due from Banks                                         $16,883       $21,332
Federal Funds sold                                                  219          -

Securities available-for-sale                                    36,435        42,925
Securities held-to-maturity (with a market value of $7,711
  on September 30, 1997 and $9,418 on December 31, 1996).         7,726         9,456

Loans                                                           452,564       388,603
  Less: Allowance for Loan Losses                                 9,026         7,331

  Net Loans                                                     443,538       381,272

Bank Premises and Equipment, Net of
    Accumulated Depreciation                                      9,785         9,839
Other Assets                                                     14,219        13,224

     Total Assets                                              $528,805      $478,048
                                                             ----------    ----------

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
Deposits                                                       $455,294      $408,722
Securities Sold under Repurchase Agreements
  and Short-Term Borrowed Funds                                   1,599         3,272
Other Borrowings                                                 12,994        15,805
Other Liabilities                                                 8,235         4,524

    Total Liabilities                                           478,122       432,323
                                                             ----------    ----------

               SHAREHOLDERS' EQUITY
               --------------------
Common Stock, par value $10, authorized 3,000,000 shares;
  issued and outstanding 1,354,500 and 1,354,455 shares at
  September 30, 1997 and December 31, 1996, respectively         13,544         4,514
Paid in Capital                                                   4,136         4,133
Retained Earnings                                                32,890        37,133
Net unrealized holding gains/(losses) on
  available-for-sale securities                                     113           (55)
                                                             ----------    ----------
    Total Shareholders' Equity                                   50,683        45,725
                                                             ----------    ----------
                                                               $528,805      $478,048
                                                             ----------    ----------

* Condensed from Audited Financial Statements.
See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES,INC.
                 Condensed Consolidated Statements of Earnings
            Three and Nine Months Ended September 30, 1997 and 1996

                 (Dollars in thousands except per share data)
                 --------------------------------------------

                                                                (UNAUDITED)
                                                    Three Months        Nine Months
                                                       Ended               Ended
                                                    September 30        September 30
                                                  1997      1996      1997      1996
                                                --------  --------  --------  --------
Interest Income:
  Interest and Fees on Loans                     $11,908    $9,024   $33,356   $25,590
  Interest on Securities                             751       769     2,256     2,756
  Interest on Federal Funds Sold                      19        82        94       496
                                                --------  --------  --------   -------
      Total Interest Income                       12,678     9,875    35,706    28,842

Interest Expense:
  Interest on Deposits                             4,734     3,727    13,155    11,279
  Interest on Short Term Borrowings                  242       181       793       443
                                                --------  --------  --------   -------
      Total Interest Expense                       4,976     3,908    13,948    11,722
                                                --------  --------  --------   -------
      Net Interest Income                          7,702     5,967    21,758    17,120

Provision for Loan Losses                          1,183       409     2,407       813
                                                --------  --------  --------   -------
  Net Interest Income after
   Provision for Loan Losses                       6,519     5,558    19,351    16,307
                                                --------  --------  --------   -------
Noninterest Income:
  Income from Fiduciary Activities                     8        11        26        36
  Service Charges and Other Fees                     873       688     2,288     1,988
  Security Gains(Losses)                               0         0         2        (2)
  Other Income                                        81       190       604       838
                                                --------  --------  --------   -------
                                                     962       889     2,920     2,860
Noninterest Expense:
  Salaries and Employee Benefits                   2,520     1,942     6,840     5,653
  Occupancy and Furniture and Equipment Expense      653       561     1,852     1,634
  Other Expenses                                   1,204     1,011     3,104     2,676
                                                --------  --------  --------   -------
                                                   4,377     3,514    11,796     9,963
                                                --------  --------  --------   -------
Earnings Before Income Taxes                       3,104     2,933    10,475     9,204

Income Taxes                                       1,210     1,095     3,995     3,472
                                                --------  --------  --------   -------
Net income                                        $1,894    $1,838    $6,480    $5,732
                                                ========  ========  ========   =======


Average Number of Shares Outstanding           1,358,345 1,355,589 1,357,980 1,344,483
Per Share of Common Stock:
  Net Earnings                                     $1.39     $1.36     $4.77     $4.26
                                                ========  ========  ========   =======
  Dividends                                        $0.42     $0.37     $1.25     $1.12
                                                ========  ========  ========   =======

See accompanying notes to Condensed Consolidated Financial Statements
(Unaudited).

                        GREENE COUNTY BANCSHARES, INC.
           Condensed Consolidated Statement of Shareholders' Equity
                 For the Nine Months Ended September 30, 1997

                                (In Thousands)
                                  (UNAUDITED)

                                                                         Net
                                                                      Unrealized
                                                                Appreciation
                                                                on Available
                                 Common    Paid in    Retained    for Sale
                                  Stock    Capital    Earnings   Securities   Total
                                --------   -------    --------   ----------   -------
December 31, 1996                 $4,514    $4,133     $37,133        ($55)   $45,725

Net income                           -          -        6,480          -       6,480

3-for-1 stock split, effected as
200% stock dividend                9,030        -       (9,030)         -           -

Change in unrealized
appreciation, net of tax             -          -          -           168        168

Dividends paid                       -          -       (1,693)                (1,693)

Exercise of incentive
stock options                        -           3         -            -           3
                                --------   -------    --------   ---------   --------
September 30, 1997               $13,544    $4,136     $32,890        $113    $50,683
                                ========   =======    ========   =========    =======

See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                GREENE COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
             For the Nine Months Ended September 30, 1997 and 1996
                                (In Thousands)

                                                                    (UNAUDITED)
                                                         September 30,        September 30,
                                                              1997                 1996
                                                         ------------         ------------
Net Cash Provided By Operating Activities:
    Net Income                                               $  6,480             $  5,732
    Adjustments to reconcile net income to
     net cash provided by operating activities:
      Provision for loan losses                                 2,407                  813
      Provision for depreciation and amortization                 893                  874
      Amortization of investment security premiums,
        net of accretion                                          298                  418
      Increase in interest receivable                            (519)                (181)
      Increase in unearned income                               1,719                  183
      Increase in other assets, net of intangibles               (798)              (1,089)
      Increase (decrease) in accrued interest payable
       and other                                                2,273               (1,204)
                                                            ---------            ---------
      Net cash provided by operating activities                12,753                5,546
                                                            ---------            ---------

Cash Flows From Investing Activities:
    Net decrease in investment securities
     and federal funds                                          8,001               42,998
    Net increase in loans                                     (65,680)             (50,341)
    Decrease (increase) in other real
     estate owned and other, net                                  121                  (74)
    Recoveries of loan losses                                     408                  615
    Fixed asset additions                                        (450)              (1,346)
                                                            ---------            ---------
    Net cash used by investing activities                     (57,600)              (8,148)
                                                            ---------            ---------

Cash Flows From Financing Activities:
    Net increase in demand deposits, NOW,
     money market and savings accounts                         46,572                2,331
    Cash dividends paid                                        (1,693)              (1,516)
    Exercise of stock options                                       3                  484
    (Decrease) increase in securities sold under
     agreements to repurchase                                  (1,673)               1,093
    (Decrease) increase in other borrowings, net               (2,811)               3,429
    Cash acquired in acquisition of subsidiary bank              -                   1,730
    Professional fees related to stock rescission offer          -                     (66)
    Acceptances of stock rescission offer                        -                     (14)
                                                            ---------            ---------
    Net cash provided by financing activities                  40,398                7,471
                                                            ---------            ---------
 Net Increase (Decrease) in Cash                               (4,449)               4,869
                                                            ---------            ---------
 Cash at beginning of period                                   21,332               13,723
                                                            ---------            ---------
 Cash at end of quarter                                       $16,883             $ 18,592
                                                            =========            =========

      See accompanying notes to Condensed Consolidated Financial Statements (Unaudited)

                        GREENE COUNTY BANCSHARES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


1-PRINCIPLES OF CONSOLIDATION
-----------------------------

The accompanying unaudited condensed consolidated financial statements of Greene County Bancshares, Inc. (the "Company") and its wholly owned subsidiaries, Greene County Bank ("GCB") and Premier Bank of East Tennessee("PBET"), have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit and the results of operations for the interim period herein are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2-ALLOWANCE FOR LOAN LOSSES
---------------------------

Transactions in the Allowance for Loan Losses for the nine months ended September 30, 1997 were as follows:

                               (In Thousands)
                               --------------

Balance, January 1, 1997           $ 7,331

Add(Deduct):
 Charge-offs                        (1,120)
 Recoveries                            408
 Provision                           2,407
                                   -------

Balance, September 30, 1997        $ 9,026
                                   =======

3-STOCK SPLIT
-------------

On September 5, 1997, the Company announced a 3-for-1 stock split effected in the form of a 200% stock dividend, payable on October 3, 1997 to shareholders of record as of September 19, 1997. All references to the outstanding number of shares and earnings/dividends per share have been restated to reflect the split.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------


CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document are advised that the document contains both statements of historical facts and forward looking statements. Forward looking statements are subject to various risks and uncertainties, which could cause actual results to differ materially from those indicated from the statements. Examples of forward looking statements include but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products or methodology or predictions of actions by customers, suppliers, or competitors, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company and its business.

     This document also identifies important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the Company's ability to increase yield and to reduce product unit costs, price competition, other actions of competitors, infringement of intellectual property rights of the Company or others, the effects of government regulation, both foreign and domestic, possible delays in the introduction of new products, customer acceptance of products or services and other factors.

     The cautionary statements made pursuant to the Private Securities Litigation Reform Act of 1995 above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of such Act. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause actual results to differ materially from those indicated by the forward looking statements.

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

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company's primary source of liquidity is dividends paid by the Banks. Applicable Tennessee statutes and regulations impose restrictions on the amount of dividends that may be declared by the subsidiary Banks. Further, any dividend payments are subject to the continuing ability of each of the Banks to maintain their respective compliance with minimum federal regulatory capital requirements and to retain their characterization under federal regulations as "well-capitalized" institutions. In addition, the Company maintains a line of credit of $20 million with the Federal Home Loan Bank of Cincinnati, all of which was available at September 30, 1997.

     The Company's liquid assets include investment securities, federal funds sold, and cash and due from banks. These assets represented 9.4% of the total liquidity base at September 30, 1997, as compared to 17.2% at December 31, 1996. The liquidity base is generally defined to include deposits, securities sold under repurchase agreements and short-term borrowed funds and other borrowings.

     For the nine months ended September 30, 1997, operating activities of the Company provided $12,753,000 of cash flows. Net income of $6,480,000, adjusted for non-cash operating activities, including $2,407,000 in provision for loan losses and amortization and depreciation of $893,000, provided the majority of the cash generated from operations.

     Investing activities, including lending, used $57,600,000 of the Company's cash flow during the nine months ended September 30, 1997. Loans originated net of principal collected used $65,680,000 in funds. The Company's decrease in investment securities and federal funds sold provided $8,001,000 in cash flows.

     Net additional cash flows of $40,398,000 were provided by financing activities during the nine months ended September 30, 1997. Net deposit growth accounted for $46,572,000 of the increase. Offsetting this increase were net decreases in securities sold under agreements to repurchase and other borrowings of $1,673,000 and $2,811,000, respectively. Cash dividends paid to shareholders of $1,693,000 constituted an additional reduction in cash flows from financing activities.

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

     Shareholders' equity on September 30, 1997 was $50,683,000, an increase of $4,958,000 or 10.84%, from $45,725,000 on December 31, 1996. The increase in shareholders' equity reflects net income for the nine months ended September 30, 1997 of $6,480,000 ($4.77 per share), the increase in equity associated with the increase in the value of securities available for sale of $168,000 and proceeds from the exercise of stock options during the nine months ended September 30, 1997 totaling $3,000. This increase was offset by quarterly dividend payments during the nine months ended September 30, 1997 totaling $1,693,000 ($1.25 per share).

     Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. At September 30, 1997, the Company and the Banks each satisfied their respective minimum regulatory capital requirements, and each of the Banks was "well-capitalized" within the meaning of federal regulatory requirements.


              Capital Ratios at September 30, 1997
---------------------------------------------------------------
                             Required
                              Minimum   Company    GCB     PBET
                               Ratio
--------------------------------------  --------  ------  -----
Tier 1 risk-based capital        4.00%    11.17%  11.50%  11.13%
--------------------------------------  --------  ------  -----
Total risk-based capital         8.00%    12.43%  12.76%  12.39%
--------------------------------------  --------  ------  -----
Leverage Ratio                   4.00%     9.53%   9.86%   8.71%
--------------------------------------  --------  ------  -----

CHANGES IN RESULTS OF OPERATIONS

     NET INCOME. Net income for the three and nine months ended September 30, 1997 was $1,894,000 and $6,480,000, respectively, an increase of $56,000, or
3.0% and $748,000, or 13.0%, as compared to net income of $1,838,000 and $5,732,000, respectively, for the same periods in 1996.

     The increase for the three months ended September 30, 1997 resulted primarily from an increase in net interest income of $1,735,000, or 29.1%, to $7,702,000 for the three months ended September 30, 1997 from $5,967,000 for the same period in 1996. The increase in net interest income reflects the Company's continued growth in loan production through its expanding branch network, primarily through increases in consumer and other real estate loans. These increases were offset in part by the increase in non-interest expense to $4,377,000 for the three months ended September 30, 1997 from $3,514,000 for the same period in 1996, attributable primarily to increasing compensation and fixed asset expenses associated with the growth of the Company's branch network. In addition, the Company increased its provision for loan losses by $774,000, or 189.2%, to $1,183,000 for the three months ended September 30, 1997 compared to $409,000 for the same period in 1996.

     The increase for the nine months ended September 30, 1997 resulted primarily from an increase in net interest income of $4,638,000, or 27.1%, to $21,758,000 for the nine months ended September 30, 1997 from $17,120,000 for the same period in 1996. This increase reflects the same basic trends in existence during the three months ended June 30, 1997. These increases were offset in part by the $1,833,000, or 18.4%, increase in non-interest expense to $11,796,000 for the nine months ended September 30, 1997 from $9,963,000 for the same period in 1996, again primarily attributable to increasing compensation and fixed asset expenses associated with the growth of the Company's branch network. Further, the Company increased its provision for loan losses by $1,594,000, or 196.1%, to $2,407,000 for the nine months ended September 30, 1997 from $813,000 for the same period in 1996.

     NET INTEREST INCOME. The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected in part by management's responses to changes in interest rates through asset/liability management. During the three and nine months ended September 30, 1997, net interest income, before provision for loan losses, was $7,702,000 and $21,758,000, respectively, as compared to $5,967,000 and $17,120,000 for the same periods in 1996, representing increases of 29.1% and 27.1%, respectively. With respect to the three and nine months ended September 30, 1997, this increase was due primarily to an increase in volume and yield of interest-earning assets, offset by increased costs and balances of interest-bearing liabilities.

     PROVISION FOR LOAN LOSSES. During the three and nine month periods ended September 30, 1997, loan charge-offs were $569,000 and $1,120,000, and recoveries of charged-off loans were $168,000 and $408,000, respectively. The Company's provision for loan losses increased to $1,183,000 and $2,407,000 for the three and nine month periods ended September 30, 1997, respectively, from $409,000 and $813,000 for the respective periods in 1996. Further, the Company's allowance for loan losses increased to $9,026,000 at September 30, 1997 from $7,331,000 at December 31, 1996. Management attributes the increase in both the provision for loan losses and the allowance for loan losses to several factors, including a)the increasing consumer loan portfolio in Greene County Bank's consumer finance subsidiary, as consumer loans are generally considered to carry a higher risk of loss than commercial and housing loans, b)an anticipated downturn in the business cycle and attendant increases in net charge-offs, c)the Company's more aggressive identification of potential problem loans and the inclusion of the risk associated with such loans in the determination of the Company's allowance for loan losses, and d)the perceived risk associated with commercial loans originated by the Company which tend to have higher individual balances and which management believes are more susceptible to delinquency than mortgage installment and installment real estate loans. The ratio of the allowance for loan losses to nonperforming assets was 304.73% and 315.27% at September 30, 1997 and December 31, 1996, respectively, and the ratio of nonperforming assets to total assets was .56% and .49% at September 30, 1997 and December 31, 1996, respectively.

     NON-INTEREST INCOME. Income that is not related to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important supplement to the traditional method of earning income through interest rate spreads.

     Total non-interest income for the three and nine month periods ended September 30, 1997 was $962,000 and $2,920,000, respectively, as compared to $889,000 and $2,860,000 for the same periods in 1996. The largest component of non-interest income is service charges and other fees, which totaled $873,000 and $2,288,000, respectively, for the three and nine month periods ended September 30, 1997, as compared to $688,000 and $1,988,000, respectively, for the same periods in 1996. The $73,000, or 8.2%, and $60,000, or 2.1%, increases for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996 reflect management's focus on the generation of fee income through implementation of additional fees and increasing existing fees.

     Other income for the three and nine month periods ended September 30, 1997 was $81,000 and $604,000, respectively, as compared to $190,000 and $838,000 for the same periods in 1996. With respect to the three months and nine months ended September 30, 1997, the decreases of $109,000 and $234,000, respectively, are primarily due to reductions in gains on sales of other real estate owned and in data processing fees. With respect to the reduction in data processing fees, management does not anticipate the loss in revenue to be material when coupled with the attendant reduction in operating personnel.

     NON-INTEREST EXPENSE. Control of non-interest expense also is an important aspect in managing net income. Non-interest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total non-interest expense increased to $4,377,000 and $11,796,000 for the three and nine month periods ended September 30, 1997, respectively, as compared to $3,514,000 and $9,963,000 for the same periods in 1996. These increases totaled $863,000, or 24.6%, and $1,833,000, or 18.4%, for the three and nine month periods ended September 30, 1997, respectively. The increase in non-interest expense was more than offset by the Company's related increase in revenue, as reflected in the improvement in the Company's efficiency ratio from 49.86% at September 30, 1996 to 47.80% at September 30, 1997. The efficiency ratio illustrates how much it costs the Company to generate revenue; for example, it cost the Company 47.80 cents to generate one dollar of revenue for the nine months ended September 30, 1997, as compared to 49.86 cents during the same period in 1996.

     Personnel costs are the primary element of the Company's non-interest expenses. For the three and nine month periods ended September 30, 1997, salaries and benefits represented $2,520,000, or 57.6%, and $6,840,000, or 58.0%, of total noninterest expenses, respectively. This was an increase of $578,000, or 29.8%, and $1,187,000, or 21.0%, over the $1,942,000 and $5,653,000 for the three and nine month periods ended September 30, 1996. At September 30, 1996, salaries and benefits represented 56.7% of total noninterest expenses. These increases were due to opening new branches requiring increased staff at varying experience and compensation levels and increased employee benefit costs. Overall, the number of full-time equivalent employees at September 30, 1997 was 266 versus 242 at September 30, 1996, an increase of 9.9%.

     Occupancy and furniture and equipment expense also increased during the three and nine month periods ended September 30, 1997 compared to the same periods in 1996 as the Company increased its size to 29 branches at September 30, 1997, from 26 branches at September 30, 1996.

     Other expenses for the three and nine month periods ended September 30, 1997 were $1,204,000 and $3,104,000, increases of $193,000, or 19.1%, and
$428,000, or 16.0%, respectively, from the same periods in 1996. These increases are reflective of the Company's new branches which required additional advertising, postage, telephone and other expenses.

CHANGES IN FINANCIAL CONDITION

     Total assets at September 30, 1997 were $528.8 million, an increase of $50.8 million, or 10.6%, over 1996's year end total assets of $478.0 million. Asset growth was funded primarily by increases in deposits.

     At September 30, 1997, loans, net of unearned income and allowance for loan losses, were $443.5 million compared to $381.3 million at December 31, 1996. Net loans increased $62.2 million, or 16.3%, from December 31, 1996. The increase is primarily due to increases in commercial and other real estate lending, as well as additional consumer loans in the nine months ended September 30, 1997.

     Non-performing loans include non-accrual and classified loans. The Company has a policy of placing loans 90 days delinquent in non-accrual status and charging them off at 120 days past due. Other loans past due that are well secured and in the process of collection continue to be carried on the Company's balance sheet. The Company has aggressive collection practices in which senior management is actively involved. Nonaccrual loans increased by $210,000, or 34.1%, during the nine months ended September 30, 1997, representing only .34% of the increase in net loans of $62.2 million during the same period.

     The Company maintains an investment portfolio to provide liquidity and earnings. Investments at September 30, 1997 had both an amortized cost and market value of $ 44.1 million. At year end 1996, investments with an amortized cost of $52.5 million had a market value of $52.3 million. This decrease, resulting from normal maturing of securities and the sale of one security by PBET for liquidity reasons, was used to fund increases in the loan portfolio.

     The funds to support the Company's asset growth have been provided mainly by increased deposits, which were $455.3 million at September 30, 1997. This represents an 11.4% increase from the deposits at year end 1996 of $408.7 million. The increase is primarily the result of the Company's aggressive efforts to attract new deposit customers, including the offering and advertising of highly competitive CD rates in selected regions of the Company's market area.

EFFECT OF NEW ACCOUNTING STANDARDS

     In February, 1997, the financial Accounting standards Board issued statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which (i) replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS; (ii) requires dual presentation of basic and diluted EPS on the face of the consolidated statements of income regardless of whether basic and diluted EPS are the same; and (iii) requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. SFAS 128 requires restatement of all prior-period EPS data presented. The Company does not anticipate that adoption of SFAS 128 will have any material effect on its financial condition or the results of its operations.

     In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components(revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company does not anticipate that adoption of SFAS 130 will have any material effect on its financial condition or the results of its operations.

     Also in June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments. This statement is effective for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company is currently evaluating the impact, if any, that the adoption of SFAS 131 will have on its disclosures regarding operating activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

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

          None.

Item 3.   Defaults upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          On September 5, 1997, the Company announced a 3-for-1 stock split effected in the form of a 200% stock dividend, payable on October 3, 1997 to shareholders of record as of September 19, 1997.

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


Date: 11/7/97                             Greene County Bancshares, Inc.
     ---------                            ------------------------------
                                                   Registrant


Date: 11/7/97                             /s/ R. Stan Puckett
     ---------                            -------------------------------
                                          R. Stan Puckett
                                          President and CEO
                                          (Duly authorized officer)


Date: 11/7/97                             /s/ William F. Richmond
     ----------                           -------------------------------
                                          William F. Richmond
                                          Sr. Vice President and Chief
                                          Financial Officer
                                          (Principal financial and
                                          accounting officer)