Form 10-K
period 1997-12-31
GREENE COUNTY BANCSHARES INC
filed 1998-03-30
CIK 764402

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________

Commission file number  0-14289
                       ---------

                         GREENE COUNTY BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          TENNESSEE                                     62-1222567
---------------------------------          ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

100 NORTH MAIN STREET, GREENEVILLE, TENNESSEE                37743
---------------------------------------------             ------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X_ NO____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant's voting stock is not regularly and actively traded in any established market, and there are no regularly quoted bid and asked prices for the registrant's common stock. Based upon recent negotiated trading of the common stock at a price of $107 per share, the registrant believes that the aggregate market value of the voting stock on March 25, 1998 was $144.9 million. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are not affiliates. On such date, 1,354,572 shares of the common stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

            The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

            1. Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1997.
                        (Parts I and II)

            2. Portions of Proxy Statement for 1998 Annual Meeting of Shareholders. (Part III)

                                     PART I

FORWARD-LOOKING STATEMENTS

            THIS ANNUAL REPORT ON FORM 10-K, INCLUDING ALL DOCUMENTS INCORPORATED HEREIN BY REFERENCE, CONTAINS FORWARD-LOOKING STATEMENTS. ADDITIONAL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS MAY BE MADE BY THE COMPANY FROM TIME TO TIME IN FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION OR OTHERWISE. THE WORDS "BELIEVE," "EXPECT," "SEEK," AND "INTEND" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE THE STATEMENT IS MADE. SUCH FORWARD-LOOKING STATEMENTS ARE WITHIN THE MEANING OF THAT TERM IN SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS MAY INCLUDE, BUT ARE NOT LIMITED TO, PROJECTIONS OF INCOME OR LOSS, EXPENDITURES, ACQUISITIONS, PLANS FOR FUTURE OPERATIONS, FINANCING NEEDS OR PLANS RELATING TO SERVICES OF THE COMPANY, AS WELL AS ASSUMPTIONS RELATING TO THE FOREGOING. FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, SOME OF WHICH CANNOT BE PREDICTED OR QUANTIFIED. FUTURE EVENTS AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN, CONTEMPLATED BY OR UNDERLYING THE FORWARD-LOOKING STATEMENTS.

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

            The Company's assets consist primarily of its investment in the Banks, liquid investments and fixed assets. Its primary activities are conducted through the Banks. At December 31, 1997, the Company's consolidated total assets were $534.1 million, its consolidated net loans were $441.4 million, its total deposits were $461.7 million and its total stockholders' equity was $50.1 million.

            The principal executive offices of the Company are located at 100 North Main, Greeneville, Tennessee 37743 and its telephone number is (423) 639-5111.

GREENE COUNTY BANK

            GCB is a Tennessee-chartered commercial bank established in 1890 and which has its principal executive offices in Greeneville, Tennessee. The principal business of GCB consists of attracting deposits from the general public and investing those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial loans, commercial real estate loans, consumer loans and single-family mortgage loans. GCB also provides collection and other banking services, including separate finance, mortgage and acceptance corporations. During 1997 GCB discontinued its trust activities. At December 31, 1997, Greene County Bank had seven full service banking offices located in Greene County, Tennessee; three full service banking offices located in Washington County, Tennessee; two full service banking offices located in Blount County, Tennessee, two full service banking offices located in Hamblen County, Tennessee, and a full service banking office located in each of Sullivan County, Knox County and Hawkins County, Tennessee.

            GCB also conducts separate businesses through three wholly-owned subsidiaries. Through Superior Financial Services, Inc., GCB operates eight consumer finance company offices located in Greene, Hamblen, Blount, Washington, Sullivan, Sevier and McMinn Counties, Tennessee. Through its subsidiary, Superior Mortgage Company, GCB operates a mortgage banking operation through its sole office in Knox County, Tennessee and through its representatives located throughout the Company's branch system. Through GCB Acceptance Corporation, GCB operates a subprime automobile lending company with a sole office in Johnson City, Tennessee.

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

            Premier Bank was acquired upon the acquisition of its parent company, Premier Bancshares, Inc. ("Premier"), by the Company on January 1, 1996. At that time, Premier had assets of approximately $24.2 million, deposits of approximately $22.0 million and stockholders' equity of approximately $1.7 million. The purchase price of Premier was $3,140,000, consisting of cash of $708,582 and the Company's promissory notes to the sellers in the aggregate principal amount of $2,431,418, plus $230,000 for non-compete agreements with the sellers. The transaction was accounted for as a purchase. On March 29, 1996, Premier was merged with and into the Company, with the Company as the survivor, and Premier Bank thereby became a wholly-owned subsidiary of the Company.

            Deposits of the Banks are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") to a maximum of $100,000 for each insured depositor. The Banks are subject to supervision and regulation by the Tennessee Department of Financial Institutions (the "Banking Department") and the FDIC. See "Regulation, Supervision and Governmental Policy."

LENDING ACTIVITIES

            General. The loan portfolio of the Company is comprised of mortgage installment loans, commercial loans, real estate loans and consumer loans. Such loans are originated within the Company's market area of East Tennessee and are generally secured by residential or commercial real estate or business or personal property located in the East Tennessee counties of Greene, Washington, Hamblen, Sullivan, Hawkins, Blount, Knox and McMinn Counties, Tennessee.

            Loan Composition. The following table sets forth the composition of the Company's loans for the periods indicated.

                                                              At December 31,
                                      -----------------------------------------------------------------
                                         1997          1996          1995         1994          1993
                                         ----          ----          ----         ----          ----
                                                              (In thousands)
Commercial .......................    $ 108,985     $  97,340     $  75,503     $  56,754     $  51,533
Commercial real estate ...........      125,359       108,936        74,276        64,211        44,783
Mortgage installment .............      146,227       108,878        92,276        79,705        63,605
Installment consumer .............       72,752        71,354        55,876        44,025        38,249
Other ............................        3,154         5,797         2,772         2,832         1,246
                                      ---------     ---------     ---------     ---------     ---------
   Total loans ...................    $ 456,477     $ 392,305     $ 300,703     $ 247,527     $ 199,416
Less:    Unearned discount .......       (5,933)       (3,702)       (2,215)       (2,827)       (4,227)
         Allowance for loan losses       (9,154)       (7,331)       (4,654)       (3,447)       (3,062)
                                      ---------     ---------     ---------     ---------     ---------
Total loans, net .................    $ 441,390     $ 381,272     $ 293,834     $ 241,253     $ 192,127
                                      =========     =========     =========     =========     =========

            Loan Maturities. The following table reflects at December 31, 1997 the dollar amount of loans maturing or subject to rate adjustment based on their contractual terms to maturity. Loans with fixed rates are reflected based upon the contractual repayment schedule while loans with variable interest rates are reflected based upon the contractual repayment schedule up to the contractual rate adjustment date. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity are reported as due within three months.

                               Due in One         Due After One Year      Due After
                               Year or Less       through Five Years     Five Years           Total
                               ------------       ------------------     ----------           -----
                                                         (In thousands)
Commercial ....................  57,525               47,927                3,533           108,985
Commercial real estate ........  93,941               25,501                5,917           125,359
Mortgage installment ..........  63,058               72,459               10,710           146,227
Installment consumer ..........  41,874               25,278                5,600            72,752
Other .........................     574                2,580                   --             3,154
                               --------             --------              -------          --------
                               $256,972             $173,745              $25,760          $456,477
                               ========             ========              =======          ========


            The following table sets forth the dollar amount of the loans maturing subsequent to the year ending December 31, 1998 between those with predetermined interest rates and those with floating or adjustable interest rates.



                                   Predetermined       Floating or
                                       Rates         Adjustable Rates          Total
                                  ----------------   -------------------   --------------
                                                        (In thousands)
Commercial .......................     17,226                 356              17,582
Commercial real estate ...........     54,576              11,515              66,091
Mortgage installment .............     49,913              22,450              72,363
Installment consumer .............     42,176               1,293              43,469
                                     --------            --------            --------
                                     $163,891            $ 35,614            $199,505
                                     ========            ========            ========

            Commercial Loans. The Company's principal lending activities include the origination of commercial loans in the Company's primary lending area. Commercial loans are made for a variety of business purposes, including working capital, inventory and equipment and capital expansion. At December 31, 1997, commercial loans outstanding totaled $108.9 million, or 24.7% of the Company's total net loan portfolio. The terms for commercial loans are generally one to seven years. Commercial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, financial strength of any guarantor, liquidity, leverage, management experience, ownership structure, economic conditions and industry-specific trends and collateral. The loan to value ratio depends on the type of collateral. Generally speaking, accounts receivable are financed at 60% of accounts receivable less than 90 days past due. If other collateral is taken to support the loan, the loan to value of accounts receivable may approach 85%. Inventory financing will range between 25% and 60% depending on the borrower and nature of inventory. The Company requires a first lien position for such loans. These types of loans are generally considered to be a higher credit risk than other loans originated by the Company.

            Commercial Real Estate Loans. The Company originates commercial loans, generally to existing business customers, secured by real estate located in the Company's market area. At December 31, 1997, commercial real estate loans totaled $125.4 million, or 28.4% of the Company's total net loan portfolio. The terms of such loans are generally for ten to twenty years and are priced based in part upon the New York prime rate, as reported in The Wall Street Journal. Commercial real estate loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary source of repayment, financial strength of any guarantor, strength of the tenant (if any), liquidity, leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. Generally, the Company will loan up to 80% of the value of improved property, 65% of the value of raw land and 75% of the value of undeveloped land. A first lien on the property and assignment of lease is required if the collateral is rental property, with second lien positions considered on a case by case basis.

            Mortgage Installment Loans. The Company also originates one-to-four family, owner-occupied residential mortgage loans secured by property located in the Company's primary market area. The majority of the Company's residential mortgage loans consists of loans secured by owner-occupied, single-family residences. At December 31, 1997, the Company had $146.2, or 33.1% of its total net loan portfolio, in mortgage installment loans. The Company also originates, to a limited extent, installment real estate loans for other types of real estate acquisitions. Mortgage installment and installment real estate loans generally have a loan to value ratio of 85%. These loans are underwritten by giving consideration to the ability to pay, stability of employment or source of income, credit history and loan to value ratio.

            Mortgage loans originated by GCB and Premier Bank are not underwritten in conformity with secondary market guidelines and therefore are not readily salable. The Company has not previously engaged in sales of its loans in the secondary market. Beginning in April 1997, the Company began selling one-to-four family mortgage loans in the secondary market to the Federal Home Loan Mortgage Corporation (also referred to as "Freddie Mac") through GCB's mortgage banking subsidiary, Superior Mortgage. Sales of such loans totaled $14.1 million during 1997, and the related mortgage servicing rights were sold together with the loan.

            Installment Consumer Loans. At December 31, 1997, the Company's installment consumer loan portfolio totaled $72.7 million, or 16.5% of the Company's total net loan portfolio. The Company's consumer loan portfolio is comprised of loans originated by GCB and Premier Bank and personal loans, both secured and unsecured, originated by Superior Financial. In both cases, such loans generally have a higher risk of default than other loans originated by GCB and Premier Bank. Further, consumer loans originated by Superior Financial, a finance company rather than a bank, generally have a greater risk of default than such loans originated by commercial banks and accordingly carry a higher interest rate. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics. During the year ended December 31, 1997, the Company's provision for loan losses was increased by approximately $2.7 million to reflect actual or potential losses arising from this loan portfolio. See "-- Allowance for Loan Losses."

            Past Due, Special Mention, Classified and Non-Accrual Loans. The Company classifies its problem loans into four categories: past due loans, special mention loans, classified loans (which are still accruing interest) and non-accrual loans.

            When management determines that a loan no longer satisfies the criteria for performing loans and that collection of interest appears doubtful, the loan is placed on non-accrual status. All loans that are 90 days past due are considered non-accrual, unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Management closely monitors all loans that are contractually 90 days past due, treated as "special mention" or otherwise classified or on non-accrual status. Non-accrual loans that are 120 days past due without assurance of repayment are charged off against the allowance for loan losses.

            The following table sets forth information with respect to the Company's non-performing assets at the dates indicated. At these dates, the Company did not have any restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.

                                                                At December 31,
                                               ---------------------------------------------------
                                                1997       1996       1995       1994       1993
                                                ----       ----       ----       ----       ----
                                                                 (In thousands)
Loans accounted for on a non-accrual
   basis .................................     $2,265     $  616     $  902     $  649     $  554
Accruing loans which are contractually
   past due 90 days or more as to interest
   or principal payments .................      1,583      1,486      1,044        656      3,256
                                               ------     ------     ------     ------     ------
Total non-performing loans ...............      3,848      2,102      1,946      1,305      3,810
Real estate owned ........................        508        223        122         85      1,014
                                               ------     ------     ------     ------     ------
   Total non-performing assets ...........     $4,356     $2,325     $2,068     $1,390     $4,824
                                               ======     ======     ======     ======     ======

            Non-accrual loans increased $1,649,000, or 267.7%, from $616,000 at December 31, 1996 to $2,265,000 at December 31, 1997. The increase principally reflects the nonaccrual status in October 1997 of GCB's $1.1 million participation in a $3.5 million commercial loan to a nonprofit entity for a hotel development project. The loan is secured by a hotel building and underlying commercial real estate in Greeneville, Tennessee which was last appraised in 1996 at approximately $8 million. GCB is currently engaged in discussions with the borrower and the other banks participating in the loan to determine the timing and extent of repayment, if any. During 1997, the Company recorded a $500,000 charge to income through its provision for loan losses to reflect anticipated losses arising from this loan.

            The Company's continuing efforts to resolve non-performing loans occasionally includes foreclosures, which result in the Company's ownership of the real estate underlying the mortgage. If non-accrual loans at December 31, 1997 had been current according to their original terms and had been outstanding throughout 1997, or since origination if originated during the year, interest income on these loans would have been $112,300. Interest actually recognized on these loans during 1997 was not significant.

            The increase in real estate owned during 1997 from $223,000 at December 31, 1996 to $508,000 at December 31, 1997 primarily reflects GCB's foreclosure on three single-family residential homes that served as collateral on a $400,000 commercial real estate loan to a single developer. As of February 28, 1998, one home had been sold and the remaining two homes were valued in the aggregate at approximately $387,000.

            At December 31, 1997, the Company had approximately $3.1 million in loans that are not currently classified as non-accrual or 90 days past due or otherwise restructured and where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms. Such loans were considered classified by the Company and comprised various commercial and commercial real estate loans, including a $700,000 commercial loan secured by automobiles and a $400,000 group of commercial real estate loans secured by commercial real estate and equipment. For further information, see Note 1 of Notes to Consolidated Financial Statements.

            Allowance for Loan Losses. The allowance for loan losses is maintained at a level which management believes is adequate to absorb all potential losses on loans then present in the loan portfolio. The amount of the allowance is affected by: (1) loan charge-offs, which decrease the allowance;
(2) recoveries on loans previously charged-off, which increase the allowance; and (3) the provision of possible loan losses charged to income, which increases the allowance. In determining the provision for possible loan losses, it is necessary for management to monitor fluctuations in the allowance resulting from actual charge-offs and recoveries, and to periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions in an effort to evaluate portfolio risks. If actual losses exceed the amount of the allowance for loan losses, earnings of the

Company could be adversely affected. The amount of the provision is based on management's judgment of those risks and therefore the allowance represents general, rather than specific, reserves.

            The following is a summary of activity in the allowance for loan losses for the periods indicated:

                                                                                     Year Ended December 31,
                                                             -----------------------------------------------------------------
                                                              1997           1996            1995          1994         1993
                                                              ----           ----            ----          ----         ----
                                                                                        (In thousands)
Balance at beginning of year ..........................     $ 7,330         $ 4,654         $  3,447     $  3,062       $2,529
Charge-offs:
   Commercial .........................................        (563)(b)        (162)              (a)          (a)          (a)
   Commercial real estate .............................        (129)            (32)              (a)          (a)          (a)
                                                            -------          -------         --------     --------      -------
      Subtotal ........................................        (692)           (194)             (26)        (103)         (50)
   Mortgage installment ...............................          --              --               (a)          (a)          (a)
   Installment consumer ...............................      (4,450)         (1,089)              (a)          (a)          (a)
                                                            -------          -------        --------     --------      -------
      Subtotal ........................................      (4,450)         (1,089)            (646)      (1,256)        (457)

   Other ..............................................                        (342)
                                                            -------          -------        --------     --------      -------
      Total charge-offs ...............................      (5,142)         (1,625)            (672)      (1,359)        (507)
                                                            -------          -------        --------     --------      -------
Recoveries
   Commercial .........................................          56              62               (a)          (a)          (a)
   Commercial real estate .............................           4              --               (a)          (a)          (a)
                                                            -------          -------        --------     --------      -------
      Subtotal ........................................          60              62                9          199           57
                                                            -------          -------        --------     --------      -------
   Mortgage installment ...............................                                           (a)          (a)          (a)
   Installment consumer ...............................         951             755               (a)          (a)          (a)
                                                            -------          -------        --------     --------      -------
      Subtotal ........................................         951             755              447          551          149
   Other ..............................................           2              71               --           --           --
                                                            -------          -------        --------     --------      -------
      Total recoveries ................................       1,013             888              456          750          206
                                                            -------          -------        --------     --------      -------
Net charge-offs .......................................      (4,129)           (737)            (216)        (609)        (301)

Provision for loan losses .............................       5,953(b)        2,973            1,423          994          834
Balances acquired in acquisition of
    Premier Bank ......................................          --             440               --           --           --
                                                            -------         --------        --------     --------      -------
Balance at end of year.................................     $ 9,154         $ 7,330         $  4,654     $  3,447       $3,062
                                                            =======         ========        ========     ========      =======
Ratio of net charge-offs to average
   loans outstanding, net of
   unearned discount, during the period ...............        0.96%          0. 21%            0.08%        0.28%        0.16%
                                                            =======         ========        ========     ========      =======
Ratio of allowance for loan losses to
   non-performing loans ...............................      237.89%         348.72%          239.16%      264.14%       80.37%
Ratio of allowance for loan losses to
   total loans ........................................        2.01%           1.87%            1.55%        1.39%        1.54%

(a) Prior to 1996, the Company did not maintain records of individual balances in these types of categories and therefore such amounts are reflected herein only in the aggregate.

(b) Includes a $500,000 charge-off against the Company's $1.1 million participation in a $3.5 million commercial loan to a nonprofit entity for a hotel development project. See " - Past Due, Special Mention, Classified and Non-Accrual Loans."

            The following table presents an allocation of the Company's allowance for loan losses at the dates indicated and the percentage of loans represented by each category to total loans:

                                                                   At December 31,
                                  -----------------------------------------------------------------------------
                                           1997                         1996                     1995
                                  ----------------------      ---------------------    ----------------------
                                      %           Amount         %         Amount           %          Amount
                                      -           ------         -         ------           -          ------
                                                              (Dollars in thousands)
Commercial.................         23.88%      $2,186         24.82%         $1,819        (a)         (a)
Commercial real estate.....         27.46%       2,514         27.85%          2,042        (a)         (a)
                                   -------      ------        -------         ------      -------    -------
      Subtotal.............         51.34%       4,700         52.67%          3,861       49.60%    $ 2,042
                                   -------      ------        -------         ------      -------    -------

Mortgage installment.......         32.03%       2,932         27.75%          2,034        (a)         (a)
Installment consumer.......         15.94%       1,459         18.17%          1,332        (a)         (a)
                                   -------      ------        -------         ------      -------    -------
      Subtotal.............         47.97%       4,391         45.92%          3,366       50.40%      2,612
                                   -------      ------        -------         ------      -------    -------
   Other...................          0.69%          63          1.41%            103        (a)         (a)
                                   -------      ------        -------         ------      -------    -------
   Total allowance.........        100.00%      $9,154        100.00%         $7,330      100.00%    $ 4,654
                                   =======      ======        =======         ======      =======    =======


                                                         At December 31,
                                      -----------------------------------------------------
                                                1994                          1993
                                      ----------------------      -------------------------
                                          %           Amount           %            Amount
                                          -           ------           -            ------
                                                      (Dollars in thousands)
Commercial.................            (a)            (a)           (a)             (a)
Commercial real estate.....            (a)            (a)           (a)             (a)
                                     -------        ------        -------         ------
      Subtotal.............           48.60%        $1,758         47.90%         $1,317
                                     -------        ------        -------         ------

Mortgage installment.......            (a)            (a)           (a)             (a)
Installment consumer.......            (a)            (a)           (a)             (a)
                                     -------        ------        -------         ------
      Subtotal.............           51.40%        $1,689         52.10%          1,745
                                     -------        ------        -------         ------
   Other...................            (a)            (a)           (a)             (a)
                                     -------        ------        -------         ------
   Total allowance.........          100.00%        $3,447        100.00%         $3,062
                                     =======        ======        =======         ======

(a) Prior to 1996, the Company did not maintain records of individual balances in these types of categories and therefore such amounts are reflected herein only in the aggregate.

INVESTMENT ACTIVITIES

            General. The Company maintains a portfolio of investments to provide liquidity and an additional source of income.

            Securities by Category. The following table sets forth the amount of securities by major categories held by the Company at December 31, 1997, 1996 and 1995.

                                                                      At December 31,
                                                          -------------------------------------
                                                           1997            1996            1995
                                                           ----            ----            ----
                                                                      (In thousands)
Securities Held to Maturity:
Obligations of states and political subdivisions          $7,627          $9,456          $9,375
                                                          ------          ------          ------
   Total .......................................          $7,627          $9,456          $9,375
                                                          ======          ======          ======


Securities Available for Sale:

U.S. Treasury securities and obligations of U.S.
   government corporations and agencies ........          $30,284         $39,337        $59,834
Obligations of states and political subdivisions            1,153           1,329             --
Corporate and other securities .................            2,415           2,259          1,066
                                                          -------         -------        -------
   Total .......................................          $33,852         $42,925        $60,900
                                                          =======         =======        =======

            For information regarding the amortized cost of securities at December 31, 1997, 1996 and 1995, see Note 3 of Notes to Consolidated Financial Statements.

            Maturity Distributions of Securities. The following table sets forth the distributions of maturities of securities at amortized cost as of December 31, 1997.


                                                          Due in One     Due After One Year     Due After Five Years
                                                         Year or Less    through Five Years       through Ten Years
                                                         ------------    ------------------       -----------------
                                                                          (Dollars in thousands)
U.S. treasury securities -- available for sale .....        $   606           $ 1,793               $    --
Federal agency obligations - available for
   sale ............................................          2,365             3,617                 6,618
Obligations of state and political
   subdivisions - available for sale ...............            150               895                   100

Obligations of state and political
   subdivisions -- held to maturity ................          3,950             3,277                    --
Other securities -- available for sale .............          2,415                --                    --
                                                            -------           -------               -------

          Total ....................................        $ 9,486           $ 9,582               $ 6,718
                                                            =======           =======               =======

Market value adjustment on available for
   sale securities .................................        $     1           $    55               $    22
                                                            -------           =======               -------

         Total .....................................        $ 9,487           $ 9,637               $ 6,740
                                                            =======           =======               =======

Weighted average yield (%)(a) ......................           5.53%             5.64%                 7.06%
                                                            =======           =======               =======



                                                                    Due
                                                              After Ten Years     Total
                                                              ---------------     -----
                                                                (Dollars in thousands)
U.S. treasury securities -- available for sale .....            $    --           $ 2,399
Federal agency obligations - available for
   sale ............................................             15,133            27,733
Obligations of state and political
   subdivisions - available for sale ...............                 --             1,145

Obligations of state and political
   subdivisions -- held to maturity ................                400             7,627
Other securities -- available for sale .............                 --             2,415
                                                                -------           -------

          Total ....................................            $15,533           $41,319
                                                                =======           =======

Market value adjustment on available for
   sale securities .................................            $    82           $   160
                                                                -------           -------

         Total .....................................            $15,615           $41,479
                                                                =======           =======

Weighted average yield (%)(a) ......................            $  6.91%             6.32%
                                                                =======           =======

(a) Yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

            Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For information regarding the amortized cost and approximate market value of securities at December 31, 1997, by contractual maturity, see Note 3 of Notes to Consolidated Financial Statements.

DEPOSITS

            Deposits are the primary source of funds for the Company. Such deposits consist of checking accounts, regular savings deposits, NOW accounts, Money Market Accounts and market rate Certificates of Deposit. Deposits are attracted from individuals, partnerships and corporations in the Company's market area. In addition, the Company obtains deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions. The Company's policy permits the acceptance of limited amounts of brokered deposits, but no such deposits had been obtained as of or during the year ended December 31, 1997.

            The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.


                                                                           Year Ended December 31,
                                        ---------------------------------------------------------------------------------------
                                                    1997                         1996                            1995
                                        --------------------------   --------------------------    ----------------------------
                                          Average         Average      Average         Average       Average         Average
                                          Deposits          Rate       Deposits          Rate        Deposits          Rate
                                          --------          ----       --------          ----        --------          ----
                                                                        (Dollars in thousands)
Non-interest bearing demand
   deposits ....................          $ 33,540            --%      $ 30,945            --%       $ 24,424            --%
Interest bearing demand deposits           103,288          2.61        105,386          2.23          91,407          2.40
Savings deposits ...............            46,801          2.65         45,491          2.61          38,638          2.50
Time deposits ..................           253,840          5.49        207,441          5.61         172,627          5.71
                                          --------                     --------                      --------
   Total deposits ..............          $437,469                     $389,263                      $327,096
                                          ========                     ========                      ========

            The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1997.

                                                     Certificates of
             Maturity Period                            Deposits
-----------------------------------------------   ------------------
                                                    (In thousands)

Three months or less..........................        $16,067
Over three through six months.................         13,092
Over six through twelve months................         18,768
Over twelve months............................         13,075
                                                      -------
   Total......................................        $61,002
                                                      =======

COMPETITION

            To compete effectively, the Company relies substantially on local commercial activity; personal contacts by its directors, officers, other employees and shareholders; personalized services; and its reputation in the communities it serves.

            According to data as of June 30, 1997 supplied by the FDIC, GCB ranked as the largest independent commercial bank in its market area, which includes Greene, Hamblen, Washington and Blount Counties and portions of Cocke, Hawkins, Jefferson and Knox Counties. In Greene County, there are six commercial banks and one savings bank, operating 23 branches and holding an aggregate of approximately $661 million in deposits as of June 30, 1997. Through Premier Bank, the Company also competes with five commercial banks and one savings bank in McMinn County, Tennessee.

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

EMPLOYEES

            As of December 31, 1997, the Company employed 268 persons. None of the Company's employees are presently represented by a union or covered under a collective bargaining agreement. Management of the Company considers relations with employees to be good.

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

            Bank Holding Company Regulation. The Company is registered as a bank holding company under the Holding Company Act and, as such, subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve Board (the "FRB").

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

            The Change in Bank Control Act and the related regulations of the FRB require any person or persons acting in concert (except for companies required to make application under the Holding Company Act), to file a written notice with the FRB before such person or persons may acquire control of the Company or the Banks. The Change in Bank Control Act defines "control" as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank. The Company is not aware of any such notice having been filed with the FRB during 1997.

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

            Capital Requirements. The Company is also subject to FRB guidelines that require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "-- Capital Requirements."

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

            Bank Regulation. As a Tennessee banking institution, each of the Banks is subject to regulation, supervision and regular examination by the Banking Department. The deposits of each Bank are insured by the FDIC to the maximum extent provided by law (a maximum of $100,000 for each insured depositor). Tennessee and federal banking laws and regulations control, among other things, required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, and establishment of branches and other aspects of the Banks' operations. Supervision, regulation and examination of the Company and the Banks by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of the Common Stock of the Company.

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

            Federal Deposit Insurance. Each of the Banks is subject to FDIC deposit insurance assessments. The FDIC has established a risk-based deposit insurance assessment system for insured depository institutions, under which insured institutions are assigned assessment risk classifications based upon capital levels and supervisory evaluations. Under these regulations, the FDIC set the 1997 insurance assessment rates for BIF-insured banks such as the Banks from $ 0 per year for the highest rated institutions to 0.27% of insured deposits for the lowest rated institutions.

            On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996 (the "1996 Act"), which, among other things, (i) recapitalized the Savings Association Insurance Fund ("SAIF") by imposing a special one-time assessment on SAIF-insured institutions, (ii) from January 1, 1997 through December 31, 1999, requires BIF member banks to pay one-fifth of the assessment rate imposed upon savings institutions to cover the annual payments on the bonds issued by the Financing Corporation ("FICO") and (iii) from January 1, 2000 until the date the FICO bonds are retired, will require BIF members and SAIF members to pay FICO assessments on a pro rata basis. In accordance with the 1996 Act's requirements, the FDIC has set the 1998 FICO assessment rate for BIF member banks at .012% of insured deposits. The annual insurance assessment rates payable by BIF member banks for the first half of 1998, however, remain fixed at 0% to 0.27%, depending on an individual bank's risk classification.

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

            Capital Requirements. The FRB has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies, and the FDIC has established similar guidelines for state-chartered banks that are not members of the FRB. The regulations of the FRB and FDIC impose two sets of capital adequacy requirements: minimum leverage rules, which require the maintenance of a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At December 31, 1997, the Company and each of the Banks satisfied the minimum required regulatory capital requirements. See Note 14 of Notes to Consolidated Financial Statements.

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

            The FDIC has issued final regulations that classify insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards. Under such regulations, a "well-capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. As of December 31, 1997, each of the Banks was "well-capitalized" as defined by the regulations. See Note 14 of Notes to Consolidated Financial Statements for further information.

EXECUTIVE OFFICERS OF THE REGISTRANT

            The following table sets forth information regarding the executive officers of the Company.

                                  Age At
           Name              December 31, 1997                   Title
-------------------------   -------------------    --------------------------------------------------
R. Stan Puckett                     41             President and Chief Executive Officer
Davis Stroud                        64             Executive Vice President and Secretary
William F. Richmond                 48             Senior Vice President and Chief  Financial Officer

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

ITEM 2.  PROPERTIES

            The Company's principal executive offices are located at 100 North Main Street, Greeneville, Tennessee in facilities owned by GCB. At December 31, 1997, the Company maintained a main office in Greeneville, Tennessee, 16 branches in counties in East Tennessee for the operation of GCB, of which seven are in leased operating premises, and two branches in McMinn County, Tennessee for the operation of Premier Bank.

ITEM 3.  LEGAL PROCEEDINGS.

            From time to time, the Company and its subsidiaries are parties to various legal proceedings incident to its business. At December 31, 1997, there were no legal proceedings which management anticipates would have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company through a solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            The information contained under the section captioned "Market and Dividend Information" in the Company' 1997 Annual Report to Shareholders (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

            The information contained in the table captioned " Selected Financial Highlights" in the Company's Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The information set forth under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity" is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The consolidated financial statements contained in the Annual Report are incorporated herein by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            For information concerning the Board of Directors of the Company, the information contained under the section captioned "Election of Directors" in the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

            Information regarding executive officers of the Company is contained in the section captioned "Executive Officers of the Registrant" under Part I hereof and is incorporated herein by reference.

            Information regarding delinquent Form 3, 4 or 5 filers is incorporated herein by reference to the section entitled "Beneficial Ownership Reports" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

            The information contained under the section captioned "Election of Directors -- Executive Compensation and Other Benefits" in the Proxy Statement is incorporated herein by reference.

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

                               1.     Report of Independent Auditors.

                               2. Consolidated Balance Sheets - December 31, 1997 and 1996.

                               3. Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995.

                               4.     Consolidated Statements of Changes in
                                      Shareholders' Equity for the Years Ended
                                      December 31, 1997, 1996 and 1995.

                               5. Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.

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

            (a)(3) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

                        Exhibit No. 3. Articles of Incorporation and Bylaws

                               (i)    Amendment dated September 24, 1997 to
                                      Restated and Amended Articles of
                                      Incorporation.

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

                        Exhibit No. 13. Annual Report to Shareholders

                                      Except for those portions of the
                                      Annual Report to Shareholders
                                      for the year ended December 31,
                                      1997, which are expressly
                                      incorporated herein by
                                      reference, such Annual Report is
                                      furnished for the information of
                                      the Commission and is not to be
                                      deemed "filed" as part of this
                                      Report.

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

                                        GREENE COUNTY BANCSHARES, INC.

Date: March 25, 1998                    By:   /s/     R. Stan Puckett
                                              -----------------------
                                              R. Stan Puckett
                                              Director, President and
                                               Chief Executive Officer


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.


SIGNATURE AND TITLE:                                           DATE:


/s/     R. Stan Puckett                                        March 25, 1998
---------------------------------
R. Stan Puckett
Director, President and Chief
   Executive Officer
   (Principal Executive Officer)

/s/     William F. Richmond                                    March 25, 1998
---------------------------------
William F. Richmond
Senior Vice President and
   Chief Financial Officer
   (Principal Financial and Accounting Officer)

/s/     Harrison Lamons                                        March  25, 1998
---------------------------------
Harrison Lamons
Chairman of the Board

/s/     Helen Horner                                           March  25, 1998
---------------------------------
Helen Horner
Director

/s/      J. W. Douthat                                         March  25, 1998
---------------------------------
J.W. Douthat
Director

/s/     Phil M. Bachman, Jr.                                   March 25, 1998
-------------------------------------
Phil M. Bachman, Jr.
Director

/s/     Terry Leonard                                          March  25, 1998
---------------------------------
Terry Leonard
Director

/s/    Ralph T. Brown                                          March  25, 1998
---------------------------------
Ralph T. Brown
Director

/s/     James A. Emory                                         March  25, 1998
---------------------------------
James A. Emory
Director

/s/     Patrick Norris                                         March  25, 1998
---------------------------------
Patrick Norris
Director

/s/     Jerald K. Jaynes                                       March  25, 1998
---------------------------------
Jerald K. Jaynes
Director

/s/     Charles S. Brooks                                      March  25, 1998
---------------------------------
Charles S. Brooks
Director

/s/    Davis Stroud                                            March  25, 1998
---------------------------------
Davis Stroud
Director

/s/     W. T. Daniels                                          March  25, 1998
---------------------------------
W.T. Daniels
Director

                                                                      EXHIBIT 13

                             SELECTED FINANCIAL DATA

                                                               1997         1996            1995           1994            1993
                                                               ----         ----            ----           ----            ----
                                                                        (In thousands of dollars, except per share data)

Total interest income ..................................   $  49,005      $  39,521      $  31,387      $  23,625      $  21,638
Total interest expense .................................      19,144         15,825         13,444          8,497          8,197
                                                           ---------      ---------      ---------      ---------      ---------
Net interest income ....................................      29,861         23,696         17,943         15,128         13,441
Provision for loan losses ..............................      (5,953)        (2,973)        (1,424)          (994)          (834)
Net interest income after provision for loan losses ....      23,908         20,723         16,519         14,134         12,607

Non-interest income:
     Investment securities gains .......................           2             --              1             --             15
     Other income ......................................       3,919          3,411          2,597          2,368          1,951
Non-interest expense ...................................     (17,009)       (14,800)       (11,257)        (9,491)        (8,035)
                                                           ---------      ---------      ---------      ---------      ---------
Income before income taxes .............................      10,820          9,334          7,860          7,011          6,538
Income tax expense .....................................      (3,990)        (3,371)        (2,752)        (2,510)        (2,221)
                                                           ---------      ---------      ---------      ---------      ---------
Net income before accounting change ....................       6,830          5,963          5,108          4,501          4,317
Accounting change ......................................          --             --              -             --            (52)
                                                           ---------      ---------      ---------      ---------      ---------
Net income .............................................   $   6,830      $   5,963      $   5,108      $   4,501      $   4,265
                                                           =========      =========      =========      =========      =========

Per Share Data:(1)
     Net income ........................................   $    5.03      $    4.43      $    3.82      $    3.38      $    3.18
     Dividends declared ................................   $    1.92      $    1.72      $    1.53      $    1.35      $    1.22
     Book value ........................................   $   37.00      $   33.76      $   30.94      $   28.02      $   26.42

Financial Condition Data:
     Assets ............................................   $ 534,102      $ 478,048      $ 420,581      $  45,525      $ 313,577
     Loans, net ........................................   $ 441,390      $ 381,272      $ 293,834      $ 241,253      $ 192,127
     Cash and investment securities ....................   $  62,166      $  73,713      $  83,998      $  85,460      $  99,815
     Federal funds sold ................................   $   5,500             --      $  23,800      $   3,550      $   8,270
     Deposits ..........................................   $ 461,728      $ 408,722      $ 365,951      $  98,162      $ 267,281
     Long-term debt ....................................   $  15,487      $  15,806      $   3,448      $   3,688      $   3,914
     Other borrowed funds ..............................   $   1,414      $   3,272      $   4,784      $   3,879      $   5,644
     Shareholders' equity ..............................   $  50,113      $  45,725      $  41,074      $  37,190      $  35,046

Selected Ratios:
     Interest rate spread ..............................       5.70%          5.16%          4.57%          4.57%          4.46%
     Net yield on interest-earning assets ..............       6.21%          5.65%          5.09%          4.96%          4.84%
     Return on average assets ..........................       1.33%          1.32%          1.35%          1.38%          1.41%
     Return on average equity ..........................      13.93%         13.23%         13.17%         12.32%         12.35%
     Average equity to average assets ..................       9.55%          9.94%         10.24%         11.17%         11.43%
     Dividend payout ratio .............................      38.08%         39.05%         40.17%         39.96%         38.39%
     Ratio of nonperforming assets to total assets .....       0.81%          0.49%          0.57%          0.40%          1.54%
     Ratio of allowance for loan losses to
           Nonperforming assets ........................     210.15%        315.27%        225.05%        247.99%         63.47%
     Ratio of allowance for loan losses to total loans .       2.01%          1.87%          1.55%          1.39%          1.54%



(1) Amounts have been restated to reflect the effect of the Company's 3-for-1 stock split effected in October 1997.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF CHANGES
                 IN FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING INFORMATION

            THE INFORMATION CONTAINED HEREIN CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. A NUMBER OF FACTORS, INCLUDING THOSE DISCUSSED HEREIN, COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY SUCH FORWARD-LOOKING STATEMENTS. IN ADDITION, SUCH FORWARD-LOOKING STATEMENTS ARE NECESSARILY DEPENDENT UPON ASSUMPTIONS, ESTIMATES AND DATA THAT MAY BE INCORRECT OR IMPRECISE. ACCORDINGLY, ANY FORWARD-LOOKING STATEMENTS INCLUDED HEREIN DO NOT PURPORT TO BE PREDICTIONS OF FUTURE EVENTS OR CIRCUMSTANCES AND MAY NOT BE REALIZED. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY, AMONG OTHER THINGS, THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "INTENDS," "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," "SEEKS," "PRO FORMA" OR "ANTICIPATES," OR THE NEGATIVES THEREOF, OR OTHER VARIATIONS THEREON OF COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY OR INTENTIONS.

GENERAL

            Greene County Bancshares, Inc. (the "Company") was formed in 1985 and serves as the bank holding company for Greene County Bank ("GCB") and Premier Bank of East Tennessee ("Premier Bank") (collectively, the "Banks"), which are Tennessee-chartered commercial banks that conduct the principal business of the Company. The Company also wholly owned American Fidelity Bank, whose assets were combined with GCB during 1996. In addition to its commercial banking operations, GCB conducts separate businesses through its three wholly-owned subsidiaries: Superior Financial Services, Inc. ("Superior Financial"), a consumer finance company; Superior Mortgage Company ("Superior Mortgage"), a mortgage banking company; and GCB Acceptance Corporation ("GCB Acceptance"), a subprime automobile lending company.

            The principal business of the Company consists of accepting deposits from the general public and investing these funds and borrowed funds primarily in loans and, to a limited extent, securities available for sale or held to maturity. Loans are originated by the Company within its primary market area of east Tennessee and include commercial loans, commercial real estate loans, mortgage installment loans and installment consumer loans.

            The Company's net income is dependent primarily on its net interest income, which is the difference between interest income earned on its loans, investment assets and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. To a lesser extent, the Company's net income also is affected by the level of non-interest expenses such as compensation and employee benefits and Federal Deposit Insurance Corporation premiums.

            The operations of the Company are significantly affected by prevailing economic conditions, competition and the monetary, fiscal and regulatory policies of governmental agencies. Lending activities are influenced by the general credit needs of small businesses in the Company's market area, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities and the levels of personal income and savings in the Company's market area.

LIQUIDITY AND CAPITAL RESOURCES

            LIQUIDITY. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company's primary source of liquidity is dividends paid by the Banks. Applicable Tennessee statutes and regulations impose restrictions on the amount of dividends that may be declared by the subsidiary Banks. Further, any dividend payments are subject to the continuing ability of each of the Banks to maintain their respective compliance with minimum federal regulatory capital requirements and to retain their characterization under federal regulations as "well-capitalized" institutions. In addition, the Company maintains a line of credit of $20 million with the Federal Home Loan Bank of Cincinnati and three federal funds lines of credit totaling $20 million at three correspondent banks.

            In 1997, operating activities of the Company provided $12,958,120 of cash flows. Net income of $6,830,174 adjusted for non-cash operating activities, including $5,953,205 in provision for loan losses and amortization and depreciation of $1,146,564, provided the bulk of the cash generated from operations.

            Investing activities, including lending, used $63,165,851 of the Company's cash flow. Loans originated net of principal collected used $66,708,497 in funds.

            Net additional cash inflows of $49,562,770 were provided by financing activities. Net deposit growth accounted for $54,337,729 of the increase. Other increases arose from proceeds from issuance of common stock of $2,701. Offsetting these increases were a decrease in securities sold under agreements to repurchase of $1,858,000, cash dividends paid to shareholders of $2,600,640, net payments on long-term debt of $269,020 and payments on related party notes payable of $50,000.

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

            Shareholders' equity on December 31, 1997 was $50,112,860, an increase of $4,387,524 or 9.59%, from $45,725,336 on December 31, 1996. The increase in shareholders' equity reflects net income for 1997 of $6,830,174 ($5.04 per share, or $5.03 per share assuming dilution), the increase in equity associated with the increase in the value of securities available for sale of $155,289 and proceeds from stock issuances during 1997 totaling $2,701. This increase was offset in part by quarterly dividend payments during 1997 totaling $2,600,640 ($1.92 per share).

            Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation ("FDIC") require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of stockholders' equity, less goodwill). At December 31, 1997, the Company and the Banks each satisfied their respective minimum regulatory capital requirements, and each of the Banks was "well-capitalized" within the meaning of federal regulatory requirements.

ASSET/LIABILITY MANAGEMENT

            The operations and profitability of the Company are largely impacted by changes in interest rates and management's ability to control interest rate sensitivity. Management believes that its asset/liability strategy reduces the risk associated with fluctuation in interest rates. The Company strives to be neither asset sensitive nor liability sensitive by relying upon a mix of fixed rate and variable rate products. At December 31, 1997, approximately 46.4% of the Company's gross loans had adjustable rates. The Company has a mixture of fixed rate loans and loans tied to its Prime Rate, and this also applies to the investment portfolio. It is management's belief that while this mixture may not give maximum returns under certain market conditions, it can prevent severe swings in earnings under other conditions. Management believes the Company is somewhat asset sensitive; therefore, in a falling rate environment earnings will tend to fall, while in a rising rate environment earnings will tend to improve. Despite the implementation of strategies to achieve a matching position of assets and liabilities and to reduce the exposure to fluctuating interest rates, the results of operations of the Company will remain subject to the level and movement of interest rates.

CHANGES IN RESULTS OF OPERATIONS

            NET INCOME. Net income for 1997 was $6,830,174, an increase of $866,912 or 14.54% as compared to net income of $5,963,262 for 1996. The increase resulted primarily from an increase in net interest income of $6,164,660, or 26.0%, to $29,860,866 in 1997 from $23,696,206 in 1996, and an increase in non-interest income of $510,336, or 15.0%, to $3,921,116 in 1997 from $3,410,780 in 1996. The increase in net interest income primarily reflects the Company's continued growth in loan production, primarily increases in mortgage installment, commercial real estate and commercial loans as the Company continues to take advantage of its branch network presence throughout East Tennessee. These increases were offset in part by the $2,208,929, or 14.93% increase in non-interest expense to $17,008,839 in 1997 from $14,799,910 in 1996, attributable primarily to increasing compensation and occupancy expenses associated with branch operations.

            Net income for 1996 was $5,963,262, an increase of $854,822 or 16.7% as compared to net income of $5,108,440 for 1995. The increase resulted primarily from an increase in net interest income of $5,752,956, or 32.1%, to $23,696,206 in 1996 from $17,943,250 in 1995, and an increase in non-interest income of $812,505, or 31.3%, to $3,410,780 in 1996 from $2,598,275 in 1995. The increase in net interest income reflects the Company's continued growth in loan production through its expanding branch network (primarily increases in commercial, commercial real estate and consumer loans) as well as increases arising from the Company's acquisition during 1996 of Premier Bank of East Tennessee. These increases were offset in part by the $3,542,742, or 31.5% increase in non-interest expense to $14,799,910 in 1996 from $11,257,168 in 1995, attributable primarily to increasing compensation and furniture and equipment expenses associated with the growth of the Company's branch network.

            NET INTEREST INCOME. The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected in part by management's responses to changes in interest rates through asset/liability management. During 1997, net interest income was $29,860,866 as compared to $23,696,206 in 1996, an increase of 26.0%. This increase was due primarily to a $61,212,715 increase in average interest-earning assets during 1997 as compared to 1996, offset by a $53,509,868 increase in average interest bearing liabilities during the same period to fund such growth. At the same time, the Company's net interest margin increased in 1997 to 6.21% from 5.65% in 1996. This increase in net interest margin reflects the Company's focus on commercial and commercial real estate loans, which generally have shorter terms and are priced based upon the prime rate offered by New York banks as reported in The Wall Street Journal. The Company's loan yields were thus enhanced by the 25 basis point prime rate increase in the first quarter of 1997. Commercial and commercial real estate loans comprised, in the aggregate, 51.3% of the Company's gross loan portfolio at December 31, 1997. Offsetting the growth in interest income during 1997 was the related increase in interest expense arising primarily from the 12.7% increase in 1997 in the Company's average deposit base.

            Net interest income for 1996 increased $5,752,956 or 32.1%, to $23,696,206 in 1996 from $17,943,250 in 1995. This increase was primarily the result of increased lending volume funded in part by a shift by the Company away from an emphasis on lower-yielding securities investments. Further, the Company also experienced a shift in its lending portfolio to higher-yielding installment loans. This series of shifts is reflected in the Company's interest rate spread increasing to 5.16% in 1996 from 4.57% in 1995, and the increase in the Company's net yield on interest earning assets to 5.65% in 1996 from 5.09% in 1995.

            Average Balances, Interest Rates and Yields. Net interest income is affected by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. When the total of interest-earning assets approximates or exceeds the total of interest-bearing liabilities, any positive interest rate spread will generate net interest income. Another indication of an institution's net interest income is its "net yield on interest-earning assets," which is net interest income divided by average interest-earning assets.

            The following table sets forth certain information relating to the Company's consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented. During the periods indicated, non-accruing loans, if any, are included in the net loan category.

                                                           1997
                                    ---------------------------------------------------
                                         Average           Revenue/         Yield/
                                         Balance            Expense          Rate
                                         -------            -------          ----
INTEREST-EARNING ASSETS:
Loans
-----
   Commercial..................        $240,601,635       $ 21,476,951        8.93%
   Installment - net...........         190,304,270         22,024,965       11.57%
    Fees on loans..............                              2,502,460
                                       ------------       ------------
      Total loans
      (including fees)........         $430,905,905       $ 46,004,376       10.68%

Investment securities
---------------------
   Taxable....................         $ 38,079,718       $  2,467,835        6.48%
   Tax exempt.................            9,210,719            403,507        4.38%
                                       ------------       ------------

   Total investment...........         $ 47,290,437       $  2,871,342        6.07%

Securities:
   Other short-term
     investments..............            2,409,152            129,080        5.36%
                                       ------------       ------------
   Total interest-
     earning
        assets................         $480,605,494       $ 49,004,798       10.20%
                                       ------------       ------------
NON-INTEREST-EARNING ASSETS:
   Cash and due from
     banks....................         $ 17,589,326
   Premises and ..............
     equipment................            9,355,616
   Other, less allowance
     for loan losses..........            5,945,568
                                       ------------
   Total non-interest-
       Earning

Assets........................         $ 32,890,510
                                       ------------

Total assets..................         $513,496,004
                                       ============

                                                       1996
                                    ----------------------------------------------
                                         Average            Revenue/       Yield/
                                         Balance             Expense        Rate
                                         -------             -------        ----
INTEREST-EARNING ASSETS:
Loans
-----
   Commercial..................        $173,178,149       $ 14,967,334       8.64%
   Installment - net...........         174,667,162         19,022,302      10.89%
    Fees on loans..............                              1,395,467
                                                          ------------
      Total loans
      (including fees)........         $347,845,311       $ 35,385,103      10.17%

Investment securities
---------------------
   Taxable....................         $ 51,687,569        $ 3,125,592       6.05%
   Tax exempt.................           10,953,312            496,705       4.53%
                                       ------------       ------------

   Total investment...........         $ 62,640,881        $ 3,622,297       5.78%

Securities:
   Other short-term
     investments..............            8,906,587            513,326       5.76%
                                       ------------       ------------
   Total interest-
     earning
        assets................         $419,392,779        $39,520,726       9.42%
                                       ------------       ------------
NON-INTEREST-EARNING ASSETS:
   Cash and due from
     banks....................         $ 15,979,895
   Premises and ..............
     equipment................            9,379,752
   Other, less allowance
     for loan losses..........            8,457,324
                                       ------------
   Total non-interest-
       Earning

Assets........................         $ 33,816,971
                                       ------------

Total assets..................         $453,209,750
                                       ============




                                                           1995
                                    -------------------------------------------------
                                           Average           Revenue/        Yield/
                                           Balance            Expense         Rate
                                           -------            -------         ----
INTEREST-EARNING ASSETS:
Loans
-----
   Commercial..................          $141,349,273        $ 12,335,077      8.73%
   Installment - net...........           130,530,479          13,469,095     10.32%
    Fees on loans..............                                   850,861
                                         ------------        ------------
      Total loans
      (including fees)........           $271,879,752        $ 26,655,033      9.80%

Investment securities
---------------------
   Taxable....................           $ 59,939,744          $3,735,181      6.23%
   Tax exempt.................              9,117,893             369,795      4.06%
                                         ------------        ------------

   Total investment...........           $ 69,057,637          $4,104,976      5.94%

Securities:
   Other short-term
     investments..............             11,571,548             627,135      5.42%
                                         ------------        ------------
   Total interest-
     earning
        assets................           $352,508,937         $31,387,144      8.90%
                                         ------------        ------------
NON-INTEREST-EARNING ASSETS:
   Cash and due from
     banks....................           $ 12,668,334
   Premises and ..............
     equipment................              6,916,037
   Other, less allowance
     for loan losses..........              6,649,556
                                         ------------
   Total non-interest-
       Earning

Assets........................           $ 26,233,927
                                         ------------

Total assets..................           $378,742,864
                                         ============

                        (Continued on following page)

                                                             1997
                                    ----------------------------------------------
                                             Average         Revenue/      Yield/
                                             Balance         Expense        Rate
                                             -------         -------        ----
INTEREST-BEARING LIABILITIES:
   Savings, NOW accounts,
      and money markets............       $150,088,946      $ 3,930,293     2.62%
   Time deposits...................        253,840,096       13,947,656     5.49%
                                          ------------      -----------

      Total deposits...............       $403,929,042      $17,877,949     4.43%

   Securities sold under
      Repurchase agreement
       and short-term
       borrowings..................          4,949,115          236,553     4.78%
   Debt  ..........................         16,147,018        1,029,430     6.38%
                                            ----------      -----------
      Total interest-bearing

Liabilities...............                $425,025,175      $19,143,932     4.50%
                                                            -----------
NON-INTEREST-BEARING LIABILITIES:
   Demand deposits.................       $ 33,540,018
   Other liabilities...............          5,904,610
                                          ------------
      Total liabilities............       $ 39,444,628
    Stockholders' equity......              49,026,201
                                          ------------

Total liabilities and
   stockholders' equity............       $513,496,004
                                          ============
Net interest income................                         $29,860,866
                                                            ===========

MARGIN ANALYSIS:
   Interest rate spread............                                         5.70%
                                                                            =====
   Net yield on interest-
      earning assets (net
         Interest margin)........                                           6.21%
                                                                            =====




                                                             1996
                                    ---------------------------------------------
                                         Average           Revenue/        Yield/
                                         Balance           Expense          Rate
                                         -------           -------          ----
INTEREST-BEARING LIABILITIES:
   Savings, NOW accounts,
      and money markets............    $150,877,450        $3,536,624       2.34%
   Time deposits...................     207,440,687        11,641,179       5.61%
                                        -----------        ----------

      Total deposits...............    $358,318,137       $15,177,803       4.24%

   Securities sold under
      Repurchase agreement
       and short-term
       borrowings..................       4,931,307           227,613       4.62%
   Debt  ..........................       8,265,863            19,104       5.07%
                                         ----------           -------
      Total interest-bearing

Liabilities...............             $371,515,307       $15,824,520       4.26%
                                                          -----------
NON-INTEREST-BEARING LIABILITIES:
   Demand deposits.................     $30,945,475
   Other liabilities...............       5,680,694
                                        -----------
      Total liabilities............     $36,626,169
    Stockholders' equity......           45,068,274
                                        -----------

Total liabilities and
   stockholders' equity............    $453,209,750
                                       ============
Net interest income................                       $23,696,206
                                                          ===========

MARGIN ANALYSIS:
   Interest rate spread............                                         5.16%
                                                                            =====
   Net yield on interest-
      earning assets (net
         Interest margin)........                                           5.65%
                                                                            =====

                                                              1995
                                    ------------------------------------------------
                                            Average            Revenue/       Yield/
                                            Balance             Expense        Rate
                                            -------             -------        ----
INTEREST-BEARING LIABILITIES:
   Savings, NOW accounts,
      and money markets............         $130,045,108        $3,167,357     2.44%
   Time deposits...................          172,627,254         9,849,464     5.71%
                                             -----------       ----------

      Total deposits...............         $302,672,362       $13,016,821     4.30%

   Securities sold under
      Repurchase agreement
       and short-term
       borrowings..................            4,553,803           231,581     5.09%
   Debt  ..........................            3,559,135           195,492     5.49%
                                            ------------       -----------

      Total interest-bearing

Liabilities...............                  $310,785,300       $13,443,894     4.33%
                                                               -----------
NON-INTEREST-BEARING LIABILITIES:
   Demand deposits.................          $24,424,083
   Other liabilities...............            4,745,198
                                            ------------
      Total liabilities............         $ 29,169,281
    Stockholders' equity......                38,788,283
                                            ------------

Total liabilities and
   stockholders' equity............         $378,742,864
                                            ============
Net interest income................                            $17,943,250
                                                               ===========

MARGIN ANALYSIS:
   Interest rate spread............                                            4.57%
                                                                               =====
   Net yield on interest-
      earning assets (net
         Interest margin)........                                              5.09%
                                                                               =====

            Rate/Volume Analysis. The following table analyzes net interest income in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in yields and rates. The table reflects the xtent to which changes in the interest income and interest expense are attributable to changes in volume (changes in volume multiplied by prior year rate) and changes in rate (changes in rate multiplied in prior year volume). Changes attributable to the combined impact of volume and rate have been separately identified.

                                                                      1997 vs. 1996
                                                -----------------------------------------------------------
                                                                                Rate/            Total
                                               Volume           Rate            Volume           Change
                                              --------        --------         --------         --------
INTEREST INCOME
---------------
Loans net of unearned income............      $  8,449        $  1,752         $    418         $ 10,619
Investment securities:
   Taxable..............................          (823)            224              (59)            (658)
   Tax exempt...........................           (79)            (17)               3              (93)
Other short-term investments............          (374)            (36)              26             (384)
                                              --------        --------         --------         --------

   Total interest income................         7,173           1,923              388            9,484
                                              --------        --------         --------         --------

INTEREST EXPENSE
----------------
   Savings, NOW accounts, and
      money market accounts.............           (18)            414               (2)             394
   Time deposits........................         2,603            (243)             (54)           2,306
   Short-term borrowings................             1               8               --                9
   Debt.................................           399             108              103              610
                                              --------        --------         --------         --------

   Total interest expense...............         2,985             287               47            3,319
                                              --------        --------         --------         --------

Net interest income.....................      $  4,188        $  1,636         $    341         $  6,165
                                              ========        ========         ========         ========



                                                                     1996 vs. 1995
                                              ------------------------------------------------------------
                                                                                 Rate/         Total
                                                Volume            Rate          Volume         Change
                                               --------         --------        -------      ---------

INTEREST INCOME
---------------
Loans net of unearned income............       $  7,472         $    983        $   275      $   8,730
Investment securities:
   Taxable..............................           (514)            (111)            15           (610)
   Tax exempt...........................             74               44              9            127
Other short-term investments............           (144)              40             (9)          (113)
                                               --------         --------        -------      ---------

   Total interest income................          6,888              956            290          8,134
                                               --------         --------        -------      ---------

INTEREST EXPENSE
----------------
   Savings, NOW accounts, and
      money market accounts.............            507             (119)           (19)           369
   Time deposits........................          1,987             (162)           (33)         1,792
   Short-term borrowings................             19              (21)            (2)            (4)
   Debt.................................            259              (15)           (20)           224
                                               --------         --------        -------      ---------

   Total interest expense...............          2,772             (317)           (74)         2,381
                                               --------         --------        -------      ---------

Net interest income.....................       $  4,116         $  1,273        $   364      $   5,753
                                               ========         ========        =======      =========

            At December 31, 1997, loans, net of unearned income and allowance for loan losses, were $441.4 million compared to $381.3 million at 1996 year end. The increase is primarily due to increases in commercial and installment lending. Average loans, net of unearned interest, for 1997 were $430.9 million, up 23.9% from the 1996 average of $347.8 million. The average outstanding loans for 1995 were $271.9 million. The average growth in loans for the past three years can be attributed to the market expansion into surrounding counties through the Company's branch network and indirect financing. During 1997, the prime rate increased 25 basis points in the first quarter, from 8.25% to 8.50%. This movement in the prime rate basically accounts for the slight increase in overall loan yields in 1997 compared to 1996. During 1996, the prime rate was generally constant at 8.25%, down slightly from 1995 levels but still well above the levels in 1994. This movement in the prime rate principally accounts for the slight reduction in yield on commercial loans in 1996 compared to 1995.

            Average investment securities for 1997 were $47.3 million, compared to $62.6 million in 1996, and $69.1 million in 1995. In 1997, the average yield on investments was 6.07%, an increase from 5.78% in 1996 and 5.94% in 1995. This trend is reflective of the Company's substantial proportion of adjustable-rate securities comprising its investment portfolio and the increase in the prime rate during 1997, which together resulted in the 1997 increase in average yields. Income provided by the investment portfolio in 1997 was $2,871,342 as compared to $3,662,297 in 1996, and $4,104,976 in 1995. The decline in investment securities from 1996 to 1997 was the result of funding the loan growth experienced by the Company during 1997. Income provided by federal funds sold totaled $129,080 in 1997, compared to $513,326 in 1996 and $627,135 in
1995. The reduction in income from federal funds sold in 1997 compared to 1996 was primarily the result of decreases in volume to fund loan growth as well as a decrease in average yields on federal funds sold in 1997 to 5.36%, as compared to 5.76% in 1996 and 5.42% in 1995.

            PROVISION FOR LOAN LOSSES. The Company's provision for loan losses increased $2,980,012, or 100.23%, to $5,953,205 in 1997 from $2,973,193 in 1996.
A principal reason for the increase was the Company's determination in October 1997 to write off approximately $1.5 million in consumer finance loans originated by Superior Financial following an internal audit that disclosed significant collectibility problems with these loans. Senior management of Superior Financial has since resigned and the Company has placed GCB personnel in the subsidiary to supervise its ongoing operations pending the hiring of a permanent replacement. The increase in the provision for loan losses is also attributable to a $400,000 increase in the reserve for loan losses of Premier Bank relating to management's concern about the increasing level of past due and nonperforming loans in Premier Bank's portfolio that were not otherwise appropriately supported by borrowers' cash flow or the underlying value of the collateral. Further, the increase relates to provisions for subprime automobile loans originated by GCB Acceptance, due to management's concern about increasing losses in the subprime lending industry.

            This increase also relates to management's concerns about the loss potential arising from the increase in the Company's nonperforming assets to $4.4 million in 1997 from $2.3 million in 1996. These loans are comprised of a mixture of loan types. Management attributes the increase in the amount of nonperforming loans to the higher individual balances of individual commercial loans originated during 1997 and the increase in the consumer loan portfolio, primarily through Superior Financial. Consumer loans originated by the Company's finance company subsidiary, Superior Financial, are generally considered to carry a higher risk of loss than consumer, commercial and housing loans originated by GCB. During 1997, the consumer finance company originated approximately $24.4 million in consumer loans. At December 31, 1997, the Company's consumer finance loans that were nonperforming were $242,000, or 6.29% of total nonperforming loans. Management of the Company does not anticipate a further increase in nonperforming loans during 1998.

            In addition, the increase reflects management's assessment of the risk of loss in its loan portfolio, as indicated by its increasing amount of charge-offs. In 1997, the Company's net charge-offs increased $3.4 million or 456% to $4.1 million from $737,000 in 1996. The Company's net charge-offs to average loans outstanding increased in 1997 to 0.95% from 0.21% in 1996, a 352% growth that exceeded the growth in the Company's average loans outstanding during the same period. These charge-offs were primarily attributable to consumer loans originated by Superior Financial during the period 1994 through 1997 and both secured and unsecured loans. The Company intends to continue originating consumer loans through GCB and its subsidiaries and believes that it has taken appropriate steps necessary to reduce the adverse effect to the Company of any future charge-offs.

            The Company is also aware of emerging concern among federal banking regulators of the effect of the Year 2000 Problem on lending customers. See "Year 2000 Problem." In particular, regulators anticipate a heightened credit risk associated with the effect on operations of lending customers of this problem and the consequential inability of the customers to make timely payments on all outstanding loans. The Company is currently evaluating the credit risk impact on its current loan portfolio. At December 31, 1997, the Company's allowance for loan losses did not reflect any potential impact of the Year 2000 Problem among its customers.

            The ratio of loans past due to total gross loans for consumer loans originated by Superior Financial decreased from 7.61% at December 31, 1996 to 5.12% at December 31, 1997. Management of the Company believes that these past due and nonperforming loans originated by its consumer finance subsidiary reflect the risk inherent in this type of business. However, management also believes this risk is also offset by the net benefits attributable to operation of the finance company, including a higher net yield on these types of loans, market penetration and diversification of the Company's activities into non-traditional lending areas. To further manage its credit risk on loans, the Company maintains a "watch list" of loans that, although currently performing, have characteristics that require closer supervision by management. At December 31, 1997, the Company had identified $13.7 million in loans that were placed on its "watch list."

            The Company's provision for loan losses in 1996 increased by $1,549,541 or 108.8%, to $2,973,193 in 1996 from $1,423,656 in 1995. This increase reflects the Company's more aggressive identification of potential problem loans and the inclusion of the risks associated with such loans in the determination of the Company's allowance for losses. In addition, the provision reflects the perceived risk associated with commercial loans originated by the Company which have higher individual balances and are more susceptible to delinquency than mortgage installment and installment real estate loans. This approach is consistent with the Company's concurrent imposition during 1995 of stricter loan underwriting standards. From 1995 to 1996, nonperforming assets increased $0.2 million, or 9.5%, from $2.1 million in 1995 to $2.3 million in 1996.

            NON-INTEREST INCOME. Income that is not related to interest-earning assets, consisting primarily of service charges, commissions and fees, has become more important as increases in levels of interest-bearing deposits and other liabilities make it more difficult to maintain interest rate spreads.

            Total non-interest income for 1997 was $3,921,116 as compared to $3,410,780 in 1996 and $2,598,275 in 1995. The largest components of non-interest income are service charges, commissions and fees, which totaled $3,168,699 in 1997, $2,593,594 in 1996 and $1,861,244 in 1995. The increase from
1996 to 1997 reflects management's continued focus on the generation of fee income and additional fee income generated by the subsidiaries of Greene County Bank.

            NON-INTEREST EXPENSE. Control of non-interest expense also is an important aspect in managing net income. Non-interest expense includes, among others, personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage and Federal Deposit Insurance Corporation assessments. Total non-interest expense was $17,008,839 in 1997, compared to $14,799,910 in 1996 and $11,257,168 in 1995.

            Personnel costs are the primary element of the Company's non-interest expenses. In 1997, salaries and benefits represented $9,525,202 or 56.0% of total non-interest expenses. This was an increase of $1,631,567 or 20.7% over 1996's total of $7,893,635. Personnel costs for 1996 increased $2,067,071 or 35.5% over 1995's total of $5,826,564. These increases were due to opening new branches requiring increased staff levels and increased employee benefit costs, including health insurance and retirement benefit costs. Overall, the number of full-time equivalent employees at December 31, 1997 was 268 versus 233 at December 31, 1996, an increase of 15%.

            Occupancy and furniture and equipment expense exhibited the same upward trend during the past three years as did personnel costs due to essentially the same reasons referenced above. At December 31, 1997, the Company had 29 branches compared to 27 branches at December 31, 1996.

            Assessments by the FDIC decreased from $346,501 in 1995 to $6,187 in 1996 and increased to $54,989 in 1997. These premiums have been consistently reduced and essentially eliminated for well-capitalized banks such as those owned by the Company, although premiums are still being assessed for repayment of debt incurred by the federal government in connection with the deposit insurance fund (i.e., the "FICO bonds"). For 1998, the FDIC premiums (including assessments for the FICO bonds) for well-capitalized banks are calculated at
1.244 basis points
on the assessable deposit base. The Company estimates its total premiums for 1998 at approximately $67,000 based on its deposit levels at December 31, 1997.

            Other expenses increased only $85,012, or 1.8%, from 1996 to 1997, while the increase from 1995 to 1996 of $1,445,639, or 43.6%, represented increases in dealer commissions on indirect loans acquired and expenses related to the Company's significant market expansion activities.

CHANGES IN FINANCIAL CONDITION

            Total assets at December 31, 1997 were $534.1 million, an increase of $56.1 million, or 11.7%, over 1996's year end total assets of $478.0 million. Average assets for 1997 were $513.5 million, an increase of $60.3 million or 13.3% over 1996 average assets of $453.2 million. This increase was the result of normal asset growth, which was funded primarily by increases in deposits. Return on average assets was 1.33% in 1997, as compared to 1.32% in 1996 and 1.35% in 1995.

            Earning assets consist of loans, investment securities and short-term investments that earn interest. Average earning assets during 1997 were $480.6 million, an increase of 14.6% from an average of $419.4 million in 1996.

            Non-performing loans include non-accrual and classified loans. The Company has a policy of placing loans 90 days delinquent in non-accrual status and charging them off at 120 days past due. Other loans past due that are well secured and in the process of collection continue to be carried on the Company's balance sheet. For further information, see Note 1 of the Notes to Consolidated Financial Statements. The Company has aggressive collection practices in which senior management is significantly and directly involved.

            The Company maintains an investment portfolio to provide liquidity and earnings. Investments at year end 1997 with an amortized cost of $41.3 million had a market value of $41.5 million. At year end 1996, investments with an amortized cost of $52.5 million had a market value of $52.3 million. This decline in investments in 1997 reflects the Company's shift of funds to higher-yielding commercial and consumer lending.

            The funds to support the Company's asset growth over the past three years have been provided by increased deposits, which were $461.7 million at December 31, 1997. This represents an increase of $53.0 million, or 13.0%, from the $408.7 million of deposits at December 31, 1996. The increase is primarily the result of the Company's aggressive efforts to attract new deposit customers.

            In 1997, demand deposit balances increased 5.3% from 1996. Demand deposit balances were $35.7 million and $33.9 million at December 31, 1997 and 1996, respectively.

            Average interest-bearing deposits increased $45.6 million, or 12.7%, in 1997. In 1996, average interest-bearing deposits increased $55.7 million or 18.4% over 1995. These increases in deposits are reflective of the Company's aggressive efforts to attract new deposit customers for the purpose of funding various lending programs.

            The Company's continued ability to fund its loan and overall asset growth will depend in large part upon the availability of deposit market share in the Company's existing market of East Tennessee. As of June 1997, approximately 64.4% of the deposit base of East Tennessee was controlled primarily by five commercial banks and one savings bank and, as of September 1997, the total deposit base of Tennessee commercial banks had a weighted average rate of 4.23%. Management of the Company does not anticipate further significant growth in its deposit base unless it either offers interest rates well above its prevailing weighted average rate of 4.43% or it acquires deposits from other financial institutions. During 1997, the premiums charged in Tennessee by selling financial institutions for deposit accounts ranged from 6.6% to 13.4%. If the Company takes action to increase its deposit base by offering above-market interest rates or by acquiring deposits from other financial institutions and thereby increases its overall cost of deposits, its net interest income could be adversely affected if it is unable to correspondingly increase the rates it charges on its loans.

            Interest paid on deposits in 1997 totaled $17,877,949 reflecting a 4.43% cost on average interest-bearing deposits of $403.9 million. In 1996, interest of $15,177,803 was paid at a cost of 4.24% on average deposits of $358.3 million. In 1995, interest of $13,016,821 was paid at a cost of 4.30% on average deposits of $302.7 million.

INTEREST RATE SENSITIVITY

            Deregulation of interest rates and more volatile short-term, interest-bearing deposits have created a need for shorter maturities of earning assets. An increasing percentage of commercial and installment loans are being made with variable rates or shorter maturities to increase liquidity and interest rate sensitivity.

            The difference between interest-sensitive asset repricing and interest-sensitive liability repricing within time periods is referred to as the interest rate sensitivity gap. Gaps are identified as either positive (interest sensitive assets in excess of interest sensitive liabilities) or negative (interest sensitive liabilities in excess of interest sensitive assets). The Company currently believes it is slightly asset sensitive. The Company considers certain demand and time deposits as having longer maturities than what may be considered typical for the industry and, thus, its liabilities are not as sensitive to changes in interest rates. On December 31, 1997, the Company had a positive cumulative one-year gap position of $51.6 million, indicating that while $314.9 million in assets were repricing, only $263.3 million in liabilities would reprice in the same time frame.

            The following table reflects the Company's interest rate gap position at December 31, 1997 based upon repricing dates rather than maturity dates. This table represents a static point in time and does not consider other variables such as changing relationships or interest rate levels.

                                               ---------------------------------------------------------------------------
                                                                       Expected Maturity Date
                                               ---------------------------------------------------------------------------
                                                      1998            1999              2000           2001           2002
                                               -----------      ----------        ----------     ----------      ---------
                                                                        (Dollars in Thousands)
Interest-Earning Assets:
    Loans, net of allowance for
        loan losses .......................       $277,046        $ 62,403           $46,552        $31,902       $ 11,746
        Average interest rate .............          9.71%           9.72%             9.63%          9.38%          9.41%
    Investment securities .................       $ 32,397        $  3,629           $ 1,748        $ 1,883       $    954
        Average interest rate .............          5.75%           5.71%             4.52%          6.02%          4.70%
    Federal funds sold ....................       $  5,500              --                --             --             --
        Average interest rate .............          5.25%              --                --             --             --
                                                  --------        --------           -------        -------       --------
         Total interest-earning
            assets ........................       $314,943        $ 66,032           $48,300        $33,785       $ 12,700
                                                  --------        --------           -------        -------       --------

Interest-Bearing Liabilities:
    Savings and time deposits .............       $218,721        $ 54,638           $19,370        $ 5,006       $  6,778
        Average interest rate .............          5.32%           5.24%             4.37%          2.83%          3.85%
    Money market and
        transaction accounts ..............       $ 31,785        $ 18,509           $18,509        $13,301       $ 13,301
        Average interest rate .............          2.05%           2.02%             2.02%          1.87%          1.87%
    Debt and other borrowed
        money(2)...........................       $ 11,456        $    400           $   400        $   400       $    500
        Average interest rate .............          6.11%           5.50%             5.50%          5.50%          6.03%
    Securities sold under
        agreement to repurchase ...........       $  1,414              --                --             --             --
        Average interest rate .............          4.33%              --                --             --             --
                                                  --------        --------           -------        -------       --------

Total interest-bearing
       liabilities ........................       $263,376        $ 73,547           $38,279        $18,707       $ 20,579
                                                  --------        --------           -------        -------       --------

Interest sensitivity gap ..................       $ 51,567        $(7,515)           $10,021        $15,078       $(7,879)
                                                  ========        ========           =======        =======       ========

Cumulative interest
       sensitive gap ......................       $ 51,567        $ 44,052           $54,073        $69,151       $ 61,272
                                                  ========        ========           =======        =======       ========

Interest sensitive gap to
      total assets ........................          9.65%         (1.41)%             1.88%          2.82%        (1.48)%
                                                  ========        ========           =======        =======       ========

Cumulative interest
     sensitive gap to total assets ........          9.65%          8.25%             10.12%         12.95%         11.47%
                                                  ========        ========           =======        =======       ========



                                               -------------------------------------
                                                          Expected Maturity Date
                                               -------------------------------------
                                               Thereafter           Total      Fair Value
                                               ----------       ---------     -----------
                                                          (Dollars in Thousands)
Interest-Earning Assets:
    Loans, net of allowance for
        loan losses .......................       $17,674        $447,323        $438,824
        Average interest rate .............         9.16%           9.65%
    Investment securities .................       $   868        $ 41,479        $ 42,294
        Average interest rate .............         4.92%           5.67%
    Federal funds sold ....................            --        $  5,500        $  5,500
        Average interest rate .............            --           5.25%
                                                  -------        --------        --------
         Total interest-earning
            assets ........................       $18,542        $494,302        $486,618
                                                  -------        --------        --------

Interest-Bearing Liabilities:
    Savings and time deposits .............       $ 9,342        $313,855        $310,940
        Average interest rate .............         2.59%           5.09%
    Money market and
        transaction accounts ..............       $16,760        $112,165        $ 99,632
        Average interest rate .............         1.57%           1.92%
    Debt and other borrowed
    money(2) ..............................       $ 2,331        $ 15,487        $ 15,348
        Average interest rate .............         8.13%           6.36%
    Securities sold under
        agreement to repurchase ...........            --        $  1,414        $  1,414
        Average interest rate .............            --           4.33%
                                                  -------        --------        --------

Total interest-bearing
       liabilities ........................       $28,433        $442,921        $427,344
                                                  -------        --------        --------

Interest sensitivity gap ..................      ($9,891)        $ 51,381        $ 59,274
                                                 ========        ========        ========

Cumulative interest
       sensitive gap ......................       $51,381        $ 51,381        $ 59,274
                                                  =======        ========        ========

Interest sensitive gap to
      total assets ........................       (1.85)%           9.62%          11.10%
                                                  =======        ========        ========

Cumulative interest
     sensitive gap to total assets ........         9.62%           9.62%          11.10%
                                                  =======        ========        ========

(1) The Company has presented substantial balances of deposits as non-rate sensitive and/or not repricing within one year.

(2) For further information regarding fair value of debt instruments, see Note 18 of Notes to Consolidated Financial Statements. Aounts also include a note payable to a related party. See Note 5 of Notes to Consolidated Financial Statements.

            The above table reflects a positive cumulative gap position in all maturity classifications. This is the result of core deposits being used to fund shorter term interest earning assets, such as loans and investment securities. A positive cumulative gap position implies that interest earning assets (loans and investments) will reprice at a faster rate than interest-bearing liabilities (deposits). In a rising rate environment, this position will generally have a positive effect on earnings, while in a falling rate environment this position will generally have a negative effect on earnings. Other factors, however, including the speed at which assets and liabilities reprice in response to changes in market rates and the interplay of competitive factors, can also influence the overall impact on net income of changes in interest rates. Management believes that a rapid, significant and prolonged increase or decrease in rates could have a substantial adverse impact on the Company's net interest margin.

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

EFFECT OF NEW ACCOUNTING STANDARDS

            In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which (i) replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS; (ii) requires dual representation of basic and diluted EPS on the face of the consolidated statements of income regardless of whether basic and diluted EPS are the same; and (iii) requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Adoption of this new standard did not have a material impact on the disclosure of earnings per share in the financial statements of the Company.

            In June, 1997, the FASB issued SFAS No. 130, "Reporting of Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a complete set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company does not anticipate that adoption of SFAS 130 will have any material effect on the Company's financial condition or the results of its operations.

            Also in June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting by public companies of operating segments in annual financial statements and requires that those enterprises also report selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments. This statement is effective for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years must be restated. The Company is evaluating SFAS No. 131 to determine the impact, if any, on the Company's reporting and disclosure requirements.

            During February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods for comparative purposes is required. The Company is evaluating SFAS No. 132 to determine the impact on the Company's reporting and disclosure requirements.

YEAR 2000 PROBLEM

            The Company is aware of the current concerns throughout the business community of reliance upon computer software programs that do not properly recognize the year 2000 in date formats, often referred to as the "Year 2000 Problem." The Year 2000 Problem is the result of software being written using two digits rather than four digits to define the applicable year (i.e., "98" rather than "1998"). A failure by a business to properly identify and correct a Year 2000 Problem in its operations could result in system failures or miscalculations. In turn, this could result in disruptions of operations, including among other things a temporary inability to process transactions, send invoices or otherwise engage in routine business transactions on a day-to-day basis.

            Operations of the Company depend upon the successful operation on a daily basis of its computer software programs. The Company relies upon software purchased from third party vendors rather than internally generated software. In its analysis of the software, and based upon its ongoing discussions with these vendors, the Company has determined that its key operational software does not yet reflect changes necessary to avoid the Year 2000 Problem. The Company expects to update this software during 1998 but is still assessing the timeframe necessary to update its remaining software. This update is not expected to have any adverse material financial impact on the Company.

            Banks may also be indirectly affected by the effects of the Year 2000 Problem to the extent their lending customers are unable to make timely loan payments because of their own business problems caused by the Year 2000 Problem. Federal banking regulators have recently taken steps to advise banks of this concern and propose credit evaluation methodology intended to assess the effect on credit risk among existing and potential borrowers.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Greene County Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Greene County Bancshares, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greene County Bancshares, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                   /s/  COOPERS & LYBRAND L.L.P.

Knoxville, Tennessee
January 30, 1998

GREENE COUNTY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996


                                                           1997                1996
ASSETS
Cash and due from banks                                $ 20,687,367       $ 21,332,328
Securities available-for-sale (Note 3)                   33,851,953         42,924,649
Securities held-to-maturity - approximate
   market value of $7,637,774 and $9,417,689 in
   1997 and 1996, respectively (Note 3)                   7,627,126          9,456,437
Federal funds sold                                        5,500,000                  -

Loans, net (Notes 4 and 5)                              441,389,766        381,272,115

Premises and equipment, net (Note 6)                      9,803,199          9,839,369
Accrued interest receivable                               4,377,481          4,090,877
Deferred income taxes (Note 12)                           2,447,858          1,968,356
Cash surrender value of life insurance contracts          3,904,675          3,750,672
Other assets                                              4,512,276          3,413,503
                                                       ------------       ------------



                                                       $534,101,701       $478,048,306
                                                       ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                                                                        1997                1996
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits (Note 7):
   Noninterest bearing demand deposits                             $  35,708,317       $  33,892,483
   Interest bearing accounts:
      NOW  81,936,674                                                 81,334,083
      Money market transaction                                        30,228,480          29,348,009
      Savings                                                         46,800,738          46,170,980
      Certificates of deposit $100,000 and over                       61,002,308          46,118,347
      Other certificates of deposit                                  206,052,041         171,857,795
                                                                   -------------       -------------

           Total deposits                                            461,728,558         408,721,697
                                                                   -------------       -------------

Securities sold under agreements to repurchase                         1,414,000           3,272,000
Accrued interest and other liabilities                                 5,359,563           4,523,533
Related party notes payable (Note 5)                                   2,561,418           2,611,418
Long-term debt (Note 8)                                               12,925,302          13,194,322
                                                                   -------------       -------------

           Total liabilities                                         483,988,841         432,322,970
                                                                   -------------       -------------


Commitments and contingencies (Notes 9, 11, 13, 14 and 17)

Shareholders' equity (Note 10):

   Common stock, par value $10, authorized 3,000,000
      shares; issued and outstanding 1,354,500 and 1,354,455
      shares in 1997 and 1996, respectively                           13,545,000           4,514,850
   Paid in capital                                                     4,135,460           4,132,909
   Retained earnings                                                  32,332,574          37,133,040
   Net unrealized (depreciation) appreciation on
      available-for-sale securities, net of income tax
      expense (benefit) of $60,469 and $(33,186) in
      1997 and 1996, respectively                                         99,826             (55,463)
                                                                   -------------       -------------

           Total shareholders' equity                                 50,112,860          45,725,336
                                                                   -------------       -------------

                                                                   $ 534,101,701       $ 478,048,306
                                                                   =============       =============



The accompanying notes are an integral part of these consolidated financial statements.

GREENE COUNTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                            1997              1996                 1995
Interest income:
   Loans                                                               $ 46,004,376       $ 35,385,103        $ 26,655,033
   Securities available-for-sale                                          2,342,170          3,111,304           3,680,264
   Securities held-to-maturity                                              529,172            510,993             424,712
   Federal funds sold                                                       129,080            513,326             627,135
                                                                       ------------       ------------        ------------

           Total interest income                                         49,004,798         39,520,726          31,387,144
                                                                       ------------       ------------        ------------

Interest expense:
   Deposit accounts                                                      17,877,949         15,177,803          13,016,821
   Securities sold under agreements to repurchase                           236,553            227,613             231,581
   Related party notes payable                                              249,829            160,718                   -
   Long-term debt                                                           779,601            258,386             195,492
                                                                       ------------       ------------        ------------

           Total interest expense                                        19,143,932         15,824,520          13,443,894
                                                                       ------------       ------------        ------------

           Net interest income                                           29,860,866         23,696,206          17,943,250
Provision for loan losses                                                 5,953,205          2,973,193           1,423,656
                                                                       ------------       ------------        ------------

Net interest income after provision for loan losses                      23,907,661         20,723,013          16,519,594
                                                                       ------------       ------------        ------------

Noninterest income:
   Service charges, commissions and fees                                  3,168,699          2,593,594           1,861,244
   Net realized gains on sales of available-for-sale securities                   -                  -               1,373
   Net realized gains on calls of available-for-sale securities               1,982                  -                   -
   Net realized gains on calls of held-to-maturity securities                     -                  -               4,000
   Gain on sale of branch                                                   191,261                  -                   -
   Other income                                                             559,174            817,186             731,658
                                                                       ------------       ------------        ------------

           Total noninterest income                                       3,921,116          3,410,780           2,598,275
                                                                       ------------       ------------        ------------

Noninterest expense:
   Salaries and benefits                                                  9,525,202          7,893,635           5,826,564
   Occupancy expenses                                                     1,219,125          1,057,418             815,506
   Furniture and equipment expense                                        1,354,745          1,315,721           1,048,160
   (Gain) loss on other real estate owned                                     6,053           (240,252)            (97,637)
   Net realized losses on sales of available-for-sale securities                  -              3,488                   -
   Federal insurance premiums                                                54,989              6,187             346,501
   Other expenses                                                         4,848,725          4,763,713           3,318,074
                                                                       ------------       ------------        ------------

           Total noninterest expense                                     17,008,839         14,799,910          11,257,168
                                                                       ------------       ------------        ------------

Income before income taxes                                               10,819,938          9,333,883           7,860,701

Income tax expense:
   State                                                                    670,691            515,065             346,843
   Federal                                                                3,319,073          2,855,556           2,405,418
                                                                       ------------       ------------        ------------

           Total income tax expense                                       3,989,764          3,370,621           2,752,261
                                                                       ------------       ------------        ------------

           Net income                                                  $  6,830,174       $  5,963,262        $  5,108,440
                                                                       ============       ============        ============

Per share of common stock:
   Net income                                                              $   5.04           $   4.43            $   3.83
                                                                           ========           ========            ========
   Net income, assuming dilution                                           $   5.03           $   4.43            $   3.82
                                                                           ========           ========            ========


The accompanying notes are an integral part of these consolidated financial statements.

GREENE COUNTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                                  NET UNREALIZED
                                                                                                   APPRECIATION
                                                                                                (DEPRECIATION) ON
                                                COMMON          PAID IN         RETAINED        AVAILABLE-FOR-SALE
                                                STOCK           CAPITAL         EARNINGS            SECURITIES            TOTAL
                                                -----           -------         --------            ----------            -----

December 31, 1994                          $  4,424,440     $  2,914,724      $ 30,442,388        $   (591,255)       $ 37,190,297
   Net income                                         -                -         5,108,440                   -           5,108,440
   Change in unrealized appreciation,
      net of tax                                      -                -                 -             827,715             827,715
   Dividends paid
      ($1.53 per share)                                                -        (2,052,192)                  -          (2,052,192)
                                           ------------     ------------      ------------        ------------        ------------

December 31, 1995                             4,424,440        2,914,724        33,498,636             236,460          41,074,260
   Net income                                         -                -         5,963,262                   -           5,963,262
   Change in unrealized appreciation,
      net of tax                                      -                -                 -            (291,923)           (291,923)
   Dividends paid
      ($1.72 per share)                               -                -        (2,328,858)                  -          (2,328,858)
Issuance of 27,123 shares                        90,410        1,135,381                 -                   -           1,225,791
Tax benefit from exercise of non-
   incentive stock options                            -           82,804                 -                   -              82,804
                                           ------------     ------------      ------------        ------------        ------------

December 31, 1996                             4,514,850        4,132,909        37,133,040             (55,463)         45,725,336
   Net income                                         -                -         6,830,174                   -           6,830,174
   Change in unrealized appreciation,
      net of tax                                      -                -                 -             155,289             155,289
Dividends paid
   ($1.92 per share)                                  -                -        (2,600,640)                  -          (2,600,640)
   Issuance of 45 shares                            150            2,551                 -                   -               2,701
   Three-for-one stock split                  9,030,000                -        (9,030,000)                  -                   -
                                           ------------     ------------      ------------        ------------        ------------

December 31, 1997                          $ 13,545,000     $  4,135,460      $ 32,332,574        $     99,826        $ 50,112,860
                                           ============     ============      ============        ============        ============




The accompanying notes are an integral part of these consolidated financial statements.

GREENE COUNTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                        1997                1996               1995
Net cash provided by operating activities:
   Net income                                                      $  6,830,174        $  5,963,262        $  5,108,440
   Adjustments to reconcile net income to net
        cash provided by operating activities:
           Provision for loan losses                                  5,953,205           2,973,193           1,423,656
           Provision for depreciation and amortization                1,146,564           1,096,120             651,997
           Amortization of investment security premiums,
              net of accretion                                          420,829             515,996             368,321
           Net realized gains on calls of securities
              held-to-maturity                                                -                   -              (4,000)
           Net realized (gains) losses on available-for-sale
              securities                                                 (1,982)              3,488              (1,373)
           (Gain) loss on other real estate owned                         6,053            (240,252)            (97,637)
           Gain on sale of branch                                      (191,261)                  -                   -
           Increase in cash surrender value of life
              insurance contracts                                      (154,003)           (170,472)           (171,987)
           Deferred income tax benefit                                 (573,157)           (677,653)           (568,718)
           Change in accrued income and other assets                 (1,033,423)          1,238,459          (1,379,867)
           Change in accrued interest and other liabilities             555,121          (1,047,045)          1,035,754
                                                                   ------------        ------------        ------------

Net cash provided by operating activities                            12,958,120           9,655,096           6,364,586
                                                                   ------------        ------------        ------------

Cash flows from investing activities:
   Acquisition of bank, net of acquired cash                                  -           1,022,043                   -
   Purchases of available-for-sale securities                          (578,184)        (14,766,578)        (21,848,101)
   Proceeds from sales of available-for-sale securities                       -           2,000,000             787,017
   Proceeds from maturities of available-for-sale securities          9,510,288          36,488,422          21,991,907
   Purchases of securities held-to-maturity                                   -          (6,815,907)         (2,909,704)
   Proceeds from maturities of securities held-to-maturity            1,800,000           6,748,835           3,050,011
   Net originations of loans                                        (66,708,497)        (76,092,935)        (53,970,350)
   Proceeds from sales of other real estate owned                       347,370             337,605             148,400
   Fixed asset additions                                             (1,048,526)         (1,845,545)         (1,979,839)
   Net decrease (increase) in federal funds sold                     (5,500,000)         23,800,000         (20,250,000)
   Cash transferred in sale of branch                                  (988,302)                  -                   -
                                                                   ------------        ------------        ------------

                  Net cash used by investing activities             (63,165,851)        (29,124,060)        (74,980,659)
                                                                   ------------        ------------        ------------



                                   (continued)

GREENE COUNTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                     1997                1996                1995

Cash flows from financing activities:
   Net increase in demand deposits, NOW, money
      market and savings accounts                                  5,259,522          11,056,917          11,135,801
   Net increase in certificates of deposit                        49,078,207           9,708,911          56,652,831
   Increase (decrease) in securities sold under
      agreements to repurchase                                    (1,858,000)         (1,512,000)            905,000
   Payments on related party notes payable                           (50,000)            (50,000)                  -
   Payments on long-term debt                                    (19,769,657)        (19,718,151)           (239,537)
   Borrowings of long-term debt                                   19,500,637          29,500,000                   -
   Proceeds from issuance and sale of common stock                     2,701             484,366             851,530
   Cash dividends paid                                            (2,600,640)         (2,328,858)         (2,052,192)
                                                                ------------        ------------        ------------

              Net cash provided by financing activities .         49,562,770          27,078,185          67,253,433
                                                                ------------        ------------        ------------

Net increase (decrease) in cash and cash equivalents                (644,961)          7,609,221)         (1,362,640)
                                                                ------------        ------------        ------------

Cash and cash equivalents at beginning of year                    21,332,328          13,723,107          15,085,747
                                                                ------------        ------------        ------------

Cash and cash equivalent at end of year                         $ 20,687,367        $ 21,332,328        $ 13,723,107
                                                                ============        ============        ============




The accompanying notes are an integral part of these consolidated financial statements.

GREENE COUNTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      The accounting policies of Greene County Bancshares, Inc. (the Corporation) and subsidiaries conform to generally accepted accounting principles and to general practices of the banking industry. The following is a summary of the more significant policies. Certain reclassifications have been made in the 1996 and 1995 consolidated financial statements and accompanying notes to conform with the 1997 presentation.

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Greene County Bancshares, Inc. and its wholly owned subsidiaries, Greene County Bank and Premier Bank of East Tennessee (the Banks). Superior Financial, Inc. and GCB Acceptance, Inc., consumer finance companies, are wholly owned subsidiaries of Greene County Bank. Superior Mortgage, Inc., a mortgage company, is also a wholly owned subsidiary of Greene County Bank. All material intercompany balances and transactions have been eliminated in consolidation.

      CASH AND DUE FROM BANKS - For purposes of reporting cash flows, cash and due from banks include cash on hand, cash items in the process of collection and amounts due from banks with a maturity of less than three months.

      The Banks are required to maintain certain daily reserve balances on hand in accordance with Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements was approximately $6,331,000 and $5,594,000 for the years ended December 31, 1997 and 1996, respectively.

      INVESTMENT SECURITIES - Investments in certain debt and equity securities are classified as either Held-to-Maturity (reported at amortized cost), Trading (reported at fair value with unrealized gains and losses included in earnings), or Available-for-Sale (reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity).

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

      The Corporation uses several factors in determining if a loan is impaired under Statement of Financial Accounting Standards (SFAS) No. 114. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrowers' financial data and borrowers' operating factors such as cash flows, operating income or loss, etc. A loan is considered impaired, based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

      At December 31, 1997 and 1996, the recorded investment in loans for which impairment has been recognized was approximately $5,339,000 and $5,996,000, respectively, and these loans had a corresponding valuation allowance of $800,786 and $891,700, respectively. The impaired loans at December 31, 1997 and 1996, were measured for impairment using the fair value of the collateral as all of these loans were collateral dependent. For the years ended December 31, 1997 and 1996, the average recorded investment in impaired loans was approximately $6,964,000 and $4,353,000, respectively.

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

      OTHER REAL ESTATE OWNED - Other real estate owned represents real estate acquired through foreclosure or repossession and is initially recorded at the lower of cost (principal balance and any accrued interest of the former loan plus costs of obtaining title and possession) or fair value minus estimated costs to sell. Initial writedowns are charged against the allowance for loan losses. Initial costs relating to the development and improvement of the property are capitalized and considered in determining the fair value of the property, whereas those costs relating to holding the property are expensed. Valuations are periodically performed by management and if the carrying value of a property exceeds its net realizable value, the property is written down by a charge against income.

      OTHER ASSETS - Included in other assets are core deposit intangibles and goodwill which arose from the acquisition of Premier Bancshares in 1996. Management periodically evaluates the net realizability of the carrying amount of such assets. These assets will be amortized on a straight-line basis over their estimated useful lives of ten years.

      INCOME TAXES - The Corporation files a consolidated federal income tax return.

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

      RETIREMENT BENEFITS - The Corporation has established two defined contribution plans, the cost of which is charged to current operations. Additionally, the Corporation has established certain supplemental deferred compensation plans which are funded through insurance policies as described in Note 11.

      STOCK-BASED COMPENSATION - On January 1, 1996, the Corporation adopted Statement of Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123). As permitted by SFAS 123, the Corporation has chosen to apply APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its Plans. The pro forma disclosures of the impact of SFAS 123 is described in
      Note 10 of the financial statements.

      NET INCOME PER SHARE OF COMMON STOCK - On December 31, 1997, the Corporation adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, which changes the calculations used for earnings per share (EPS) and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The adoption of this Statement had no effect on basic EPS for the year ended December 31, 1996, and resulted in a $0.01 increase in basic EPS for the year ended December 31, 1995. The Statement had no effect on the diluted EPS.

      STOCK SPLIT - On September 5, 1997, the Corporation announced a 3-for-1 stock split effected in the form of a 200% stock dividend, payable on October 3, 1997, to shareholders of record as of September 19, 1997. All references to the outstanding number of shares and earnings/dividends per share have been restated to reflect the split.

      SIGNIFICANT ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. One significant estimate of the Corporation is the allowance for loan losses. Actual results could differ from this estimate.

2.    ACQUISITION:

      On January 1, 1996, the Corporation acquired 100% of the stock of Premier Bancshares, Inc. (Premier), a one-bank holding company for Premier Bank of East Tennessee, Niota, Tennessee (Premier Bank). As of the acquisition date, Premier had assets of approximately $24.2 million, deposits of approximately $22.0 million, debt and other liabilities of approximately $.5 million, and capital of approximately $1.7 million. The purchase price of Premier was $3,140,000, consisting of cash of $708,582 and the Corporation's promissory notes to the sellers in the aggregate principal amount of $2,431,418, plus $230,000 for noncompete agreements with the sellers. The transaction was accounted for as a purchase, resulting in the recording of a core deposit intangible of approximately $1.1 million, goodwill of approximately $1.3 million, and an increase to deferred tax and other liabilities of approximately $.4 million. Amortization of the intangibles was approximately $216,000 in 1997 and 1996, respectively. Prior to March 31, 1996, the Corporation merged Premier into the Corporation since Premier had no assets other than the stock of Premier Bank. This transaction resulted in the Corporation owning 100% of the stock of Premier Bank.

 3.   SECURITIES:

      At December 31, 1997 and 1996, securities have been classified in the consolidated financial statements according to management's intent. The carrying amount of securities and their approximate market values at December 31, 1997 and 1996, were as follows:


      1997
      ----
                                               GROSS             GROSS             GROSS          APPROXIMATE
                                             AMORTIZED         UNREALIZED        UNREALIZED          MARKET
                                                COST             GAINS             LOSSES            VALUE
                                                ----             -----             ------            -----

Available-for-sale:
   U.S. treasury securities and
      obligations of U.S. government
      corporations and agencies             $30,132,241       $   317,549       $   165,945       $30,283,845
   Obligations of state and political
      subdivisions                            1,144,316             9,541               849         1,153,008
   Federal Home Loan Bank stock               2,415,100                 -                 -         2,415,100
                                            -----------       -----------       -----------       -----------

                                            $33,691,657       $   327,090       $   166,794       $33,851,953
                                            ===========       ===========       ===========       ===========

Held-to-maturity:
   Obligations of state and political
      subdivisions                          $ 7,627,126       $    43,507       $    32,859       $ 7,637,774
                                            ===========       ===========       ===========       ===========

                                               GROSS             GROSS             GROSS          APPROXIMATE
                                             AMORTIZED        UNREALIZED        UNREALIZED           MARKET
                                               COST              GAINS             LOSSES            VALUE
                                               ----              -----             ------            -----
1996
----
Available-for-sale:
   U.S. treasury securities and
      obligations of U.S. government
      corporations and agencies             $39,409,885       $   411,145       $   484,074       $39,336,956
   Obligations of state and political
      subdivisions                            1,344,513                 -            15,720         1,328,793
   Federal Home Loan Bank stock               2,258,900                 -                 -         2,258,900
                                            -----------       -----------       -----------       -----------

                                            $43,013,298       $   411,145       $   499,794       $42,924,649
                                            ===========       ===========       ===========       ===========

Held-to-maturity:
   Obligations of state and political
      subdivisions                          $ 9,456,437       $    44,046       $    82,794       $ 9,417,689
                                            ===========       ===========       ===========       ===========


      Interest income from securities for the years ended December 31, 1997, 1996 and 1995, consist of:

                                              1997              1996            1995

U.S. treasury securities                   $  165,720       $  421,236       $1,084,503
Obligations of other U.S. government
   corporations and agencies                2,105,423        2,622,980        2,590,906
Obligations of states and political
   subdivisions                               387,097          479,174          370,034
Other securities                              213,102           98,907           59,533
                                           ----------       ----------       ----------

                                           $2,871,342       $3,622,297       $4,104,976
                                           ==========       ==========       ==========

      Gross realized gains and losses on all sales of securities for the years ended December 31, 1997, 1996 and 1995, are as follows:

                               1997               1996          1995
Gross realized gains:
   Available-for-sale         $1,982             $    -        $1,373
                              ======             ======        ======

Gross realized losses:
   Available-for-sale         $    -             $3,488        $    -
                              ======             ======        ======

      Debt securities at December 31, 1997, will mature on the following schedule:

                                                 AVAILABLE-FOR-SALE                    HELD-TO-MATURITY
                                                 ------------------                    ----------------
                                                               APPROXIMATE                         APPROXIMATE
                                                BOOK             MARKET              BOOK            MARKET
                                                VALUE             VALUE             VALUE             VALUE
                                                -----             -----             -----             -----

Due in one year or less                      $ 5,535,647       $ 5,537,057       $ 3,950,002       $ 3,959,490
Due after one year through five years          6,304,469         6,359,844         3,277,124         3,310,974
Due after five years through ten years         6,718,422         6,740,203                 -                 -
Due after ten years                           15,133,119        15,214,849           400,000           367,310
                                             -----------       -----------       -----------       -----------

                                             $33,691,657       $33,851,953       $ 7,627,126       $ 7,637,774
                                             ===========       ===========       ===========       ===========


      Investment securities with book and market values of $4,918,255 and $4,953,389 at December 31, 1997, respectively and $31,076,496 and
      $31,112,304 at December 31, 1996, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

4.    LOANS:

      Major classifications of loans at December 31, 1997 and 1996, are summarized as follows:

                                           1997                1996

Commercial                           $ 108,985,440        $  97,339,711
Commercial real estate                 125,357,908          108,935,984
Mortgage installment                   146,226,882          108,877,733
Installment consumer                    72,751,994           71,354,067
Other loans                              3,154,342            5,797,753
                                     -------------        -------------

                                       456,476,566          392,305,248
Less:
     Unearned income                    (5,932,977)          (3,702,457)
     Allowance for loan losses          (9,153,823)          (7,330,676)
                                     -------------        -------------

                                     $ 441,389,766        $ 381,272,115
                                     =============        =============

      At December 31, 1997 and 1996, loans on which the accrual of interest had been discontinued totaled $2,264,634 and $616,000, respectively. Unrecorded interest income on these loans aggregated approximately $112,300, $169,100 and $116,300 for 1997, 1996 and 1995, respectively.

      A summary of activity in the allowance for loan losses for the years ended December 31, 1997, 1996 and 1995, was as follows:



                                               1997               1996                1995

Balance at beginning of year              $  7,330,676        $  4,654,234        $  3,446,762
Balances acquired in acquisition of
   Premier Bank                                      -             440,000                   -
Provision for loan losses                    5,953,205           2,973,193           1,423,656
Recoveries                                   1,012,092             888,249             455,778
                                          ------------        ------------        ------------

                                            14,295,973           8,955,676           5,326,196
Loans charged to allowance                 (5,142,150)         (1,625,000)           (671,962)
                                          ------------        ------------        ------------

Balance at end of year                    $  9,153,823        $  7,330,676        $  4,654,234
                                          ============        ============        ============


5.    RELATED PARTY TRANSACTIONS:

      Certain officers, employees and directors and/or companies in which they have ten percent or more beneficial ownership were indebted to the Banks as indicated below. In the opinion of management, all such loans were made in the ordinary course of business on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated borrowers and did not involve more than the normal risk of collectibility.

Balance, December 31, 1995       $ 12,936,017
   Additions                        5,346,426
   Reductions                     (6,894,192)
                                 ------------

Balance, December 31, 1996         11,388,251
   Additions                        2,711,499
   Reductions                     (3,849,713)
                                 ------------

Balance, December 31, 1997       $ 10,250,037
                                 ============

      In addition to the above, the Banks provide financing for purchasers of automotive and other transportation equipment from dealerships in which directors have more than a ten percent beneficial interest. Loans originated through these dealerships aggregated $1,583,653 during 1997 and $1,837,032 for 1996. Such financing is represented by installment notes that are the obligations of the purchasers and are primarily collateralized by the equipment. Some of these notes, totaling $8,868 and $30,126 at December 31, 1997 and 1996, respectively, are secondarily collateralized by dealer finance reserves and also provide for recourse against the dealerships to further protect the Banks against potential losses.

      As described in Note 2, the acquisition of Premier Bank generated promissory notes to the sellers and noncompete agreements with the sellers, a related party. These notes can be summarized as follows at December 31, 1997:

      Noncompete agreement, payable in yearly principal
      installments through January 2000                                    $  130,000

      8% note, interest payments due quarterly, principal
      payments January 15, 2003 through January 8, 2015                       231,418


      8% note, interest payments due quarterly, principal
      payments January 15, 2002 through January 8, 2015                     2,200,000
                                                                            ---------

                                                                           $2,561,418
                                                                           ==========

      Scheduled principal maturities of notes payable as of December 31, 1997, are:

                                      1998                 $   50,000
                                      1999                     40,000
                                      2000                     40,000
                                      2001                     -
                                      2002                    100,000
                                Thereafter                  2,331,418
                                                            ---------

                                                           $2,561,418
                                                           ==========

6.    PREMISES AND EQUIPMENT:

      Premises and equipment at December 31, 1997 and 1996, was comprised of the following:

                                                         1997                1996

Land                                                 $  1,763,220        $  1,763,220
Banking quarters                                        6,951,635           6,613,397
Leasehold improvements                                  1,195,989           1,331,231
Furniture and fixtures                                  5,356,170           6,029,526
Construction in progress                                  117,352              54,748
Automobiles                                               378,996             282,838
                                                     ------------        ------------

                                                       15,763,362          16,074,960
Less accumulated depreciation and amortization         (5,960,163)         (6,235,591)
                                                     ------------        ------------

                                                     $  9,803,199        $  9,839,369
                                                     ============        ============


7.    DEPOSITS:

      The components of interest expense on deposits for the years ended December 31, 1997, 1996 and 1995, were:

                                                         1997              1996              1995
Interest bearing accounts:

     NOW                                             $ 1,556,528       $ 1,400,414       $ 1,385,871
     Money market transaction                          1,132,337           950,906           796,167
     Savings                                           1,241,428         1,185,304           985,319
     Certificates of deposit $100,000 and over         3,093,701         2,080,723         1,723,218
     Other certificates of deposit                    10,853,955         9,560,456         8,126,246
                                                     -----------       -----------       -----------

                                                     $17,877,949       $15,177,803       $13,016,821
                                                     ===========       ===========       ===========


8.    LONG-TERM DEBT:

      The Banks have entered into long-term debt arrangements with the Federal Home Loan Bank of Cincinnati (FHLB) to provide funding for the origination of fixed rate mortgages. This debt is collateralized by the Banks' blanket pledge of mortgage loans aggregating approximately $59,438,000 and stock of the Federal Home Loan Bank.

      Long-term debt at December 31, 1997 and 1996, was summarized as follows:

                                                         1997              1996

5.82% note, interest payments due monthly,
    principal due February 15, 1998                  $ 4,000,000       $ 4,000,000
5.88% note, interest payments due monthly,
    principal due May 20, 1998                         4,000,000         4,000,000
5.81% note, interest payments due monthly,
    principal due December 2, 1998                     2,000,000         2,000,000
5.65% note, payable in monthly installments of
    $21,854 through July 1, 2003                       1,253,257         1,438,966
6.35% note, payable in monthly installments of
    $7,368 through September 1, 2013                     878,824           910,337
6.10% note, payable in monthly installments of
    $8,493 through July 1, 2008                          793,221           845,019
                                                     -----------       -----------

                                                     $12,925,302       $13,194,322
                                                     ===========       ===========


      Scheduled principal maturities of long-term debt outstanding as of December 31, 1997, are:

                 1998                                             $10,309,612
                 1999                                                 303,605
                 2000                                                 321,755
                 2001                                                 340,993
                 2002                                                 361,383
                 Thereafter                                         1,287,954
                                                                  -----------

                                                                  $12,925,302
                                                                  ===========


      At December 31, 1997, the Corporation maintained three unused federal fund lines of credit totaling $20,000,000 with interest at the federal funds buy rate at three correspondent banks. The Corporation also maintains an unused line of credit of $20,000,000 with the Federal Home Loan Bank of Cincinnati with the option of selecting a variable rate of interest for up to 90 days. The line of credit will expire on September 5, 1998. The Bank also maintains a $25,000,000 letter of credit with the FHLB, which is used to pledge the Corporation's public deposits with the state collateral pool, at a quoted one-year variable interest rate which will expire December 16, 1998.

 9.   LEASES:

      The Corporation leases certain banking facilities and equipment under long-term operating lease agreements, which generally contain renewal options for periods ranging from 5 to 30 years, and require the payment of certain additional costs (generally maintenance and insurance).

      Future minimum lease payments for these noncancelable operating leases, with a term in excess of one year, at December 31, 1997, for each of the years in the five year period ending December 31, 2001, and thereafter were as follows:

                   1998                                    $234,577
                   1999                                     169,074
                   2000                                      61,491
                   2001                                      15,138
                                                           --------

                                                           $480,280
                                                           ========


      The total rental expense for operating leases was $164,506, $305,618 and $164,977 for the years ended December 31, 1997, 1996 and 1995, respectively.

10.   STOCK OPTIONS:

      On January 6, 1989, the Corporation established a stock option plan, whereby a certain key executive was granted options to purchase 300 shares per year of the Corporation's stock at one and one-half times book value at each year end. The number of options granted per year was increased to 600 as a result of a 1991 stock split, and 1,800 as a result of a 1997 stock split. The options are fully vested, expire ten years from the date of grant and are cancelled if the key executive voluntarily resigns his employment or is terminated for cause. Compensation expense recognized was $82,800, $30,000 and $24,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

      During 1993, the Corporation granted certain other key executives stock option awards to purchase shares of the Corporation's stock. Shares under this plan are to be awarded at market price at the date of grant. In 1997, 1996 and 1995, the Corporation granted additional stock options to certain key executives to purchase 5,540, 4,980 and 3,900 shares at $100, $71.67 and $60 per share, respectively. If a key executive is a ten percent or greater stockholder at the time of exercise, the option price is increased by ten percent. The options granted in 1993 and 1994 are nonincentive stock options and are fully vested. The options granted in 1995 and subsequent years are incentive stock options and vest at the rate of twenty percent per year and expire ten years from the date of grant.

            A summary of the status of the Corporation's Plans as of December 31, 1997 and 1996, and changes during the years ended on those dates is presented below:

1997
----
                                                          KEY EXECUTIVE                        OTHER KEY EXECUTIVES
                                                          -------------                        --------------------
                                                                    WEIGHTED                              WEIGHTED
                                                                     AVERAGE                              AVERAGE
                                                 OPTIONS          EXERCISE PRICE       OPTIONS        EXERCISE PRICE
                                                 -------          --------------       -------        --------------
Outstanding at beginning of year                   1,800              $50.64            13,803           $ 60.99
Granted                                            1,800               55.50             5,540            100.00
Exercised                                              -                   -               (45)            60.00
                                                   -----              ------            ------           -------

Outstanding at end of year                         3,600              $53.07            19,298           $ 72.19
                                                   =====              ======            ======           =======

Options exercisable at year end                    3,600              $53.07             7,434           $ 55.63
                                                   =====              ======            ======           =======

Fair value of each option
    granted during the year                              $46.99                               $19.20
                                                         ======                               ======

1996
----

Outstanding at beginning of year                  11,244              $38.27             9,900           $ 54.44
Granted                                            1,800               50.64             4,980             71.67
Exercised                                        (11,244)              38.27            (1,077)            50.19
                                                 -------              ------            ------           -------

Outstanding at end of year                         1,800              $50.64            13,803           $ 60.99
                                                 =======              ======            ======           =======

Options exercisable at year end                    1,800              $50.64             5,703           $ 52.21
                                                 =======              ======            ======           =======

Fair value of each option
   granted during the year                               $26.72                               $13.97
                                                         ======                               ======



1997
----


                                                                 WEIGHTED
                                                                  AVERAGE
                                                 OPTIONS      EXERCISE PRICE
                                                 -------      --------------
Outstanding at beginning of year                  15,603          $59.80
Granted                                            7,340           89.09
Exercised                                            (45)          60.00
                                                  ------          ------

Outstanding at end of year                        22,898          $69.19
                                                  ======          ======

Options exercisable at year end                   11,034          $54.79
                                                  ======          ======

Fair value of each option
    granted during the year


1996
----

Outstanding at beginning of year                  21,144          $45.84
Granted                                            6,780           66.07
Exercised                                        (12,321)          39.31
                                                 -------          ------

Outstanding at end of year                        15,603          $59.80
                                                 =======          ======

Options exercisable at year end                    7,503          $51.83
                                                 =======          ======

Fair value of each option
   granted during the year


      The following table summarizes information about the Plans' stock options at December 31, 1997:

                                   OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                             --------------------------------                    -----------------------------------------
                               NUMBER                                           NUMBER                    WEIGHTED
          RANGE OF           OUTSTANDING     WEIGHTED-AVERAGE REMAINING      EXERCISABLE                  AVERAGE
       EXERCISE PRICES       AT 12/31/97          CONTRACTUAL LIFE           AT 12/31/97               EXERCISE PRICE
       ---------------       -----------          ----------------           -----------               --------------

       $50.64 - $55.50           3,600               9.5 years                  3,600                      $53.07

      $48.33 - $100.00          19,298               8.5 years                  7,434                      $55.63

        Had compensation cost for the Corporation's Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS 123, the Corporation's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                               1997                                    1996
                                                 ------------------------------------------------------------------------
                                                 As reported          Proforma          As Reported            Proforma
                                                 -----------          --------          -----------            --------
Net income                                       $6,830,174          $6,775,830          $5,963,262          $5,924,579
Net income per share                                  $5.04               $5.00               $4.43               $4.40
Net income per share, assuming dilution               $5.03               $4.99               $4.43               $4.40


        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: dividend growth rate of 12% and 12%; expected volatility of 10.38% and 7.75%: risk-free interest rates of 5.5% and 6.6%; and expected lives of 7 years and 7 years.

 11.    PROFIT SHARING AND DEFERRED COMPENSATION:

        The Corporation has a contributory profit-sharing plan covering certain employees with one year or more of service. Participating employees have the option to contribute from three to seven percent of their monthly salary to the Plan. The Corporation has made no contributions to this plan for the years ended December 31, 1997, 1996 and 1995.

        The Corporation also has a contributory money purchase plan covering certain employees with one year or more of service. While the employees do not contribute to the plan, the Corporation makes contributions in an amount equal to 10% of each eligible participant's compensation actually paid or received. Additional amounts up to 15% may be contributed at the option of the Board of Directors. The contributions by the Corporation for the money purchase plan were $571,569, $505,031, $427,666 for 1997,
        1996 and 1995, respectively.

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

        Included in accrued interest and other liabilities in the consolidated financial statements is $938,323 and $817,623 at December 31, 1997 and 1996, respectively, related to the above supplemental benefit plans. To fund these plans, the Corporation purchased single premium universal life insurance contracts on the lives of the related directors and officers. The cash surrender value of such contracts is included in the consolidated balance sheets. If all of the assumptions regarding mortality, interest rates, policy dividends, and other factors are realized, the Corporation will ultimately realize its full investment in such contracts.

12.     INCOME TAXES:

        The components of income tax expense for the years ended December 31, 1997, 1996 and 1995, were:

                                      1997               1996               1995
Current income taxes
     Federal                      $ 3,831,898        $ 3,461,877        $ 2,914,271
     State                            731,023            586,397            406,708
                                  -----------        -----------        -----------

                                    4,562,921          4,048,274          3,320,979
Deferred income tax benefit          (573,157)          (677,653)          (568,718)
                                  -----------        -----------        -----------

                                  $ 3,989,764        $ 3,370,621        $ 2,752,261
                                  ===========        ===========        ===========


        A reconciliation of expected federal tax expense based on the federal statutory rate of 34 percent to consolidated tax expense for the years ended December 31, 1997, 1996 and 1995, was as follows:


                                                         1997               1996                1995
Tax at statutory rates                               $ 3,678,779        $ 3,173,520        $ 2,672,638
Tax increases (decreases) attributable to:
     Tax exempt interest                                (131,613)          (180,099)          (122,480)
     State income tax less federal tax benefit           482,475            387,022            268,427
     Interest expense disallowed                          38,813             20,040             23,860
     Dividends                                           (27,797)           (11,551)                 -
     Option compensation                                  28,152             10,200              9,120
     Goodwill amortization                                36,031             35,785                  -
     Cash surrender value earnings                       (66,718)           (58,557)           (48,059)
     Other                                               (48,358)            (5,739)           (51,245)
                                                     -----------        -----------        -----------

                                                     $ 3,989,764        $ 3,370,621        $ 2,752,261
                                                     ===========        ===========        ===========

        The significant components of the Corporation's deferred tax assets and liabilities at December 31, 1997 and 1996, were as follows:

                                                                              1997             1996
        Deferred tax assets:
            Allowance for loan losses and other real estate owned          $3,162,045       $2,358,372
            Unrealized depreciation on available-for-sale securities                -           33,186
            Deferred compensation                                             355,992          310,257
            Accruals and other                                                      -          100,129
                                                                           ----------       ----------

                 Gross deferred tax assets                                  3,518,037        2,801,944
                                                                           ----------       ----------

        Deferred tax liabilities:
            Depreciation                                                      533,785          385,060
            Unrealized appreciation on available-for-sale securities           60,469                -
            Core deposit intangible                                           334,481          376,290
            FHLB stock                                                        141,444           72,238
                                                                           ----------       ----------

                 Gross deferred tax liabilities                             1,070,179          833,588
                                                                           ----------       ----------

        Net deferred tax asset                                             $2,447,858       $1,968,356
                                                                           ==========       ==========


13.     FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:

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

        Outstanding standby letters of credit as of December 31, 1997 and 1996 amounted to $1,931,888 and $2,269,878, respectively. Outstanding commitments to lend at fixed rates were $1,608,807 and $3,755,700 and at variable rates were $3,423,217 and $8,429,531 at December 31, 1997 and 1996, respectively. Undisbursed advances on customer lines of credit were $61,141,551 and $52,021,000 at December 31, 1997 and 1996,
        respectively. The amount available for borrowing under inventory collateralized loans was $3,970,495 at December 31, 1997 and $5,941,000 at December 31, 1996. The Banks do not anticipate any losses as a result of these transactions that would be unusual in relation to its historical levels of loan losses on its recorded loan portfolio.

14.     CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS:

        The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involves quantitative measures of the Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997 and 1996, respectively, that the Banks meet all capital adequacy requirements to which they are subject.

        The Banks are well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Banks must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks' category.




                                                                ACTUAL
                                                           -----------------
                                                           AMOUNT      RATIO
                                                           ------      -----

        As of December 31, 1996:
           Total Capital (to Risk
              Weighted Assets):
              Consolidated                              $47,860,000    12.69%
                 Greene County Bank                      46,247,000    13.01%
                 Premier Bank                             2,625,000    11.94%

           Tier I Capital (to Risk
           Weighted Assets):
                 Consolidated                            43,112,000    11.43%
                 Greene County Bank                      41,772,000    11.75%
                 Premier Bank                             2,349,000    10.69%

           Tier I Capital (to Average
              Assets):
                 Consolidated                            43,112,000     9.16%
                 Greene County Bank                      41,772,000     9.60%
                 Premier Bank                             2,349,000     7.32%

   As of December 31, 1997:
           Total Capital (to Risk
              Weighted Assets):
                 Consolidated                           $53,035,000    12.33%
                 Greene County Bank                      51,457,000    12.87%
                 Premier Bank                             3,217,000    11.14%

           Tier I Capital (to Risk
              Weighted Assets):
                 Consolidated                            47,612,000    11.07%
                 Greene County Bank                      46,415,000    11.61%
                 Premier Bank                             2,854,000     9.88%

           Tier I Capital (to Average
              Assets):
                 Consolidated                            47,612,000     9.30%
                 Greene County Bank                      46,415,000     9.80%
                 Premier Bank                             2,854,000     7.67%



                                                                     REGULATORY
                                                                    REQUIREMENTS
                                                                    FOR CAPITAL
                                                                 ADEQUACY PURPOSES
                                                           -----------------------------
                                                           AMOUNT                  RATIO
                                                           ------                  -----

        As of December 31, 1996:
           Total Capital (to Risk
              Weighted Assets):
              Consolidated                              $30,178,000       greater than or equal to 8%
                 Greene County Bank                      28,441,120       greater than or equal to 8%
                 Premier Bank                             1,758,640       greater than or equal to 8%

           Tier I Capital (to Risk
           Weighted Assets):
                 Consolidated                            15,088,760       greater than or equal to 4%
                 Greene County Bank                      14,220,560       greater than or equal to 4%
                 Premier Bank                               879,320       greater than or equal to 4%

           Tier I Capital (to Average
              Assets):
                 Consolidated                            18,821,120       greater than or equal to 4%
                 Greene County Bank                      17,413,200       greater than or equal to 4%
                 Premier Bank                             1,283,640       greater than or equal to 4%

   As of December 31, 1997:
           Total Capital (to Risk
              Weighted Assets):
                 Consolidated                           $34,408,000       greater than or equal to 8%
                 Greene County Bank                      31,981,840       greater than or equal to 8%
                 Premier Bank                             2,310,320       greater than or equal to 8%

           Tier I Capital (to Risk
              Weighted Assets):
                 Consolidated                            17,204,000       greater than or equal to 4%
                 Greene County Bank                      15,990,920       greater than or equal to 4%
                 Premier Bank                             1,155,160       greater than or equal to 4%

           Tier I Capital (to Average
              Assets):
                 Consolidated                            20,481,840       greater than or equal to 4%
                 Greene County Bank                      18,939,440       greater than or equal to 4%
                 Premier Bank                             1,487,560       greater than or equal to 4%



                                                                       TO BE WELL
                                                                   CAPITALIZED UNDER
                                                                   PROMPT CORRECTIVE
                                                                   ACTION PROVISIONS
                                                       --------------------------------
                                                        AMOUNT                  RATIO
                                                        ------                  -----

        As of December 31, 1996:
           Total Capital (to Risk
              Weighted Assets):
              Consolidated                            $37,721,900      greater than or equal to 10%
                 Greene County Bank                    35,551,400      greater than or equal to 10%
                 Premier Bank                           2,198,300      greater than or equal to 10%

           Tier I Capital (to Risk
           Weighted Assets):
                 Consolidated                          22,633,140      greater than or equal to 6%
                 Greene County Bank                    21,330,840      greater than or equal to 6%
                 Premier Bank                           1,318,980      greater than or equal to 6%

           Tier I Capital (to Average
              Assets):
                 Consolidated                          23,526,400      greater than or equal to 5%
                 Greene County Bank                    21,766,500      greater than or equal to 5%
                 Premier Bank                           1,604,550      greater than or equal to 5%

   As of December 31, 1997:
           Total Capital (to Risk
              Weighted Assets):
                 Consolidated                         $43,010,000      greater than or equal to 10%
                 Greene County Bank                    39,977,300      greater than or equal to 10%
                 Premier Bank                           2,887,900      greater than or equal to 10%

           Tier I Capital (to Risk
              Weighted Assets):
                 Consolidated                          25,806,000      greater than or equal to 6%
                 Greene County Bank                    23,986,380      greater than or equal to 6%
                 Premier Bank                           1,732,740      greater than or equal to 6%

           Tier I Capital (to Average
              Assets):
                 Consolidated                          25,602,300      greater than or equal to 5%
                 Greene County Bank                    23,674,300      greater than or equal to 5%
                 Premier Bank                           1,859,450      greater than or equal to 5%


        The Corporation's principal source of funds is dividends received from the Banks. Under applicable banking laws, the Banks may only pay dividends from retained earnings and only to the extent that the remaining balance of retained earnings is at least equal to the capital stock amounts of the respective Banks. As a practical matter, dividend payments by the Banks to the Corporation would be limited by the necessity to maintain appropriate amounts for capital adequacy purposes.

15.     ADDITIONAL CASH FLOW INFORMATION:

        Income taxes paid during the years ended December 31, 1997, 1996 and 1995 amounted to $4,460,000, $5,273,919 and $3,617,622, respectively.
        Interest expense paid in cash during the years 1997, 1996 and 1995 amounted to $18,970,895, $15,632,435 and $12,360,091, respectively.

        Significant noncash transactions for the years ended December 31, 1997, 1996 and 1995, were as follows:


                                                                           1997              1996             1995

            Financed sales of other real estate owned                  $   147,128       $    59,750       $   159,000
            Foreclosed loans transferred to OREO                           784,769           380,587           124,767
            Assets acquired/generated through bank purchase:
               Investments                                                       -         6,750,643                 -
               Loans, net                                                        -        14,638,794                 -
            Property, plant and equipment, net                                   -           567,992                 -
               Other assets                                                      -           450,034                 -
                                                                                 -
            Intangibles                                                          -         2,159,966                 -

            Liabilities assumed/generated through bank purchase:
               Deposits                                                          -        22,005,281                 -
               Accrued interest and other liabilities                            -           546,483                 -
               Notes payable                                                     -         2,431,418                 -
               Noncompete payable                                                -           230,000                 -
               Deferred tax liability                                            -           376,290

16.     PARENT COMPANY FINANCIAL INFORMATION:

        Condensed financial information for Greene County Bancshares, Inc. (parent company only) was as follows:

                            CONDENSED BALANCE SHEETS

                                                                              DECEMBER 31,
                                                                    ------------------------------
                                                                        1997              1996
ASSETS
Cash                                                                $   983,385       $  1,099,373
Investment in subsidiaries                                           50,043,024         44,756,925
Premises and equipment, net                                                   -            695,117
Cash surrender value of life insurance contracts                        193,524            184,108
Other assets                                                          1,758,294          1,976,263
                                                                    -----------       ------------
         Total assets                                               $52,978,227       $ 48,711,786
                                                                    ===========       ============

LIABILITIES

Deferred income taxes                                               $   302,980       $    343,104
Related party notes payable                                           2,561,418          2,611,418
Other liabilities                                                           969             31,928
                                                                    -----------       ------------

                                                                      2,865,367          2,986,450
                                                                    -----------       ------------

SHAREHOLDERS' EQUITY

Common stock                                                         13,545,000          4,514,850
Paid-in capital                                                       4,135,460          4,132,909
Retained earnings                                                    32,332,574         37,133,040
Net unrealized depreciation on available-for-sale securities, net of income tax expense (benefit) of $60,469 and
   $(33,186) in 1997 and 1996, respectively                              99,826            (55,463)
                                                                    -----------       ------------
         Total shareholders' equity                                  50,112,860         45,725,336
                                                                    -----------       ------------
         Total liabilities and shareholders' equity                 $52,978,227       $ 48,711,786
                                                                    ===========       ============

                        CONDENSED STATEMENTS OF EARNINGS

                                                                    YEARS ENDED DECEMBER 31,
                                                          ----------------------------------------------
                                                              1997              1996             1995
Revenue:
   Equity in undistributed earnings of subsidiaries       $ 3,902,503        $3,862,086       $2,366,336
   Dividends from subsidiaries                              3,347,855         3,022,100        2,818,338
   Other income                                               126,212           107,871           53,837
                                                          -----------        ----------       ----------
         Total revenue                                      7,376,570         6,992,057        5,238,511

Related party interest expense                                247,215           160,718                -
Other expense                                                 556,784           524,547           92,586
                                                          -----------        ----------       ----------
Income before income taxes                                  6,572,571         6,306,792        5,145,925

Income tax expense (benefit)                                 (257,603)          343,530           37,485
                                                          -----------        ----------       ----------

Net income                                                $ 6,830,174        $5,963,262       $5,108,440
                                                          ===========        ==========       ==========

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                              YEARS ENDED DECEMBER 31,
                                                                          ----------------------------
                                                                    1997               1996               1995
Cash flows from operating activities:
    Net income                                                  $ 6,830,174        $ 5,963,262        $ 5,108,440
    Adjustments to reconcile net income to
       net cash provided by operating activities:
         Equity in undistributed earnings of subsidiaries        (3,902,503)        (3,862,086)        (2,366,336)
         Depreciation and amortization                              215,999            232,855             18,233
         Change in other assets                                     (71,344)           537,500           (493,106)
         Change in other liabilities                                (30,959)           (22,236)           (18,597)
                                                                -----------        -----------        -----------

                Net cash provided by operating activities         3,041,367          2,849,295          2,248,634
                                                                -----------        -----------        -----------

Cash flows from investing activities:
    Acquisition of bank                                                   -           (708,582)                 -
    Increase in cash surrender value of life
       insurance contracts                                           (9,416)            (6,128)            (9,492)
                                                                -----------        -----------        -----------
                Net cash used by investing activities                (9,416)          (714,710)            (9,492)
                                                                -----------        -----------        -----------

Cash flows from financing activities:
    Capital contributed to subsidiary                              (500,000)                 -                  -
    Proceeds from issuance and sale of common stock                   2,701            484,366                  -
    Proceeds from sale of common stock subject
       to rescission                                                      -                  -            851,530
    Repayments of related party debt                                (50,000)           (50,000)                 -
    Repayments of debt                                                    -           (327,239)                 -
    Dividends paid                                               (2,600,640)        (2,328,858)        (2,052,192)
                                                                -----------        -----------        -----------

                Net cash used by financing activities            (3,147,939)        (2,221,731)        (1,200,662)
                                                                -----------        -----------        -----------

Net increase (decrease) in cash                                    (115,988)           (87,146)         1,038,480

Cash at beginning of year                                         1,099,373          1,186,519            148,039
                                                                -----------        -----------        -----------

Cash at end of year                                             $   983,385        $ 1,099,373        $ 1,186,519
                                                                ===========        ===========        ===========

17.     COMMITMENTS AND CONTINGENCIES:

        The Corporation and Banks are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Corporation's consolidated financial position, results of operations, or cash flows.

18.     FAIR VALUES OF FINANCIAL INSTRUMENTS:

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

        SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE - Fair values of securities sold under agreements to repurchase are based on quoted market prices.

        The estimated fair values of the Corporation's financial instruments at December 31, 1997 and 1996, were as follows (rounded to the nearest thousand):


                                                           1997                                  1996
                                            -----------------------------------------------------------------------
                                                CARRYING            FAIR              CARRYING            FAIR
                                                 VALUE              VALUE              VALUE              VALUE
                                                 -----              -----              -----              -----
Financial assets:
   Securities                               $ 41,319,000       $ 42,294,000       $ 52,470,000       $ 51,390,000
   Federal funds sold                          5,500,000          5,500,000                  -                  -
   Loans, net                                441,390,000        438,824,000        381,272,000        378,528,000

Financial liabilities:
   Deposits                                 $461,729,000       $444,939,000       $408,722,000       $388,942,000
   Securities sold under agreements
     to repurchase                             1,414,000          1,414,000          3,272,000          3,272,000
Long-term debt                                12,925,000         12,917,000         13,194,000         13,027,000

        The Corporation believes that the fair value of commitments to extend credit and standby letters of credit approximate the stated amounts at December 31, 1997 and 1996.

19.     NET INCOME PER SHARE OF COMMON STOCK:

        Net income per share of common stock is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during each year. Stock options are regarded as common stock equivalents. Common stock equivalents are computed using the treasury stock method.

        The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the years ended December 31, 1997, 1996 and 1995:

                                    1997                             1996                             1995
                          ------------------------        ---------------------------     -----------------------------
                           INCOME          SHARES           INCOME          SHARES           INCOME           SHARES
                           ------          ------           ------          ------           ------           ------
                         (NUMERATOR)    (DENOMINATOR)     (NUMERATOR)    (DENOMINATOR)    (NUMERATOR)     (DENOMINATOR)
BASIC EPS
Income available
   to common
   shareholders          $6,830,174       1,354,498       $5,963,262       1,344,852       $5,108,440       1,335,678

EFFECT OF DILUTIVE
   SECURITIES
Stock options
   outstanding                    -           4,109                -           2,664                -           2,778
                         ----------       ---------       ----------       ---------       ----------       ---------

DILUTED EPS
Income available
   to common
   shareholders
   plus assumed
   conversions           $6,830,174       1,358,607       $5,963,262       1,347,516       $5,108,440       1,338,456
                         ==========       =========       ==========       =========       ==========       =========


20.     YEAR 2000:

        The Corporation has conducted an inventory and risk assessment on how its systems applications will be affected by the year 2000. The Corporation's current version of its mission critical applications are not yet year 2000 compliant. The Corporation has been assured that a current market version of this application is year 2000 compliant and plans to install this upgrade by April 1998. However, the Corporation is still assessing the timing of when other less than mission critical applications such as its online teller software and platforming software can be upgraded for the year 2000.

        The Corporation has developed a project plan with strict project management, due in part to its establishment of a year 2000 committee and the completed inventory and risk assessment, in order to ensure an uninterruptible supply of service to its customers for the year 2000 and beyond.

                        MARKET AND DIVIDEND INFORMATION

        As of March 25, 1998, there were 1,354,572 shares of Common Stock outstanding and approximately 1,519 holders of record.

        There is no established public trading market in which shares of the Common Stock are regularly traded, nor are there any uniformly quoted prices for shares of the Common Stock. The following table sets forth certain information known to management as to the prices at the end of each quarter for the Common Stock and cash dividends declared per share of Common Stock for the calendar quarters indicated.


                                             Sales Price at       Dividends Declared
                                              Quarter-End            Per Share (2)
                                              -----------            -------------

       1996:
            First quarter                     $ 63.33(1)               $  0.373(1)
            Second quarter                      66.67(1)                  0.373(1)
            Third quarter                       66.67(1)                  0.374(1)
            Fourth quarter                      71.67(1)                  0.600(1)
                                                                        -------
                                                                       $  1.720
                                                                        =======

       1997:
            First quarter                     $ 76.67(1)               $  0.416(1)
            Second quarter                      76.67(1)                  0.417(1)
            Third quarter                       83.33(1)                  0.417(1)
            Fourth quarter                     100.00(1)                  0.670(1)
                                                                        -------
                                                                       $  1.920
                                                                        =======

------------


(1) The sales price and dividend information has been restated to reflect the effect of the Company's 3-for-1 stock split effected as a stock dividend in October 1997.

(2) For information regarding restrictions on the payment of dividends by the Banks to the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" in this Annual Report. See also Note 14 of Notes to Consolidated Financial Statements.