Form 10-Q
period 1998-03-31
GREENE COUNTY BANCSHARES INC
filed 1998-05-08
CIK 764402

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


For Quarter ended March 31, 1998             Commission File Number
                                                     0-14289



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

Registrant's telephone number, including area code 423-639-5111
                                                   ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X    No
                                   ---     ----

Indicate the number or shares outstanding of each of the Issuers classes of common stock as of the latest practicable date: 1,354,878.

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Registrant and its wholly-owned subsidiaries are as follows:

         Condensed Consolidated Balance Sheets - March 31, 1998 and December 31, 1997.

         Condensed Consolidated Statements of Income - For the three months ended March 31, 1998 and 1997.

         Consolidated Statements of Comprehensive Income-For the three months ended March 31, 1998 and 1997.

         Condensed Consolidated Statement of Stockholders' Equity- For the three months ended March 31, 1998.

         Condensed Consolidated Statements of Cash Flows - For the three months ended March 31, 1998 and 1997.

         Notes to Condensed Consolidated Financial Statements.

                 GREENE COUNTY BANCSHARES,INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                                                        (UNAUDITED)
                                                                  March 31,    December 31,
                                                                     1998         1997*
                                                                 -----------  -------------
                                                                        (In Thousands)
                          ASSETS
                          ------
Cash and Due from Banks                                             $15,688       $20,687
Federal Funds Sold and Other Interest-earning Deposits               19,535         5,500

Securities available-for-sale                                        31,610        33,852
Securities held-to-maturity (with a market value of $6,596
  on March 31, 1998 and $7,638 on December 31, 1997).                 6,641         7,627

Loans                                                               441,737       450,544
  Less: Allowance for Loan Losses                                     9,239         9,154
                                                                      -----         -----

  Net Loans                                                         432,498       441,390
                                                                    -------       -------

Bank Premises and Equipment, Net of
    Accumulated Depreciation                                          9,948         9,803
Other Assets                                                         14,519        15,242
                                                                     ------        ------

     Total Assets                                                  $530,439      $534,101
                                                                   ========      ========


           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

Deposits                                                           $464,293      $461,729
Securities Sold under Repurchase Agreements
  and Short-Term Borrowed Funds                                       1,510         1,414
Other Borrowings                                                      7,367        15,487
Other Liabilities                                                     5,310         5,359
                                                                      -----         -----

    Total Liabilities                                               478,480       483,989
                                                                    -------       -------



                   SHAREHOLDERS' EQUITY
                   --------------------

Common Stock, par value $10, authorized 3,000,000 shares;
    issued and outstanding 1,354,878 and 1,354,500  shares at
    March 31, 1998 and December 31, 1997, respectively               13,549        13,545
Paid in Capital                                                       4,158         4,135
Retained Earnings                                                    34,165        32,332
Accumulated Other Comprehensive Income                                   87           100
                                                                         --           ---


    Total Shareholders' Equity                                       51,959        50,112
                                                                     ------        ------

                                                                   $530,439      $534,101
                                                                   ========      ========


* Condensed from Audited Financial Statements.
See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                 GREENE COUNTY BANCSHARES,INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)




                                                                     Three Months Ended
                                                                       March 31
                                                                     1998         1997
                                                                     ----         ----
                                                          (in thousands except per share data)

Interest Income:
  Interest and Fees on Loans                                      $11,920      $10,332
  Interest on Investment Securities                                   621          761
  Interest on Federal Funds Sold and Other
    Interest-earning Deposits                                         133           35
                                                                     ----         ----
                                  Total Interest Income            12,674       11,128

Interest Expense:
  Interest on Deposits                                              4,663        4,058
  Interest on Borrowings                                              177          260
                                                                     ----         ----
                                 Total Interest Expense             4,840        4,318
                                                                    -----        -----
                                    Net Interest Income             7,834        6,810

Provision for Loan Losses                                             337          421
                                                                     ----         ----

  Net Interest Income after
     Provision for Loan Losses                                      7,497        6,389
                                                                     ----         ----

Noninterest Income:
  Service Charges, Commissions and Fees                               708          682
  Other Income                                                        252          427
                                                                     ----         ----
                                                                      960        1,109
Noninterest Expense:
  Salaries and Benefits                                             2,644        2,055
  Occupancy and Furniture and Equipment Expense                       619          603
  Other Expenses                                                    1,161          837
                                                                    -----          ---
                                                                    4,424        3,495
                                                                    -----        -----
Earnings Before Income Taxes                                        4,033        4,003

Income Taxes                                                        1,523        1,515
                                                                    -----        -----

Net income                                                         $2,510       $2,488
                                                                   ======       ======



Average Number of Shares, Assuming Dilution                     1,361,970    1,357,554
Per Share of Common Stock:
  Net Income                                                        $1.85        $1.84
                                                                    =====        =====
  Net Income, Assuming Dilution                                     $1.84        $1.83
                                                                    =====        =====
  Dividends                                                         $0.50        $0.42
                                                                    =====        =====

See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                 GREENE COUNTY BANCSHARES,INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                                            Three Months Ended
                                                                 March 31
                                                             1998              1997
                                                             ----              ----
                                                       (in thousands except per share data)

Net Income                                                 $2,510            $2,488
Other Comprehensive Income (Loss), net of tax:
  Unrealized Gains (Losses) on Securities                     (13)              121
                                                              ----              ---
Other Comprehensive Income (Loss)                             (13)              121
                                                              ----              ---
Comprehensive Income                                       $2,497            $2,609
                                                           ======            ======

Average Number of Shares, Assuming Dilution             1,361,970         1,357,554
Per Share of Common Stock:
  Comprehensive Income                                      $1.84             $1.93
                                                            =====             =====
  Comprehensive Income, Assuming Dilution                   $1.83             $1.92
                                                            =====             =====
  Dividends                                                 $0.50             $0.42
                                                            =====             =====



See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                 (In Thousands)


                                                                                 Accumulated
                                                                                    Other
                                         Common       Paid in     Retained      Comprehensive
                                          Stock       Capital     Earnings         Income           Total
                                          -----       -------     --------         ------           -----

January 1, 1998                          $13,545       $4,135      $32,332          $100           $50,112

Comprehensive income
  Net income                                -            -          2,510             -              2,510
  Other comprehensive income (loss),
   net of tax
     Unrealized losses on securities        -            -            -               -               (13)
                                                                                                      ----
  Other comprehensive income(loss)          -            -            -              (13)             (13)
                                                                                                      ----
Comprehensive income                        -            -            -               -              2,497
                                                                                                     -----
Dividends paid                              -            -           (677)            -              (677)

Exercise of stock options                   4           16            -               -                20

Tax benefit from exercise
of stock options                            -            7            -               -                 7
                                        ---------    ---------    ---------        ---------      ----------

March 31, 1998                           $13,549       $4,158      $34,165           $87           $51,959
                                        =========    =========    =========        =========      ==========





See Accompanying Notes to Condensed Consolidated Financial Statements(Unaudited)

                GREENE COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (In Thousands)

                                                                           March 31,        March 31,
                                                                              1998             1997
                                                                           ---------        ----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
        Net Income                                                           $2,510            $2,488
        Adjustments to reconcile net income to
        net cash provided by operating activities:
          Provision for loan losses                                             337               421
          Provision for depreciation and amortization                           283               222
          Amortization of investment security premiums,
            net of accretion                                                     79               112
          Decrease (increase) in interest receivable                            312               (88)
          Increase in unearned income                                           536               470
          Decrease (increase) in other assets, net of intangibles               344              (232)
          (Decrease) increase in accrued interest payable
            and other                                                          (713)            2,721
                                                                           ---------        ----------
          Net cash provided by operating activities                           3,688             6,114
                                                                           ---------        ----------

    CASH FLOWS FROM INVESTING ACTIVITIES:
          Net increase in investment securities,
            federal funds and other interest-earning deposits               (10,807)           (5,113)
          Net decrease (increase) in loans                                    8,270           (17,137)
          Improvements in other real
            estate owned and other, net                                         (58)             (121)
          Recoveries of loan losses                                             379               127
          Fixed asset additions                                                (356)              (93)
                                                                           ---------        ----------
          Net cash used by investing activities                              (2,572)          (22,337)
                                                                           ---------        ----------

    CASH FLOWS FROM FINANCING ACTIVITIES:
          Net increase in demand deposits, NOW,
            money market and savings accounts                                 2,565            13,918
          Cash dividends paid                                                  (677)             (564)
          Exercise of stock options                                              20                 3
          Increase in securities sold under
            agreements to repurchase                                             96             2,126
          Decrease in other borrowings, net                                  (8,119)           (2,676)
                                                                           ---------        ----------
          Net cash (used) provided by financing activities                   (6,115)           12,807
                                                                           ---------        ----------
     NET INCREASE (DECREASE) IN CASH                                         (4,999)           (3,416)
                                                                           ---------        ----------
     CASH AT BEGINNING OF QUARTER                                            20,687            21,332
                                                                           ---------        ----------
     CASH AT END OF QUARTER                                                 $15,688           $17,916
                                                                           =========        ==========

See Accompanying Notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1-PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements of Greene County Bancshares, Inc. (the "Company") and its wholly owned subsidiaries, Greene County Bank ("GCB") and Premier Bank of East Tennessee("PBET"), have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit and the results of operations for the interim period herein are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2-ALLOWANCE FOR LOAN LOSSES

Transactions in the Allowance for Loan Losses for the three months ended March 31, 1998 were as follows:

                                                              (In Thousands)
                                                              --------------
Balance, January 1, 1998                                        $9,154

Add(Deduct):
  Charge-offs                                                     (631)
  Recoveries                                                       379
  Provision                                                        337
                                                                 -----

Balance, March 31, 1998                                         $9,239
                                                                ======

3-NET INCOME PER SHARE OF COMMON STOCK

Net income per share of common stock is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Stock options are regarded as common stock equivalents. Common stock equivalents are computed using the treasury stock method.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three months ended March 31, 1998 and 1997:

                                                              THREE MONTHS ENDED MARCH 31,
                                                        1998                             1997
                                         --------------------------------    --------------------------------------
                                                             (DOLLAR AMOUNTS IN THOUSANDS)
                                              INCOME         SHARES             INCOME           SHARES
                                           (NUMERATOR)   (DENOMINATOR)        (NUMERATOR)     (DENOMINATOR)
         BASIC EPS
         Income available to
           common shareholders                 $2,510        1,354,597          $2,488            1,354,491

         EFFECT OF DILUTIVE SECURITIES
         Stock options outstanding                -              7,373             -                  3,063
                                         ----------------------------------------------------------------------

         DILUTED EPS
         Income available to common
           shareholders plus assumed
           conversions                         $2,510        1,361,970          $2,488            1,357,554
                                         ======================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING ALL DOCUMENTS INCORPORATED HEREIN BY REFERENCE, CONTAINS FORWARD-LOOKING STATEMENTS. ADDITIONAL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS MAY BE MADE BY THE COMPANY FROM TIME TO TIME IN FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION OR OTHERWISE. THE WORDS "BELIEVE", "EXPECT", "SEEK", AND "INTEND" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE THE STATEMENT IS MADE. SUCH FORWARD-LOOKING STATEMENTS ARE WITHIN THE MEANING OF THAT TERM IN SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS MAY INCLUDE, BUT ARE NOT LIMITED TO, PROJECTIONS OF INCOME OR LOSS, EXPENDITURES, ACQUISITIONS, PLANS FOR FUTURE OPERATIONS, FINANCING NEEDS OR PLANS RELATING TO SERVICES OF THE COMPANY, AS WELL AS ASSUMPTIONS RELATING TO THE FOREGOING. FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, SOME OF WHICH CANNOT BE PREDICTED OR QUANTIFIED. FUTURE EVENTS AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN, CONTEMPLATED BY OR UNDERLYING THE FORWARD-LOOKING STATEMENTS.

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

         The Company's liquid assets include investment securities available for sale, federal funds sold and other interest-earning deposits, and cash and due from banks. These assets represented 14.1% of the total liquidity base at March 31, 1998, as compared to 12.5% at December 31, 1997. The liquidity base is generally defined to include deposits, securities sold under repurchase agreements and short-term borrowed funds and other borrowings.

         For the three months ended March 31, 1998, operating activities of the Company provided $3,688,000 of cash flows. Net income of $2,510,000, adjusted for non-cash operating activities, including $337,000 in provision for loan losses and amortization and depreciation of $362,000, provided the majority of the cash generated from operations.

         Investing activities, including lending, used $2,572,000 of the Company's cash flow during the three months ended March 31, 1998. The Company's increase in investment securities, federal funds sold and other interest-earning deposits used $10,807,000 in cash flows, while the net decrease in loans originated net of principal collected provided $8,270,000 in cash inflows.

         Financing activities used $6,115,000 of the Company's cash flow during the three months ended March 31, 1998. Net deposit growth provided $2,565,000 in cash inflows, while the net decrease in other borrowings used $8,119,000 in cash flows. Cash dividends paid to shareholders used an additional $677,000 in cash flows.

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

         Shareholders' equity on March 31, 1998 was $51,959,000 an increase of $1,847,000 or 3.69%, from $50,112,000 on December 31, 1997. The increase in shareholders' equity reflects net income for the three months ended March 31, 1998 of $2,510,000 ($1.84 per share, assuming dilution) and proceeds from the exercise of stock options during the three months ended March 31, 1998 totaling $20,000. This increase was offset by quarterly dividend payments during the three months ended March 31, 1998 totaling $677,000 ($.50 per share) and the reduction in equity associated with the decrease in the value of securities available for sale of $13,000.

         Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of stockholders' equity, less goodwill). At March 31, 1998, the Company and the Banks each satisfied their respective minimum regulatory capital requirements, and each of the Banks was "well-capitalized" within the meaning of federal regulatory requirements.



=============================================================================================================
                                       Capital Ratios at March 31, 1998
-------------------------------------------------------------------------------------------------------------
                                              Required
                                               Minimum            Company            GCB             PBET
                                                Ratio
-------------------------------------------------------------------------------------------------------------
Tier 1 risk-based capital                      4.00%               11.82%           12.34%           10.54%
-------------------------------------------------------------------------------------------------------------
 Total risk-based capital                      8.00%               13.08%           13.60%           11.80%
-------------------------------------------------------------------------------------------------------------
      Leverage Ratio                           4.00%                9.33%            9.86%            7.33%
=============================================================================================================

CHANGES IN RESULTS OF OPERATIONS

         NET INCOME. Net income for the three months ended March 31, 1998 was $2,510,000, an increase of $22,000 or 0.9% as compared to net income of $2,488,000 for the same period in 1997. The increase resulted primarily from an increase in net interest income of $1,024,000, or 15.0%, to $7,834,000 for the three months ended March 31, 1998 from $6,810,000 for the same period in 1997. The increase in net interest income reflects the Company's continued growth in loan production for the three months ended March 31, 1998, as compared to the same period in 1997, through its expanding branch network, primarily through increases in real estate and consumer loans. These increases were offset in part by the $929,000 or 26.6% increase in non-interest expense to $4,424,000 for the three months ended March 31, 1998 from $3,495,000 for the same period in 1997, attributable primarily to increasing compensation and occupancy and furniture and equipment expenses associated with the growth of the Company's branch network.

         NET INTEREST INCOME. The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of interest-earning assets and interest-bearing liabilities, which are affected in part by management's responses to changes in interest rates through asset/liability management. During the three months ended March 31, 1998, net interest income was $7,834,000 as compared to $6,810,000 for the same period in 1997, an increase of 15.0%. This increase was due primarily to an increase in volume of and yield on average interest-earning assets, offset by increased balances of and rates paid on average interest-bearing liabilities.

         PROVISION FOR LOAN LOSSES. During the three month period ended March 31, 1998, loan charge-offs were $631,000 and recoveries of charged-off loans were $379,000. The Company's provision for loan losses decreased to $337,000 for the three months ended March 31, 1998, from $421,000 for the same period in 1997. As a result, the Company's allowance for loan losses increased by $85,000 to $9,239,000 at March 31, 1998 from $9,154,000 at December 31, 1997. The ratio of the allowance for loan losses to nonperforming assets was 194.83% and 210.15% at March 31, 1998 and December 31, 1997, respectively, and the ratio of nonperforming assets to total assets was .89% and .81% at March 31, 1998 and December 31, 1997, respectively.

         NON-INTEREST INCOME. Income that is not related to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important supplement to the traditional method of earning income through interest rate spreads.

         Total non-interest income for the three months ended March 31, 1998 was $960,000 as compared to $1,109,000 for the same period in 1997, a decrease of $149,000, or 13.4%. The largest component of non-interest income is service charges, commissions and fees, which totaled $708,000 for the three months ended March 31, 1998 as compared to $682,000 for the same period in 1997. This increase of 3.8% reflects management's continued focus on the generation of fee income through implementation of additional fees and increasing existing fees.

         Other income for the three months ended March 31, 1998 declined $175,000, or 41.0%, to $252,000 from $427,000 for the same period in 1997. This decline is due principally to the nonrecurring $191,000 gain, recognized in the three months ended March 31, 1997, on the sale of GCB's Sullivan County Walmart branch in connection with the Company's continuous review of branch operations and market strategy.

         NON-INTEREST EXPENSE. Control of non-interest expense also is an important aspect in managing net income. Non-interest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total non-interest expense was $4,424,000 for the three months ended March 31, 1998 compared to $3,495,000 for the same period in 1997.

         Personnel costs are the primary element of the Company's non-interest expenses. For the three months ended March 31, 1998, salaries and benefits represented $2,644,000 or 59.8% of total noninterest expenses. This was an increase of $589,000 or 28.7% over the $2,055,000 for the three months ended March 31, 1997. At March 31, 1997, salaries and benefits represented 58.8% of total noninterest expenses. These increases were due to opening new branches and strengthening certain operational areas, which required increased staff at varying experience and compensation levels and increased employee benefit costs. Overall, the number of full-time equivalent employees at March 31, 1998 was 272 versus 248 at March 31, 1997, an increase of 9.7%.

         Occupancy and furniture and equipment expense also increased during the three months ended March 31, 1998 compared to the same period in 1997 as the Company increased its size to 29 branches at March 31, 1998 from 27 branches at March 31, 1997.

         Other expenses increased by $324,000, or 38.7%, from the three months ended March 31, 1997 to the same period in 1998. This increase is reflective of the Company's new branches which required additional advertising, postage, telephone and other expenses, as well as increased expenses related to new programs for customer product delivery.

CHANGES IN FINANCIAL CONDITION

         Total assets at March 31, 1998 were $530.4 million, a decrease of $3.7 million, or 0.7%, over 1997's year end total assets of

$534.1 million. The slight reduction in assets was centered principally in interest-earning assets as a result of the use of cash to reduce other borrowings, as further described below.

         At March 31, 1998, loans, net of unearned income and allowance for loan losses, were $432.5 million compared to $441.4 million at December 31, 1997, a decrease of $8.9 million, or 2.0% from December 31, 1997. The decrease in loans during the first quarter of 1998 is primarily due to payoffs of certain commercial and commercial real estate loans, as well as a softening in loan demand in certain markets.

         Non-performing loans include non-accrual and classified loans. The Company has a policy of placing loans 90 days delinquent in non-accrual status and charging them off at 120 days past due. Other loans past due that are well secured and in the process of collection continue to be carried on the Company's balance sheet. The Company has aggressive collection practices in which senior management is heavily involved. Nonaccrual loans increased by $92,000 during the three month period ended March 31, 1998.

         The Company maintains an investment portfolio to provide liquidity and earnings. Investments at March 31, 1998 with an amortized cost of $38.1 million had a market value of $38.2 million. At year end 1997, investments with an amortized cost of $41.3 million had a market value of $41.5 million. This decrease, resulting from normal maturing of securities, was principally used to fund part of the decrease in other borrowings.

         In view of the softening of loan demand in certain markets during the quarter ended March 31, 1998, the company elected to deploy some of its liquidity toward the reduction of its other borrowings. Accordingly, other borrowings were reduced approximately $8.1 million. Most of the reduction took place in the Company's advances with the Federal Home Loan Bank of Cincinnati, which were costing more than the earnings being generated on federal funds sold. The funding mechanism for the Company's assets consists primarily of deposits, which were $464.3 million at March 31, 1998. This represents a $2.6 million, or 0.6%, increase from the deposits at year end 1997 of $461.7 million, with most of the increase occurring in lower-costing transaction accounts. With the softening of loan demand in certain markets, the Company has not aggressively sought new time deposits during the three months ended March 31, 1998.

EFFECT OF NEW ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which
(i) replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS; (ii) requires dual representation of basic and diluted EPS on the face of the consolidated statements of income regardless of whether basic and diluted EPS are the same; and (iii) requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. SFAS No. 128 was effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Adoption of this new standard did not have a material impact on the disclosure of earnings per share in the financial statements of the Company.

         In June, 1997, the FASB issued SFAS No. 130, "Reporting of Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components(revenues, expenses, gains and losses) in a complete set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purposes is required. Adoption of this new standard did not have a material effect on the Company's financial condition or the results of its operations.

         Also in June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting by public companies of operating segments in annual financial statements and requires that those enterprises also report selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments. This statement is effective for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years must be restated. The Company is evaluating SFAS No. 131 to determine the impact, if any, on the Company's reporting and disclosure requirements. The Company intends to adopt the reporting requirements of SFAS No. 131 as of December 31, 1998.

During February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits." The statement revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. The statement is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods for comparative purposes is required. The Company is evaluating SFAS No. 132 to determine the impact on the Company's reporting and disclosure requirements.

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


Date: 5/8/98                       Greene County Bancshares, Inc.
     -------------                 ------------------------------
                                           Registrant



Date: 5/8/98                        /s/
     -------                       --------------------------------------
                                   R. Stan Puckett
                                   President and CEO
                                   (Duly authorized officer)


Date: 5/8/98                        /s/
     -------                       --------------------------------------
                                   William F. Richmond
                                   Sr. Vice President and Chief
                                   Financial Officer
                                   (Principal financial and accounting officer)