Form 10-Q
period 1998-06-30
GREENE COUNTY BANCSHARES INC
filed 1998-08-04
CIK 764402

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


For Quarter ended June 30, 1998             Commission File Number
                                                   0-14289



                         GREENE COUNTY BANCSHARES, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)



        Tennessee                                  62-1222567
-------------------------------                ---------------------------
(State or other jurisdiction of                (IRS Employer Identification
incorporated or organization)                         Number)


Main & Depot Street
Greeneville, Tennessee                               37743
------------------------------                ---------------------------
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


Indicate the number or shares outstanding of each of the Issuers classes of common stock as of the latest practicable date: 1,355,088

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Registrant and its wholly-owned subsidiaries are as follows:

      Condensed Consolidated Balance Sheets - June 30, 1998 and December 31,
      1997.

      Condensed Consolidated Statements of Earnings - For the three and six months ended June 30, 1998 and 1997.

      Consolidated Statements of Comprehensive Income - For the three and six months ended June 30, 1998 and 1997.

      Condensed Consolidated Statement of Stockholders' Equity- For the six months ended June 30, 1998.

      Condensed Consolidated Statements of Cash Flows - For the six months ended June 30, 1998 and 1997.

      Notes to Condensed Consolidated Financial Statements.

                 GREENE COUNTY BANCSHARES,INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997

                                                                   (UNAUDITED)
                                                              June 30,     December 31,
                                                                1998          1997*
                                                             ----------   ------------
                                                                   (In Thousands)
                           ASSETS
                           ------
Cash and Due from Banks                                         $17,913       $20,687
Federal Funds Sold                                               20,815         5,500

Securities available-for-sale                                    29,233        33,852
Securities held-to-maturity (with a market value of $5,017
  on June 30, 1998 and $7,638 on December 31, 1997).              5,041         7,627

Loans                                                           437,486       450,544
  Less: Allowance for Loan Losses                                 9,259         9,154
                                                                  -----         -----

  Net Loans                                                     428,227       441,390
                                                                -------       -------

Bank Premises and Equipment, Net of
  Accumulated Depreciation                                       10,424         9,803
Other Assets                                                     13,949        15,242
                                                                 ------        ------

    Total Assets                                               $525,602      $534,101
                                                               ========      ========


            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------

Deposits                                                       $456,355      $461,729
Securities Sold under Repurchase Agreements
  and Short-Term Borrowed Funds                                   3,132         1,414
Other Borrowings                                                  7,296        15,487
Other Liabilities                                                 5,253         5,359
                                                                  -----         -----

    Total Liabilities                                           472,036       483,989
                                                                -------       -------



                    SHAREHOLDERS' EQUITY
                    --------------------

Common Stock, par value $10, authorized 5,000,000 shares;
  issued and outstanding 1,355,088 and 1,354,500  shares at
  June 30, 1998 and December 31, 1997, respectively              13,551        13,545
Paid in Capital                                                   4,169         4,135
Retained Earnings                                                35,763        32,332
Accumulated Other Comprehensive Income                               83           100
                                                                     --           ---


    Total Shareholders' Equity                                   53,566        50,112
                                                                 ------        ------

                                                               $525,602      $534,101
                                                               ========      ========


* Condensed from Audited Financial Statements.
See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                          GREENE COUNTY BANCSHARES,INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                  (Dollars in thousands except per share data)
                  --------------------------------------------

                                   (UNAUDITED)

                                                      Three Months         Six Months
                                                         Ended                Ended
                                                        June 30              June 30
                                                     1998       1997      1998         1997
                                                     ----       ----      ----         ----
Interest Income:
  Interest and Fees on Loans                      $11,709    $11,116   $23,629      $21,448
  Interest on Securities                              557        744     1,178        1,505
  Interest on Federal Funds Sold                      277         40       410           75
                                                      ---         --       ---           --
                 Total Interest Income             12,543     11,900    25,217       23,028

Interest Expense:
  Interest on Deposits                              4,560      4,363     9,223        8,421
  Interest on Short Term Borrowings                   103        291       280          551
                                                      ---        ---       ---          ---
                Total Interest Expense              4,663      4,654     9,503        8,972
                                                    -----      -----     -----        -----
                   Net Interest Income              7,880      7,246    15,714       14,056

Provision for Loan Losses                             637        803       974        1,224
                                                      ---        ---       ---        -----

  Net Interest Income after
     Provision for Loan Losses                      7,243      6,443    14,740       12,832
                                                    -----      -----    ------       ------

Noninterest Income:
  Service Charges, Commissions and Fees             1,000        751     1,708        1,433
  Security Gains(Losses)                                0          2         0            2
  Other Income                                         69         96       321          523
                                                       --         --       ---          ---
                                                    1,069        849     2,029        1,958
Noninterest Expense:
  Salaries and Employee Benefits                    2,594      2,265     5,238        4,320
  Occupancy and Furniture and Equipment Expense       680        596     1,299        1,199
  Other Expenses                                    1,310      1,063     2,471        1,900
                                                    -----      -----     -----        -----
                                                    4,584      3,924     9,008        7,419
                                                    -----      -----     -----        -----
Earnings Before Income Taxes                        3,728      3,368     7,761        7,371

Income Taxes                                        1,452      1,270     2,975        2,785
                                                    -----      -----     -----        -----

Net income                                         $2,276     $2,098    $4,786       $4,586
                                                   ======     ======    ======       ======



Average Number of Shares, Assuming Dilution     1,363,101  1,357,746 1,362,566    1,357,743
Per Share of Common Stock:
  Net Income                                        $1.68      $1.55     $3.53        $3.39
                                                    =====      =====     =====        =====
  Net Income, Assuming Dilution                     $1.67      $1.55     $3.51        $3.38
                                                    =====      =====     =====        =====
  Dividends                                         $0.50      $0.42     $1.00        $0.83
                                                    =====      =====     =====        =====




     See accompanying notes to Condensed Consolidated Financial Statements
                                  (Unaudited).

                 GREENE COUNTY BANCSHARES,INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                        (in thousands except share and per share data)

                                                       Three Months Ended             Six Months Ended
                                                            June 30                        June 30
                                                      1998           1997            1998          1997
                                                      ----           ----            ----          ----
Net Income                                             $2,276           $2,098        $4,786        $4,586
Other Comprehensive Income (Loss), net of tax:
  Unrealized Gains (Losses) on Securities                (4)              34           (17)          155
                                                                                       ----          ---
Other Comprehensive Income (Loss)                        (4)              34           (17)          155
                                                         ---              --           ----          ---
Comprehensive Income                                   $2,272           $2,132        $4,769        $4,741
                                                       ======           ======        ======        ======

Average Number of Shares, Assuming Dilution          1,363,101        1,357,746     1,362,566     1,357,743
Per Share of Common Stock:
  Comprehensive Income                                 $1.68            $1.57         $3.52         $3.50
                                                       =====            =====         =====         =====
  Comprehensive Income, Assuming Dilution              $1.67            $1.57         $3.50         $3.49
                                                       =====            =====         =====         =====
  Dividends                                            $0.50            $0.42         $1.00         $0.83
                                                       =====            =====         =====         =====



See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                 (In Thousands)


                                                                      Accumulated
                                                                         Other
                                     Common     Paid in   Retained   Comprehensive
                                      Stock     Capital   Earnings      Income        Total
                                      -----     -------   --------      ------        -----
January 1, 1998                      $13,545     $4,135    $32,332         $100      $50,112

Comprehensive income
  Net income                            -          -         4,786           -         4,786
  Other comprehensive income (loss),
   net of tax
     Unrealized losses on securities    -          -          -              -          (17)
                                                                                        ----
  Other comprehensive income(loss)      -          -          -             (17)        (17)
                                                                                        ----
Comprehensive income                    -          -          -              -         4,769
                                                                                       -----

Dividends paid                          -          -        (1,355)          -        (1,355)

Exercise of stock options               6          27         -              -          33

Tax benefit from exercise
of stock options                        -           7         -              -           7
                                   ----------  ---------- -----------    ---------- -----------

June 30, 1998                        $13,551     $4,169    $35,763          $83      $53,566
                                   ==========  ========== ===========    ========== ===========



See Accompanying Notes to Condensed Consolidated Financial Statements(Unaudited)

                GREENE COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                 (In Thousands)

                                                                       June 30,          June 30,
                                                                         1998              1997
                                                                       --------          ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
        Net Income                                                       $4,786            $4,586
        Adjustments to reconcile net income to
        net cash provided by operating activities:
          Provision for loan losses                                         974             1,224
          Provision for depreciation and amortization                       575               581
          Amortization of investment security premiums,
            net of accretion                                                165               202
          Decrease in interest receivable                                   292               212
          Increase in unearned income                                     1,552             1,139
          Decrease (increase) in other assets, net of intangibles           867            (1,466)
          (Decrease) increase in accrued interest payable
            and other                                                    (2,257)            1,921
                                                                         ------            ------
          Net cash provided by operating activities                       6,954             8,399
                                                                         ------            ------

    CASH FLOWS FROM INVESTING ACTIVITIES:
          Net (increase) decrease in investment securities
            and federal funds                                            (8,110)            5,243
          Net decrease (increase) in loans                               11,505           (50,894)
          (Increase) decrease in other real
            estate owned and other, net                                     (16)              119
          Recoveries of loan losses                                       1,039               240
          Fixed asset additions                                            (979)             (187)
                                                                         ------            ------
          Net cash provided (used) by investing activities                3,439           (45,479)
                                                                         ------            ------

    CASH FLOWS FROM FINANCING ACTIVITIES:
          Net (decrease) increase in demand deposits, NOW,
            money market and savings accounts                            (5,373)           34,273
          Cash dividends paid                                            (1,355)           (1,129)
          Exercise of stock options                                          33                 3
          Increase in securities sold under
            agreements to repurchase                                      1,718             5,679
          Decrease in other borrowings, net                              (8,190)           (2,743)
                                                                         ------            ------
          Net cash (used) provided by financing activities              (13,167)           36,083
                                                                         ------            ------
     NET DECREASE IN CASH                                                (2,774)             (997)
                                                                         ------            ------
     CASH AT BEGINNING OF YEAR                                           20,687            21,332
                                                                         ------            ------
     CASH AT END OF QUARTER                                             $17,913           $20,335
                                                                        =======           =======

See Accompanying Notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1-PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements of Greene County Bancshares, Inc. (the "Company") and its wholly owned subsidiaries, Greene County Bank ("GCB") and Premier Bank of East Tennessee ("PBET"), have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit and the results of operations for the interim period herein are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2-ALLOWANCE FOR LOAN LOSSES

Transactions in the Allowance for Loan Losses for the six months ended June 30, 1998 were as follows:

                                            (In Thousands)
                                            --------------
Balance, January 1, 1998                         $9,154

Add(Deduct):
  Charge-offs                                    (1,908)
  Recoveries                                      1,039
  Provision                                         974
                                                 ------

Balance, June 30, 1998                           $9,259
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

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and six months ended June 30, 1998 and 1997:


                                                     THREE MONTHS ENDED JUNE
                                                1998                         1997
                                       ----------------------      ------------------------
                                                (DOLLAR AMOUNTS IN THOUSANDS)
                                   INCOME         SHARES          INCOME        SHARES
                                (NUMERATOR)   (DENOMINATOR)     (NUMERATOR)  (DENOMINATOR)

         BASIC EPS
         Income available to
           common shareholders         $2,276     1,355,019          $2,098      1,354,500

         EFFECT OF DILUTIVE SECURITIES
         Stock options outstannding       -           8,082              -           3,246
                                       ----------------------------------------------------

         DILUTED EPS
         Income available to common
           shareholders plus assumed
           conversions                 $2,276     1,363,101          $2,098      1,357,746
                                       ====================================================



                                                 SIX MONTHS ENDED JUNE 30
                                                1998                         1997
                                       ----------------------      ------------------------
                                             (DOLLAR AMOUNTS IN THOUSANDS)
                                   INCOME         SHARES          INCOME        SHARES
                                (NUMERATOR)   (DENOMINATOR)     (NUMERATOR)  (DENOMINATOR)

         BASIC EPS
         Income available to
           common shareholders         $4,786     1,354,809          $4,586      1,354,497

         EFFECT OF DILUTIVE SECURITIES
         Stock options outstanding        -           7,757             -            3,246
                                       ----------------------------------------------------

         DILUTED EPS
         Income available to common
           shareholders plus assumed
           conversions                 $4,786     1,362,566          $4,586      1,357,743
                                       ====================================================

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

GENERAL

      Greene County Bancshares, Inc. (the "Company") is the bank holding company for Greene County Bank("GCB") and Premier Bank of East Tennessee("APBET"), and collectively referred to as the "Banks", which are Tennessee-chartered commercial banks that conduct the principal business of the Company. The Company is currently in the process of transferring the assets of PBET to GCB and expects to complete the process before year-end. For further information, see
Item 5 below. In addition to its commercial banking operations, GCB conducts separate businesses through its three wholly-owned subsidiaries: Superior Financial Services, Inc. ("Superior Financial"), a consumer finance company; Superior Mortgage Company ("Superior Mortgage"), a mortgage banking company; and GCB Acceptance Corporation ("GCB Acceptance"), a subprime automobile lending company.

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

      The Company's liquid assets include investment securities, federal funds sold and other interest-earning deposits, and cash and due from banks. These assets represented 15.64% of the total liquidity base at June 30, 1998, as compared to 12.5% at December 31, 1997. The liquidity base is generally defined to include deposits, securities sold under repurchase agreements and short-term borrowed funds and other borrowings.

      For the six months ended June 30, 1998, operating activities of the Company provided $6,954,000 of cash flows. Net income of $4,786,000, adjusted for non-cash operating activities, including $974,000 in provision for loan losses and amortization and depreciation of $575,000, provided the majority of the cash generated from operations.

      Investing activities, including lending, provided $3,439,000 of the Company's cash flow during the six months ended June 30, 1998. The net decrease in loans provided $11,505,000 in funds. The Company's increase in investment securities and federal funds sold used $8,110,000 in cash flows.

      Net additional cash outflows of $13,167,000 were used by financing activities during the six months ended June 30, 1998. Net deposit reduction accounted for $5,373,000 of the decrease. Other decreases arose from a decrease in other borrowings, net and cash dividends paid to shareholders of $1,355,000. Offsetting these decreases were an increase in securities sold under agreements to repurchase of $1,718,000.

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

      Shareholders' equity on June 30, 1998 was $53,566,000, an increase of $3,454,000 or 6.89%, from $50,112,000 on December 31, 1997. The increase in shareholders' equity reflects net income for the six months ended June 30, 1998 of $4,786,000 ($3.51 per share, assuming dilution), and proceeds from the exercise of stock options during the six months ended June 30, 1998 totaling $33,000. This increase was offset by quarterly dividend payments during the six months ended June 30, 1998 totaling $1,355,000 ($1.00 per share) and the reduction in equity associated with the decrease in the value of securities available for sale of $17,000.

      Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. At June 30, 1998, the Company and the Banks each satisfied their respective minimum regulatory capital requirements, and each of the Banks was "well-capitalized" within the meaning of federal regulatory requirements.


====================================================================================
                         Capital Ratios at June 30, 1998
------------------------------------------------------------------------------------
                                    Required
                                    Minimum      Company       GCB         PBET
                                      Ratio
------------------------------------------------------------------------------------
   Tier 1 risk-based capital             4.00%      12.40%      12.97%      10.71%
------------------------------------------------------------------------------------
   Total risk-based capital              8.00%      13.67%      14.23%      11.96%
------------------------------------------------------------------------------------
        Leverage Ratio                   4.00%       9.76%      10.27%       7.58%
====================================================================================

CHANGES IN RESULTS OF OPERATIONS

      NET INCOME. Net income for the three and six months ended June 30, 1998 was $2,276,000 and $4,786,000, respectively, an increase of $178,000, or 8.5%
and $200,000, or 4.4%, as compared to net income of $2,098,000 and $4,586,000, respectively, for the same periods in 1997.

      The increase for the three months ended June 30, 1998 resulted primarily from an increase in net interest income of $634,000, or 8.7%, to $7,880,000 for the three months ended June 30, 1998 from $7,246,000 for the same period in 1997. The increase in net interest income reflects the Company's continued growth in average loan balances for the three months ended June 30, 1998, as compared to the same period in 1997, through its expanding branch network, primarily through increases in real estate and consumer loans. However, total loans at June 30, 1998 have declined from the balance at December 31, 1997. For further information, see the discussion in Changes in Financial Condition below. Further, the Company benefitted from an increase in noninterest income of $220,000, or 25.9%, to $1,069,000 for the three months ended June 30, 1998 from $849,000 for the same period in 1997. The increase in noninterest income resulted primarily from a $249,000, or 33.1%, increase in service charges, commissions and fees from $751,000 for the same period in 1997. This increase reflects the Company's strategic focus on the generation of fee income through implementation of additional fees and increasing existing fees. In addition, this increase in net income also reflects the decline for each of the periods in the Company's provision for loan losses. Offsetting, in part, the increases in net interest income and noninterest income was the $660,000, or 16.8%, increase in non-interest expense to $4,584,000 for the three months ended June 30, 1998 from $3,924,000 for the same period in 1997, attributable primarily to increasing compensation and fixed asset expenses associated with the growth of the Company's branch network.

      The increase for the six months ended June 30, 1998 resulted primarily from an increase in net interest income of $1,658,000, or 11.8%, to $15,714,000 for the six months ended June 30, 1998 from $14,056,000 for the same period in 1997. This increase reflects the same basic trends in existence during the three months ended June 30, 1998. These increases were offset in part by the $1,589,000, or 21.4%, increase in non-interest expense to $9,008,000 for the six months ended June 30, 1998 from $7,419,000 for the same period in 1997, again primarily attributable to increasing compensation, occupancy and furniture and equipment expense and other expenses associated with the growth of the Company's branch network.

      NET INTEREST INCOME. The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected in part by management's responses to changes in interest rates through asset/liability management. During the three and six months ended June 30, 1998, net interest income was $7,880,000 and $15,714,000, respectively, as compared to $7,246,000 and $14,056,000 for the same periods in 1997, representing increases of 8.7% and 11.8%, respectively. With respect to the three months ended June 30, 1998, this increase was due primarily to an increase in average volume and yield of interest-earning assets, offset by increased average balances of interest-bearing liabilities. This increase in average balances of interest-bearing liabilities was mitigated slightly by lower costs. With respect to the six months ended June 30, 1998, this increase was due primarily to an increase in average volume and yield of interest-earning assets, offset primarily by increased average balances of interest-bearing liabilities. However, this continued increase in average volume and yield of interest-earning assets will depend, in large part, upon the level of the Company's loan balances, which have declined since December 31, 1997. For further information, see Changes in Financial Condition below.

      PROVISION FOR LOAN LOSSES. During the three and six month periods ended June 30, 1998, loan charge-offs were $1,277,000 and $1,908,000, and recoveries of charged-off loans were $660,000 and $1,039,000, respectively. The Company's provision for loan losses decreased to $637,000 and $974,000 for the three and six month periods ended June 30, 1998, respectively, from $803,000 and $1,224,000 for the respective periods in 1997. This decline reflects the elimination of a specific reserve attributable to a commercial real estate loan that was restructured with a smaller than anticipated loss to the Company and also reflects management's assessment of the overall risk to the Company's loan portfolio in the current interest rate environment. As a result, the Company's allowance for loan losses increased to $9,259,000 at June 30, 1997 from $9,154,000 at December 31, 1997. The ratio of the allowance for loan losses to nonperforming assets was 235.9% and 210.15% at June 30, 1998 and December 31, 1997, respectively, and the ratio of nonperforming assets to total assets was
 .75% and .81% at June 30, 1998 and December 31, 1997, respectively.

      NON-INTEREST INCOME. Income that is not related to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important supplement to the traditional method of earning income through interest rate spreads.

      Total non-interest income for the three and six month periods ended June 30, 1998 was $1,069,000 and $2,029,000, respectively, as compared to $849,000 and $1,958,000 for the same periods in 1997. The largest component of non-interest income is service charges, commissions and fees, which totaled $1,000,000 and $1,708,000, respectively, for the three and six month periods ended June 30, 1998, as compared to $751,000 and $1,433,000, respectively, for the same periods in 1997. The $249,000, or 33.2%, increase for the three months ended June 30, 1998 compared to the same period in

1997, is reflective principally of management's focus on the generation of fee income through implementation of additional fees and increasing existing fees. Service charges and fees for the six months ended June 30, 1998 increased $275,000, or 19.2%, from the same period in 1997, primarily for the same reasons discussed above relative to the three months ended June 30, 1998.

      Other income for the three and six month periods ended June 30, 1998 was $69,000 and $321,000, respectively, as compared to $96,000 and $523,000 for the same periods in 1997. With respect to the three months ended June 30, 1998, the decrease of $27,000 is primarily explained by relatively small decreases in check order income, gains on sales of other real estate owned and other miscellaneous income. With respect to the six months ended June 30, 1998, the decrease of $202,000 is explained primarily by an approximate $191,000 gain, recognized in the six months ended June 30, 1997, on the sale of GCB's Sullivan County Walmart branch in connection with the Company's continuous review of branch operations and market strategy.

      NON-INTEREST EXPENSE. Control of non-interest expense also is an important aspect in managing net income. Non-interest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total non-interest expense increased to $4,584,000 and $9,008,000 for the three and six month periods ended June 30, 1998, respectively, as compared to $3,924,000 and $7,419,000 for the same periods in 1997. These increases totaled $660,000, or 16.8%, and $1,589,000, or 21.4%, for the three and six month periods ended June 30, 1998, respectively. Primarily as a result of this increase in non-interest expense, the Company's efficiency ratio was adversely affected, as the ratio increased from 46.33% at June 30, 1997 to 50.77% at June 30, 1998. The efficiency ratio illustrates how much it costs the Company to generate revenue; for example, it cost the Company 50.77 cents to generate one dollar of revenue for the six months ended June 30, 1998.

      Personnel costs are the primary element of the Company's non-interest expenses. For the three and six month periods ended June 30, 1998, salaries and benefits represented $2,594,000, or 56.6%, and $5,238,000, or 58.1%, of total noninterest expenses, respectively. This was an increase of $329,000, or 14.5%, and $918,000, or 21.3%, over the $2,265,000 and $4,320,000 for the three and six month periods ended June 30, 1997. For the six months ended June 30, 1997, salaries and benefits represented 58.2% of total noninterest expenses. These increases were due to opening new branches and strengthening certain operational areas, which required increased staff at varying experience and compensation levels and increased employee benefit costs. Overall, the number of full-time equivalent employees at June 30, 1998 was 272 versus 250 at June 30, 1997, an increase of 8.8%.

      Occupancy and furniture and equipment expense also increased during the three and six month periods ended June 30, 1998 compared to the same periods in 1997 as the Company increased its size to 30 branches at June 30, 1998, from 29 branches at June 30, 1997.

      Other expenses for the three and six month periods ended June 30, 1998 were $1,310,000 and $2,471,000, increases of $247,000, or 23.2%, and $571,000, or 30.0%, respectively, from the same periods in 1997. These increases are reflective of the Company's new branches which required additional advertising, postage, telephone and other expenses, as well as increased expenses related to new programs for customer product delivery.

CHANGES IN FINANCIAL CONDITION

      Total assets at June 30, 1998 were $525.6 million, a decrease of $8.5 million, or 1.6%, from 1997's year end total assets of $534.1 million. The slight reduction in assets was centered principally in interest-earning assets as a result of the use of cash to reduce other borrowings, as further described below.

      At June 30, 1998, loans, net of unearned income and allowance for loan losses, were $428.2 million compared to $441.4 million at December 31, 1997, a decrease of $13.2 million, or 3.0%, from December 31, 1997. The decrease in loans during the first half of 1998 is primarily due to payoffs of certain commercial and commercial real estate loans, as well as a softening in loan demand in certain markets.

      Non-performing loans include non-accrual and classified loans. The Company has a policy of placing loans 90 days delinquent in non-accrual status and charging them off at 120 days past due. Other loans past due that are well secured and in the process of collection continue to be carried on the Company's balance sheet. The Company has aggressive collection practices in which senior management is heavily involved. Nonaccrual loans decreased by $623,000, or 27.5%, during the six months ended June 30, 1998.

      The Company maintains an investment portfolio to provide liquidity and earnings. Investments at June 30, 1998 had an amortized cost of $34.1 million and a market value of $34.3 million. At year end 1997, investments with an amortized cost of $41.3 million had a market value of $41.5 million. This decrease, resulting from normal maturing of securities, was principally used to fund part of the decrease in other borrowings.

      In view of the softening of loan demand in certain markets during the six months ended June 30, 1998, the company elected to deploy some of its liquidity toward the reduction of its other borrowings. Accordingly, other borrowings were reduced approximately $8.2 million. Most of the reduction took place in the Company's advances with the Federal Home Loan Bank of Cincinnati, which were costing more than the earnings being generated on federal funds sold. The funding mechanism for the Company's assets consists primarily of deposits, which were $456.3 million at June 30, 1998. This represents a $5.4 million, or 1.2%, decrease from the deposits at year end 1997 of $461.7 million, with most of the decrease occurring in certificate of deposit accounts. With the softening of loan demand in certain markets, the Company has not aggressively sought new time deposits during the six months ended June 30, 1998.

EFFECT OF NEW ACCOUNTING STANDARDS

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

            The Company and its subsidiaries are involved in arious claims and legal actions arising in the ordinary course of business. Management currently is not aware of any material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.



Item 2.     Changes in Securities

            None.


Item 3.     Defaults upon Senior Securities

            None.


Item 4.     Submission of Matters to a Vote of Security Holders

            (a)The 1998 Annual Meeting of Shareholders of the Company was held on May 13, 1998.

            (b)Not applicable.

            (c)The following proposals were considered by shareholders at the
               Annual Meeting:

            I. Proposals Adopted

            Proposal 1-Election of Directors
            The following directors were re-elected:

                                                                  Votes
                                                                  -----
                                                 For                  Withheld
                                                 ---                  --------
            Harrison Lamons(1)                   977,715                   48
            J.W. Douthat(1)                      977,715                   48
            Helen Horner(1)                      977,715                   48
            Jerald K. Jaynes(1)                  965,955               11,808
            W.T. Daniels(2)                      976,371                1,392
            R. Stan Puckett(2)                   977,715                   48
            Davis Stroud(2)                      976,965                  798
            Charles S. Brooks(2)                 977,715                   48
            Phil M. Bachman(3)                   977,715                   48
            Terry Leonard(3)                     977,715                   48
            Ralph T. Brown(3)                    977,715                   48
            James A. Emory(3)                    977,715                   48

            Proposal 2-Adoption of a Classified Board
            The above proposal was adopted with the following vote:

                        Votes
            For         Against           Abstain
            ---         -------           -------
            905,342     1,764             63,987

            The directors were elected to staggered terms, as outlined below:

            Directors identified with footnote (1) in Proposal 1 above were elected to terms which expire in 1999.

            Directors identified with footnote (2) in Proposal 1 above were elected to terms which expire in 2000.

            Directors identified with footnote (3) in Proposal 1 above were elected to terms which expire in 2001.

            Proposal 3-Allowable Range of the Number of Directors, as further defined in the Company's Proxy Statement for the Year Ended December 31, 1997

            The above proposal was adopted with the following vote:

                        Votes
            For         Against           Abstain
            ---         -------           -------
            902,604     3,882             64,607


            Proposal 5-Prohibition on Cumulative Voting, as further defined in the Company's Proxy Statement for the Year Ended December 31, 1997

                        Votes
            For         Against           Abstain
            ---         -------           -------
            864,254     37,348             69,491


            Proposal 6-Calling of Special Meetings, as further defined in the Company's Proxy Statement for the Year Ended December 31, 1997

                        Votes
            For         Against           Abstain
            ---         -------           -------
            864,910     40,016            66,167

            Proposal 7-Increase in Number of Authorized Shares of Common Stock, as further defined in the Company's Proxy Statement for the Year Ended December 31, 1997

                        Votes
            For         Against           Abstain
            ---         -------           -------
            859,839     41,108            70,146



            Proposal 8-Notice of Nominations and New Proposals, as further defined in the Company's Proxy Statement for the Year Ended December 31, 1997


                        Votes
            For         Against           Abstain
            ---         -------           -------
            889,485     14,855            66,753


            Proposal 9-Elimination of Voting of Excess Shares, as further defined in the Company's Proxy Statement for the Year Ended December 31, 1997


                        Votes
            For         Against           Abstain
            ---         -------           -------
            885,947     17,957            67,189


            Proposal 10-Adjournment of the Annual Meeting, as further defined in the Company's Proxy Statement for the Year Ended December 31, 1997


                        Votes
            For         Against           Abstain
            ---         -------           -------
            892,025     14,447             64,621


            II. Proposals Considered and Not Adopted

            Proposal 4-Removal of Directors, as further defined in the Company's Proxy Statement for the Year Ended December 31, 1997


            For         Against           Abstain
            ---         -------           -------
            872,415     31,808             66,870


            This proposal was not adopted because it failed to receive the minimum vote of 66 2/3% of all outstanding shares.

Item 5.     Other Information

      During the quarter ended June 30, 1998, the Company announced its intentions to consolidate the operations of its subsidiary, Premier Bank of East Tennessee, into the operations of its largest subsidiary, Greene County Bank. With respect to the mechanics of the consolidation, the Company anticipates an acquisition of all the assets and liabilities of that entire bank by Greene County Bank, with the result that Premier Bank of East Tennessee will no longer operate as a separate entity; however, the mechanics of the transaction will be such that the state charter of Premier Bank of East Tennessee will be preserved for future salability.

      The Company projects that seven employee positions will be eliminated as a result of this consolidation, which is expected to be completed in the fourth quarter of 1998. The elimination of these positions is expected to result in annual pretax personnel expense savings of approximately $180,000 commencing in late 1998. Severance benefits related to this consolidation will be expensed when paid and are projected to amount to approximately $50,000.


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


Date: 8/3/98                              Greene County Bancshares, Inc.
     ------------                         ------------------------------
                                                   Registrant



Date: 8/3/98                              /s/
     ------------                         ------------------------------
                                          R. Stan Puckett
                                          President and CEO
                                          (Duly authorized officer)


Date: 8/3/98                              /s/
     ------------                         ------------------------------
                                          William F. Richmond
                                          Sr. Vice President and Chief
                                          Financial   Officer
                                          (Principal financial and
                                          accounting officer)