Form 10-Q
period 1998-09-30
GREENE COUNTY BANCSHARES INC
filed 1998-11-09
CIK 764402

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


For Quarter ended September 30, 1998                      Commission File Number
                                                                   0-14289



                         GREENE COUNTY BANCSHARES, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)



          Tennessee                                          62-1222567
------------------------------                    ------------------------------
State or other jurisdiction of                     (IRS Employer Identification
incorporated or organization)                              Number)


Main & Depot Street
Greeneville, Tennessee                                        37743
------------------------------                    ------------------------------
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

Indicate the number or shares outstanding of each of the Issuers classes of common stock as of the latest practicable date: 1,356,163

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Registrant and its wholly-owned subsidiaries are as follows:

       Condensed Consolidated Balance Sheets - September 30, 1998 and December 31, 1997.

       Condensed Consolidated Statements of Earnings - For the three and nine months ended September 30, 1998 and 1997.

       Consolidated Statements of Comprehensive Income - For the three and nine months ended September 30, 1998 and 1997.

       Condensed Consolidated Statement of Stockholders' Equity- For the nine months ended September 30, 1998.

       Condensed Consolidated Statements of Cash Flows - For the nine months ended September 30, 1998 and 1997.

       Notes to Condensed Consolidated Financial Statements.

                 GREENE COUNTY BANCSHARES,INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                                                (UNAUDITED)
                                                                       September 30,    December 31,
                                                                           1998             1997*
                                                                       -------------    ------------
                                                                             (In Thousands)
                              ASSETS
                              ------
Cash and Due from Banks                                                  $17,597          $20,687
Federal Funds Sold                                                        12,693            5,500

Securities available-for-sale                                             27,670           33,852
Securities held-to-maturity (with a market value of $4,620 on
  September 30, 1998 and $7,638 on December 31, 1997).                     4,626            7,627

Loans                                                                    438,638          450,544
  Less: Allowance for Loan Losses                                          9,397            9,154
                                                                           -----            -----

  Net Loans                                                              429,241          441,390
                                                                         -------          -------

Bank Premises and Equipment, Net of
    Accumulated Depreciation                                              10,943            9,803
Other Assets                                                              14,489           15,242
                                                                          ------           ------

     Total Assets                                                       $517,259         $534,101
                                                                        ========         ========


               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

Deposits                                                                $446,711         $461,729
Securities Sold under Repurchase Agreements
  and Short-Term Borrowed Funds                                            2,600            1,414
Other Borrowings                                                           7,224           15,487
Other Liabilities                                                          5,324            5,359
                                                                           -----            -----

    Total Liabilities                                                    461,859          483,989
                                                                         -------          -------


                                      SHAREHOLDERS' EQUITY
                                      --------------------

Common Stock, par value $10, authorized 5,000,000 shares;
    issued and outstanding 1,356,163 and 1,354,500  shares at
    September 30, 1998 and December 31, 1997, respectively                13,562           13,545
Paid in Capital                                                            4,236            4,135
Retained Earnings                                                         37,511           32,332
Accumulated Other Comprehensive Income                                        91              100
                                                                              --              ---


    Total Shareholders' Equity                                            55,400           50,112
                                                                          ------           ------

                                                                        $517,259         $534,101
                                                                        ========         ========

* Condensed from Audited Financial Statements.
See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES,INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                  (Dollars in thousands except per share data)

                                  (UNAUDITED)

                                                                     Three Months                    Nine Months
                                                                        Ended                          Ended
                                                                    September 30                    September 30
                                                                 1998             1997           1998            1997
                                                                 ----             ----           ----            ----
Interest Income:
  Interest and Fees on Loans                                   $11,875         $11,908         $35,504         $33,356
  Interest on Securities                                           527             751           1,705           2,256
  Interest on Federal Funds Sold                                   337              19             747              94
                                                                   ---              --             ---              --
                     Total Interest Income                      12,739          12,678          37,956          35,706

Interest Expense:
  Interest on Deposits                                           4,417           4,734          13,640          13,155
  Interest on Short Term Borrowings                                100             242             380             793
                                                                   ---             ---             ---             ---
                    Total Interest Expense                       4,517           4,976          14,020          13,948
                                                                 -----           -----          ------          ------
                      Net Interest Income                        8,222           7,702          23,936          21,758

Provision for Loan Losses                                          496           1,183           1,470           2,407
                                                                   ---           -----           -----           -----
  Net Interest Income after
     Provision for Loan Losses                                   7,726           6,519          22,466          19,351
                                                                 -----           -----          ------          ------
Noninterest Income:
  Service Charges, Commissions and Fees                          1,013             881           2,721           2,314
  Security Gains(Losses)                                             0               0               0               2
  Other Income                                                     140              81             461             604
                                                                   ---              --             ---             ---
                                                                 1,153             962           3,182           2,920
Noninterest Expense:
  Salaries and Employee Benefits                                 2,714           2,520           7,952           6,840
  Occupancy and Furniture and Equipment Expense                    645             653           1,944           1,852
  Other Expenses                                                 1,570           1,204           4,041           3,104
                                                                 -----           -----           -----           -----
                                                                 4,929           4,377          13,937          11,796
                                                                 -----           -----          ------          ------
Earnings Before Income Taxes                                     3,950           3,104          11,711          10,475

Income Taxes                                                     1,524           1,210           4,499           3,995
                                                                 -----           -----           -----           -----

Net income                                                      $2,426          $1,894          $7,212          $6,480
                                                                ======          ======          ======          ======



Average Number of Shares, Assuming Dilution                  1,363,661       1,358,345       1,362,968       1,357,980
Per Share of Common Stock:
  Net Income                                                     $1.79           $1.40           $5.32           $4.78
                                                                 =====           =====           =====           =====
  Net Income, Assuming Dilution                                  $1.78           $1.39           $5.29           $4.77
                                                                 =====           =====           =====           =====
  Dividends                                                      $0.50           $0.42           $1.50           $1.25
                                                                 =====           =====           =====           =====



See accompanying notes to Condensed Consolidated Financial Statements
(Unaudited).

                 GREENE COUNTY BANCSHARES,INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                                      (in thousands except share and per share data)

                                                      Three Months Ended           Nine Months Ended
                                                         September 30                 September 30
                                                       1998          1997           1998         1997
                                                       ----          ----           ----         ----
Net Income                                            $2,426        $1,894         $7,212       $6,480
Other Comprehensive Income (Loss), net of tax:
  Unrealized Gains (Losses) on Securities                8            13             (9)         168
                                                                                     ---         ---
Other Comprehensive Income (Loss)                        8            13             (9)         168
                                                         -            --             ---         ---
Comprehensive Income                                  $2,434        $1,907         $7,203       $6,648
                                                      ======        ======         ======       ======

Average Number of Shares, Assuming Dilution         1,363,661      1,358,345      1,362,968   1,357,980
Per Share of Common Stock:
  Comprehensive Income                                $1.80          $1.41          $5.32       $4.91
                                                      =====          =====          =====       =====

  Comprehensive Income, Assuming Dilution             $1.78          $1.40          $5.28       $4.90
                                                      =====          =====          =====       =====

  Dividends                                           $0.50          $0.42          $1.50       $1.25
                                                      =====          =====          =====       =====

See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                 (In Thousands)

                                                                                   Accumulated
                                                                                      Other
                                            Common        Paid in     Retained    Comprehensive
                                            Stock         Capital     Earnings       Income         Total
                                            -----         -------     --------       ------         -----
January 1, 1998                            $13,545        $4,135       $32,332        $100         $50,112

Comprehensive income
 Net income                                   -              -          7,212           -           7,212
 Other comprehensive income (loss),
  net of tax
   Unrealized losses on securities            -              -            -             -            (9)
                                                                                                     ---
 Other comprehensive income(loss)             -              -            -            (9)           (9)
                                                                                                     ---
Comprehensive income                          -              -            -             -           7,203
                                                                                                    -----

Dividends paid                                -              -         (2,033)          -          (2,033)

Exercise of stock options                     17            74            -             -            91

Tax benefit from exercise
of stock options                              -             27            -             -            27
                                         -----------    ----------   -----------    ----------   -----------


September 30, 1998                         $13,562        $4,236       $37,511         $91         $55,400
                                         ===========    ==========   ===========    ==========   ===========








See Accompanying Notes to Condensed Consolidated Financial Statements(Unaudited)

                 GREENE COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (In Thousands)

                                                                September 30,     September 30,
                                                                    1998             1997
                                                                -------------     -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES:
    Net Income                                                      $  7,212          $  6,480
    Adjustments to reconcile net income to
    net cash provided by operating activities:
      Provision for loan losses                                        1,470             2,407
      Provision for depreciation and amortization                        657               893
      Amortization of investment security premiums,
        net of accretion                                                 234               298
      Decrease (increase) in interest receivable                         395              (519)
      Increase in unearned income                                      2,286             1,719
      Decrease (increase) in other assets, net of intangibles            158              (798)
      (Decrease) increase in accrued interest payable
        and other                                                     (1,688)            2,273
                                                                -------------     -------------
      Net cash provided by operating activities                       10,724            12,753
                                                                -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net decrease in investment securities
        and federal funds                                              1,990             8,001
      Net decrease (increase) in loans                                 9,618           (65,680)
      (Increase) decrease in other real
        estate owned and other, net                                     (681)              121
      Recoveries of loan losses                                        1,261               408
      Fixed asset additions                                           (1,965)             (450)
                                                                -------------     -------------
      Net cash provided (used) by investing activities                10,223           (57,600)
                                                                -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net (decrease) increase in demand deposits, NOW,
        money market and savings accounts                            (15,018)           46,572
      Cash dividends paid                                             (2,033)           (1,693)
      Exercise of stock options                                           91                 3
      Increase (decrease) in securities sold under
        agreements to repurchase                                       1,186            (1,673)
      Decrease in other borrowings, net                               (8,263)           (2,811)
                                                                -------------     -------------
      Net cash (used) provided by financing activities               (24,037)           40,398
                                                                -------------     -------------
 NET DECREASE IN CASH                                                 (3,090)           (4,449)
                                                                -------------     -------------
 CASH AT BEGINNING OF YEAR                                            20,687            21,332
                                                                -------------     -------------
 CASH AT END OF QUARTER                                             $ 17,597          $ 16,883
                                                                =============     =============

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

2-ALLOWANCE FOR LOAN LOSSES

Transactions in the Allowance for Loan Losses for the nine months ended September 30, 1998 were as follows:

                                              (In Thousands)
                                             ----------------
Balance, January 1, 1998                         $9,154

Add(Deduct):
  Charge-offs                                    (2,488)
  Recoveries                                      1,261
  Provision                                       1,470
                                                  -----

Balance, September 30, 1998                      $9,397
                                                  =====

3-NET INCOME PER SHARE OF COMMON STOCK

Net income per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share of common stock is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Stock options are regarded as common stock equivalents. Common stock equivalents are computed using the treasury stock method.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 1998 and 1997:



                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                  1998                                  1997
                                  ---------------------------------------   ---------------------------------
                                                          (DOLLAR AMOUNTS IN THOUSANDS)
                                         INCOME           SHARES              INCOME          SHARES
                                      (NUMERATOR)      (DENOMINATOR)       (NUMERATOR)     (DENOMINATOR)
BASIC EPS
Income available to
  common shareholders                    $2,426          1,355,626            $1,894         1,354,497

EFFECT OF DILUTIVE SECURITIES
Stock options outstanding                  -               8,035                -              3,848
                                  ---------------------------------------------------------------------------

DILUTED EPS
Income available to common
  shareholders plus assumed
  conversions                            $2,426          1,363,661            $1,894         1,358,345
                                  ===========================================================================


                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                   1998                                1997
                                  ---------------------------------------------------------------------------
                                                        (DOLLAR AMOUNTS IN THOUSANDS)
                                         INCOME           SHARES              INCOME          SHARES
                                      (NUMERATOR)      (DENOMINATOR)       (NUMERATOR)     (DENOMINATOR)
BASIC EPS
Income available to
  common shareholders                    $7,212          1,355,084            $6,480         1,354,497

EFFECT OF DILUTIVE SECURITIES
Stock options outstanding                  -               7,884                -              3,483
                                  ---------------------------------------------------------------------------

DILUTED EPS
Income available to common
  shareholders plus assumed
  conversions                            $7,212          1,362,968            $6,480         1,357,980
                                  ===========================================================================

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

GENERAL

      Greene County Bancshares, Inc. (the "Company") is the bank holding company for Greene County Bank("GCB") and Premier Bank of East Tennessee("PBET"), and collectively referred to as the "Banks", which are Tennessee-chartered commercial banks that conduct the principal business of the Company. The Company consolidated its banking operations through a transfer of the assets of PBET to GCB, effective October 16, 1998. For further information, see Item 5 below. In addition to its commercial banking operations, GCB conducts separate businesses through its three wholly-owned subsidiaries: Superior Financial Services, Inc. ("Superior Financial"), a consumer finance company; Superior Mortgage Company ("Superior Mortgage"), a mortgage banking company; and GCB Acceptance Corporation ("GCB Acceptance"), a subprime automobile lending company.

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

      The Company's liquid assets include investment securities, federal funds sold and other interest-earning deposits, and cash and due from banks. These assets represented 13.71% of the total liquidity base at September 30, 1998, as compared to 14.14% at December 31, 1997. The liquidity base is generally defined to include deposits, securities sold under repurchase agreements and short-term borrowed funds and other borrowings.

      For the nine months ended September 30, 1998, operating activities of the Company provided $10,724,000 of cash flows. Net income of $7,212,000, adjusted for non-cash operating activities, including $1,470,000 in provision for loan losses and amortization and depreciation of $891,000, provided the majority of the cash generated from operations.

      Investing activities, including lending, provided $10,223,000 of the Company's cash flow during the nine months ended September 30, 1998. The net decrease in loans provided $9,618,000 in funds. The Company's decrease in investment securities and federal funds sold provided $1,990,000 in cash flows.

      Net additional cash outflows of $24,037,000 were used by financing activities during the nine months ended September 30, 1998. Net deposit reduction accounted for $15,018,000 of the decrease. Other decreases arose from a decrease in other borrowings, net of $8,263,000 and cash dividends paid to shareholders of $2,033,000. Offsetting these decreases were an increase in securities sold under agreements to repurchase of $1,186,000.

      CAPITAL RESOURCES. The Company's capital position is reflected in its shareholders' equity, subject to certain adjustments for regulatory purposes. Shareholders' equity, or capital, is a measure of the Company's net worth, soundness and viability. The Company continues to exhibit a strong capital position and has consistently paid dividends to its stockholders. Further, the capital base of the Company allows it to take advantage of business opportunities while maintaining the level of resources deemed appropriate by management of the Company to address business risks inherent in the Company's daily operations.

      Shareholders' equity on September 30, 1998 was $55,400,000, an increase of $5,288,000 or 10.55%, from $50,112,000 on December 31, 1997. The increase in shareholders' equity reflects net income for the nine months ended September 30, 1998 of $7,212,000 ($5.29 per share, assuming dilution), proceeds from the exercise of stock options during the nine months ended September 30, 1998 totaling $91,000 and the tax benefit from the exercise of stock options totaling $27,000. This increase was offset by quarterly dividend payments during the nine months ended September 30, 1998 totaling $2,033,000 ($1.50 per share) and the reduction in equity associated with the decrease in the value of securities available for sale of $9,000.

      Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. At September 30, 1998, the Company and the Banks each satisfied their respective minimum regulatory capital requirements, and each of the Banks was "well-capitalized" within the meaning of federal regulatory requirements.

=============================================================================
                     Capital Ratios at September 30, 1998
-----------------------------------------------------------------------------
                                  Required
                                  Minimum
                                   Ratio      Company       GCB        PBET
-----------------------------------------------------------------------------
 Tier 1 risk-based capital        4.00%        12.90%      13.45%      11.09%
-----------------------------------------------------------------------------
 Total risk-based capital         8.00%        14.16%      14.72%      12.35%
-----------------------------------------------------------------------------
      Leverage Ratio              4.00%        10.15%      10.67%       7.81%
=============================================================================

CHANGES IN RESULTS OF OPERATIONS

      NET INCOME. Net income for the three and nine months ended September 30, 1998 was $2,426,000 and $7,212,000, respectively, an increase of $532,000, or
28.1% and $732,000, or 11.3%, as compared to net income of $1,894,000 and $6,480,000, respectively, for the same periods in 1997.

      The increase for the three months ended September 30, 1998 resulted primarily from a decrease in the provision for loan losses of $687,000, or 58.1%, to $496,000 for the three months ended September 30, 1998 from $1,183,000 for the same period in 1997. During the three months ended September 30, 1997, the Company, in response to its internal analyses of credit risks, increased its provision for loan losses primarily in its consumer loan portfolio. Management believes that the provision associated with this segment of the loan portfolio reflects management's assessment of current credit risk levels. Net income for the three months ended September 30, 1998 was further augmented by an increase in net interest income of $520,000, or 6.8%, to $8,222,000 for the three months ended September 30, 1998 from $7,702,000 for the same period in 1997. The increase in net interest income reflects mainly a reduction in average interest-bearing liabilities and associated costs , as well as an increase in average loan yield. For further information, see the discussion in Changes in Financial Condition below. Further, the Company benefitted from an increase in noninterest income of $191,000, or 19.8%, to $1,153,000 for the three months ended September 30, 1998 from $962,000 for the same period in 1997. The increase in noninterest income resulted primarily from a $132,000, or 15.0%, increase in service charges, commissions and fees from $881,000 for the same period in 1997. This increase reflects the Company's strategic focus on the generation of fee income through implementation of additional fees and increasing existing fees. Offsetting, in part, the increases in net interest income and noninterest income was the $552,000, or 12.6%, increase in non-interest expense to $4,929,000 for the three months ended September 30, 1998 from $4,377,000 for the same period in 1997, attributable primarily to increasing compensation and overhead expenses associated with the growth of the Company's branch network.

      The increase for the nine months ended September 30, 1998 resulted primarily from an increase in net interest income of $2,178,000, or 10.0%, to $23,936,000 for the nine months ended September 30, 1998 from $21,758,000 for the same period in 1997. This increase reflects an increase in average loan balances and yields, as well as a small reduction in costs on interest-bearing liabilities. Further, the Company's provision for loan losses declined $937,000, or 38.9%, to $1,470,000 for the nine months ended September 30, 1998 from $2,407,000 for the same period in 1997. This reduction reflects the same trends described above with respect to the three months ended September 30, 1998. These increases were offset in part by the $2,141,000, or 18.2%, increase in non-interest expense to $13,937,000 for the nine months ended September 30, 1998 from $11,796,000 for the same period in 1997, again primarily attributable to increasing compensation, occupancy and furniture and equipment expense and other expenses associated with the growth of the Company's branch network.

      NET INTEREST INCOME. The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected in part by management's responses to changes in interest rates through asset/liability management. During the three and nine months ended September 30, 1998, net interest income was $8,222,000 and $23,936,000, respectively, as compared to $7,702,000 and $21,758,000 for the same periods in 1997, representing increases of 6.8% and 10.0%, respectively. With respect to the three months ended September 30, 1998, this increase was due primarily to a reduction in average interest-bearing liabilities and associated costs, as well as an increase in average loan yield. This increase in average loan yield was mitigated slightly by lower average loan balances. With respect to the nine months ended September 30, 1998,this increase was due primarily to an increase in average volume and yield of interest-earning assets, as well as a small reduction in average costs on interest-bearing liabilities. The small reduction in average costs on interest-bearing liabilities was offset by an increase in average balances. The continued increase in average volume and yield of interest-earning assets will depend, in large part, upon the level of the Company's loan balances, which have declined since December 31, 1997. In addition, as referenced above, the Company's average loan balances for the three months ended September 30, 1998 declined as compared to the same period for 1997. For further information, see Changes in Financial Condition below.

      PROVISION FOR LOAN LOSSES. During the three and nine month periods ended September 30, 1998, loan charge-offs were $580,000 and $2,488,000, and recoveries of charged-off loans were $222,000 and $1,261,000, respectively. The Company's provision for loan losses decreased to $496,000 and $1,470,000 for the three and nine month periods ended September 30, 1998, respectively, from $1,183,000 and $2,407,000 for the respective periods in 1997. This decline reflects the elimination of a specific reserve attributable to a commercial real estate loan that was restructured with a smaller than anticipated loss to the Company and also reflects management's assessment of the overall risk to the Company's loan portfolio in the current interest rate environment. Despite the decrease in provisions, the Company's allowance for loan losses still increased, to $9,397,000 at September 30, 1998 from $9,154,000 at December 31, 1997. The ratio of the allowance for loan losses to nonperforming assets was 135.95% and 210.15% at September 30, 1998 and December 31, 1997, respectively, and the ratio of nonperforming assets to total assets was 1.34% and .81% at September 30, 1998 and December 31, 1997, respectively. The deterioration in the asset quality ratios during the nine months ended September 30, 1998 is primarily due to three commercial loans totaling approximately $1.6 million which were downgraded to nonperforming status. These three loans are located within Greene and/or Washington Counties, Tennessee. The Company is in the process of addressing these credits and does not expect that any material losses will result.

      NON-INTEREST INCOME. Income that is not related to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important supplement to the traditional method of earning income through interest rate spreads.

      Total non-interest income for the three and nine month periods ended September 30, 1998 was $1,153,000 and $3,182,000, respectively, as compared to $962,000 and $2,920,000 for the same periods in 1997. The largest component of non-interest income is service charges, commissions and fees, which totaled $1,013,000 and $2,721,000, respectively, for the three and nine month periods ended September 30, 1998, as compared to $881,000 and $2,314,000, respectively, for the same periods in 1997. The $132,000, or 15.0%, increase for the three months ended September 30, 1998 compared to the same period in 1997, is reflective principally of management's focus on the generation of fee income through implementation of additional fees and increasing existing fees. Service charges, commissions and fees for the nine months ended September 30, 1998 increased $407,000, or 17.6%, from the same period in 1997, primarily for the same reasons discussed above relative to the three months ended September 30, 1998.

      Other income for the three and nine month periods ended September 30, 1998 was $140,000 and $461,000, respectively, as compared to $81,000 and $604,000 for the same periods in 1997. With respect to the three months ended September 30, 1998, the increase of $59,000 is primarily explained by increases in earnings related to increased cash surrender value of certain life insurance policies, additional check order income, increased gains on sales of other real estate owned and other miscellaneous income. With respect to the nine months ended September 30, 1998, the decrease of $143,000 is explained primarily by an approximate $191,000 gain, recognized in the nine months ended September 30, 1997, on the sale of GCB's Sullivan County Walmart branch in connection with the Company's continuous review of branch operations and market strategy.

      NON-INTEREST EXPENSE. Control of non-interest expense also is an important aspect in managing net income. Non-interest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total non-interest expense increased to $4,929,000 and $13,937,000 for the three and nine month periods ended September 30, 1998, respectively, as compared to $4,377,000 and $11,796,000 for the same periods in 1997. These increases totaled $552,000, or 12.6%, and $2,141,000, or 18.2%, for the three and nine month periods ended September 30, 1998, respectively. Primarily as a result of this increase in non-interest expense, the Company's efficiency ratio was adversely affected, as the ratio increased from 47.80% at September 30, 1997 to 51.39% at September 30, 1998. The efficiency ratio illustrates how much it costs the Company to generate revenue; for example, it cost the Company 51.39 cents to generate one dollar of revenue for the nine months ended September 30, 1998.

      Personnel costs are the primary element of the Company's non-interest expenses. For the three and nine month periods ended September 30, 1998, salaries and benefits represented $2,714,000, or 55.1%, and $7,952,000, or 57.1%, of total noninterest expenses, respectively. This was an increase of $194,000, or 7.7%, and $1,112,000, or 16.3%, over the $2,520,000 and $6,840,000 for the three and nine month periods ended September 30, 1997. For the nine months ended September 30, 1997, salaries and benefits represented 58.0% of total noninterest expenses. These increases were due to opening a new branch and strengthening certain operational areas, which required increased staff at varying experience and compensation levels and increased employee benefit costs. Overall, the number of full-time equivalent employees at September 30, 1998 was 296 versus 266 at September 30, 1997, an increase of 11.3%.

      Although occupancy and furniture and equipment expense decreased $8,000, or 1.2%, from $653,000 for the three months ended September 30, 1997 to $645,000 for the three months ended September 30, 1998, it increased by $92,000, or 5.0%, during the nine month period ended September 30, 1998 compared to the same period in 1997 as the Company increased its size to 30 branches at September 30, 1998, from 29 branches at September 30, 1997.

      Other expenses for the three and nine month periods ended September 30, 1998 were $1,570,000 and $4,041,000, increases of $366,000, or 30.4%, and
$937,000, or 30.2%, respectively, from the same periods in 1997. These increases are reflective of the Company's new branch which required additional advertising, postage, telephone and other expenses, as well as increased expenses related to new programs for customer product delivery.

CHANGES IN FINANCIAL CONDITION

      Total assets at September 30, 1998 were $517.3 million, a decrease of $16.8 million, or 3.1%, from 1997's year end total assets of $534.1 million. The slight reduction in assets was centered principally in interest-earning assets as a result of the use of cash to reduce other borrowings, as further described below.

      At September 30, 1998, loans, net of unearned income and allowance for loan losses, were $429.2 million compared to $441.4 million at December 31, 1997, a decrease of $12.2 million, or 2.8%, from December 31, 1997. The decrease in loans during the first nine months of 1998 is primarily due to payoffs of certain commercial and commercial real estate loans, as well as a softening in loan demand in certain markets.

      Non-performing loans include non-accrual and classified loans. The Company has a policy of placing loans 90 days delinquent in non-accrual status and charging them off at 120 days past due. Other loans past due that are well secured and in the process of collection continue to be carried on the Company's balance sheet. The Company has aggressive collection practices in which senior management is heavily involved. Nonaccrual loans increased by $479,000, or 21.1%, during the nine months ended September 30, 1998. This increase is explained primarily by one real estate loan in the approximate amount of $400,000 located in Washington County, Tennessee. The Company is addressing this credit and does not expect any material loss to arise.

      The Company maintains an investment portfolio to provide liquidity and earnings. Investments at September 30, 1998 had an amortized cost of $32.1 million and a market value of $32.3 million. At year end 1997, investments with an amortized cost of $41.3 million had a market value of $41.5 million. This decrease, resulting from normal maturing of securities, was principally used to fund part of the decrease in other borrowings.

      In view of the softening of loan demand in certain markets during the nine months ended September 30, 1998, the Company elected to deploy some of its liquidity toward the reduction of its other borrowings. Accordingly, other borrowings were reduced approximately $8.2 million. Most of the reduction took place in the Company's advances with the Federal Home Loan Bank of Cincinnati, which were costing more than the earnings being generated on federal funds sold. The funding mechanism for the Company's assets consists primarily of deposits, which were $446.7 million at September 30, 1998. This represents a $15.0 million, or 3.2%, decrease from the deposits at year end 1997 of $461.7 million, with most of the decrease occurring in certificate of deposit accounts. With the softening of loan demand in certain markets, the Company has not aggressively sought new time deposits during the nine months ended September 30, 1998.

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

      During February 1998, the FASB issued SFAS No. 132,"Employers' Disclosures about Pensions and Other Post-retirement Benefits." The statement revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. The statement is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods for comparative purposes is required. The Company is evaluating SFAS No. 132 to determine the impact on the Company's reporting and disclosure requirements.

      In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement established accounting and reporting standards requiring that every derivative instrument(including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

      SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the statement as of the beginning of any fiscal quarter after issuance(that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to

(a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

      The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing or method of its adoption of SFAS No. 133. However, the statement could increase volatility in earnings and other comprehensive income.

YEAR 2000

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000 and thereafter. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions and/or invoices or engage in similar normal business activities.

      The Company has been actively involved in Year 2000 ("Y2K") issues and has assessed its state of readiness by evaluating its information technology ("IT") and non-IT systems. IT systems commonly include data processing, accounting, telephone/PBX systems, etc. Examples of non-IT systems are alarm systems, fax machines and other miscellaneous systems.

      With respect to its IT systems, the Company estimates that its Y2K identification, assessment and remediation efforts are substantially complete, and testing efforts should be completed by December 31, 1998. During 1999, further testing will be carried out in order to ensure that all systems are working properly. The Company has assessed its Y2K status in regard to non-IT systems and has determined that no material risk exists.

      The Company has also verbally communicated with its significant vendors in order to determine the extent to which interfaces with such entities are vulnerable to Y2K issues and whether the products and services purchased from such entities are Y2K compliant. The Company has received either verbal or written assurance from these vendors that they expect to address all their significant Y2K issues on a timely basis. Further, the Company has conducted telephonic Y2K evaluations with significant depositors and/or borrowers and has evaluated the responses as part of its Y2K assessment. With respect to significant depositors, the Company does not anticipate any material Y2K issues. The Company is in the process of assessing the results of its evaluation regarding significant borrowers and intends to reflect such results in its allowance for loan losses beginning with the quarter ending December 31, 1998. The Company also began in June, 1998 incorporating the Y2K issue in its underwriting process as it relates to significant borrowers, and has begun communicating the Y2K issue to its checking account base via statement fliers. Further, the Company anticipates conducting Y2K awareness seminars with its customer base beginning in January, 1999.

      The Company believes that the cost of its Y2K identification, assessment, remediation and testing efforts will not exceed $150,000 in terms of incremental cash outflows.

      The Company anticipates that the most likely worst case scenario will be a combination of several borrowers experiencing short term Y2K cash flow problems and a pre-Y2K increased cash demand from its overall customer base. The Company does not consider a computer system failure as likely because of the extensive pre-Y2K preparation by the Company. The other commonly discussed failure is a collapse of the power grid, which the Company considers unlikely in view of the reports made by the various power companies in the newspapers with respect to their Y2K readiness.

      If the Company has borrowers that experience Y2K cash flow problems, they will be dealt with in the same routine manner in which normal cash flow interruptions by borrowers are handled; however, the Company does not anticipate any material Y2K failure of borrowers due to the Company's ongoing review process. Any Y2K increase in cash demand will be funded by the Company's normal currency ordering procedures.

      The Company's internal auditing coordinator will review the status of the Company's Y2K readiness at December 31, 1998 and report his findings to the Audit Committee of the Board of Directors. In addition, a review of the Company's Y2K readiness as of December 31, 1998 will be performed by the Company's independent auditors to the extent required by generally accepted accounting and auditing standards.

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

        None.


Item 3. Defaults upon Senior Securities

        None.


Item 4. Submission of Matters to a Vote of Security Holders

        None


Item 5. Other Information

        (a) Effective October 16, 1998, the Company consolidated the operations of its wholly-owned subsidiary, Premier Bank of East Tennessee, into the operations of its other wholly-owned subsidiary, Greene County Bank. With respect to the mechanics of the consolidation, the Company completed an acquisition of all the assets and liabilities of that entire bank by Greene County Bank, with the result that Premier Bank of East Tennessee is no longer operating as a separate entity; however, the mechanics of the transaction were such that the state charter of Premier Bank of East Tennessee was preserved for potential future salability.

            Approximately seven employee positions are in the process of being eliminated as a result of this consolidation. The elimination of these positions is expected to result in annual pretax personnel expense savings of approximately $180,000 commencing in late 1998. Severance benefits related to this consolidation will be expensed when paid and are projected to amount to approximately $50,000.

        (b) The Securities and Exchange Commission recently adopted amendments to its rules that, under certain circumstances, prevent the Company from using its discretion in voting proxies for new proposals to be considered at stockholder meetings. Generally, these rule changes only apply if a stockholder proposal is not submitted to the Company at least 120 days prior to the Company's expected date of its stockholder meeting(based on the date of last year's annual meeting).

        However, the Company will still retain the ability to vote proxies at its discretion on new proposals under certain conditions. For instance, the Company still has voting discretion if the stockholder proposal is provided to the Company after the deadline set forth in the Company's charter and bylaws. The deadline for stockholder proposals under the Company's charter and bylaws is not less than 40 nor more than 60 days prior to the date of the annual stockholders' meeting. However, if less than 50 days' notice of the meeting is given to stockholders(which may be by mail or prior public disclosure), the stockholder's proposal must be delivered or mailed to the Secretary of the Company not later than the close of business on the tenth day following the day on which notice of the meeting was mailed to stockholders.

        With respect to the Company's 1999 Annual Meeting of Stockholders, which is expected to be held on or about April 20, 1999, if the Company is not provided notice of a shareholder proposal, which the shareholder has not previously sought to include in the Company's proxy statement by March 12, 1999, the Company can use its discretion in voting proxies for or against the proposal.

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


Date: 11/6/98                             Greene County Bancshares, Inc.
     ---------------                      ---------------------------------
                                                   Registrant



Date: 11/6/98                             /s/
     ---------------                      ---------------------------------
                                          R. Stan Puckett
                                          President and CEO
                                          (Duly authorized officer)


Date: 11/6/98                             /s/
     ---------------                      ---------------------------------
                                          William F. Richmond
                                          Sr. Vice President and Chief
                                          Financial Officer
                                          (Principal financial and
                                          accounting officer)