Form 10-K
period 1998-12-31
GREENE COUNTY BANCSHARES INC
filed 1999-03-30
CIK 764402

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

                      FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________

Commission file number  0-14289

                         GREENE COUNTY BANCSHARES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


              TENNESSEE                                62-1222567
   -------------------------------        ------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

100 NORTH MAIN STREET, GREENEVILLE, TENNESSEE               37743
---------------------------------------------               -----
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant's voting stock is not regularly and actively traded in any established market, and there are no regularly quoted bid and asked prices for the registrant's common stock. Based upon recent negotiated trading of the common stock at a price of $135 per share, the registrant believes that the aggregate market value of the voting stock on March 24, 1999 was $183.3 million. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are not affiliates. On such date, 1,357,948 shares of the common stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

      1. Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1998. (Parts I and II)
      2. Portions of Proxy Statement for 1999 Annual Meeting of Shareholders. (Part III)

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

ITEM 1.  BUSINESS

THE COMPANY

      Greene County Bancshares, Inc. (the "Company") is a Tennessee corporation that serves as the bank holding company and sole stockholder for Greene County Bank, a Tennessee-chartered commercial bank (the "Bank"). The Company also wholly owns Premier Bank of East Tennessee, a now dormant Tennessee-chartered commercial bank with its principal office in Niota, Tennessee, which was combined into the Bank effective October 16, 1998. Further, the Companys owns American Fidelity Bank, a dormant Tennessee bank whose operations were combined with the Bank in 1996.

      The Company's assets consist primarily of its investment in the Bank, liquid investments and fixed assets. Its primary activities are conducted through the Bank. At December 31, 1998, the Company's consolidated total assets were $568.2 million, its consolidated net loans were $466.7 million, its total deposits were $459.2 million and its total stockholders' equity was $55.4 million.

      The principal executive offices of the Company are located at 100 North Main, Greeneville, Tennessee 37743 and its telephone number is (423) 639-5111.

THE BANK

      The Bank is a Tennessee-chartered commercial bank established in 1890 and which has its principal executive offices in Greeneville, Tennessee. The principal business of the Bank consists of attracting deposits from the general public and investing those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial loans, commercial real estate loans, consumer loans and single-family mortgage loans. The Bank also provides collection and other banking services, including separate finance, mortgage, acceptance and title corporations. During 1997, the Bank discontinued its trust activities. At December 31, 1998, the Bank had seven full service banking offices located in Greene County, Tennessee; three full service banking offices located in Washington County, Tennessee; two full service banking offices located in Blount County, Tennessee, two full service banking offices located in Hamblen County, Tennessee, two full service banking offices located in McMinn County, Tennessee, and a full service banking office located in each of Sullivan County, Knox County, Hawkins County and Cocke County, Tennessee.

      The Bank also conducts separate businesses through four wholly-owned subsidiaries. Through Superior Financial Services, Inc., the Bank operates twelve consumer finance company offices located in Greene, Hamblen, Blount, Washington, Sullivan, Sevier, McMinn, Hawkins and Hamilton Counties, Tennessee. Through its subsidiary, Superior Mortgage Company, the Bank operates a mortgage banking operation through its sole office in Knox County, Tennessee and through its representatives located throughout the Company's branch system. Through GCB Acceptance Corporation, the Bank operates a subprime automobile lending company with a sole office in Johnson City, Tennessee. Through Fairway Title Co., the Bank operates a title company in Knoxville, Tennessee.

      Deposits of the Bank are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") to a maximum of $100,000 for each insured depositor. The Bank is subject to supervision and regulation by the Tennessee Department of Financial Institutions (the "Banking Department") and the FDIC. See "Regulation, Supervision and Governmental Policy."

LENDING ACTIVITIES

      General. The loan portfolio of the Company is comprised of mortgage installment loans, commercial loans, real estate loans and consumer loans. Such loans are originated within the Company's market area of East Tennessee and are generally secured by residential or commercial real estate or business or personal property located in the counties of Greene, Washington, Hamblen, Sullivan, Hawkins, Blount, Knox, McMinn and Cocke Counties, Tennessee.

      Loan Composition. The following table sets forth the composition of the Company's loans for the periods indicated.

                                              At December 31,
                           -----------------------------------------------------
                             1998       1997       1996       1995      1994
                             ----       ----       ----       ----      ----
                                              (In thousands)
Commercial..............   $ 121,294  $ 108,985 $  97,340  $ 75,503   $ 56,754
Commercial real estate..     115,204    125,359   108,936    74,276     64,211
Mortgage installment....     153,160    146,227   108,878    92,276     79,705
Installment consumer....      80,147     72,752    71,354    55,876     44,025
Other...................      17,102      3,154     5,797     2,772      2,832
                           ---------  --------- ---------  --------   --------
  Total loans...........   $ 486,907  $ 456,477 $ 392,305  $300,703   $247,527
Less:Unearned discount..      (9,993)    (5,933)   (3,703)   (2,215)    (2,827)
     Allowance for loan
       losses...........     (10,253)    (9,154)   (7,330)   (4,654)    (3,447)
                           ---------  --------- ---------  --------   --------
Total loans, net........   $ 466,661  $ 441,390 $ 381,272  $293,834   $241,253
                           =========  ========= =========  ========   ========

      Loan Maturities. The following table reflects at December 31, 1998 the dollar amount of loans maturing or subject to rate adjustment based on their contractual terms to maturity. Loans with fixed rates are reflected based upon the contractual repayment schedule while loans with variable interest rates are reflected based upon the contractual repayment schedule up to the contractual rate adjustment date. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity are reported as due within one year or less.

                             Due in One  Due After One
                              Year or    Year through     Due After
                               Less       Five Years      Five Years       Total
                               ----       ----------      ----------       -----
                                                (In thousands)
Commercial................   $ 64,285       $ 53,370       $  3,639       $121,294
Commercial real estate....     86,403         24,193          4,608        115,204
Mortgage installment......     67,390         76,581          9,189        153,160
Installment consumer......     46,486         28,051          5,610         80,147
Other.....................      3,078         14,024             --         17,102
                             --------       --------       --------       --------
                             $267,642       $196,219       $ 23,046       $486,907
                             ========       ========       ========       ========

The following table sets forth the dollar amount of the loans maturing subsequent to the year ending December 31, 1999 between those with predetermined interest rates and those with floating or adjustable interest rates.

                                               Floating or
                             Predetermined      Adjustable
                                 Rates            Rates            Total
                             --------------   --------------   ------------
                                             (In thousands)
Commercial................      $ 25,755        $ 12,695        $ 38,450
Commercial real estate....        52,745          40,308          93,053
Mortgage installment......        52,183          41,587          93,770
Installment consumer......        63,456          47,758         111,214
                                --------        --------        --------
                                $194,139        $142,348        $336,487
                                ========        ========        ========

      Commercial Loans. The Company's principal lending activities include the origination of commercial loans in the Company's primary lending area. Commercial loans are made for a variety of business purposes, including working capital, inventory and equipment and capital expansion. At December 31, 1998, commercial loans outstanding totaled $121.3 million, or 26.0% of the Company's total net loan portfolio. The terms for commercial loans are generally one to seven years. Commercial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, financial strength of any guarantor, liquidity, leverage, management experience, ownership structure, economic conditions and industry-specific trends and collateral. The loan to value ratio depends on the type of collateral. Generally speaking, accounts receivable are financed at 60% of accounts receivable less than 90 days past due. If other collateral is taken to support the loan, the loan to value of accounts receivable may approach 85%. Inventory financing will range between 25% and 60% depending on the borrower and nature of inventory. The Company requires a first lien position for such loans. These types of loans are generally considered to be a higher credit risk than other loans originated by the Company.

      Commercial Real Estate Loans. The Company originates commercial loans, generally to existing business customers, secured by real estate located in the Company's market area. At December 31, 1998, commercial real estate loans totaled $115.2 million, or 24.7% of the Company's total net loan portfolio. The terms of such loans are generally for ten to twenty years and are priced based in part upon the prime rate, as reported in The Wall Street Journal. Commercial real estate loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary source of repayment, financial strength of any guarantor, strength of the tenant (if any), liquidity, leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. Generally, the Company will loan up to 85% of the value of improved property, 65% of the value of raw land and 75% of the value of undeveloped land. A first lien on the property and assignment of lease is required if the collateral is rental property, with second lien positions considered on a case by case basis.

      Mortgage Installment Loans. The Company also originates one-to-four family, owner-occupied residential mortgage loans secured by property located in the Company's primary market area. The majority of the Company's residential mortgage loans consists of loans secured by owner-occupied, single-family residences. At December 31, 1998, the Company had $153.2 million, or 32.8% of its total net loan portfolio, in mortgage installment loans. The Company also originates, to a limited extent, installment real estate loans for other types of real estate acquisitions. Mortgage installment and installment real estate loans generally have a loan to value ratio of 85%. These loans are underwritten by giving consideration to the ability to pay, stability of employment or source of income, credit history and loan to value ratio.

      Mortgage loans originated by the Bank are not underwritten in conformity with secondary market guidelines and therefore are not readily salable. The Company has not previously engaged in sales of its loans in the secondary market. Beginning in April 1997, the Company began selling one-to-four family mortgage loans in the secondary market to Freddie Mac through the Bank's mortgage banking subsidiary, Superior Mortgage. Sales of such loans totaled $41.0 million during 1998, and the related mortgage servicing rights were sold together with the loan.

      Installment Consumer Loans. At December 31, 1998, the Company's installment consumer loan portfolio totaled $80.1 million, or 17.2% of the Company's total net loan portfolio. The Company's consumer loan portfolio is comprised of secured and unsecured loans originated both by the Bank and Superior Financial. The consumer loans of the Bank generally have a higher risk of default than other loans originated by the Bank. Further, consumer loans originated by Superior Financial, a finance company rather than a bank, generally have a greater risk of default than such loans originated by commercial banks and accordingly carry a higher interest rate. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

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

                                                               At December 31,
                                              --------------------------------------------------
                                                1998      1997      1996      1995      1994
                                                ----      ----      ----      ----      ----
                                                               (In thousands)
Loans accounted for on a
non-accrual basis .........................    $4,159    $2,265    $  616    $  902    $  649
Accruing loans which are contractually
  past due 90 days or more as to interest
  or principal payments ...................       872     1,583     1,486     1,044       656
                                               ------    ------    ------    ------    ------
Total non-performing loans ................     5,031     3,848     2,102     1,946     1,305
Real estate owned:
  Foreclosures ............................       920       411        --        --        --
  Other real estate held ..................       607        97       223       122        85
                                               ------    ------    ------    ------    ------
  Total non-performing assets .............    $6,558    $4,356    $2,325    $2,068    $1,390
                                               ======    ======    ======    ======    ======

      Non-accrual loans increased $1.9 million, or 82.6%, from $2.3 million at December 31, 1997 to $4.2 million at December 31, 1998. The increase is principally comprised of a group of four commercial loans totaling $1.8 million, all of which are fully secured by real estate located within the primary business area of the Bank. Of these four loans, two were performing as of March 1999. In addition, the increase in non-accrual loans reflects management's efforts during 1998 to more aggressively review and monitor past due loans. During 1998, the Company recorded a $3.4 million charge to income through its provision for loan losses to reflect anticipated losses arising from these loans.

      The Company's continuing efforts to resolve non-performing loans occasionally includes foreclosures, which result in the Company's ownership of the real estate underlying the mortgage. If non-accrual loans at December 31, 1998 had been current according to their original terms and had been outstanding throughout 1998, or since origination if originated during the year, interest income on these loans would have been approximately $260,600. Interest actually recognized on these loans during 1998 was not significant.

      The increase in real estate owned during 1998 from $508,000 at December 31, 1997 to $1,527,000 at December 31, 1998 primarily reflects management's implementation of a more aggressive collection strategy, which includes foreclosing on loans past due 120 days without providing borrowers with a delaying option to restructure. The $920,000 in foreclosed real estate consists of eight properties, of which property valued at $200,000 was sold for full value as of March 1999. Management expects that the remaining foreclosed real estate can be sold at an amount sufficient to recover the remaining $720,000.

      At December 31, 1998, the Company had approximately $3.0 million in loans that are not currently classified as non-accrual or 90 days past due or otherwise restructured and where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms. Such loans were considered classified by the Company and comprised various commercial and commercial real estate loans, including one commercial loan for $1.6 million secured by a blanket lien on the land, plant and equipment of the business as well as significant additional collateral. Management believes the value of the collateral is presently sufficient to cover the full amount of the loan, plus accrued interest. This loan was considered classified based upon cash flows of the business deemed insufficient to cover debt service. For further information, see Note 1 of Notes to Consolidated Financial Statements.

      Allowance for Loan Losses. The allowance for loan losses is maintained at a level which management believes is adequate to absorb all potential losses on loans then present in the loan portfolio. The amount of the allowance is affected by: (1) loan charge-offs, which decrease the allowance; (2) recoveries on loans previously charged-off, which increase the allowance; and (3) the provision of possible loan losses charged to income, which increases the allowance. In determining the provision for possible loan losses, it is necessary for management to monitor fluctuations in the allowance resulting from actual charge-offs and recoveries, and to periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions in an effort to evaluate portfolio risks. If actual losses exceed the amount of the allowance for loan losses, earnings of the Company could be adversely affected. The amount of the provision is based on management's judgment of those risks and therefore the allowance represents general, rather than specific, reserves. During the year ended December 31, 1998, the Company's provision for loan losses decreased by $2.5 million to $3.4 million to reflect the reduction in actual or potential losses arising from the loan portfolio. For additional information, see Note 1 of Notes to Consolidated Financial Statements.

      The following is a summary of activity in the allowance for loan losses for the periods indicated:


                                                               Year Ended December 31,
                                         -------------------------------------------------------------------
                                           1998         1997           1996            1995           1994
                                           ----         ----           ----            ----           ----
                                                                  (In thousands)
Balance at beginning of year ........   $  9,154     $  7,330       $  4,654     $         3,447    $  3,062
                                        --------     --------       --------     ---------------    --------
Charge-offs:
   Commercial .......................       (440)        (563)(b)       (162)                (a)         (a)
   Commercial real estate ...........        (87)        (129)           (32)                (a)         (a)
                                        --------     --------       --------     ---------------    --------
          Subtotal ..................       (527)        (692)          (194)                (26)       (103)

   Mortgage installment .............         --           --             --                 (a)         (a)
   Installment consumer .............     (2,707)      (4,450)        (1,089)                (a)         (a)
                                        --------     --------       --------     ---------------    --------
       Subtotal .....................     (2,707)      (4,450)        (1,089)               (646)     (1,256)

   Other ............................                                   (342)
                                        --------     --------       --------     ---------------    --------
      Total charge-offs .............     (3,234)      (5,142)        (1,625)               (672)     (1,359)
                                        --------     --------       --------     ---------------    --------

Recoveries:
   Commercial .......................        216           56             62                 (a)         (a)
   Commercial real estate ...........         24            4             --                 (a)         (a)
                                        --------     --------       --------     ---------------    --------
      Subtotal ......................        240           60             62                   9         199
                                        --------     --------       --------     ---------------    --------

   Mortgage installment .............         --           --             --                 (a)         (a)
   Installment consumer .............        673          951            755                 (a)         (a)
                                        --------     --------       --------     ---------------    --------
      Subtotal ......................        673          951            755                 447         551
   Other ............................          3            2             71                  --          --
                                        --------     --------       --------     ---------------    --------
      Total recoveries ..............        916        1,013            888                 456         750
                                        --------     --------       --------     ---------------    --------
Net charge-offs .....................     (2,318)      (4,129)          (737)               (216)       (609)

Provision for loan losses ...........      3,417        5,953(b)       2,973               1,423         994
Balances acquired in acquisition of
    Premier Bank ....................         --           --            440                  --          --
                                        --------     --------       --------     ---------------    --------
Balance at end of year ..............   $ 10,253     $  9,154       $  7,330     $         4,654    $  3,447
                                        ========     ========       ========     ===============    ========

Ratio of net charge-offs to average
     loans outstanding, net of
     unearned discount, during
     the period .....................       0.52%        0.96%          0.21%               0.08%       0.28%
                                        =========    =========      =========    ================   =========
Ratio of allowance for loan losses to
     non-performing loans ...........     203.80%      237.89%        348.72%             239.16%     264.14%
                                        =========    =========      =========    ================   =========
Ratio of allowance for loan losses to
     total loans ....................       2.11%        2.01%          1.87%               1.55%       1.39%
                                        =========    =========      =========    ================   =========

--------------------
(a) Prior to 1996, the Company did not maintain records of individual balances in these types of categories and therefore such amounts are reflected herein only in the aggregate.
(b) Includes a $500,000 charge-off against the Company's $1.1 million participation in a $3.5 million commercial loan to a nonprofit entity for a hotel development project, secured by a hotel building and underlying commercial real estate in Greeneville, Tennessee. In 1998, the loan was paid off and the Bank received $788,000 in net loan proceeds.

      The following table presents an allocation of the Company's allowance for loan losses at the dates indicated and the percentage of loans represented by each category to total loans:





                                                          At December 31,
                        -----------------------------------------------------------------------------------
                                    1998                          1997                        1996
                        ---------------------------   ---------------------------   -----------------------
                             %            Amount           %              Amount         %           Amount
                             -            ------           -              ------         -           ------
                                                        (Dollars in thousands)
Commercial ..........      13.94%         $ 1,429        23.88%          $ 2,186       24.82%       $ 1,819
Commercial real
estate ..............      35.50%           3,640        27.46%            2,514       27.85%         2,042
                          -------         -------       -------          -------      -------       -------
      Subtotal ......      49.44%           5,069        51.34%            4,700       52.67%         3,861
                          -------         -------       -------          -------      -------       -------

Mortgage installment       27.04%           2,773        32.03%            2,932       27.75%         2,034

Installment consumer       20.31%           2,082        15.94%            1,459       18.17%         1,332
                          -------         -------       -------          -------      -------       -------
      Subtotal ......      47.35%           4,855        47.97%            4,391       45.92%         3,366
                          -------         -------       -------          -------      -------       -------
   Other ............       3.21%             329         0.69%               63        1.41%           103
                          -------         -------       -------          -------      -------       -------
   Total allowance ..     100.00%         $10,253       100.00%          $ 9,154      100.00%       $ 7,330
                          =======         =======       =======          =======      =======       =======

                                             At December 31,
                       ------------------------------------------------------------
                                  1995                               1994
                       -------------------------       ----------------------------
                         %            Amount             %               Amount
                         -            ------             -               ------
                                         (Dollars in thousands)
Commercial ..........     (a)           (a)               (a)             (a)
Commercial real
estate ..............     (a)           (a)               (a)             (a)
                        -------     ------------        -------       ------------
      Subtotal ......    49.60%     $      2,042         48.60%       $      1,758
                        -------     ------------        -------       ------------

Mortgage installment      (a)           (a)               (a)             (a)

Installment consumer      (a)           (a)               (a)             (a)
                        -------     ------------        -------       ------------
      Subtotal ......    50.40%            2,612         51.40%       $      1,689
                        -------     ------------        -------       ------------
   Other ............     (a)           (a)               (a)             (a)
                        -------     ------------        -------       ------------
   Total allowance ..   100.00%     $      4,654        100.00%       $      3,447
                        =======     ============        =======       ============

(a) Prior to 1996, the Company did not maintain records of individual balances in these types of categories and therefore such amounts are reflected herein only in the aggregate.

INVESTMENT ACTIVITIES

      General. The Company maintains a portfolio of investments to provide liquidity and an additional source of income.

      Securities by Category. The following table sets forth the amount of securities by major categories held by the Company at December 31, 1998, 1997 and 1996.

                                                                    At December 31,
                                                         -------------------------------------
                                                           1998           1997           1996
                                                           ----           ----           ----
                                                                     (In thousands)
Securities Held to Maturity:
Obligations of states and political subdivisions         $ 3,620        $ 7,627        $ 9,456
                                                         -------        -------        -------

   Total .......................................         $ 3,620        $ 7,627        $ 9,456
                                                         =======        =======        =======

Securities Available for Sale:
U.S. Treasury securities and obligations of U.S.
   government corporations and agencies ........         $22,420        $30,284        $39,337
Obligations of states and political subdivisions           1,113          1,153          1,329
Corporate and other securities .................           3,194          2,415          2,259
                                                         -------        -------        -------

   Total .......................................         $26,727        $33,852        $42,925
                                                         =======        =======        =======

      For information regarding the amortized cost of securities at December 31, 1998, 1997 and 1996, see Note 3 of Notes to Consolidated Financial Statements.

      Maturity Distributions of Securities. The following table sets forth the distributions of maturities of securities at amortized cost as of December 31, 1998.


                                                          Due in One      Due After One Year       Due After Five Years
                                                         Year or Less     through Five Years        through Ten Years
                                                         ------------     ------------------        -------------------

                                                                             (Dollars in thousands)
U.S. treasury securities - available for sale              $ 1,799               $   --                $      --
Federal agency obligations - available for
   sale .....................................                1,732                1,347                    5,816
Obligations of state and political
   subdivisions - available for sale ........                  450                  644                       --
Obligations of state and political
   subdivisions -- held to maturity .........                  395                2,825                       --
Other securities -- available for sale ......                3,194
                                                           -------              -------                  -------

       Total ................................              $ 7,570              $ 4,816                  $ 5,816

Market value adjustment on available for

   sale securities ..........................              $    11              $    31                  $    45
                                                           -------              -------                  -------

       Total ................................              $ 7,581              $ 4,847                  $ 5,861
                                                           =======              =======                  =======

Weighted average yield (%)(a) ...............               6.36%                4.90%                    5.50%
                                                            ====                 ====                     ====

                                                               Due
                                                         After Ten Years             Total
                                                         ---------------             -----

                                                               (Dollars in thousands)
U.S. treasury securities - available for sale                 $   --                $ 1,799
Federal agency obligations - available for
   sale .....................................                 11,593                 20,488
Obligations of state and political
   subdivisions - available for sale ........                     --                  1,094
Obligations of state and political
   subdivisions -- held to maturity .........                    400                  3,620
Other securities -- available for sale ......                                       $ 3,194
                                                             -------                -------

       Total ................................                $11,993                $30,195

Market value adjustment on available for

   sale securities ..........................                $    65                $   152
                                                             -------                -------

       Total ................................                $12,058                $30,347
                                                             =======                =======

Weighted average yield (%)(a) ...............                 5.46%                  5.57%
                                                              ====                   ====

(a) Yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

      Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For information regarding the amortized cost and approximate market value of securities at December 31, 1998, by contractual maturity, see Note 3 of Notes to Consolidated Financial Statements.

DEPOSITS

      Deposits are the primary source of funds for the Company. Such deposits consist of checking accounts, regular savings deposits, NOW accounts, Money Market Accounts and market rate Certificates of Deposit. Deposits are attracted from individuals, partnerships and corporations in the Company's market area. In addition, the Company obtains deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions. The Company's policy permits the acceptance of limited amounts of brokered deposits, but no such deposits had been obtained as of or during the year ended December 31, 1998.

      The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.

                                                     Year Ended December 31,
                         --------------------------------------------------------------------------------
                                    1998                        1997                        1996
                         -------------------------    ------------------------    -----------------------
                           Average         Average    Average          Average    Average         Average
                           Deposits         Rate      Deposits          Rate      Deposits         Rate
                           --------         ----      --------          ----      --------         ----
                                                      (Dollars in thousands)
Non-interest bearing
demand deposits .......    $ 39,822          --%      $ 33,540            --%    $    30,945         --%
Interest bearing demand
deposits ..............     107,647         2.45       103,288           2.61        105,386        2.23
Savings deposits ......      53,128         2.28        46,801           2.65         45,491        2.61
Time deposits .........     255,872         5.46       253,840           5.49        207,441        5.61
                           --------                   --------                    ----------
  Total deposits ......    $456,469                   $437,469                    $  389,263
                           ========                   ========                    ==========

      The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1998.

                                                       Certificates
                        Maturity Period                 of Deposits
             ---------------------------------------   --------------
                                                       (In thousands)
             Three months or less..................      $15,190
             Over three through six months.........       12,559
             Over six through twelve months........       12,888
             Over twelve months....................       11,385
                                                         -------
               Total...............................      $52,022
                                                         =======

COMPETITION

      To compete effectively, the Company relies substantially on local commercial activity; personal contacts by its directors, officers, other employees and shareholders; personalized services; and its reputation in the communities it serves.

      According to data as of June 30, 1998 supplied by the FDIC, the Bank ranked as the largest independent commercial bank in its market area, which includes Greene, Hamblen, Washington, Blount and McMinn Counties and portions of Cocke, Hawkins, Jefferson and Knox Counties. In Greene County, there are six commercial banks and one savings bank, operating 23 branches and holding an aggregate of approximately $696 million in deposits as of June 30, 1998.

      Under the federal Bank Holding Company Act of 1956 (the "Holding Company Act"), as amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), Tennessee banks and their holding companies may be acquired by out-of-state banks or their holding companies, and Tennessee banks and their holding companies may acquire out-of-state banks without regard to whether the transaction is prohibited by the laws of any state. In addition, the federal banking agencies may approve interstate merger transactions without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks opts out of the Riegle-Neal Act by adopting a law that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. The effect of the Riegle-Neal Act may be to increase competition within the State of Tennessee among banking institutions located in Tennessee and from banking companies located anywhere in the country.

EMPLOYEES

      As of December 31, 1998, the Company employed 307 persons. None of the Company's employees are presently represented by a union or covered under a collective bargaining agreement. Management of the Company considers relations with employees to be good.

REGULATION, SUPERVISION AND GOVERNMENTAL POLICY

      The following is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank. A number of other statutes and regulations have an impact on their operations. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

      Bank Holding Company Regulation. The Company is registered as a bank holding company under the Holding Company Act and, as such, subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve Board (the "FRB").

      Acquisitions and Mergers. Under the Holding Company Act, a bank holding company must obtain the prior approval of the FRB before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. Also, any company must obtain approval of the FRB prior to acquiring control of the Company or the Bank. For purposes of the Holding Company Act, "control" is defined as ownership of more than 25% of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank.

      The Holding Company Act, as amended by the Riegle-Neal Act, generally permits the FRB to approve interstate bank acquisitions by bank holding companies without regard to any prohibitions of state law. See "Competition".

      The Change in Bank Control Act and the related regulations of the FRB require any person or persons acting in concert (except for companies required to make application under the Holding Company Act), to file a written notice with the FRB before such person or persons may acquire control of the Company or the Bank. The Change in Bank Control Act defines "control" as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank.

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

      Support of Banking Subsidiaries. Under FRB policy, the Company is expected to act as a source of financial strength to its banking subsidiaries and, where required, to commit resources to support each of such subsidiaries. Further, if the Bank's capital levels were to fall below minimum regulatory guidelines, the Bank would need to develop a capital plan to increase its capital levels and the Company would be required to guarantee the Bank's compliance with the capital plan in order for such plan to be accepted by the federal regulatory authority.

      Under the "cross guarantee" provisions of the Federal Deposit Insurance Act (the "FDI Act"), any FDIC-insured subsidiary of the Company such as the Bank could be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of any other FDIC-insured subsidiary also controlled by the Company or (ii) any assistance provided by the FDIC to any FDIC-insured subsidiary of the Company in danger of default.

      Transactions with Affiliates. The Federal Reserve Act imposes legal restrictions on the quality and amount of credit that a bank holding company or its non bank subsidiaries ("affiliates") may obtain from bank subsidiaries of the holding company. For instance, these restrictions generally require that any such extensions of credit by a bank to its affiliates be on nonpreferential terms and be secured by designated amounts of specified collateral. Further, a bank's ability to lend to its affiliates is limited to 10% per affiliate (20% in the aggregate to all affiliates) of the bank's capital and surplus.

      Bank Regulation. As a Tennessee banking institution, the Bank is subject to regulation, supervision and regular examination by the Banking Department. The deposits of the Bank are insured by the FDIC to the maximum extent provided by law (a maximum of $100,000 for each insured depositor). Tennessee and federal banking laws and regulations control, among other things, required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, and establishment of branches and other aspects of the Bank's operations. Supervision, regulation and examination of the Company and the Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of the Common Stock of the Company.

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

      Federal Deposit Insurance. The Bank is subject to FDIC deposit insurance assessments. The FDIC has established a risk-based deposit insurance assessment system for insured depository institutions, under which insured institutions are assigned assessment risk classifications based upon capital levels and supervisory evaluations. Under these regulations, the FDIC set the 1998 insurance assessment rates for BIF-insured banks such as the Bank from zero to 27 basis points.

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

      Capital Requirements. The FRB has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies, and the FDIC has established similar guidelines for state-chartered banks that are not members of the FRB. The regulations of the FRB and FDIC impose two sets of capital adequacy requirements: minimum leverage rules, which require the maintenance of a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At December 31, 1998, the Company and the Bank satisfied the minimum required regulatory capital requirements. See
Note 14 of Notes to Consolidated Financial Statements.

      The FDIC has issued final regulations that classify insured depository institutions by capital levels and require the appropriate federal banking regulator to take prompt action to resolve the problems of any institution that fails to satisfy the capital standards. Under such regulations, a "well-capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. As of December 31, 1998, the Bank was "well-capitalized" as defined by the regulations. See Note 14 of Notes to Consolidated Financial Statements for further information.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth information regarding the executive officers of the Company.

                                   Age At
          Name               December 31, 1998                                 Title
-----------------------  --------------------------     ----------------------------------------------------
R. Stan Puckett                     42                  President and Chief Executive Officer
Davis Stroud                        65                  Executive Vice President and Secretary
William F. Richmond                 49                  Senior Vice President and Chief  Financial Officer

      R. STAN PUCKETT currently serves as President and Chief Executive Officer of the Company and has held that position since 1990. He has served as President and Chief Executive Officer of the Bank since February 1989. He is a graduate of Bristol University with a degree in business administration. He served as President of First American National Bank of Johnson City, Tennessee from December 1987 to February 1989 and as its Vice President from June 1986 to December 1987. He was Assistant Vice President of First Union National Bank in Asheville, North Carolina from September 1983 to June 1986 and served as commercial loan officer of Signet Bank in Bristol, Virginia from September 1977 to June 1983.

      DAVIS STROUD is currently Executive Vice President of the Company and the Bank. Mr. Stroud joined the Bank in 1952 and became its Senior Vice President and Cashier in 1973. He became Executive Vice President and Secretary of the Company and the Bank in 1988 and has also served as a director of the Company and the Bank since December 1989. Mr. Stroud is a member of First Christian Church and Greeneville Masonic Lodge No. 3 F&AM, and he has also served as Treasurer of Greene County Foundation.

      WILLIAM F. RICHMOND joined the Company in February 1996 and currently serves as Senior Vice President and Chief Financial Officer of the Company and the Bank. Prior to joining the Company, Mr. Richmond served, subsequent to the acquisition of Heritage Federal Bancshares, Inc. ("Heritage") by First American Corporation, as transition coordinator for various financial matters from November 1995 through January 1996. Heritage was the parent of Heritage Federal Bank for Savings located in Kingsport, Tennessee. He served as Senior Vice President and Chief Financial Officer for Heritage from June 1991 through October 1995 and as controller from April 1985 through May 1991. He has been active in community activities in the Tri-Cities, Tennessee area, having served on the Board of Directors of Boys and Girls Club, Inc. and as President of the Tri-Cities Estate Planning Council. He has served in various capacities with the United Way of Greater Kingsport and is a Paul Harris Fellow in Rotary International. He is licensed as a Certified Public Accountant in Virginia and Tennessee and is also a Certified Financial Planner.

ITEM 2. PROPERTIES

      The Company's principal executive offices are located at 100 North Main Street, Greeneville, Tennessee in facilities owned by the Bank. At December 31, 1998, the Company maintained a main office in Greeneville, Tennessee and 19 bank branches (of which seven are in leased operating premises) and 15 separate locations operated by the Bank's subsidiaries.

ITEM 3. LEGAL PROCEEDINGS.

      From time to time, the Company and its subsidiaries are parties to various legal proceedings incident to its business. At December 31, 1998, there were no legal proceedings which management anticipates would have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company through a solicitation of proxies or otherwise.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

      The information contained under the section captioned "Market and Dividend Information" in the Company's 1998 Annual Report to Shareholders (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

      The information contained in the table captioned "Selected Financial Highlights" in the Company's Annual Report is incorporated herein by reference.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements contained in the Company's Annual Report are incorporated herein by reference.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      For information concerning the Board of Directors of the Company, the information contained under the section captioned "Election of Directors" in the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

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

                  1.    Report of Independent Auditors.

                  2.    Consolidated Balance Sheets - December 31, 1998 and
                        1997.

                  3. Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996.

                  4. Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1998, 1997 and 1996.

                  5. Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1998, 1997 and 1996.

                  6. Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.

                  7.    Notes to Consolidated Financial Statements.

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

      (a)(3) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

            Exhibit No. 3. Articles of Incorporation and Bylaws

                  (i)   Amended and Restated Charter, effective June 18, 1998.

                  (ii)  Amended and Restated Bylaws

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

            Exhibit No. 11. Statement re Computation of Per Share Earnings.

                        (Incorporated by reference of Note 19 of the Notes to Consolidated Financial Statements).

            Exhibit No. 13. Annual Report to Shareholders

                        Except for those portions of the Annual Report to Shareholders for the year ended December 31, 1998, which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed "filed" as part of this Report.

            Exhibit No. 21. Subsidiaries of the Registrant

                        A list of subsidiaries of the Registrant is included as an exhibit to this Report.

            Exhibit No. 23.  Consent of PricewaterhouseCoopers LLP

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

                                   GREENE COUNTY BANCSHARES, INC.


Date:   March 29, 1999             By:  /s/ R. Stan Puckett
                                        ---------------------------------
                                        R. Stan Puckett
                                        Director, President and
                                          Chief Executive Officer
                                          (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

SIGNATURE AND TITLE:                                        DATE:
/s/ R. Stan Puckett                                         March 29, 1999
------------------------------
R. Stan Puckett
Director, President and Chief
  Executive Officer
  (Principal Executive Officer)

/s/ William F. Richmond                                     March 29, 1999
------------------------------
William F. Richmond
Senior Vice President and
  Chief Financial Officer
  (Principal Financial and Accounting Officer)

/s/ Terry Leonard                                           March 29, 1999
------------------------------
Terry Leonard
Chairman of the Board

/s/ J.W. Douthat                                            March 29, 1999
------------------------------
J.W. Douthat
Director

/s/ Phil M. Bachman, Jr.                                    March 29, 1999
------------------------------
Phil M. Bachman, Jr.
Director


/s/ Ralph T. Brown                                          March 29, 1999
------------------------------
Ralph T. Brown
Director

/s/ James A. Emory                                          March 29, 1999
------------------------------
James A. Emory
Director

/s/ Jerald K. Jaynes                                        March 29, 1999
------------------------------
Jerald K. Jaynes
Director

/s/ Charles S. Brooks                                       March 29, 1999
------------------------------
Charles S. Brooks
Director

/s/ Davis Stroud                                            March 29, 1999
------------------------------
Davis Stroud
Director

/s/ W.T. Daniels                                            March 29, 1999
------------------------------

W.T. Daniels
Director

/s/ Harrison Lamons                                         March 29, 1999
------------------------------
Harrison Lamons
Director

/s/ Helen Horner                                            March 29, 1999
------------------------------
Helen Horner
Director