Form 10-K/A
period 1998-12-31
GREENE COUNTY BANCSHARES INC
filed 1999-04-12
CIK 764402

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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
                        -------

                         GREENE COUNTY BANCSHARES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                  TENNESSEE                                                  62-1222567
      -------------------------------------                     ------------------------------------
      (State or other jurisdiction of                           (I.R.S. Employer Identification No.)
      incorporation or organization)

      100 NORTH MAIN STREET, GREENEVILLE, TENNESSEE                            37743
      -------------------------------------------------                      ----------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

       The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

       1. Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1998. (Parts I and II)

       2. Portions of Proxy Statement for 1999 Annual Meeting of Shareholders. (Part III)

                                     PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The consolidated financial statements, as revised, contained in the Company's Annual Report are incorporated herein by reference through attachment as Exhibit 13 hereto.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)(1) The following consolidated financial statements of the Company, as revised, included in the Annual Report are incorporated herein by reference from
Item 8 of this Report. The remaining information appearing in the Annual Report to Shareholders is not deemed to be filed as part of this Report, except as expressly provided herein.

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

                                          GREENE COUNTY BANCSHARES, INC.

Date:   April 9, 1999                     By: /s/ R. Stan Puckett
                                              --------------------------------
                                              R. Stan Puckett
                                              Director, President and
                                               Chief Executive Officer
                                               (Duly Authorized Representative)