Form 10-Q
period 1999-03-31
GREENE COUNTY BANCSHARES INC
filed 1999-05-11
CIK 764402

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

For Quarter ended March 31, 1999                Commission File Number
                                                        0-14289

                         GREENE COUNTY BANCSHARES, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)

          Tennessee                                       62-1222567
-------------------------------                  -----------------------------
State or other jurisdiction of                   (IRS Employer Identification
incorporated or organization)                     Number)

Main & Depot Street
Greeneville, Tennessee                                        37743
------------------------                          ----------------------------
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
Indicate the number or shares outstanding of each of the Issuers classes of common stock as of the latest practicable date: 1,357,948.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Registrant and its wholly-owned subsidiaries are as follows:

       Condensed Consolidated Balance Sheets - March 31, 1999 and December 31, 1998.

       Condensed Consolidated Statements of Income - For the three months ended March 31, 1999 and 1998.

       Consolidated Statements of Comprehensive Income - For the three months ended March 31, 1999 and 1998.

       Condensed Consolidated Statement of Stockholders' Equity - For the three months ended March 31, 1999.

       Condensed Consolidated Statements of Cash Flows - For the three months ended March 31, 1999 and 1998.

       Notes to Condensed Consolidated Financial Statements.

                 GREENE COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998

                                                                    (UNAUDITED)
                                                                    MARCH 31,          DECEMBER 31,
                                                                       1999              1998*
                                                                    -----------        -----------
                                                                           (IN THOUSANDS)
                                                                    ------------------------------
                          ASSETS
                          ------
   Cash and Due from Banks                                        $     19,257       $     19,592
   Federal Funds Sold                                                   33,780             24,300

   Securities available-for-sale                                        23,531             26,727
   Securities held-to-maturity (with a market value of $3,269
     on March 31, 1999 and $3,620 on December 31, 1998).                 3,269              3,620

   Loans                                                               496,179            476,914

     Less: Allowance for Loan Losses                                    10,763             10,253
                                                                    -----------        -----------
     NET LOANS                                                         485,416            466,661
                                                                    -----------        -----------
   Bank Premises and Equipment, Net of
       Accumulated Depreciation                                         12,384             11,715

   Other Assets                                                         16,394             15,565
                                                                    -----------        -----------
        TOTAL ASSETS                                              $    594,031       $    568,180
                                                                    ===========        ===========
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
   Deposits                                                       $    505,636       $    459,184
   Federal Funds Purchased                                                   0              4,800
   Securities Sold under Repurchase Agreements
     and Short-Term Borrowed Funds                                       5,688              2,416
   Other Borrowings                                                     16,537             36,627
   Other Liabilities                                                     8,835              9,767
                                                                    -----------        -----------
       TOTAL LIABILITIES                                               536,696            512,794
                                                                    -----------        -----------
                   SHAREHOLDERS' EQUITY
                   --------------------
   Common Stock, par value $10, authorized 5,000,000 shares;
       issued and outstanding 1,357,948 and 1,357,198 shares at
       March 31, 1999 and December 31, 1998, respectively               13,579             13,572
   Paid in Capital                                                       4,228              4,172
   Retained Earnings                                                    39,316             37,421
   Accumulated Other Comprehensive Income                                  212                221
                                                                    -----------        -----------
       TOTAL SHAREHOLDERS' EQUITY                                       57,335             55,386
                                                                    -----------        -----------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $    594,031       $    568,180
                                                                    ===========        ===========

   * Condensed from Audited Financial Statements.

   See accompanying notes to Condensed Consolidated Financial
   Statements(Unaudited)

                 GREENE COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                           ------------------------------
                                                              1999               1998
                                                           -----------        -----------
                                                    (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                                    ------------------------------------------
   INTEREST INCOME:
   ---------------
     Interest and Fees on Loans                           $    13,020       $     11,920
     Interest on Investment Securities                            409                621
     Interest on Federal Funds Sold and Other
       Interest-earning Deposits                                  199                133
                                                           -----------        -----------
                             TOTAL INTEREST INCOME             13,628             12,674
                                                           -----------        -----------

   INTEREST EXPENSE:
   ----------------
     Interest on Deposits                                       4,505              4,663
     Interest on Borrowings                                       169                177
                                                           -----------        -----------
                            TOTAL INTEREST EXPENSE              4,674              4,840
                                                           -----------        -----------
                               NET INTEREST INCOME              8,954              7,834

   Provision for Loan Losses                                      794                337
                                                           -----------        -----------
        NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSSES                             8,160              7,497
                                                           -----------        -----------

   NONINTEREST INCOME:
   ------------------
     Service Charges, Commissions and Fees                      1,372                708
     Other Income                                                 329                252
                                                           -----------        -----------
                          TOTAL NONINTEREST INCOME              1,701                960
                                                           -----------        -----------
   NONINTEREST EXPENSE:
   -------------------
     Salaries and Benefits                                      3,145              2,644
     Occupancy and Furniture and Equipment  Expense               733                619
     Other Expenses                                             1,722              1,161
                                                           -----------        -----------
                        TOTAL NONINTEREST EXPENSES              5,600              4,424
                                                           -----------        -----------

        INCOME BEFORE INCOME TAXES                              4,261              4,033

   Income Taxes                                                 1,606              1,523
                                                           -----------        -----------

        NET INCOME                                        $     2,655       $      2,510
                                                           ===========        ===========


   AVERAGE NUMBER OF SHARES, ASSUMING DILUTION              1,367,044          1,361,970

   PER SHARE OF COMMON STOCK:
   -------------------------
     Net Income                                                 $1.96              $1.85
                                                                ======             =====
     Net Income, Assuming Dilution                              $1.94              $1.84
                                                                ======             =====
     Dividends                                                  $0.56              $0.50
                                                                ======             =====

   See accompanying notes to Condensed Consolidated Financial
   Statements(Unaudited)

                 GREENE COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                           ------------------------------
                                                              1999               1998
                                                           -----------        -----------
                                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                        ------------------------------------

   Net Income                                            $      2,655       $      2,510

   OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
   ---------------------------------------------
     Unrealized Gains (Losses) on Securities                       (9)               (13)
                                                           -----------        -----------
   OTHER COMPREHENSIVE INCOME (LOSS)                               (9)               (13)
                                                           -----------        -----------
   COMPREHENSIVE INCOME                                  $      2,646       $      2,497
                                                           ===========        ===========
   AVERAGE NUMBER OF SHARES, ASSUMING DILUTION              1,367,044          1,361,970
                                                           ===========        ===========
   PER SHARE OF COMMON STOCK:
   -------------------------
     Comprehensive Income                                       $1.95              $1.84
                                                           ===========        ===========

     Comprehensive Income, Assuming Dilution                    $1.94              $1.83
                                                           ===========        ===========

     Dividends                                                  $0.56              $0.50
                                                           ===========        ===========

   See accompanying notes to Condensed Consolidated Financial
   Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)
                                (IN THOUSANDS)



                                                                                                  ACCUMULATED
                                                                                                     OTHER
                                                              COMMON      PAID IN     RETAINED   COMPREHENSIVE
                                                               STOCK      CAPITAL     EARNINGS      INCOME       TOTAL
                                                             --------     --------    --------   -------------  --------
  JANUARY 1, 1999                                           $ 13,572     $ 4,172      $ 37,421    $     221      $ 55,386

    Net income                                                   -           -           2,655           -          2,655

    Other comprehensive income (loss), net of tax:
       Unrealized gains (losses) on securities                   -           -             -            (9)          (9)

    Dividends paid                                               -           -           (760)           -          (760)

    Exercise of stock options                                    7          56             -             -           63

                                                           -----------   ---------   ---------    ---------    ----------
  MARCH 31, 1999                                            $ 13,579     $ 4,228     $  39,316    $     212     $  57,335
                                                           ===========   =========   =========    =========    ==========


  See Accompanying Notes to Condensed Consolidated Financial
  Statements(Unaudited)

                GREENE COUNTY BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                (In Thousands)


                                                                     MARCH 31,          MARCH 31,
                                                                       1999               1998
                                                                     ---------          ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES:
     Net Income                                                     $   2,655          $   2,510
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Provision for loan losses                                        794                337
         Provision for depreciation and amortization                      312                283
         Amortization of investment security premiums,
           net of accretion                                                87                 79
         Decrease in interest receivable                                  371                312
         Increase in unearned income                                    2,355                536
         (Increase) Decrease in other assets, net of intangibles       (1,267)               344
         (Decrease) in accrued interest payable and other              (1,403)              (713)
                                                                     ---------          ---------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                        3,904              3,688
                                                                     ---------          ---------
   CASH FLOWS FROM INVESTING ACTIVITIES:
     Net increase in investment securities,
       federal funds and other interest-earning deposits               (5,933)           (10,807)
     Net (increase) decrease in loans                                 (21,620)             8,270
     Improvements in other real estate owned and other, net              (239)               (58)
     Recoveries of loan losses                                            323                379
     Fixed asset additions                                               (907)              (356)
                                                                     ---------          ---------
           NET CASH USED BY INVESTING ACTIVITIES                      (28,376)            (2,572)
                                                                     ---------          ---------

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in demand deposits, NOW,
       money market and savings accounts                               46,452              2,565
     Cash dividends paid                                                 (760)              (677)
     Exercise of stock options                                             63                 20
     Decrease in federal funds purchased                               (4,800)                 0
     Increase in securities sold under agreements to
       repurchase                                                       3,272                 96
     Decrease in other borrowings, net                                (20,090)            (8,119)
                                                                     ---------          ---------
   NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                    24,137             (6,115)
                                                                     ---------          ---------
   NET INCREASE (DECREASE) IN CASH                                       (335)            (4,999)
                                                                     ---------          ---------
   CASH AT BEGINNING OF QUARTER                                        19,592             20,687
                                                                     ---------          ---------
   CASH AT END OF QUARTER                                           $  19,257          $  15,688
                                                                     =========          =========

   See Accompanying Notes to Condensed Consolidated Financial
   Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1-PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements of Greene County Bancshares, Inc. (the "Company") and its wholly owned subsidiary, Greene County Bank (the "Bank"), have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit and the results of operations for the interim period herein are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2-ALLOWANCE FOR LOAN LOSSES

Transactions in the Allowance for Loan Losses for the three months ended March 31, 1999 were as follows:

                                       In
                                    Thousands
                                  -------------

Balance, January 1, 1999          $  10,253

Add (Deduct):
  Charge-offs                         (607)
  Recoveries                           323
  Provisions                           794
                                  -------------
Balance, March 31, 1999           $  10,763
                                  =============


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

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three months ended March 31, 1999 and 1998:


                                                   THREE MONTHS ENDED MARCH 31,
                                   --------------------------------------------------------------
                                                1999                            1998
                                   ------------------------------    ----------------------------
                                                   (DOLLAR AMOUNTS IN THOUSANDS)
                                       INCOME          SHARES          INCOME         SHARES
                                    (NUMERATOR)     (DENOMINATOR)    (NUMERATOR)   (DENOMINATOR)

   BASIC EPS

   Income available to
        common shareholders            $2,655        1,357,861         $2,510        1,354,597

   EFFECT OF DILUTIVE SECURITIES
      Stock options outstanding          -             9,183              -            7,373
                                    -------------------------------------------------------------

   DILUTED EPS
   Income available to common
        shareholders plus assumed
        conversions                    $2,655        1,367,044         $2,510        1,361,970
                                    =============================================================

4-SEGMENT INFORMATION

The Company's principal business consists of operating through the Bank to attract deposits from the general public and invest those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial loans, commercial real estate loans, consumer loans and single-family mortgage loans. In addition, the Bank has four wholly-owned subsidiaries: a consumer finance business, a mortgage banking operation, a subprime automobile lending operation and a title insurance business. Collectively, these subsidiaries have sufficient revenue to constitute a separate segment of the business of the Company. These subsidiaries have been disclosed below in the "other" column, as they do not meet the quantitative threshold on an individual basis.

Intersegment revenues and expenses are accounted for as if they were received from or incurred to third parties at current market prices.

The reportable segments are strategic business units that offer different products and services. They are managed separately because each requires different marketing strategies.


   SEGMENT INFORMATION:
   -------------------

   THREE MONTHS ENDED MARCH 31, 1999                      BANK        OTHER        ELIMINATIONS       TOTAL
   ---------------------------------                  -----------  -----------   ----------------   ----------

   Interest income                                   $    11,479   $     2,965     $     (816)   $    13,628
   Interest expense                                        4,674           816           (816)         4,674
                                                      -----------   -----------     ----------     ----------
   NET INTEREST INCOME                               $     6,805   $     2,149    $         0    $     8,954
                                                      ===========   ===========     ==========     ==========
   Provision for loan losses                         $       300   $       494    $         0    $       794
   Noninterest income                                      1,410         3,427         (3,136)         1,701
   Noninterest expense                                     4,006         1,640            (46)         5,600
   Income tax expense                                      1,328           278              0          1,606
                                                      -----------   -----------     ----------     ----------
   SEGMENT NET INCOME                                $     2,581   $     3,164    $    (3,090)   $     2,655
                                                      ===========   ===========     ==========     ==========
   SEGMENT ASSETS                                    $   595,182   $   106,541    $  (107,692)   $   594,031
                                                      ===========   ===========     ==========     ==========



   THREE MONTHS ENDED MARCH 31, 1998                      BANK        OTHER        ELIMINATIONS       TOTAL
   ---------------------------------                  -----------  -----------   ----------------   ----------
   Interest income                                   $    10,532   $     2,713    $      (571)   $    12,674
   Interest expense                                        4,427           984           (571)         4,840

                                                      -----------   -----------     ----------     ----------
   NET INTEREST INCOME                               $     6,105   $     1,729    $         0    $     7,834
                                                      ===========   ===========     ==========     ==========

   Provision for loan losses                         $       150   $       187    $         0    $       337
   Noninterest income                                        927         2,852         (2,819)           960
   Noninterest expense                                     3,181         1,336            (93)         4,424
   Income tax expense                                      1,332           191              0          1,523
                                                      -----------   -----------     ----------     ----------

   SEGMENT NET INCOME                                $     2,369   $     2,867    $    (2,726)   $     2,510
                                                      ===========   ===========     ==========     ==========

   SEGMENT ASSETS                                    $   488,942   $   119,510    $   (78,013)   $   530,439
                                                      ===========   ===========     ==========     ==========

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

GENERAL

      Greene County Bancshares, Inc. (the "Company") is the bank holding company for Greene County Bank ("the Bank"), a Tennessee-chartered commercial bank that conducts the principal business of the Company. In addition to its commercial banking operations, the Bank conducts separate businesses through its four wholly-owned subsidiaries: Superior Financial Services, Inc. ("Superior Financial"), a consumer finance company; Superior Mortgage Company ("Superior Mortgage"), a mortgage banking company; GCB Acceptance Corporation ("GCB Acceptance"), a subprime automobile lending company; and Fairway Title Co., a title company formed in 1998.

LIQUIDITY AND CAPITAL RESOURCES

      LIQUIDITY. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company's primary source of liquidity is dividends paid by the Banks. Applicable Tennessee statutes and regulations impose restrictions on the amount of dividends that may be declared by the subsidiary Banks. Further, any dividend payments are subject to the continuing ability of each of the Banks to maintain their respective compliance with minimum federal regulatory capital requirements and to retain their characterization under federal regulations as "well-capitalized" institutions. In addition, the Company maintains a line of credit of $20 million with the Federal Home Loan Bank of Cincinnati and four federal funds lines of credit totaling $27.5 million at three correspondent banks.

      The Company's liquid assets include investment securities available for sale, federal funds sold and other interest-earning deposits, and cash and due from banks. These assets represented 14.5% of the total liquidity base at March 31, 1999, as compared to 14.0% at December 31, 1998. The liquidity base is generally defined to include deposits, securities sold under repurchase agreements and short-term borrowed funds and other borrowings.

      For the three months ended March 31, 1999, operating activities of the Company provided $3,904,000 of cash flows. Net income of $2,655,000, adjusted for non-cash operating activities, including $794,000 in provision for loan losses and amortization and depreciation of $399,000, provided the majority of the cash generated from operations.

      Investing activities, including lending, used $28,376,000 of the Company's cash flow during the three months ended March 31, 1999. The Company's increase in investment securities, federal funds sold and other interest-earning deposits used $5,933,000 in cash flows, while the net increase in loans originated net of principal collected used $21,620,000 in cash inflows.

      Financing activities provided $24,137,000 of the Company's cash flow during the three months ended March 31, 1999. Net deposit growth provided $46,452,000 in cash inflows, while the net decrease in other borrowings used $20,090,000 in cash flows. Cash dividends paid to shareholders used an additional $760,000 in cash flows.

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

      Shareholders' equity on March 31, 1999 was $57,335,000, an increase of $1,949,000 or 3.52%, from $55,386,000 on December 31, 1998. The increase in shareholders' equity reflects net income for the three months ended March 31, 1999 of $2,655,000 ($1.94 per share, assuming dilution) and proceeds from the exercise of stock options during the three months ended March 31, 1999 totaling $63,000. This increase was offset by quarterly dividend payments during the three months ended March 31, 1999 totaling $760,000 ($.56 per share) and the reduction in equity associated with the decrease in the value of securities available for sale of $9,000.

      Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of stockholders' equity, less goodwill). At March 31, 1999, the Company and the Banks each satisfied their respective minimum regulatory capital requirements, and each of the Banks was "well-capitalized" within the meaning of federal regulatory requirements.

==========================================================================
                        Capital Ratios at March 31, 1999
--------------------------------------------------------------------------
                                    Required
                                    Minimum       Company       Bank
                                     Ratio
--------------------------------------------------------------------------
   Tier 1 risk-based capital          4.00%         11.73%       11.98%
--------------------------------------------------------------------------
   Total risk-based capital           8.00%         12.99%       13.24%
--------------------------------------------------------------------------
        Leverage Ratio                4.00%          9.67%        9.90%
==========================================================================

CHANGES IN RESULTS OF OPERATIONS

      NET INCOME. Net income for the three months ended March 31, 1999 was $2,655,000, an increase of $145,000 or 5.8% as compared to net income of $2,510,000 for the same period in 1997. The increase resulted primarily from an increase in net interest income of $1,120,000, or 14.3%, to $8,954,000 for the three months ended March 31, 1999 from $7,834,000 for the same period in 1998. The increase in net interest income reflects the Company's continued growth in loan production for the three months ended March 31, 1999, as compared to the same period in 1998, through its expanding branch network, primarily through increases in commercial, commercial real estate and consumer loans. These increases were offset in part by the $1,176,000 or 26.6% increase in non-interest expense to $5,600,000 for the three months ended March 31, 1999 from $4,424,000 for the same period in 1998, attributable primarily to increasing compensation and occupancy and furniture and equipment expenses associated with the growth of the Company's branch network.

      NET INTEREST INCOME. The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of interest-earning assets and interest-bearing liabilities, which are affected in part by management's responses to changes in interest rates through asset/liability management. During the three months ended March 31, 1999, net interest income was $8,954,000 as compared to $7,834,000 for the same period in 1998, an increase of 14.3%. This increase was due primarily to an increase in volume of average interest-earning assets and further enhanced by decreasing rates paid on interest-bearing liabilities.

      PROVISION FOR LOAN LOSSES. During the three month period ended March 31, 1999, loan charge-offs were $607,000 and recoveries of charged-off loans were $323,000. The Company's provision for loan losses increased to $794,000 for the three months ended March 31, 1999, from $337,000 for the same period in 1998. This increase is primarily the result of increased loan volume in both the Bank and its subsidiaries, together with management's assessment of the heightened risk associated with loans at Superior Financial and GCB Acceptance, the Bank's consumer finance and subprime automobile lending subsidiaries, respectively. As a result, the Company's allowance for loan losses increased by $510,000 to $10,763,000 at March 31, 1999 from $10,253,000 at December 31, 1998. The ratio of the allowance for loan losses to nonperforming assets was 195.23% and 156.34% at March 31, 1999 and December 31, 1998, respectively, and the ratio of nonperforming assets to total assets was .93% and 1.15% at March 31, 1999 and December 31, 1998, respectively.

      NON-INTEREST INCOME. Income that is not related to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important supplement to the traditional method of earning income through interest rate spreads.

      Total non-interest income for the three months ended March 31, 1999 was $1,701,000 as compared to $960,000 for the same period in 1998, an increase of $741,000, or 77.2%. The largest component of non-interest income is service charges, commissions and fees, which totaled $1,372,000 for the three months ended March 31, 1999 as compared to $708,000 for the same period in 1998. This increase of 93.8% reflects management's continued focus on the generation of fee income through implementation of additional fees and increasing existing fees, as well as additional loan and other fees resulting from increased loan volume at the Company's finance and mortgage banking subsidiaries.

Other income for the three months ended March 31, 1999 was $329,000 as compared to $252,000 for the same period in 1998. The increase of $77,000, or 30.56%, is primarily attributable to additional earnings on the cash surrender value of certain Company-owned life insurance policies, as well as additional earnings recorded on the Company's minority investment in an insurance partnership.

            NON-INTEREST EXPENSE. Control of non-interest expense also is an important aspect in managing net income. Non-interest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total non-interest expense was $5,600,000 for the three months ended March 31, 1999 compared to $4,424,000 for the same period in 1998. Primarily as a result of this increase in non-interest expense, the Company's efficiency ratio was adversely affected, as the ratio increased from 50.31% at March 31, 1998 to 52.56% at March 31, 1999. The efficiency ratio illustrates how much it cost the Company to generate revenue; for example, it cost the Company 52.56 cents to generate one dollar of revenue for the three months ended March 31, 1999.

      Personnel costs are the primary element of the Company's non-interest expenses. For the three months ended March 31, 1999, salaries and benefits represented $3,145,000 or 56.4% of total noninterest expenses. This was an increase of $501,000 or 18.9% over the $2,644,000 for the three months ended March 31, 1998. At March 31, 1998, salaries and benefits represented 59.8% of total noninterest expenses. These increases were due to opening new branches and strengthening certain operational areas, which required increased staff at varying experience and compensation levels and increased employee benefit costs. Overall, the number of full-time equivalent employees at March 31, 1999 was 331 versus 272 at March 31, 1998, an increase of 21.7%.

      Occupancy and furniture and equipment expense also increased during the three months ended March 31, 1999 compared to the same period in 1998 as the Company increased its size to 35 branches at March 31, 1999 from 29 branches at March 31, 1998.

      Other expenses increased by $561,000, or 48.3%, from the three months ended March 31, 1999 to the same period in 1998. This increase is reflective of the Company's new branches, which required additional advertising, postage, telephone and other expenses, as well as increased expenses related to new programs for customer product delivery.

CHANGES IN FINANCIAL CONDITION

      Total assets at March 31, 1999 were $594.0 million, an increase of $25.8 million, or 4.5%, over 1998's year-end total assets of $568.2 million. The increase in assets was reflective of the increase in loans and federal funds sold, funded principally by an increase in deposits.

      At March 31, 1999, loans, net of unearned income and allowance for loan losses, were $485.4 million compared to $466.7 million at December 31, 1998, an increase of $18.7 million, or 4.0% from December 31, 1998. The increase in loans during the first quarter of 1999 is primarily due to an increase in commercial and commercial real estate loans generated primarily by the Company's increased emphasis on loan growth through implementation of a more competitive commercial loan rate structure and the hiring of a senior commercial lender from a regional bank. This lender brought new and significant seasoned lending relationships to the Company, as well as an experienced commercial lending staff.

      Non-performing loans include non-accrual and classified loans. The Company has a policy of placing loans 90 days delinquent in non-accrual status and charging them off at 120 days past due. Other loans past due that are well secured and in the process of collection continue to be carried on the Company's balance sheet. The Company has aggressive collection practices in which senior management is heavily involved. Nonaccrual loans decreased by $1,005,000 during the three month period ended March 31, 1999.

      The Company maintains an investment portfolio to provide liquidity and earnings. Investments at March 31, 1999 with an amortized cost of $26.7 million had a market value of $26.8 million. At year-end 1998, investments with an amortized cost of $30.2 million had a market value of $30.3 million. This decrease, resulting from normal maturing of securities, was principally used to fund part of the increase in loans.

      In planning for the funding of the additional loan demand, which developed during late 1998, and the first quarter of 1999, the Company became aggressive in soliciting deposits. As a result, deposits, which are the primary funding mechanism for the Company's assets, increased $46.4 million, or 10.1%, to $505.6 million at March 31, 1999 compared to $459.2 million at December 31, 1998. Most of this increase occurred in higher-costing certificate of deposits. As the increase in deposits exceeded the immediate amount needed for loan funding, the Company chose to reduce its borrowings from the Federal Home Loan Bank of Cincinnati and also eliminate its federal funds purchased. Accordingly, other borrowings declined by approximately $20.1 million and federal funds purchased decreased by $4.8 million. These borrowings were costing more than the earnings being generated from federal funds sold.

EFFECT OF NEW ACCOUNTING STANDARDS

      In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

      SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in the hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

      The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing or method of its adoption of SFAS No. 133. However, the statement could increase volatility in earnings and other comprehensive income.

      The FASB has issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." The statement requires that an entity engaged in mortgage banking activities classify any resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold these investments. The statement is effective for 1999 for the Company; however, management does not expect this pronouncement to have a significant impact on the Company's financial position.

YEAR 2000

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000 and thereafter. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, temporary inability to process transactions and/or invoices or engage in similar normal business activities.

      The Company has been actively involved in Year 2000 ("Y2K") issues and has assessed its state of readiness by evaluating its information technology ("IT") and non-IT systems. IT systems commonly include data processing, accounting, telephone/PBX systems, etc. Examples of non-IT systems are alarm systems, fax machines and other miscellaneous systems.

      With respect to its mission critical IT systems, the Company estimates that its Y2K identification, assessment, remediation and testing efforts are substantially complete. Test results have been reviewed by the Company's internal auditing coordinator in conjunction with financial industry consultants. During the remainder of 1999, further testing will be carried out in order to ensure that all systems are working properly. The Company has assessed its Y2K status in regard to non-IT systems and has determined that no material risk exists.

      The Company has also verbally communicated with its significant vendors in order to determine the extent to which interfaces with such entities are vulnerable to Y2K issues and whether the products and services purchased from such entities are Y2K compliant. The Company has received either verbal or written assurance from these vendors that they expect to address all their significant Y2K issues on a timely basis. Further, the Company has conducted telephonic Y2K evaluations with significant depositors and/or borrowers and has evaluated the responses as part of its Y2K assessments. With respect to significant depositors, the Company does not anticipate any material Y2K issues. The Company has assessed the results of its evaluation regarding significant borrowers and results are reflected in its allowance for loan losses for the quarter ended March 31, 1999. The Company also began in June 1998 incorporating the Y2K issue in its underwriting process as it relates to significant borrowers, and is communicating the Y2K issue to its checking account base via statement fliers. Further, the Company is conducting Y2K awareness seminars with its customer base beginning in January 1999.

      The Company believes that the cost of its Y2K identification, assessment, remediation and testing efforts will not exceed $200,000 in terms of incremental cash outflows. The Company has spent approximately $150,000 as of March 31, 1999 and expects to spend an additional $50,000 on such efforts. The source of these funds can be provided from cash flows from operations of the Company.

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

     If the Company has borrowers that experience Y2K cash flow problems, they will be dealt with in the same routine manner in which normal cash flow interruptions by borrowers are handled; however, the Company does not anticipate any material Y2K failure of borrowers due to the Company's ongoing review process. Any Y2K increases in cash demand will be funded by the Company's normal currency ordering procedures.

      The Company's Y2K coordinator will continue to review the status of the Company's Y2K readiness and report his findings to the Board of Directors.

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


Date: 5/10/99                       Greene County Bancshares, Inc.
      -------                       ------------------------------
                                                Registrant

Date: 5/10/99                        /s/
      -------                       ------------------------------
                                    R. Stan Puckett
                                    President and CEO
                                    (Duly authorized officer)

Date: 5/10/99                        /s/
      -------                       ------------------------------
                                    William F. Richmond
                                    Sr. Vice President and Chief
                                    Financial   Officer
                                    (Principal financial and
                                    accounting officer)