Form 10-Q
period 1999-06-30
GREENE COUNTY BANCSHARES INC
filed 1999-08-09
CIK 764402

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

For Quarter ended June 30, 1999                           Commission File Number
                                                                 0-14289

                         GREENE COUNTY BANCSHARES, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)

         Tennessee                               62-1222567
         ---------                               ----------
State or other jurisdiction of           (IRS Employer Identification
incorporated or organization)            Number)

Main & Depot Street
Greeneville, Tennessee                                37743
----------------------------------            -----------------------
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

                        Yes X      No

Indicate the number or shares outstanding of each of the Issuers classes of common stock as of the latest practicable date: 1,358,588.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Registrant and its wholly-owned subsidiary are as follows:

     Condensed  Consolidated  Balance  Sheets - June 30, 1999 and  December  31,
     1998.

     Condensed Consolidated Statements of Earnings - For the three and six months ended June 30, 1999 and 1998.

     Consolidated Statements of Comprehensive Income - For the three and six months ended June 30, 1999 and 1998.

     Condensed Consolidated Statement of Stockholders Equity - For the six months ended June 30, 1999.

     Condensed Consolidated Statements of Cash Flows - For the six months ended June 30, 1999 and 1998.

     Notes to Condensed Consolidated Financial Statements.

                         GREENE COUNTY BANCSHARES, INC.
                      Condensed Consolidated Balance Sheets
                       June 30, 1999 and December 31, 1998

                                                                       (Unaudited)
                                                                         June 30,       December 31,
                                                                           1999             1998*
                                                                           ----             -----
                                                                                (In Thousands)
                                                                        ----------------------------
                                     ASSETS
Cash and Due from Banks                                             $      20,262      $      19,592
Federal Funds Sold                                                         29,465             24,300
Securities available-for-sale                                              25,528             26,727
Securities held-to-maturity (with a market value of $3,430
  on June 30, 1999 and $3,620 on December 31, 1998).                        3,430              3,620

Loans                                                                     498,647            476,914
  Less: Allowance for Loan Losses                                          10,417             10,253
                                                                     ------------         ----------
  Net Loans                                                               488,230            466,661
                                                                     ------------         ----------
Bank Premises and Equipment, Net of
    Accumulated Depreciation                                               12,252             11,715

Other Assets                                                               17,839             15,565
                                                                     ------------      -------------
     Total Assets                                                    $    597,006      $     568,180
                                                                     ============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                             $    506,066      $     459,184
Federal Funds Purchased                                                         0              4,800
Securities Sold under Repurchase Agreements                                 5,308              2,416
Other Borrowings                                                           16,462             36,627
Other Liabilities                                                          10,302              9,767
                                                                     ------------      -------------
    Total Liabilities                                                     538,138            512,794
                                                                     ============      =============

                              SHAREHOLDERS' EQUITY

Common Stock,  par value  $10,  authorized  5,000,000  shares;
    issued  and outstanding 1,358,588 and 1,357,198 shares at
    June 30, 1999 and December 31, 1998, respectively                      13,586             13,572
Paid in Capital                                                             4,396              4,298
Retained Earnings                                                          40,843             37,421
Accumulated Other Comprehensive Income                                         43                 95
                                                                     ------------       ------------
    Total Shareholders' Equity                                             58,868             55,386
                                                                     ------------       ------------
    Total Liabilities & Stockholders' Equity                         $    597,006       $    568,180
                                                                     ============       ============

* Condensed from Audited Financial Statements.

See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
                   Condensed Consolidated Statements of Income
                Three and Six Months Ended June 30, 1999 and 1998
                                   (UNAUDITED)
                (Dollars in thousands except for per share data)

                                                                   Three Months Ended              Six Months Ended
                                                                        June 30,                         June 30,
                                                             ---------------------------      -------------------------------
                                                                1999                1998             1999             1998
                                                                ----                ----             ----             ----
    Interest Income:
      Interest and Fees on Loans                          $     12,799       $      11,733      $    25,819      $    23,710
      Interest on Investment Securities                            349                 557              758            1,178
      Interest on Federal Funds Sold and Other
        Interest-earning Deposits                                  462                 277              661              410
                                                          ------------        ------------      -----------      -----------
                         Total Interest Income                  13,610              12,567           27,238           25,298
                                                          ------------        ------------      -----------      -----------
    Interest Expense:
      Interest on Deposits                                       4,788               4,560            9,293            9,223
      Interest on Borrowings                                       220                 103              389              280
                                                          ------------        ------------      -----------      -----------
                         Total Interest Expense                  5,008               4,663            9,682            9,503
                                                          ------------        ------------      -----------      -----------
                         Net Interest Income                     8,602               7,904           17,556           15,795

    Provision for Loan Losses                                      756                 637            1,550              974
                                                          ------------        ------------      -----------      -----------
         Net Interest Income after
           Provision for Loan Losses                             7,846               7,267           16,006           14,821
                                                          ------------        ------------      -----------      -----------
    Noninterest Income:
      Service Charges, Commissions and Fees                      1,143                 959            2,515            1,605
      Other Income                                                 180                  86              509              343
                                                          ------------        ------------      -----------      -----------
                         Total Noninterest Income                1,323               1,045            3,024            1,948
                                                          ------------        ------------      -----------      -----------
    Noninterest Expense:
      Salaries and Benefits                                      3,357               2,594            6,502            5,238
      Occupancy and Furniture and Equipment Expense                975                 680            1,708            1,299
      Other Expenses                                             1,498               1,310            3,220            2,471
                                                          ------------        ------------      -----------      -----------
                         Total Noninterest Expenses              5,830               4,584           11,430            9,008
                                                          ------------        ------------      -----------      -----------
         Income Before Income Taxes                              3,339               3,728            7,600            7,761

    Income Taxes                                                 1,051               1,452            2,657            2,975
                                                          ------------        ------------      -----------      -----------
         Net Income                                       $      2,288        $      2,276      $     4,943      $     4,786
                                                          ------------        ------------      -----------      -----------
    Average Number of Shares, Assuming Dilution              1,368,339           1,363,101        1,368,309        1,362,566
                                                          ============        ============      ===========      ===========

    Per Share of Common Stock:
      Net Income, Basic                                          $1.68               $1.68            $3.64            $3.53
                                                          ============        ============      ===========      ===========
      Net Income, Assuming Dilution                              $1.67               $1.67            $3.61            $3.51
                                                          ============        ============      ===========      ===========
      Dividends                                                  $0.56               $0.50            $1.12            $1.00
                                                          ============        ============      ===========      ===========

See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
                 Consolidated Statements of Comprehensive Income
                Three and Six Months Ended June 30, 1999 and 1998
                                   (UNAUDITED)
                  (Dollars in thousands except per share data)

                                                          Three Months Ended                     Six Months Ended
                                                               June 30,                              June 30,
                                                       -----------------------------     -------------------------------
                                                              1999            1998              1999              1998
                                                              ----            ----              ----              ----

     Net Income                                        $     2,288       $     2,276      $      4,943       $     4,786

     Other Comprehensive Income (Loss), net of tax:
       Unrealized Gains (Losses) on Securities                 (43)               (4)              (52)              (17)
                                                        ----------       -----------      ------------       -----------
     Other Comprehensive Income (Loss)                         (43)               (4)              (52)              (17)
                                                        ----------       -----------      ------------        ----------
     Comprehensive Income                              $     2,245       $     2,272      $      4,891       $     4,769
                                                       ===========       ===========      ============       ===========
     Average Number of Shares, Assuming Dilution         1,368,339         1,363,101         1,368,309         1,362,566
                                                       ===========       ===========      ============       ===========
     Per Share of Common Stock:
       Comprehensive Income                                  $1.65             $1.68             $3.60             $3.52
                                                       ===========       ===========      ============       ===========
       Comprehensive Income, Assuming Dilution               $1.64             $1.67             $3.57             $3.50
                                                       ===========       ===========      ============       ===========
       Dividends                                             $0.56             $0.50             $1.12             $1.00
                                                       ===========       ===========      ============       ===========

See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
            Condensed Consolidated Statement of Shareholders' Equity
                     For the Six Months Ended June 30, 1999
                                   (UNAUDITED)
                                 (In Thousands)

                                                                                                 Accumulated
                                                                                                    Other
                                                            Common       Paid in    Retained    Comprehensive
                                                            Stock        Capital    Earnings       Income           Total
                                                            -----        -------    --------       ------           -----
     January 1, 1999                                      $ 13,572     $   4,298    $  37,421      $       95    $   55,386

       Net income                                                -             -        4,943               -         4,943

       Other comprehensive income (loss), net of tax:
          Unrealized gains (losses) on securities                -             -            -             (52)          (52)
          Tax benefit from exercise of nonincentive
            stock options                                        -             8            -               -             8

       Dividends paid                                            -             -       (1,521)              -        (1,521)

       Exercise of stock options                                14            90            -               -           104
                                                          --------     ---------    ---------      ----------    ----------
     June 30, 1999                                        $ 13,586     $   4,396    $  40,843      $       43    $   58,868
                                                          ========     =========    =========      ==========    ==========

See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
                      Consolidated Statement of Cash Flows
                 For the Six Months Ended June 30, 1999 and 1998
                                   (UNAUDITED)
                                 (In Thousands)

                                                                                   June 30,          June 30,
                                                                                    1999              1998
                                                                                    ----              ----
     Net Cash Provided By Operating Activities:
       Net Income                                                               $    4,943         $     4,786
       Adjustments to reconcile net income to
         net cash provided by operating activities:
           Provision for loan losses                                                 1,550                 974
           Provision for depreciation and amortization                                 653                 575
           Amortization of security premiums, net of accretion                         173                 165
           Loss on sale of fixed assets, net of gains                                  199                   0
           Decrease in interest receivable                                             416                 292
           (Increase) Decrease in other assets, net of intangibles                  (2,824)                867
           (Decrease) in accrued interest payable and other
              liabilities                                                           (1,033)             (2,257)
                                                                                ----------         -----------
                 Net cash provided by operating activities                           4,077               5,402
                                                                                ----------         -----------
     Cash Flows From Investing Activities:
       Net increase in securities, federal funds and
         other interest-earning deposits                                            (3,776)             (8,110)
       Net (increase) decrease in loans                                            (21,732)             13,057
       Improvements in other real estate owned and other, net                         (524)                (16)
       Recoveries of loan losses                                                       488               1,039
       Proceeds from sale of fixed assets                                              401                   0
       Fixed asset additions                                                        (1,656)               (979)
                                                                                ----------         -----------
                 Net cash (used) provided by investing activities                  (26,799)              4,991
                                                                                ----------         -----------
     Cash Flows From Financing Activities:
       Net increase (decrease) in deposits                                          46,882              (5,373)
       Cash dividends paid                                                          (1,521)             (1,355)
       Exercise of stock options                                                       104                  33
       Decrease in federal funds purchased                                          (4,800)                  0
       Increase in securities sold under repurchase agreements                       2,892               1,718
       Decrease in other borrowings, net                                           (20,165)             (8,190)
                                                                                ----------         -----------
                 Net cash provided (used) by financing activities                   23,392             (13,167)
                                                                                ----------         -----------
     Net Increase (Decrease) in Cash                                                   670              (2,774)
                                                                                ----------         -----------
     Cash at beginning of year                                                      19,592              20,687
                                                                                ----------         -----------
     Cash at end of period                                                      $   20,262         $    17,913
                                                                                ==========         ===========

See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1-PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements of Greene County Bancshares, Inc. (the "Company") and its wholly owned subsidiary, Greene County Bank (the "Bank"), have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit and the results of operations for the interim periods herein are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2-ALLOWANCE FOR LOAN LOSSES

Transactions in the Allowance for Loan Losses for the six months ended June 30, 1999 were as follows:

                                                In
                                             Thousands
                                             ---------

Balance, January 1, 1999                   $    10,253

Add (Deduct):
    Charge-offs                                 (1,874)
    Recoveries                                     488
    Provisions                                   1,550
                                           -----------
Balance, June 30, 1999                     $    10,417
                                           ===========

3-NET INCOME PER SHARE OF COMMON STOCK

Basic net income per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share of common stock is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Stock options are regarded as common stock equivalents. Common stock equivalents are computed using the treasury stock method.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and six months ended June 30, 1999 and 1998:

                                                                       Three Months Ended June 30,
                                         -------------------------------------------------------------------------------------------
                                                            1999                                            1998
                                         --------------------------------------------     ------------------------------------------
                                                                       (dollar amounts in thousands)
                                                Income                 Shares                   Income                Shares
                                              (Numerator)           (Denominator)            (Numerator)          (Denominator)
    Basic EPS
    Income available to
      common shareholders                       $2,288                1,358,110                 $2,276              1,355,019

    Effect of Dilutive Securities
    Stock options outstanding                        -                   10,229                      -                  8,082
                                         -------------------------------------------------------------------------------------------

    Diluted EPS
    Income available to common
      shareholders plus assumed
      conversions                               $2,288                1,368,339                 $2,276              1,363,101
                                         ===========================================================================================

                                                                         Six Months Ended June 30,
                                         -------------------------------------------------------------------------------------------
                                                            1999                                            1998
                                         --------------------------------------------     ------------------------------------------
                                                                       (dollar amounts in thousands)
                                                Income                 Shares                   Income                Shares
                                              (Numerator)           (Denominator)            (Numerator)          (Denominator)
    Basic EPS
    Income available to
      common shareholders                       $4,943                1,357,986                 $4,786              1,354,809

    Effect of Dilutive Securities
    Stock options outstanding                        -                   10,323                      -                  7,757
                                         -------------------------------------------------------------------------------------------
    Diluted EPS
    Income available to common
      shareholders plus assumed
      conversions                               $4,943                1,368,309                 $4,786              1,362,566
                                         ===========================================================================================

4-SEGMENT INFORMATION

The Bank's principal business consists of attracting deposits from the general public and investing those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial loans, commercial real estate loans, consumer loans and single-family mortgage loans. The Bank has four wholly-owned subsidiaries: a consumer finance business, a mortgage banking operation, a subprime automobile lending operation and a title insurance business. Collectively, these subsidiaries have sufficient revenue to constitute a separate segment of the business of the Company. These subsidiaries have been disclosed below in the "other" column, as they do not meet the quantitative threshold on an individual basis.

Intersegment revenues and expenses are accounted for as if they were received from or incurred to third parties at current market prices.

The reportable segments are strategic business units that offer different products and services. They are managed separately because each requires different marketing strategies.

Segment Information:

Three Months Ended June 30, 1999      Bank            Other        Eliminations        Total
                                  -------------    -------------   -------------    -------------
Interest income                 $       11,751   $        2,754  $        (895)   $       13,610
Interest expense                         4,959              944           (895)            5,008
                                  -------------    -------------   -------------    -------------
Net Interest income             $        6,792   $        1,810  $           0    $        8,602
                                  =============    =============   =============    =============

Provision for loan losses       $          300   $          456  $           0    $          756
Noninterest income                       1,246              395           (318)            1,323
Noninterest expense                      4,363            1,541            (74)            5,830
Income tax expense                         966               85              0             1,051
                                  -------------    -------------   -------------    -------------
Segment net income              $        2,409   $          123  $        (244)   $        2,288
                                  =============    =============   =============    =============
Segment assets                  $      596,868   $      109,833  $    (109,695)   $      597,006
                                  =============    =============   =============    =============


Three Months Ended June 30, 1998      Bank            Other        Eliminations        Total
                                  -------------    -------------   -------------    -------------

Interest income                 $       10,527   $        2,705  $        (665)   $       12,567
Interest expense                         4,195            1,133           (665)            4,663
                                  -------------    -------------   -------------    -------------
Net Interest income             $        6,332   $        1,572  $           0    $        7,904
                                  =============    =============   =============    =============

Provision for loan losses       $         (39)   $          676  $           0    $          637
Noninterest income                         662              443            (60)            1,045
Noninterest expense                      3,209            1,474            (99)            4,584
Income tax expense                       1,496             (44)              0             1,452
                                  -------------    -------------   -------------    -------------
Segment net income              $        2,328   $         (91)  $           39   $        2,276
                                  =============    =============   =============    =============
Segment assets                  $      484,724   $      127,150  $     (86,272)   $      525,602
                                  =============    =============   =============    =============


Six Months Ended June 30, 1999        Bank            Other        Eliminations        Total
                                  -------------    -------------   -------------    -------------

Interest income                 $       23,230   $        5,719  $      (1,711)   $       27,238
Interest expense                         9,633            1,760         (1,711)            9,682
                                  -------------    -------------   -------------    -------------
Net Interest income             $       13,597   $        3,959  $           0    $       17,556
                                  =============    =============   =============    =============

Provision for loan losses       $          600   $          950  $           0    $        1,550
Noninterest income                       2,656            1,242           (874)            3,024
Noninterest expense                      8,369            3,181           (120)           11,430
Income tax expense                       2,294              363              0             2,657
                                  -------------    -------------   -------------    -------------
Segment net income              $        4,990   $          707  $        (754)   $        4,943
                                  =============    =============   =============    =============
Segment assets                  $      596,868   $      109,833  $    (109,695)   $      597,006
                                  =============    =============   =============    =============


Six Months Ended June 30, 1998        Bank            Other        Eliminations        Total
                                  -------------    -------------   -------------    -------------

Interest income                 $       21,059   $        5,475  $      (1,236)   $       25,298
Interest expense                         8,622            2,117         (1,236)            9,503
                                  -------------    -------------   -------------    -------------
Net Interest income             $       12,437   $        3,358  $           0    $       15,795
                                  =============    =============   =============    =============

Provision for loan losses       $          111   $          863  $           0    $          974
Noninterest income                       1,589              756           (397)            1,948
Noninterest expense                      6,390            2,810           (192)            9,008
Income tax expense                       2,828              147              0             2,975
                                  -------------    -------------   -------------    -------------
Segment net income              $        4,697   $          294  $        (205)   $        4,786
                                  =============    =============   =============    =============
Segment assets                  $      484,724   $      127,150  $     (86,272)   $      525,602
                                  =============    =============   =============    =============

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

GENERAL

         Greene County Bancshares, Inc. (the "Company") is the bank holding company for Greene County Bank (the "Bank"), a Tennessee-chartered commercial bank that conducts the principal business of the Company. In addition to its commercial banking operations, the Bank conducts separate businesses through its four wholly-owned subsidiaries: Superior Financial Services, Inc. ("Superior Financial"), a consumer finance company; Superior Mortgage Company ("Superior Mortgage"), a mortgage banking company; GCB Acceptance Corporation ("GCB Acceptance"), a subprime automobile lending company; and Fairway Title Co., a title company formed in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company's primary source of liquidity is dividends paid by the Bank. Applicable Tennessee statutes and regulations impose restrictions on the amount of dividends that may be declared by the subsidiary Bank. Further, any dividend payments are subject to the continuing ability of the Bank to maintain its compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a "well-capitalized" institution. In addition, the Company maintains a line of credit of $20 million with the Federal Home Loan Bank of Cincinnati and five federal funds lines of credit totaling $37.5 million at five correspondent banks.

         The Company's liquid assets include investment securities, federal funds sold and other interest-earning deposits, and cash and due from banks. Including securities pledged to collateralize municipal deposits, these assets represented 14.26% of the total liquidity base at June 30, 1999, as compared to 14.0% at December 31, 1998. The liquidity base is generally defined to include deposits, securities sold under repurchase agreements and short-term borrowed funds and other borrowings.

         For the six months ended June 30, 1999, operating activities of the Company provided $4,077,000 of cash flows. Net income of $4,943,000, adjusted for non-cash operating activities, including $1,550,000 in provision for loan losses and amortization and depreciation of $653,000, provided the majority of the cash generated from operations. The principle offset to these cash inflows was the decrease in other assets, net of intangibles, in the amount of $2,824,000.

         Investing activities, including lending, used $26,799,000 of the Company's cash flow during the six months ended June 30, 1999. The Company's increase in investment securities and federal funds sold and other interest-earning deposits used $3,776,000 in cash flows, while the net increase in loans originated net of principal collected used $21,732,000 in cash flows.

         Financing activities provided $23,392,000 of the Company's cash flow during the six months ended June 30, 1999. Net deposit growth provided $46,882,000 in cash inflows, while the net decrease in other borrowings used
$20,165,000 in cash flows. Cash dividends paid to shareholders used an additional $1,521,000 in cash flows.

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

         Shareholders' equity on June 30, 1999 was $58,868,000, an increase of $3,482,000 or 6.29%, from $55,386,000 on December 31, 1998. The increase in shareholders' equity reflects net income for the six months ended June 30, 1999 of $4,943,000 ($3.61 per share, assuming dilution), and proceeds from the exercise of stock options during the six months ended June 30, 1999 totaling $104,000. This increase was offset by quarterly dividend payments during the six months ended June 30, 1999 totaling $1,521,000 ($1.12 per share) and the reduction in equity associated with the decrease in the value of securities available for sale of $52,000.

         Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets.

The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. At June 30, 1999, the Company and the Bank each satisfied their respective minimum regulatory capital requirements, and the Bank was "well-capitalized" within the meaning of federal regulatory requirements.

================================================================================
                         Capital Ratios at June 30, 1999
--------------------------------------------------------------------------------
                                      Required
                                      Minimum    Company       Bank
                                       Ratio
--------------------------------------------------------------------------------
 Tier 1 risk-based capital             4.00%     12.23%       12.48%
--------------------------------------------------------------------------------
  Total risk-based capital             8.00%     13.49%       13.74%
--------------------------------------------------------------------------------
       Leverage Ratio                  4.00%      9.45%        9.67%
================================================================================

CHANGES IN RESULTS OF OPERATIONS

         NET INCOME. Net income for the three and six months ended June 30, 1999 was $2,288,000 and $4,943,000, respectively, an increase of $12,000, or .5% and $157,000, or 3.3%, as compared to net income of $2,276,000 and $4,786,000, respectively, for the same periods in 1998.

         The increase for the three months ended June 30, 1999 resulted primarily from an increase in net interest income of $698,000, or 8.8%, to $8,602,000 for the three months ended June 30, 1999 from $7,904,000 for the same period in 1998. The increase in net interest income reflects the Company's continued growth in average loan balances for the three months ended June 30, 1999, as compared to the same period in 1998, through its expanding branch network, primarily through increases in commercial and commercial real estate loans. These increases were offset in part by the $1,246,000 or 27.2% increase in non-interest expense to $5,830,000 for the three months ended June 30, 1999 from $4,584,000 for the same period in 1998, attributable primarily to increasing compensation and occupancy and furniture and equipment expenses associated with the growth of the Company's branch network.

         The increase for the six months ended June 30, 1999 resulted primarily from an increase in net interest income of $1,761,000, or 11.1%, to $17,556,000 for the six months ended June 30, 1999 from $15,795,000 for the same period in 1998. This increase reflects the same basic trends in existence during the three months ended June 30, 1999. These increases were offset in part by the $2,422,000, or 26.9%, increase in non-interest expense to $11,430,000 for the six months ended June 30, 1999 from $9,008,000 for the same period in 1998, again primarily attributable to increasing compensation, occupancy and furniture and equipment expense and other expenses associated with the growth of the Company's branch network.

         NET INTEREST INCOME. The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors that affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected in part by management's responses to changes in interest rates through asset/liability management. During the three and six months ended June 30, 1999, net interest income was $8,602,000 and $17,556,000, respectively, as compared to $7,904,000 and $15,795,000 for the same periods in 1998, representing increases of 8.8% and 11.1%, respectively. With respect to the three months and six months ended June 30, 1999, this increase was due primarily to an increase in volume of average interest-earning assets and further enhanced by decreasing rates paid on interest-bearing liabilities.

         PROVISION FOR LOAN LOSSES. During the three and six month periods ended June 30, 1999, loan charge-offs were $1,267,000 and $1,874,000, and recoveries of charged-off loans were $165,000 and $488,000, respectively. The Company's provision for loan losses increased to $756,000 and $1,550,000 for the three and six month periods ended June 30, 1999, respectively, from $637,000 and $974,000 for the respective periods in 1998. This increase is primarily the result of increased loan volume in both the Bank and its subsidiaries, together with management's assessment of the heightened risk associated with loans at Superior Financial and GCB Acceptance, the Bank's consumer finance and subprime automobile lending subsidiaries, respectively. As a result, the Company's allowance for loan losses increased by $164,000 to $10,417,000 at June 30, 1999 from $10,253,000 at December 31, 1998. The ratio of the allowance for loan losses to nonperforming assets was 150.6% and 156.34% at June 30, 1999 and December 31, 1998, respectively, and the ratio of nonperforming assets to total assets was 1.16% and 1.15% at June 30, 1999 and December 31, 1998, respectively.

         NON-INTEREST INCOME. Income that is not related to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important supplement to the traditional method of earning income through interest rate spreads.

         Total non-interest income for the three and six-month periods ended June 30, 1999 was $1,323,000 and $3,024,000, respectively, as compared to $1,045,000 and $1,948,000 for the same periods in 1998. The largest component of non-interest income is service charges, commissions and fees, which totaled $1,143,000 and $2,515,000, respectively, for the three and six month periods ended June 30, 1999, as compared to $959,000 and $1,605,000, respectively, for the same periods in 1998. The $184,000, or 19.2%, increase for the three months ended June 30, 1999 compared to the same period in 1998 is reflective principally of management's continued focus on the generation of fee income through implementation of additional fees and increasing existing fees, especially additional loan and other fees resulting from increased loan volume at the Company's finance and mortgage banking subsidiaries. Service charges, commissions and fees for the six months ended June 30, 1999 increased $910,000, or 56.7%, from the same period in 1998, primarily for the same reasons discussed above relative to the three months ended June 30, 1999.

         Other income for the three and six month periods ended June 30, 1999 was $180,000 and

$509,000, respectively, as compared to $86,000 and $343,000 for the same periods in 1998. These increases totaled $94,000, or 109.3%, and $166,000, or 48.4%, for three and six month periods ended June 30, 1999, respectively. The increases for the three months period are primarily attributable to additional earnings on the cash surrender value of certain Company-owned life insurance policies. The increase for the six months period is also primarily attributable to additional earnings on the cash surrender value of certain Company-owned life insurance policies, as well as additional earnings recorded on the Company's minority investment in an insurance partnership.

         NON-INTEREST  EXPENSE.  Control  of  non-interest  expense  also  is an important aspect in managing net income. Non-interest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total non-interest expense increased to $5,830,000 and $11,430,000 for the three and six-month periods ended June 30, 1999, respectively, as compared to $4,584,000 and $9,008,000 for the same periods in 1998. These increases totaled $1,246,000, or 27.2%, and $2,422,000, or 26.9%, for the three and six month periods ended June 30, 1999, respectively. Primarily as a result of this increase in non-interest expense, the Company's efficiency ratio was adversely affected, as the ratio increased from 50.77% at June 30, 1998 to 55.54% at June 30, 1999. The efficiency ratio illustrates how much it costs the Company to generate revenue; for example, it cost the Company 55.54 cents to generate one dollar of revenue for the six months ended June 30, 1999.

         Personnel costs are the primary element of the Company's non-interest expenses. For the three and six month periods ended June 30, 1999, salaries and benefits represented $3,357,000, or 57.6%, and $6,502,000, or 56.9%, of total noninterest expenses, respectively. This was an increase of $763,000, or 29.4%, and $1,264,000, or 24.1%, over the $2,594,000 and $5,238,000 for the respective three and six month periods ended June 30, 1998. For the six months ended June 30, 1998, salaries and benefits represented 58.1% of total noninterest expenses. These increases were due to opening new branches and expanding certain operational areas, which required increased staff at varying experience and compensation levels and increased employee benefit costs. Overall, the number of full-time equivalent employees at June 30, 1999 was 341 versus 272 at June 30, 1998, an increase of 25.4%.

         Occupancy and furniture and equipment expense also increased during the three and six month periods ended June 30, 1999 compared to the same periods in 1998 as the Company increased its size to 38 branches at June 30, 1999, from 30 branches at June 30, 1998.

         Other expenses for the three and six month periods ended June 30, 1999 were $1,498,000 and $3,220,000, increases of $188,000, or 14.4%, and $749,000, or 30.3%, respectively, from the same periods in 1998. These increases are reflective of the Company's new branches which required additional advertising, postage, telephone and other expenses, as well as increased expenses related to new programs for customer product delivery.

CHANGES IN FINANCIAL CONDITION

         Total assets at June 30, 1999 were $597.0 million, an increase of $28.8 million, or 5.1%, from 1998's year-end total assets of $568.2 million. The increase in assets was reflective of the increase in loans and federal funds sold, funded principally by an increase in deposits.

         At June 30, 1999, loans, net of unearned income and allowance for loan losses, were $488.2 million compared to $466.7 million at December 31, 1998, an increase of $21.5 million, or 4.6%, from December 31, 1998. The increase in loans during the first half of 1999 is primarily due to an increase in commercial and commercial real estate loans generated primarily by the Company's increased emphasis on loan growth through implementation of a more competitive commercial loan rate structure and the hiring of a senior commercial lender from a regional bank. This lender brought new and significant seasoned lending relationships to the Company, as well as an experienced commercial lending staff.

         Non-performing loans include non-accrual and classified loans. The Company has a policy of placing loans 90 days delinquent in non-accrual status and charging them off at 120 days past due. Other loans past due that are well secured and in the process of collection continue to be carried on the Company's balance sheet. The Company has aggressive collection practices in which senior management is heavily involved. Nonaccrual loans decreased by $574,000, or 13.8%, during the six months ended June 30, 1999, as compared to December 31, 1998.

         The Company maintains a securities portfolio to provide liquidity and earnings. Securities at June 30, 1999 had an amortized cost of $28.9 million and a market value of $29.0 million. At year-end 1998, investments with an amortized cost of $30.2 million had a market value of $30.3 million. This decrease, resulting from normal maturing of securities, was principally used to fund part of the increase in loans.

         In planning for the funding of the additional loan demand, which developed during late 1998 and the first half of 1999, the Company became aggressive in soliciting deposits. As a result, deposits, which are the primary funding mechanism for the Company's assets, increased $46.9 million, or 10.2%, to $506.1 million at June 30, 1999 compared to $459.2 million at December 31, 1998. Most of the increase occurred in higher-costing certificate of deposits. As the increase in deposits exceeded the immediate amount needed for the loan funding, the Company chose to reduce its borrowings from the Federal Home Loan Bank of Cincinnati and also eliminate its federal funds purchased. Accordingly, other borrowings declined by approximately $20.2 million and federal funds purchased decreased by $4.8 million. These borrowings were costing more than the earnings being generated from federal funds sold.

EFFECT OF NEW ACCOUNTING STANDARDS

         In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of the transactions that receive hedge accounting.

         SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and
(b) certain derivative instruments embedded in the hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

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

         The Company has also verbally communicated with its significant vendors in order to determine the extent to which interfaces with such entities are vulnerable to Y2K issues and whether the products and services purchased from such entities are Y2K compliant. The Company has received either verbal or written assurance from these vendors that they expect to address all their significant Y2K issues on a timely basis. Further, the Company has conducted telephonic Y2K evaluations with significant depositors and/or borrowers and has evaluated the responses as part of its Y2K assessments. With respect to significant depositors, the Company does not anticipate any material Y2K issues. The Company has assessed the results of its evaluation regarding significant borrowers and results are reflected in its allowance for loan losses for the quarter ended June 30, 1999. The Company also began in June 1998 incorporating the Y2K issue in its underwriting process as it relates to significant borrowers, and is communicating the Y2K issue to its checking account base via statement fliers. Further, the Company began conducting Y2K awareness seminars with its customer base in January 1999.

         The Company believes that the cost of its Y2K identification, assessment, remediation and testing efforts will not exceed $250,000 in terms of incremental cash outflows. The Company spent approximately $175,000 as of June 30, 1999 and expects to spend an additional $75,000 on such efforts. The source of these funds will be provided from cash flows from operations of the Company.

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

         During the second half of 1999, the Company will focus its Y2K efforts on contingency planning and customer/community awareness. The Company has developed a Y2K contingency plan, which has been approved by the Board of Directors and reviewed by federal banking regulators. The contingency plan represents the process anticipated to ensure continued delivery of the Company's core business processes in the event of a Y2K-related system failure. The plan will be tested during the third and fourth quarters of 1999.

         The Company will continue its efforts to inform its employees, customers and communities about Y2K issues. The Company will utilize statement stuffers, lobby brochures and posters, radio and print advertising, training videos, seminars and other appropriate media to communicate its Y2K readiness and to minimize unfounded public concern.

         If the Company has borrowers that experience Y2K cash flow problems, they will be dealt with in the same routine manner in which normal cash flow interruptions by borrowers are handled; however, the Company does not anticipate any material Y2K failure of borrowers due to the Company's ongoing review process. Any Y2K increases in cash demand will be funded by the Company's normal currency ordering process.

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

                 None.

Item 3.          Defaults upon Senior Securities

                 None.

Item 4.          Submission of Matters to a Vote of Security Holders

                 (a) The 1998 Annual Meeting of Shareholders of the Company was held on April 28, 1999.

                 (b)  Not applicable.

                 (c) The following proposal was considered by shareholders at the Annual Meeting:

                  Proposal  1-Election of Directors
                  ---------------------------------
                  The following directors were re-elected:

                                                        Votes
                                             -----------------------------
                                             For       Against     Abstain
                                             ---       -------     -------

                  J.W. Douthat             993,347         0           990
                  Jerald Jaynes            955,283         0        39,054

                  Directors in Proposal 1 above were elected to terms which expire in 2002.

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)Exhibits

                  Exhibit 27 Financial Data Schedule (for SEC use only)

                  (b)Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 8/9/99                  Greene County Bancshares, Inc.
                              ------------------------------
                                      Registrant

Date: 8/9/99                  /s/
                              ------------------------------
                              R. Stan Puckett
                              President and CEO
                              (Duly authorized officer)

Date: 8/9/99                  /s/
                              ------------------------------
                              William F. Richmond
                              Sr. Vice President and Chief Financial Officer
                              (Principal financial and accounting officer)