Form 10-Q
period 1999-09-30
GREENE COUNTY BANCSHARES INC
filed 1999-11-09
CIK 764402

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

For Quarter ended September 30, 1999                    Commission File Number
                                                               0-14289

                         GREENE COUNTY BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Tennessee                                         62-1222567
------------------------------                     ----------------------------
State or other jurisdiction of                     (IRS Employer Identification
incorporated or organization)                                 Number)

Main & Depot Street

Greeneville, Tennessee                                     37743
----------------------------------          ------------------------------------
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

     Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998.

     Condensed Consolidated Statements of Earnings - For the three and nine months ended September 30, 1999 and 1998.

     Condensed Consolidated Statements of Comprehensive Income - For the three and nine months ended September 30, 1999 and 1998.

     Condensed Consolidated Statement of Shareholders Equity - For the nine months ended September 30, 1999.

     Condensed Consolidated Statements of Cash Flows - For the nine months ended September 30, 1999 and 1998.

     Notes to Condensed Consolidated Financial Statements.

                         GREENE COUNTY BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                                              (UNAUDITED)
                                                                              SEPTEMBER 30,           DECEMBER 31,
                                                                                   1999                   1998*
                                                                          --------------------   ---------------------
                                                                                          (IN THOUSANDS)
                                                                          --------------------------------------------
                                     ASSETS
                                     ------
Cash and Due from Banks                                               $       16,401              $      19,592
Federal Funds Sold                                                             4,140                     24,300
Securities available-for-sale                                                 24,987                     26,727
Securities held-to-maturity (with a market value of $3,279
  on September 30, 1999 and $3,620 on December 31, 1998).                      3,279                      3,620
Loans                                                                        524,327                    476,914
  Less: Allowance for Loan Losses                                             10,534                     10,253
                                                                       --------------              -------------
  NET LOANS                                                                  513,793                    466,661
                                                                       --------------              -------------
Bank Premises and Equipment, Net of
    Accumulated Depreciation                                                  14,802                     11,715
Other Assets                                                                  19,428                     15,565
                                                                       --------------              -------------
     TOTAL ASSETS                                                     $      596,830              $     568,180
                                                                       ==============              =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Deposits                                                              $      488,562              $     459,184
Federal Funds Purchased                                                            0                      4,800
Securities Sold under Repurchase Agreements                                    5,683                      2,416
Other Borrowings                                                              31,386                     36,627
Other Liabilities                                                             10,712                      9,767
                                                                       --------------              -------------
    TOTAL LIABILITIES                                                        536,343                    512,794
                                                                       --------------              -------------
                              SHAREHOLDERS' EQUITY
                              --------------------

Common Stock,  par value  $10,  authorized  5,000,000  shares;
    issued  and outstanding 1,358,588 and 1,357,198 shares at
    September 30, 1999 and December 31, 1998, respectively                    13,586                     13,572
Paid in Capital                                                                4,396                      4,298
Retained Earnings                                                             42,495                     37,421
Accumulated Other Comprehensive Income                                            10                         95
                                                                       --------------              -------------
    TOTAL SHAREHOLDERS' EQUITY                                                60,487                     55,386
                                                                       --------------              -------------
    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                          $      596,830              $     568,180
                                                                       ==============              =============

* Condensed from Audited Financial Statements.
See accompanying notes to Condensed Consolidated Financial Statements
(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                       THREE MONTHS ENDED                       NINE MONTHS ENDED
                                          SEPTEMBER 30,                           SEPTEMBER 30,
                              ----------------------------------      -------------------------------------
                                   1999               1998                 1999                  1998
                              ---------------     --------------      ---------------       ---------------
INTEREST INCOME:
---------------
Interest and Fees on Loans    $        13,162      $      11,933     $         38,981      $         35,644
Interest on Investment
  Securities                              431                527                1,189                 1,705
Interest on Federal Funds
  Sold and Other Interest-
  earning Deposits                        172                337                  833                   747
                              ---------------     --------------      ---------------       ---------------
    TOTAL INTEREST INCOME              13,765             12,797               41,003                38,096
                              ---------------     --------------      ---------------       ---------------
INTEREST EXPENSE:
----------------
Interest on Deposits                   4,529               4,417               13,822                13,640
Interest on Borrowings                   256                 100                  645                   380
                              ---------------     --------------      ---------------       ---------------
   TOTAL INTEREST EXPENSE              4,785               4,517               14,467                14,020
                              ---------------     --------------      ---------------       ---------------
   NET INTEREST INCOME                 8,980               8,280               26,536                24,076

Provision for Loan Losses                297                 496                1,847                 1,470
                              ---------------     --------------      ---------------       ---------------
   NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES          8,683               7,784               24,689                22,606
                              ---------------     --------------      ---------------       ---------------

NONINTEREST INCOME:
------------------
Service Charges,
  Commissions and Fees                 1,521                 955                4,036                 2,581
Other Income                             145                 140                  654                   461
                              ---------------     --------------      ---------------       ---------------
  TOTAL NONINTEREST INCOME             1,666               1,095                4,690                 3,042
                              ---------------     --------------      ---------------       ---------------

NONINTEREST EXPENSE:
-------------------
Salaries and Benefits                  3,638               2,714               10,140                 7,952
Occupancy and Furniture
  and Equipment Expense                  858                 645                2,566                 1,944
Other Expenses                         1,872               1,570                5,092                 4,041
                              ---------------     --------------      ---------------       ---------------
  TOTAL NONINTEREST EXPENSE            6,368               4,929               17,798                13,937
                              ---------------     --------------      ---------------       ---------------

INCOME BEFORE INCOME TAXES             3,981               3,950               11,581                11,711

Income Taxes                           1,568               1,524                4,225                 4,499
                              ---------------     --------------      ---------------       ---------------
  NET INCOME                  $        2,413      $        2,426      $         7,356       $         7,212
                              ===============     ==============      ===============       ===============

PER SHARE OF COMMON STOCK:
-------------------------
Net Income, Basic                      $1.78               $1.79                $5.42                 $5.32
                                      ======              ======               ======                 =====
Net Income, Assuming Dilution          $1.76               $1.78                $5.37                 $5.29
                                      ======              ======               ======                 =====
Dividends                              $0.56               $0.50                $1.68                 $1.50
                                      ======              ======               ======                 =====

See  accompanying   notes  to  Condensed   Consolidated   Financial   Statements
(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                     ---------------------------      --------------------------
                                                        1999            1998             1999            1998
                                                     ----------     ------------      ----------      ----------


Net Income                                        $      2,413      $      2,426      $    7,356      $    7,212

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
  Unrealized Gains (Losses) on Securities                  (33)                8             (85)             (9)
                                                  ------------      ------------      ----------      ----------
OTHER COMPREHENSIVE INCOME (LOSS)                          (33)                8             (85)             (9)
                                                  ------------      ------------      ----------      ----------
COMPREHENSIVE INCOME                              $      2,380      $      2,434      $    7,271      $    7,203
                                                  ============      ============      ==========      ==========

See  accompanying   notes  to  Condensed   Consolidated   Financial   Statements
(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            ACCUMULATED
                                                                                               OTHER
                                                      COMMON        PAID IN     RETAINED   COMPREHENSIVE
                                                      STOCK         CAPITAL     EARNINGS       INCOME      TOTAL
                                                      -----         -------     --------       ------      -----


JANUARY 1, 1999                                    $    13,572    $    4,298   $   37,421   $     95    $   55,386
  Net income                                                 -             -        7,356          -         7,356
  Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) on securities                 -             -            -        (85)          (85)
  Tax benefit from exercise of nonincentive
       stock options                                         -             8            -          -             8
  Dividends paid                                             -             -       (2,282)         -        (2,282)
  Exercise of stock options                                 14            90            -          -           104
                                                    ----------     ---------    ---------    -------     ---------
SEPTEMBER 30, 1999                                 $    13,586    $    4,396   $   42,495   $     10    $   60,487
                                                    ==========     =========    =========    =======     =========


See  accompanying   notes  to  Condensed   Consolidated   Financial   Statements
(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                                 (In Thousands)

                                                                         SEPTEMBER 30,      SEPTEMBER 30,
                                                                             1999               1998
                                                                       ----------------    --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Net Income                                                           $       7,356       $      7,212
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Provision for loan losses                                                1,847              1,470
      Provision for depreciation and amortization                                798                657
      Amortization of security premiums, net of accretion                        228                234
      Loss on sale of fixed assets, net of gains                                 199                  0
      Decrease in interest receivable                                            123                395
      (Increase) decrease in other assets, net of intangibles                 (4,187)               158
      (Decrease) in accrued interest payable and other liabilities            (1,426)            (1,688)
                                                                        ------------        -----------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                         4,938              8,438
                                                                        ------------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in securities and other interest-earning deposits               2,081              9,183
  Net (increase) decrease in loans                                           (47,413)            11,904
  Improvements in other real estate owned and other, net                      (1,008)              (681)
  Recoveries of loan losses                                                      786              1,261
  Proceeds from sale of fixed assets                                             401                  0
  Fixed asset additions                                                       (3,562)            (1,965)
                                                                        ------------        -----------
            NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                 (48,715)            19,702
                                                                        ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                         29,378            (15,018)
  Cash dividends paid                                                         (2,282)            (2,033)
  Exercise of stock options                                                      104                 91
  Decrease in federal funds purchased                                         (4,800)                 0
  Increase in securities sold under repurchase agreements                      3,267              1,186
  Decrease in other borrowings, net                                           (5,241)            (8,263)
                                                                        ------------        -----------
            NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                  20,426            (24,037)
                                                                        ------------        -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (23,351)             4,103
                                                                        ------------        -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                43,892             26,187
                                                                        ------------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $      20,541       $     30,290
                                                                        ============        ===========

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

2-ALLOWANCE FOR LOAN LOSSES
---------------------------

Transactions in the Allowance for Loan Losses for the nine months ended September 30, 1999 were as follows:

                                            In Thousands
                                            ------------

Balance, January 1, 1999                   $    10,253

Add (Deduct):
    Charge-offs                                 (2,351)
    Recoveries                                     785
    Provisions                                   1,847
                                            ----------
Balance, September 30, 1999                $    10,534
                                            ==========

3-NET INCOME PER SHARE OF COMMON STOCK
--------------------------------------

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

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 1999 and 1998:

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                     -------------------------------------------------------------------------
                                                    1999                                    1998
                                     -----------------------------------     ---------------------------------
                                                          (DOLLAR AMOUNTS IN THOUSANDS)

                                        INCOME            SHARES                   INCOME           SHARES
                                      (NUMERATOR)      (DENOMINATOR)            (NUMERATOR)     (DENOMINATOR)
BASIC EPS
Income available to
  common shareholders                   $2,413           1,358,588                 $2,426         1,355,626

EFFECT OF DILUTIVE SECURITIES
Stock options outstanding                    -              10,114                      -             8,035
                                     -------------------------------------------------------------------------
DILUTED EPS
Income available to common
  shareholders plus assumed
  conversions                           $2,413           1,368,702                 $2,426         1,363,661
                                     =========================================================================

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                     -------------------------------------------------------------------------
                                                    1999                                   1998
                                     -----------------------------------     ---------------------------------
                                                          (DOLLAR AMOUNTS IN THOUSANDS)

                                        INCOME            SHARES                   INCOME           SHARES
                                      (NUMERATOR)      (DENOMINATOR)            (NUMERATOR)     (DENOMINATOR)
BASIC EPS
Income available to
  common shareholders                   $7,356           1,358,189                 $7,212         1,355,084

EFFECT OF DILUTIVE SECURITIES
Stock options outstanding                    -              10,490                      -             7,884
                                     -------------------------------------------------------------------------
DILUTED EPS
Income available to common
  shareholders plus assumed
  conversions                           $7,356           1,368,679                 $7,212         1,362,968
                                     =========================================================================

                                       9

4-SEGMENT INFORMATION
---------------------

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

   SEGMENT INFORMATION:

   THREE MONTHS ENDED SEPTEMBER 30, 1999     BANK            OTHER        ELIMINATIONS        TOTAL
   ------------------------------------- -------------    -------------   --------------   -------------
   Interest income                     $       12,246   $        2,480   $        (961)  $       13,765
   Interest expense                             4,736            1,010            (961)           4,785
                                         -------------    -------------   --------------   -------------
   NET INTEREST INCOME                 $        7,510   $        1,470   $           0   $        8,980
                                         =============    =============   ==============   =============

   Provision for loan losses           $          300   $           (3)  $           0   $          297
   Noninterest income                           1,362              756            (452)           1,666
   Noninterest expense                          4,562            1,966            (160)           6,368
   Income tax expense                           1,464              104               0            1,568
                                         -------------    -------------   --------------   -------------
   SEGMENT NET INCOME                  $        2,546   $          159   $        (292)  $        2,413
                                         =============    =============   ==============   =============
   SEGMENT ASSETS                      $      595,354   $      111,126   $    (109,650)  $      596,830
                                         =============    =============   ==============   =============


   THREE MONTHS ENDED SEPTEMBER 30, 1998     BANK            OTHER        ELIMINATIONS        TOTAL
   ------------------------------------- -------------    -------------   --------------   -------------

   Interest income                     $       11,306   $        2,148   $       (657)   $       12,797
   Interest expense                             4,467              707           (657)            4,517
                                         -------------    -------------   --------------   -------------
   NET INTEREST INCOME                 $        6,839   $        1,441   $          0    $        8,280
                                         =============    =============   ==============   =============

   Provision for loan losses           $          200   $          296   $          0    $          496
   Noninterest income                           1,193              272           (370)            1,095
   Noninterest expense                          3,893            1,087            (51)            4,929
   Income tax expense                           1,400              124              0             1,524
                                         -------------    -------------   --------------   -------------
   SEGMENT NET INCOME                  $        2,539   $          206   $       (319)   $        2,426
                                         =============    =============   ==============   =============
   SEGMENT ASSETS                      $      516,780   $       90,965   $    (90,486)   $      517,259
                                         =============    =============   ==============   =============


   NINE MONTHS ENDED SEPTEMBER 30, 1999      BANK            OTHER        ELIMINATIONS        TOTAL
   ------------------------------------ -------------    -------------   --------------   -------------

   Interest income                     $       35,476   $        8,199   $     (2,672)   $       41,003
   Interest expense                            14,369            2,770         (2,672)           14,467
                                         -------------    -------------   --------------   -------------
   NET INTEREST INCOME                 $       21,107   $        5,429   $          0    $       26,536
                                         =============    =============   ==============   =============

   Provision for loan losses           $          900   $          947   $          0    $        1,847
   Noninterest income                           4,018            1,998         (1,326)            4,690
   Noninterest expense                         12,931            5,147           (280)           17,798
   Income tax expense                           3,758              467              0             4,225
                                         -------------    -------------   --------------   -------------
   SEGMENT NET INCOME                  $        7,536   $          866   $     (1,046)   $        7,356
                                         =============    =============   ==============   =============
   SEGMENT ASSETS                      $      595,354   $      111,126   $   (109,650)   $      596,830
                                         =============    =============   ==============   =============


   NINE MONTHS ENDED SEPTEMBER 30, 1998      BANK            OTHER        ELIMINATIONS        TOTAL
   ------------------------------------ -------------    -------------   --------------   -------------

   Interest income                     $       34,108   $        5,881   $     (1,893)   $       38,096
   Interest expense                            13,921            1,992         (1,893)           14,020
                                         -------------    -------------   --------------   -------------
   NET INTEREST INCOME                 $       20,187   $        3,889   $          0    $       24,076
                                         =============    =============   ==============   =============

   Provision for loan losses           $          368   $        1,102   $          0    $        1,470
   Noninterest income                           2,945              864           (767)            3,042
   Noninterest expense                         10,957            3,223           (243)           13,937
   Income tax expense                           4,354              145              0             4,499
                                         -------------    -------------   --------------   -------------
   SEGMENT NET INCOME                  $        7,453   $          283   $       (524)   $        7,212
                                         =============    =============   ==============   =============
   SEGMENT ASSETS                      $      516,780   $       90,965   $    (90,486)   $      517,259
                                         =============    =============   ==============   =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company's primary source of liquidity is dividends paid by the Bank. Applicable Tennessee statutes and regulations impose restrictions on the amount of dividends that may be declared by the subsidiary Bank. Further, any dividend payments are subject to the continuing ability of the Bank to maintain its compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a "well-capitalized" institution. In addition, the Company has availability in the amount of $35.2 million with the Federal Home Loan Bank of Cincinnati and six federal funds lines of credit totaling $45.0 million at six correspondent banks.

         The Company's liquid assets include investment securities, federal funds sold and other interest-earning deposits, and cash and due from banks. Including securities pledged to collateralize municipal deposits, these assets represented 9.3% of the total liquidity base at September 30, 1999, as compared to 14.7% at December 31, 1998. The liquidity base is generally defined to include deposits, securities sold under repurchase agreements and short-term borrowed funds and other borrowings.

         For the nine months ended September 30, 1999, operating activities of the Company provided $4,938,000 of cash flows. Net income of $7,356,000, adjusted for non-cash operating activities, including $1,847,000 in provision for loan losses and amortization and depreciation of $798,000, provided the majority of the cash generated from operations. The principal offset to these cash inflows was the increase in other assets, net of intangibles, in the amount of $4,187,000.

         Investing activities, including lending, used $48,715,000 of the Company's cash flows during the nine months ended September 30, 1999. The Company's net decrease in investment securities and other interest-earning deposits provided $2,081,000 in cash flows, while the net increase in loans originated, net of principal collected, used $47,413,000 in cash flows. Further, fixed asset additions used $3,562,000 in cash flows.

         Financing activities provided $20,426,000 of the Company's cash flows during the nine months ended September 30, 1999. Net deposit growth provided $29,378,000 in cash inflows, while the net decrease in other borrowings used $5,241,000 in cash flows. Cash dividends paid to shareholders used an additional $2,282,000 in cash flows.

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

         Shareholders' equity on September 30, 1999 was $60,487,000, an increase of $5,101,000 or 9.21%, from $55,386,000 on December 31, 1998. The increase in shareholders' equity reflects net income for the nine months ended September 30, 1999 of $7,356,000 ($5.37 per share, assuming dilution), and proceeds from the exercise of stock options during the nine months ended September 30, 1999 totaling $104,000. This increase was offset by quarterly dividend payments during the nine months ended September 30, 1999 totaling $2,282,000 ($1.68 per share) and the reduction in equity associated with the decrease in the value of securities available for sale of $85,000.

         Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. At September 30, 1999, the Company and the Bank each satisfied their respective minimum regulatory capital requirements, and the Bank was "well-capitalized" within the meaning of federal regulatory requirements.

============================================================================
                      Capital Ratios at September 30, 1999
----------------------------------------------------------------------------
                                     Required
                                     Minimum        Company         Bank
                                      Ratio
------------------------------ ------------ ----------------- --------------
  Tier 1 risk-based capital          4.00%            12.25%         12.50%
------------------------------ ------------ ----------------- --------------
   Total risk-based capital          8.00%            13.51%         13.76%
------------------------------ ------------ ----------------- --------------
        Leverage Ratio               4.00%             9.84%         10.03%
============================================================================

CHANGES IN RESULTS OF OPERATIONS

         NET INCOME. Net income for the three months ended September 30, 1999 was $2,413,000, a decrease of $13,000, or .5%, as compared to net income of $2,426,000 for the three months ended September 30, 1998. Net income for the nine months ended September 30, 1999 was $7,356,000, an increase of $144,000, or 2.0%, as compared to net income of $7,212,000, for the same period in 1998.

         The decrease for the three months ended September 30, 1999 resulted primarily from an increase in non-interest expense of $1,439,000, or 29.2%, to $6,368,000 for the three months ended September 30, 1999 from $4,929,000 for the same period in 1998. The increase in non-interest expense is attributable primarily to increasing compensation and occupancy and furniture and equipment expenses associated with the growth of the Company's branch network. The increase in non-interest expense was offset in part by the $700,000 or 8.5%
increase in net interest income to $8,980,000 for the three months ended September 30, 1999 from $8,280,000 for the same period in 1998. The increase in net interest income reflects the Company's continued growth in average loan balances for the three months ended September 30, 1999, as compared to the same period in 1998, through its expanding branch network, primarily through increases in commercial and commercial real estate loans. Also the increase in non-interest expense was offset by the $571,000 or 52.1% increase in non-interest income to $1,666,000 for the three months ended September 30, 1999 from $1,095,000 for the same period in 1998. The increase in non-interest income is reflective of management's continued focus on the generation of fee income through implementation of additional fees and increasing existing fees, especially additional loan and other fees resulting from increased loan volume at the Company's finance and mortgage banking subsidiaries and also additional earnings on the cash surrender value of certain Company-owned life insurance policies.

         The increase for the nine months ended September 30, 1999 resulted primarily from an increase in net interest income of $2,460,000, or 10.2%, to $26,536,000 for the nine months ended September 30, 1999 from $24,076,000 for the same period in 1998. Non-interest income also increased by $1,648,000 or 54.2%, to $4,690,000 for the nine months ended September 30, 1999 from $3,042,000 for the same period in 1998. These increases reflect the same basic trends in existence during the three months ended September 30, 1999. These increases were offset in part by the $3,861,000, or 27.7%, increase in non-interest expense to $17,798,000 for the nine months ended September 30, 1999 from $13,937,000 for the same period in 1998, again primarily attributable to increasing compensation, occupancy and furniture and equipment expense and other expenses associated with the growth of the Company's branch network.

         NET INTEREST INCOME. The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors that affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected in part by management's responses to changes in interest rates through asset/liability management. During the three and nine months ended September 30, 1999, net interest income was $8,980,000 and $26,536,000, respectively, as compared to $8,280,000 and $24,076,000 for the same periods in 1998, representing increases of 8.5% and 10.2%, respectively. With respect to the three months and nine months ended September 30, 1999, this increase was due primarily to an increase in volume of average interest-earning assets and further enhanced by decreasing rates paid on interest-bearing liabilities.

         PROVISION FOR LOAN LOSSES. During the three and nine month periods ended September 30, 1999, loan charge-offs were $476,000 and $2,351,000, and recoveries of charged-off loans were $298,000 and $785,000, respectively. The Company's provision for loan losses decreased to $297,000 for the three months ended September 30, 1999, as compared to $496,000 for the same period in 1998. The Company's provision for losses increased to $1,847,000 for the nine months ended September 30, 1999, as compared to $1,470,000 for the same period in 1998. This increase is primarily the result of increased loan volume in both the Bank and its subsidiaries, together with management's assessment of the relatively higher risk associated with loans at Superior Financial and GCB Acceptance, the Bank's consumer finance and subprime automobile lending subsidiaries, respectively. As a result, the Company's allowance for loan losses increased by $281,000 to $10,534,000 at September 30, 1999 from $10,253,000 at December 31,
1998. The ratio of the allowance for loan losses to nonperforming assets was 172.18% and 156.34% at September 30, 1999 and December 31, 1998, respectively, and the ratio of nonperforming assets to total assets was 1.03% and 1.15% at September 30, 1999 and December 31, 1998, respectively.

         NON-INTEREST INCOME. Income that is not related to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important supplement to the traditional method of earning income through interest rate spreads.

         Total non-interest income for the three and nine-month periods ended September 30, 1999 was $1,666,000 and $4,690,000, respectively, as compared to $1,095,000 and $3,042,000 for the same periods in 1998. The largest component of non-interest income is service charges, commissions and fees, which totaled $1,521,000 and $4,036,000, respectively, for the three and nine month periods ended September 30, 1999, as compared to $955,000 and $2,581,000, respectively, for the same periods in 1998. The $566,000, or 59.3%, increase for the three months ended

September 30, 1999 compared to the same period in 1998 is reflective principally of management's continued focus on the generation of fee income through implementation of additional fees and increasing existing fees, especially additional loan and other fees resulting from increased loan volume at the Company's finance and mortgage banking subsidiaries. Service charges, commissions and fees for the nine months ended September 30, 1999 increased $1,455,000, or 56.4%, from the same period in 1998, primarily for the same reasons discussed above relative to the three months ended September 30, 1999.

         Other income for the three and nine month periods ended September 30, 1999 was $145,000 and $654,000, respectively, as compared to $140,000 and $461,000 for the same periods in 1998. These increases totaled $5,000, or 3.6%, and $193,000, or 41.9%, for three and nine month periods ended September 30, 1999, respectively. The increases for the three months period are primarily attributable to additional earnings on the cash surrender value of certain Company-owned life insurance policies. The increase for the nine months period is also primarily attributable to additional earnings on the cash surrender value of certain Company-owned life insurance policies, as well as additional earnings recorded on the Company's minority investment in an insurance partnership.

         NON-INTEREST  EXPENSE.  Control  of  non-interest  expense  also  is an important aspect in managing net income. Non-interest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total non-interest expense increased to $6,368,000 and $17,798,000 for the three and nine-month periods ended September 30, 1999, respectively, as compared to $4,929,000 and $13,937,000 for the same periods in 1998. These increases totaled $1,439,000, or 29.2%, and $3,861,000, or 27.7%, for the three and nine month periods ended September 30, 1999, respectively. Primarily as a result of this increase in non-interest expense, the Company's efficiency ratio was adversely affected, as the ratio increased from 51.39% at September 30, 1998 to 57.00% at September 30, 1999. The efficiency ratio illustrates how much it costs the Company to generate revenue; for example, it cost the Company 57.00 cents to generate one dollar of revenue for the nine months ended September 30, 1999.

         Personnel costs are the primary element of the Company's non-interest expenses. For the three and nine month periods ended September 30, 1999, salaries and benefits represented $3,638,000, or 57.1%, and $10,140,000, or 57.0%, of total non-interest expenses, respectively. This was an increase of $924,000, or 34.0%, and $2,188,000, or 27.5%, over the $2,714,000 and $7,952,000 for the respective three and nine-month periods ended September 30, 1998. For the nine months ended September 30, 1998, salaries and benefits represented 57.1% of total non-interest expenses. These increases were due to opening new branches and expanding certain operational areas, which required increased staff at varying experience and compensation levels and increased employee benefit costs. Overall, the number of full-time equivalent employees at September 30, 1999 was 346 versus 296 at September 30, 1998, an increase of 16.9%.

         Occupancy and furniture and equipment expense also increased during the three and six month periods ended June 30, 1999 compared to the same periods in 1998 as the Company increased its size to 40 branches at September 30, 1999, from 30 branches at September 30, 1998.

         Other expenses for the three and nine-month periods ended September 30, 1999 were $1,872,000 and $5,092,000, increases of $302,000, or 19.2%, and
$1,051,000, or 26.0%, respectively, from the same periods in 1998. These increases are reflective of the Company's new branches which required additional advertising, postage, telephone and other expenses, as well as increased expenses related to new programs for customer product delivery.

CHANGES IN FINANCIAL CONDITION

         Total assets at September 30, 1999 were $596.8 million, an increase of $28.6 million, or 5.0%, from 1998's year-end total assets of $568.2 million. The increase in assets was primarily reflective of the increase in loans, offset by the reduction in federal funds sold.

         At September 30, 1999, loans, net of unearned income and allowance for loan losses, were $513.8 million compared to $466.7 million at December 31, 1998, an increase of $47.1 million, or 10.1%, from December 31, 1998. The increase in loans during the nine months of 1999 is primarily due to an increase in commercial and commercial real estate loans generated primarily by the Company's increased emphasis on loan growth through implementation of a more competitive commercial loan rate structure and the hiring of a senior commercial lender from a regional bank. This lender brought new and significant seasoned lending relationships to the Company, as well as an experienced commercial lending staff.

         Non-performing loans include non-accrual and classified loans. The Company has a policy of placing loans 90 days delinquent in non-accrual status and charging them off at 120 days past due. Other loans past due that are well secured and in the process of collection continue to be carried on the Company's balance sheet. The Company has aggressive collection practices in which senior management is heavily involved. Nonaccrual loans decreased by $783,000, or 18.8%, during the nine months ended September 30, 1999, as compared to December 31, 1998.

         The Company maintains a securities portfolio to provide liquidity and earnings. Securities at September 30, 1999 had an amortized cost of $28.2 million and a market value of $28.3 million. At year-end 1998, investments with an amortized cost of $30.2 million had a market value of $30.3 million. This decrease, resulting from normal maturing of securities, was principally used to fund part of the increase in loans. The Company also invests in federal funds sold in order to enhance liquidity and earnings. Federal funds sold declined by $20.2 million, or 83.1%, from $24.3 million at December 31, 1998 to $4.1 million at September 30, 1999. The Company also, from time to time, purchases federal funds as a means of broadening its funding sources. Federal funds purchased declined by $4.8 million, or 100%, to $0 at September 30, 1999 from $4.8 million at December 31, 1998. The reduction in federal funds sold in the amount of $20.2 million, offset by the reduction in federal funds purchased in the amount of $4.8 million, provided $15.4 million in funds which was channeled into loan originations.

         In planning for the funding of the additional loan demand, which developed during late 1998 and the first nine months of 1999, the Company became aggressive in soliciting deposits. As a result, deposits, which are the primary funding mechanism for the Company's assets, increased $29.4 million, or 6.4%, to $488.6 million at September 30, 1999 compared to $459.2 million at December 31, 1998. Most of the increase occurred in higher-costing certificate of deposits and money market accounts. This increase in deposits was used principally to fund loan demand.

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

         The Company has also verbally communicated with its significant vendors in order to determine the extent to which interfaces with such entities are vulnerable to Y2K issues and whether the products and services purchased from such entities are Y2K compliant. The Company has received either verbal or written assurance from these vendors that they expect to address all their significant Y2K issues on a timely basis. Further, the Company has conducted telephonic Y2K evaluations with significant depositors and/or borrowers and has evaluated the responses as part of its Y2K assessments. With respect to significant depositors, the Company does not anticipate any material Y2K issues. The Company has assessed the results of its evaluation regarding significant borrowers and results are reflected in its allowance for loan losses for the quarter ended September 30, 1999. The Company also began in June 1998 incorporating the Y2K issue in its underwriting process as it relates to significant borrowers, and is communicating the Y2K issue to its checking account base via statement fliers. Further, the Company began conducting Y2K awareness seminars with its customer base in January 1999.

         The Company believes that the cost of its Y2K identification, assessment, remediation and testing efforts will not exceed $250,000 in terms of incremental cash outflows. The Company spent approximately $200,000 as of September 30, 1999 and expects to spend an additional $50,000 on such efforts. The source of these funds will be provided from cash flows from operations of the Company.

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

         During the remainder of 1999, the Company will continue to focus its Y2K efforts on contingency planning and customer/community awareness. The Company has developed a Y2K contingency plan, which has been approved by the Board of Directors and reviewed by federal banking regulators. The contingency plan represents the process anticipated to ensure continued delivery of the Company's core business processes in the event of a Y2K-related system failure.

The plan is in the process of being tested by the Company and reviewed by independent sources to ensure that it is thorough and appropriate.

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

Item 2.    Changes in Securities and Use of Proceeds

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

Date: 11/09/99                Greene County Bancshares, Inc.
      ----------              ------------------------------
                                       Registrant

Date: 11/09/99                /s/ R. Stan Puckett
      ---------               -------------------------------------------------
                              R. Stan Puckett
                              President and CEO
                              (Duly authorized officer)

Date: 11/09/99                /s/ William F. Richmond
      ---------               -------------------------------------------------
                              William F. Richmond
                              Sr. Vice President and Chief Financial Officer
                              (Principal financial and accounting officer)