Form 10-K
period 1999-12-31
GREENE COUNTY BANCSHARES INC
filed 2000-03-27
CIK 764402

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
(Mark One)                SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________________ to ________________

Commission file number     0-14289
                           -------

                         GREENE COUNTY BANCSHARES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                    Tennessee                                 62-1222567
 -----------------------------------------------        ----------------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

 100 North Main Street, Greeneville, Tennessee               37743-4992
 ----------------------------------------------         ----------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant's voting stock is not regularly and actively traded in any established market, and there are no regularly quoted bid and asked prices for the registrant's common stock. Based upon recent negotiated trading of the common stock at a price of $150 per share, the registrant believes that the aggregate market value of the voting stock on March 22, 2000 was $204.4 million. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are not affiliates. On such date, 1,363,043 shares of the common stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     1. Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1999. (Parts I and II)
     2. Portions of Proxy Statement for 2000 Annual Meeting of Shareholders. (Part III)

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

ITEM 1.  BUSINESS

The Company

     Greene County Bancshares, Inc. (the "Company") is a Tennessee corporation that serves as the bank holding company and sole stockholder for Greene County Bank, a Tennessee-chartered commercial bank (the "Bank"). The Company also wholly owns Premier Bank of East Tennessee, a now dormant Tennessee-chartered commercial bank with its principal office in Niota, Tennessee, which was combined into the Bank effective October 16, 1998. Further, the Company owns American Fidelity Bank, a dormant Tennessee bank whose operations were combined with the Bank in 1996.

     The Company's assets consist primarily of its investment in the Bank, liquid investments and fixed assets. Its primary activities are conducted through the Bank. At December 31, 1999, the Company's consolidated total assets were $656.0 million, its consolidated net loans, including loans available for sale, were $546.9 million, its total deposits were $522.4 million and its total stockholders' equity was $60.8 million.

     The principal executive offices of the Company are located at 100 North Main Street, Greeneville, Tennessee 37743-4992 and its telephone number is (423) 639-5111.

The Bank

     The Bank is a Tennessee-chartered commercial bank established in 1890 and which has its principal executive offices in Greeneville, Tennessee. The principal business of the Bank consists of attracting deposits from the general public and investing those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial loans, commercial real estate loans, consumer loans and single-family mortgage loans. The Bank also provides collection and other banking services, including separate finance, mortgage, acceptance and title corporations. At December 31, 1999, the Bank had seven full service banking offices located in Greene County, Tennessee; three full service banking offices located in Washington County,
Tennessee; three full service banking offices located in Blount County, Tennessee; two full service banking offices located in Hamblen County, Tennessee; two full service banking offices located in McMinn County, Tennessee; and a full service banking office located in each of Sullivan County, Hawkins County, Cocke County, Knox County and Monroe County, Tennessee. In addition, the Bank has opened additional full service offices in Hawkins and Sullivan Counties, Tennessee during the first quarter of 2000, and the Bank plans to open an additional full service office in Blount County, Tennessee in the fall of 2000 as well as a full service office in Loudon County, Tennessee in the spring of 2000. Further, the Bank has opened in January 2000 a trust and money management function, doing business as President's Trust, in Wilson County, Tennessee.

     The Bank also conducts separate business through four wholly owned subsidiaries. Through Superior Financial Services, Inc., the Bank operates fifteen consumer finance company offices located in Greene, Blount, Hamblen, McMinn, Washington, Sullivan, Sevier, Knox, Hawkins, Hamilton and Loudon Counties, Tennessee. Through its subsidiary, Superior Mortgage Company, the Bank operates a mortgage banking operation through its main office in Knox County, Tennessee and other offices located in Bradley and Sullivan Counties, Tennessee. Superior Mortgage Company also has representatives located in the Company's branch system in Greene, Washington, Hamblen and McMinn Counties, Tennessee.
Through GCB Acceptance Corporation, the Bank operates a subprime automobile lending company with a sole office in Johnson City, Tennessee. Through Fairway Title Co., the Bank operates a title company in Knoxville, Tennessee.

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

     Loan Composition. The following table sets forth the composition of the Company's loans for the periods indicated.

                                                     At December 31,
                            -------------------------------------------------------------
                               1999         1998         1997         1996         1995
                               ----         ----         ----         ----         ----
                                                    (In thousands)
Commercial ..............   $ 143,610    $ 121,294    $ 108,985    $  97,340    $  75,503
Commercial real estate ..     181,873      115,204      125,359      108,936       74,276
Mortgage installment ....     163,586      148,117      138,943      108,878       92,276
Loans available-for-sale.       1,210        5,043        7,284           --           --
Installment consumer ....      69,560       80,147       72,752       71,354       55,876
Other ...................      10,980       17,102        3,154        5,797        2,772
                            ---------    ---------    ---------    ---------    ---------
   Total loans ..........     570,819      486,907      456,477      392,305      300,703
Unearned income .........     (13,590)      (9,993)      (5,933)      (3,703)      (2,215)
Allowance for loan losses     (10,332)     (10,253)      (9,154)      (7,330)      (4,654)
                            ---------    ---------    ---------    ---------    ---------
   Net loans ............   $ 546,897    $ 466,661    $ 441,390    $ 381,272    $ 293,834
                            =========    =========    =========    =========    =========

     Loan Maturities. The following table reflects at December 31, 1999 the dollar amount of loans maturing or subject to rate adjustment based on their contractual terms to maturity. Loans with fixed rates are reflected based upon the contractual repayment schedule while loans with variable interest rates are reflected based upon the contractual repayment schedule up to the contractual rate adjustment date. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity are reported as due within three months.

                                  Due in One    Due After One Year     Due After
                                 Year or Less   Through Five Years    Five Years     Total
                                 ------------   ------------------    ----------     -----
Commercial......................    $101,530          $  36,229        $  5,851      $143,610
Commercial real estate..........      38,212            118,780          24,881       181,873
Mortgage installment............      38,011             72,720          52,855       163,586
Loans available-for-sale........       1,210                 --              --         1,210
Installment consumer............      16,675             44,579           8,306        69,560
Other...........................       2,580                 42           8,358        10,980
                                    --------           --------        --------      --------
     Total......................    $198,218           $272,350        $100,251      $570,819
                                    ========           ========        ========      ========

     The following table sets forth the dollar amount of the loans maturing subsequent to the year ending December 31, 2000 between those with predetermined interest rates and those with floating interest rates.

                                  Fixed Rate       Variable Rate        Total
                                  ----------       -------------        -----
                                                   (In thousands)
Commercial........................ $  27,022         $  7,873         $  34,895
Commercial real estate............   108,853           35,692           144,545
Mortgage installment..............   100,252           43,602           143,854
Loans available-for-sale..........     1,210               --             1,210
Installment consumer..............    57,813            8,100            65,913
Other.............................         2              405               407
                                    --------          -------          --------
     Total........................  $295,152          $95,672          $390,824
                                    ========          =======          ========

     Commercial Loans. The Company's principal lending activities include the origination of commercial loans in the Company's primary lending area. Commercial loans are made for a variety of business purposes, including working capital, inventory and equipment and capital expansion. At December 31, 1999, commercial loans outstanding totaled $143.6 million, or 26.3% of the Company's net loan portfolio. The terms for commercial loans are generally one to seven years. Commercial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, financial strength of any guarantor, liquidity, leverage, management experience, ownership structure, economic conditions and industry-specific trends and collateral. The loan to value ratio depends on the type of collateral. Generally speaking, accounts receivable are financed at 60% of accounts receivable less than 90 days past due. If other collateral is taken to support the loan, the loan to value of accounts receivable may approach 85%. Inventory financing will range between 25% and 60% depending on the borrower and nature of inventory. The Company requires a first lien position for such loans. These types of loans are generally considered to be a higher credit risk than other loans originated by the Company.

     Commercial Real Estate Loans. The Company originates commercial loans, generally to existing business customers, secured by real estate located in the Company's market area. At December 31, 1999, commercial real estate loans totaled $181.9 million, or 33.3% of the Company's net loan portfolio. The terms of such loans are generally for ten to twenty years and are priced based in part upon the prime rate, as reported in The Wall Street Journal. Commercial real estate loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary source of repayment, financial strength of any guarantor, strength of the tenant (if any), liquidity, leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. Generally, the Company will loan up to 85% of the value of improved property, 65% of the value of raw land and 75% of the value of undeveloped land. A first lien on the property and assignment of lease is required if the collateral is rental property, with second lien positions considered on a case by case basis.

     Mortgage Installment Loans. The Company also originates one-to-four family, owner-occupied residential mortgage loans secured by property located in the Company's primary market area. The majority of the Company's residential mortgage loans consists of loans secured by owner-occupied, single-family residences. At December 31, 1999, the Company had $164.8 million, or 30.1%, of its net loan portfolio in mortgage installment loans. The Company also originates, to a limited extent, installment real estate loans for other types of real estate acquisitions. Mortgage installment and installment real estate loans generally have a loan to value ratio of 85%. These loans are underwritten by giving consideration to the ability to pay, stability of employment or source of income, credit history and loan to value ratio.

     Mortgage loans originated by the Bank are not underwritten in conformity with secondary market guidelines and therefore are not readily salable. The Company has not previously engaged in sales of its loans in the secondary market. Beginning in April 1997, the Company began selling one-to-four family mortgage loans in the secondary market to Freddie Mac through the Bank's mortgage banking subsidiary, Superior Mortgage. Sales of such loans totaled $61.5 million during 1999, and the related mortgage servicing rights were sold together with the loan.

     Installment Consumer Loans. At December 31, 1999, the Company's installment consumer loan portfolio totaled $69.6 million, or 12.7% of the Company's total net loan portfolio. The Company's consumer loan portfolio is comprised of secured and unsecured loans originated both by the Bank and Superior Financial. The consumer loans of the Bank generally have a higher risk of default than other loans originated by the Bank. Further, consumer loans originated by Superior Financial, a finance company rather than a bank, generally have a greater risk of default than such loans originated by commercial banks and accordingly carry a higher interest rate. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

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

                                                                          At December 31,
                                              ------------------------------------------------------------------------
                                                  1999          1998           1997           1996           1995
                                                  ----          ----           ----           ----           ----
                                                                          (In thousands)
Loans accounted for on a non-accrual
   basis................................          $2,952        $4,159         $2,265         $  616        $   902
Accruing loans which are contractually
   past due 90 days or more as to interest
   or principal payments................             996           872          1,583          1,486          1,044
                                                  ------        ------         ------         ------        -------
Total non-performing loans..............           3,948         5,031          3,848          2,102          1,946
Real estate owned:
   Foreclosures.........................           1,546           920            411             --             --
   Other real estate held and
     repossessed assets.................             826           607             97            223            122
                                                  ------        ------         ------         ------         ------
   Total non-performing assets..........          $6,320        $6,558         $4,356         $2,325         $2,068
                                                  ======        ======         ======         ======         ======

     Non-accrual loans decreased $1.2 million, or 29.0%, from $4.2 million at December 31, 1998 to $3.0 million at December 31, 1999. The decrease is mainly attributable to a general decline during the year in the level of various non-accrual loans of approximately $1.4 million attributable to enhanced collection efforts.

     The Company's continuing efforts to resolve non-performing loans occasionally include foreclosures, which result in the Company's ownership of the real estate underlying the mortgage. If non-accrual loans at December 31, 1999 had been current according to their original terms and had been outstanding throughout 1999, or since origination if originated during the year, interest income on these loans would have been approximately $213,000. Interest actually recognized on these loans during 1999 was not significant.

     The increase in real estate owned during 1999 from $1,527,000 at December 31, 1998 to $1,870,000 at December 31, 1999 primarily reflects management's continued implementation of a more aggressive collection strategy, which includes foreclosing on loans past due 120 days without providing borrowers with a delaying option to restructure. The $1,546,000 in foreclosed real estate consists of 11 properties, one of which is a condominium complex in the amount of approximately $517,000. Management anticipates selling this property in the second quarter of 2000 at a loss of approximately $100,000. In addition, a foreclosure of a large commercial loan in the amount of approximately $1 million is scheduled at the end of the first quarter of 2000. Management believes that this property will be sold timely and that the total contractual balance will be recovered.

     At December 31, 1999, the Company had approximately $2.4 million in loans that are not currently classified as non-accrual or 90 days past due or otherwise restructured and where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms. Such loans were considered classified by the Company and comprised various commercial and commercial real estate loans, including one commercial loan for $1.6 million secured by a blanket lien on the land, plant and equipment of the business as well as significant additional collateral. Management believes the value of the collateral is presently sufficient to cover the full amount of the loan, plus accrued interest. This loan was considered classified based upon cash flows of the business deemed insufficient to cover debt service. For further information, see Note 1 of Notes to Consolidated Financial Statements.

     Allowance for Loan Losses. The allowance for loan losses is maintained at a level which management believes is adequate to absorb all potential losses on loans then present in the loan portfolio. The amount of the allowance is affected by: (1) loan charge-offs, which decrease the allowance; (2) recoveries on loans previously charged-off, which increase the allowance; and (3) the provision of possible loan losses charged to income, which increases the allowance. In determining the provision for possible loan losses, it is necessary for management to monitor fluctuations in the allowance resulting from actual charge-offs and recoveries, and to periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions in an effort to evaluate portfolio risks. If actual losses exceed the amount of the allowance for loan losses, earnings of the Company could be adversely affected. The amount of the provision is based on management's judgment of those risks and therefore the allowance represents general, rather than specific, reserves. During the year ended December 31, 1999, the Company's provision for loan losses decreased by $0.3 million to $3.1 million to reflect the reduction in actual or potential losses arising from the loan portfolio. For additional information, see Note 1 of Notes to Consolidated Financial Statements.

     The following is a summary of activity in the allowance for loan losses for the periods indicated:

                                                                           Year Ended December 31,
                                               --------------------------------------------------------------------------------
                                                   1999             1998            1997            1996            1995
                                                   ----             ----            ----            ----            ----
                                                                               (In thousands)
Balance at beginning of year............       $    10,253    $     9,154       $     7,330    $     4,654     $     3,447
                                               -----------    -----------       -----------    -----------     -----------
Charge-offs:
   Commercial...........................              (298)          (440)             (563)(b)       (162)               (a)
   Commercial real estate...............              (302)           (87)             (129)           (32)               (a)
                                               -----------    -----------       -----------    -----------     ------------
          Subtotal......................              (600)          (527)             (692)          (194)            (26)

   Mortgage installment.................                --             --                --              --               (a)
   Installment consumer ................            (3,417)        (2,707)           (4,450)        (1,089)               (a)
                                               -----------    -----------       -----------    -----------     -----------
       Subtotal.........................            (3,417)        (2,707)           (4,450)        (1,089)           (646)

   Other................................                --             --                --           (342)             --
                                               -----------    -----------       -----------    -----------     -----------
     Total charge-offs..................            (4,017)        (3,234)           (5,142)        (1,625)           (672)
                                               -----------    -----------       -----------    -----------     -----------

Recoveries:
   Commercial...........................               295            216                56             62                (a)
   Commercial real estate...............                --             24                 4             --                (a)
                                               -----------    -----------       -----------    -----------     -----------
     Subtotal...........................               295            240                60             62               9
                                               -----------    -----------       -----------    -----------     -----------

   Mortgage installment.................                              --              --                --                (a)
   Installment consumer.................               668            673               951            755                (a)
                                               -----------    -----------       -----------    -----------     -----------
     Subtotal...........................               668            673               951            755             447
   Other................................                --              3                 2             71              --
                                               -----------    -----------       -----------    -----------     -----------
     Total recoveries...................               963            916             1,013            888             456
                                               -----------    -----------       -----------    -----------     -----------
Net charge-offs.........................            (3,054)        (2,318)           (4,129)          (737)           (216)

Provision for loan losses...............             3,133          3,417             5,953(b)       2,973           1,423
Balances acquired in acquisition of
    Premier Bank .......................                --             --                --            440              --
                                               -----------    -----------       -----------    -----------     -----------
Balance at end of year..................       $    10,332    $    10,253       $     9,154    $     7,330     $     4,654
                                               ===========    ===========       ===========    ===========     ===========
Ratio of net charge-offs to average
     loans outstanding, net of
     unearned discount, during
     the period.........................              0.60%          0.52%             0.96%          0.21%           0.08%
                                               ===========    ===========       ===========    ===========     ===========
Ratio of allowance for loan losses to
     non-performing loans...............            261.70%        203.80%           237.89%        348.72%         239.16%
                                               ===========    ===========       ===========    ===========     ===========
Ratio of allowance for loan losses to
     total loans........................              1.81%          2.11%             2.01%          1.87%           1.55%
                                               ===========    ===========       ===========    ===========     ===========

-------------------------
(a) Prior to 1996, the Company did not maintain records of individual balances in these types of categories and therefore such amounts are reflected herein only in the aggregate.
(b) Includes a $500,000 charge-off against the Company's $1.1 million participation in a $3.5 million commercial loan to a nonprofit entity for a hotel development project, secured by a hotel building and underlying commercial real estate in Greenville, Tennessee. In 1998, the loan was paid off and the Bank received $788,000 in net loan proceeds.

     The following table presents an allocation of the Company's allowance for loan losses at the dates indicated and the percentage of loans represented by each category to total loans:

                                                                            At December 31,
Breakdown of allowance for             ------------------------------------------------------------------------------------------
   loan losses by category:                       1999                            1998                           1997
                                                  ----                            ----                           ----
                                                       Percent of                      Percent of                     Percent of
                                                      loan in each                    loan in each                   loan in each
   Balance at end of period              Amount       category to        Amount        category to       Amount       category to
     applicable to:                   (in thousands)  total loans    (in thousands)    total loans   (in thousands)   total loans
                                      --------------  -------------  --------------   -------------  --------------  ------------
Commercial......................       $  2,168          25.16%         $  1,429          24.91%         $2,186          23.88%
Commercial real estate..........          3,234          31.86%            3,640          23.66%          2,514          27.46%
Mortgage installment............          3,299          28.66%            2,773          30.42%          2,932          30.43%
Loans available-for-sale........             --           0.21%               --           1.04%             --           1.60%
Installment consumer............          1,305          12.19%            2,082          16.46%          1,459          15.94%
Other...........................            326           1.92%              329           3.51%             63           0.69%
                                        -------         -------          -------         -------         ------         -------
                                        $10,332         100.00%          $10,253         100.00%         $9,154         100.00%
                                        =======         =======          =======         =======         ======         =======

Investment Activities

     General. The Company maintains a portfolio of investments to provide liquidity and an additional source of income.

     Securities by Category. The following table sets forth the amount of securities by major categories held by the Company at December 31, 1999, 1998 and 1997.

                                                                         At December 31,
                                                         ------------------------------------------------
                                                           1999                1998               1997
                                                           ----                ----               ----
                                                                          (In thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions........     $  3,321          $  3,620           $  7,627
                                                            --------          --------           --------

   Total...............................................     $  3,321          $  3,620           $  7,627
                                                            ========          ========           ========

Securities Available for Sale:
U.S. Treasury securities and obligations of U.S.
   Government corporations and agencies................     $ 19,191          $ 22,420           $ 30,284
Obligations of state and political subdivisions........        1,535             1,113              1,153
                                                            --------          --------           --------
   Total...............................................     $ 20,726          $ 23,533           $ 31,437
                                                            ========          ========           ========

     For information regarding the amortized cost of securities at December 31, 1999, 1998 and 1997, see Note 2 of Notes to Consolidated Financial Statements.

     Maturity Distributions of Securities. The following table sets forth the distributions of maturities of securities at amortized cost as of December 31, 1999.

                                                        Due After One
                                           Due in One    Year through        Due After Five             Due
                                          Year or Less    Five Years     Years through Ten Years  After Ten Years   Total
                                          ------------    ----------     -----------------------  --------------    -----
                                                                      (Dollars in thousands)
U.S.  treasury  securities  -  available
  for sale................................ $      --        $1,009            $    --            $     --        $  1,009
Federal  agency  obligations - available
  for sale................................       219         5,449              4,193               8,350          18,211
Obligations of state and political
   subdivisions - available for sale......       120           524                 --                 891           1,535
Obligations of state and political
   subdivisions - held to maturity........     1,408         1,416                 --                 497           3,321
Other securities - available for sale.....        --            --                 --                  --              --

    Total................................. $   1,747        $8,398            $ 4,193              $9,738         $24,076

Market value adjustment on available for
   sale securities........................ $      --        $  (86)           $    23            $     34        $    (29)
                                           ---------        ------            -------            --------        --------

    Total................................. $   1,747        $8,312            $ 4,216            $  9,772        $ 24,047
                                           =========        ======            =======            ========        ========

Weighted average yield (a)................     4.60%         5.93%              6.70%               7.05%           6.42%
                                               =====         =====              =====               =====           =====

(a) Yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

     Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For information regarding the amortized cost and approximate market value of securities at December 31, 1999, by contractual maturity, see Note 2 of Notes to Consolidated Financial Statements.

Deposits

     Deposits are the primary source of funds for the Company. Such deposits consist of checking accounts, regular savings deposits, NOW accounts, Money Market Accounts and market rate Certificates of Deposit. Deposits are attracted from individuals, partnerships and corporations in the Company's market area. In addition, the Company obtains deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions. The Company's policy permits the acceptance of limited amounts of brokered deposits.

     The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.

                                                                       Year Ended December 31,
                                         -------------------------------------------------------------------------------------
                                                    1999                         1998                        1997
                                         --------------------------     ------------------------    --------------------------
                                            Average       Average        Average       Average       Average        Average
                                            Balance      Rate Paid       Balance      Rate Paid      Balance       Rate Paid
                                            -------      ---------       -------      ---------      -------       ---------
                                                                        (Dollars in thousands)
Types of deposits (all in domestic
offices)
Non-interest bearing demand
   deposits.........................       $  42,278          --%       $  39,822           --%      $ 33,540            --%
Interest bearing demand deposits....         140,009        2.57%         107,647         2.45%       103,288          2.61%
Savings deposits....................          47,049        2.18%          53,128         2.28%        46,801          2.65%
Time deposits.......................         273,392        5.00%         255,872         5.46%       253,840          5.49%
                                            --------                     --------                    --------
     Total deposits.................        $502,728                     $456,469                    $437,469
                                            ========                     ========                    ========

     The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1999.

                                                      Certificates of
                        Maturity Period                   Deposits
    ----------------------------------------------    ---------------
                                                       (In thousands)
    Three months or less..........................          $19,788
    Over three through six months.................           24,881
    Over six through twelve months................           22,126
    Over twelve months............................            8,721
                                                            -------
       Total......................................          $75,516
                                                            =======

Competition

     To compete effectively, the Company relies substantially on local commercial activity; personal contacts by its directors, officers, other employees and shareholders; personalized services; and its reputation in the communities it serves.

     According to data as of June 30, 1999 supplied by the FDIC, the Bank ranked as the largest independent commercial bank in its market area, which includes Greene, Hamblen, Hawkins, Sullivan, Washington, Blount and McMinn Counties and portions of Cocke, Monroe, Jefferson and Knox Counties. In Greene County, there are six commercial banks and one savings bank, operating 23 branches and holding an aggregate of approximately $719 million in deposits as of June 30, 1999.

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

Employees

     As of December 31, 1999 the Company employed 363 full-time equivalent employees. None of the Company's employees are presently represented by a union or covered under a collective bargaining agreement. Management of the Company considers relations with employees to be good.

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

     Acquisitions and Mergers. Under the Holding Company Act, a bank holding company must obtain the prior approval of the FRB before (1) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. Also, any company must obtain approval of the FRB prior to acquiring control of the Company or the Bank. For purposes of the Holding Company Act, "control" is defined as ownership of more than 25% of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank.

     The Holding Company Act, as amended by the Riegle-Neal Act, generally permits the FRB to approve interstate bank acquisitions by bank holding companies without regard to any prohibitions of state law. See "Competition."

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

     Bank holding companies like the Company are currently prohibited from engaging in activities other than banking and activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. The FRB's regulations contain a list of permissible nonbanking activities that are closely related to banking or managing or controlling banks. A bank holding company must file an application or notice with the Federal Reserve prior to acquiring more than 5% of the voting shares of a company engaged in such activities. Financial modernization legislation enacted on November 12, 1999, however, will greatly broaden the scope of activities permissible for bank holding companies. Effective March 11, 2000, this legislation will permit bank holding companies, upon classification as financial holding companies, to engage in a broad variety of activities "financial" in nature. See "--Financial Modernization Legislation."

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

     Federal Deposit Insurance. The Bank is subject to FDIC deposit insurance assessments. The FDIC has established a risk-based deposit insurance assessment system for insured depository institutions, under which insured institutions are assigned assessment risk classifications based upon capital levels and supervisory evaluations. Insurance assessment rates for BIF-insured banks such as the Bank depend on the capital category and supervisory category to which a bank is assigned and currently range from $0.00 to $0.27 per $100 of insured deposits.

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

     Capital Requirements. The FRB has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies, and the FDIC has established similar guidelines for state-chartered banks that are not members of the FRB. The regulations of the FRB and FDIC impose two sets of capital adequacy requirements: minimum leverage rules, which require the maintenance of a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At December 31, 1999, the Company and the Bank satisfied the minimum required regulatory capital requirements. See
Note 13 of Notes to Consolidated Financial Statements.

     The FDIC has issued final regulations that classify insured depository institutions by capital levels and require the appropriate federal banking regulator to take prompt action to resolve the problems of any institution that fails to satisfy the capital standards. Under such regulations, a "well-capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. As of December 31, 1999, the Bank was "well-capitalized" as defined by the regulations. See Note 13 of Notes to Consolidated Financial Statements for further information.

     Financial   Modernization   Legislation.   On  November   12,   1999,   the
Gramm-Leach-Bliley Act of 1999 (the "GLBA") was signed into law. The Act includes a number of provisions intended to modernize and to increase competition in the American financial services industry, including authority for bank holding companies to engage in a wider range of nonbanking activities, including securities underwriting and general insurance activities. Under the GLBA, a bank holding company that elects to be deemed a "financial holding company" will be permitted to engage in any activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLBA identifies certain activities that are deemed to be financial in nature, including those nonbanking activities currently authorized for bank holding companies by the Federal Reserve as well as insurance and securities underwriting, insurance agency and merchant banking activities. In order to take advantage of this new authority, a bank holding company's depository institution subsidiaries must be well-capitalized and well-managed and have at least a satisfactory examination rating under the Community Reinvestment Act.

     In addition, the GLBA authorizes national banks to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. In order to invest in a financial subsidiary, a national bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries) and have at least a "satisfactory" examination rating under the Community Reinvestment Act.

     The GLBA provides that state banks, such as the Bank, may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) that engage as principal in activities that would only be permissible for a national bank to conduct in a financial subsidiary. This authority is generally subject to the same conditions that apply to investments made by a national bank in financial subsidiaries. Since a Tennessee-chartered bank is authorized by state law to exercise any power or engage in any activity that it could exercise or engage in if it were a national bank located in Tennessee, the financial subsidiary authority under the GLBA could result in the expansion of activities permissible for Tennessee bank subsidiaries.

     Most of the GLBA's provisions have delayed effective dates and require the adoption of federal banking regulations to implement the statutory provisions. The Federal Reserve and the FDIC have yet to issue final regulations under the GLBA, and the effect of such regulations, when adopted, cannot be predicted. However, the legislation is expected to present opportunities to the Company and the Bank for new business activities, although no such activities are presently planned, and may also have the effect of increasing competition for the Company and the Bank.

Executive Officers of the Registrant

     The following table sets forth information regarding the executive officers of the Company.

                           Age At
      Name           December 31, 1999                  Title
      ----           -----------------                  -----
R. Stan Puckett             43            President and Chief Executive Officer
Davis Stroud                66            Executive Vice President and Secretary
William F. Richmond         50            Senior Vice President and Chief
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

     Davis Stroud was Executive Vice President of the Company and the Bank through January 3, 2000. Mr. Stroud joined the Bank in 1952 and became its Senior Vice President and Cashier in 1973. He became Executive Vice President and Secretary of the Company and the Bank in 1988 and has also served as a director of the Company and the Bank since December 1989. Mr. Stroud is a member of First Christian Church and Greeneville Masonic Lodge No. 3 F&AM, and he has also served as Treasurer of Greene County Foundation.

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

ITEM 2.       PROPERTIES

     The Company's principal executive offices are located at 100 North Main Street, Greeneville, Tennessee in facilities owned by the Bank. At December 31, 1999, the Company maintained a main office in Greeneville, Tennessee and 26 bank branches (of which seven are in leased operating premises) and 21 separate locations operated by the Bank's subsidiaries.

ITEM 3.       LEGAL PROCEEDINGS

     From time to time, the Company and its subsidiaries are parties to various legal proceedings incident to its business. At December 31, 1999, there were no legal proceedings which management anticipates would have a material adverse effect on the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company through a solicitation of proxies or otherwise.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

     The information contained under the section captioned "Market and Dividend Information" in the Company's 1999 Annual Report to Shareholders (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

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

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning the Board of Directors of the Company, the information contained under the section captioned "Election of Directors" in the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

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

               1.   Report of Independent Accountants.

               2.   Consolidated Balance Sheets - December 31, 1999 and 1998.

               3. Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997.

               4. Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997.

               5. Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.

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

     (a)(3) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

                  Exhibit No. 3.  Articles of Incorporation and Bylaws
                                  ------------------------------------

                           (i) Amended and Restated Charter, effective June 18, 1998 -- incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                           (ii) Amended and Restated Bylaws -- incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998

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

                  Exhibit No. 11. Statement re Computation of Per Share Earnings
                                  ----------------------------------------------

                                   (Incorporated by reference to Note 18 of the Notes to Consolidated Financial Statements).

                  Exhibit No. 13. Annual Report to Shareholders
                                  -----------------------------

                                  Except  for  those  portions  of   the  Annual
                                  Report to Shareholders for the year ended December 31, 1999, which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed "filed" as part of this Report.

                  Exhibit No. 21. Subsidiaries of the Registrant
                                  ------------------------------

                                  A list of subsidiaries of the Registrant is included as an exhibit to this Report.

                  Exhibit No. 23. Consent of PricewaterhouseCoopers LLP
                                  -------------------------------------

                  Exhibit No. 27. Financial Data Schedule (SEC Use Only)
                                  --------------------------------------

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

                                    GREENE COUNTY BANCSHARES, INC.


Date:   March 24, 2000              By: /s/ R. Stan Puckett
                                        ------------------------------
                                        R. Stan Puckett
                                        Director, President and
                                         Chief Executive Officer
                                         (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

SIGNATURE AND TITLE:                                      DATE:


/s/ R. Stan Puckett                                       March 24, 2000
------------------------------------------------------
R. Stan Puckett
Director, President and Chief
  Executive Officer
  (Principal Executive Officer)


/s/ William F. Richmond                                   March 24, 2000
------------------------------------------------------
William F. Richmond
Senior Vice President and
  Chief Financial Officer
  (Principal Financial and Accounting Officer)


/s/ Ralph T. Brown                                        March 24, 2000
------------------------------------------------------
Ralph T. Brown
Chairman of the Board


/s/ Phil M. Bachman, Jr.                                  March 24, 2000
------------------------------------------------------
Phil M. Bachman, Jr.
Director


/s/ Charles S. Brooks                                     March 24, 2000
------------------------------------------------------
Charles S. Brooks
Director


/s/ W.T. Daniels                                          March 24, 2000
------------------------------------------------------
W.T. Daniels
Director

/s/ J.W. Douthat                                          March 24, 2000
------------------------------------------------------
J.W. Douthat
Director


/s/ James A. Emory                                        March 24, 2000
------------------------------------------------------
James A. Emory
Director


/s/ Jerald K. Jaynes                                      March 24, 2000
------------------------------------------------------
Jerald K. Jaynes
Director


/s/ Terry Leonard                                         March 24, 2000
------------------------------------------------------
Terry Leonard
Director


/s/ H.J. Moser III                                        March 24, 2000
------------------------------------------------------
H.J. Moser, III
Director


/s/ Davis Stroud                                          March 24, 2000
------------------------------------------------------
Davis Stroud
Director