Form 10-Q
period 2000-03-31
GREENE COUNTY BANCSHARES INC
filed 2000-05-10
CIK 764402

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

For Quarter ended March 31, 2000                     Commission File Number
                                                            0-14289


                         GREENE COUNTY BANCSHARES, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)



          Tennessee                                     62-1222567
-------------------------------                   ----------------------
(State or other jurisdiction of                 (IRS Employer Identification
incorporated or organization)                            Number)


Main & Depot Street
Greeneville, Tennessee                                      37743
---------------------------------                    ---------------------
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

                                    Yes X   No ____

Indicate the number or shares outstanding of each of the Issuers classes of common stock as of the latest practicable date: 1,363,652.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Registrant and its wholly-owned subsidiaries are as follows:

     Condensed  Consolidated  Balance  Sheets - March 31, 2000 and  December 31,
     1999.

     Condensed Consolidated Statements of Income - For the three months ended March 31, 2000 and 1999.

     Condensed Consolidated Statement of Stockholders' Equity - For the three months ended March 31, 2000.

     Condensed Consolidated Statements of Cash Flows - For the three months ended March 31, 2000 and 1999.

     Notes to Condensed Consolidated Financial Statements.

                         GREENE COUNTY BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                                                             (UNAUDITED)
                                                                              MARCH 31,        DECEMBER 31,
                                                                                2000               1999*
                                                                          ----------------   --------------
                                                                                    (IN THOUSANDS)
                                                                          ---------------------------------
                                            ASSETS
                                            ------

    Cash and Due from Banks                                               $     24,703         $     44,555
    Federal Funds Sold                                                          45,300                    0
    Securities available-for-sale                                               44,945               20,726
    Securities held-to-maturity (with a market value of $3,057
      on March 31, 2000 and $3,326 on December 31, 1999).                        3,060                3,321
    Federal Home Loan Bank stock                                                 3,888                3,477
    Bankers Bank Stock                                                             144                  144
    Loans                                                                      586,727              557,229
      Less: Allowance for Loan Losses                                           10,615               10,332
                                                                            -----------          -----------
      NET LOANS                                                                576,112              546,897
                                                                            -----------          -----------
    Bank Premises and Equipment, Net of
        Accumulated Depreciation                                                20,430               18,106

    Other Assets                                                                18,626               18,786
                                                                          ------------         ------------
         TOTAL ASSETS                                                     $    737,208         $    656,012
                                                                          ============         ============

                             LIABILITIES AND SHAREHOLDERS' EQUITY
                             ------------------------------------

    Deposits                                                              $    578,397         $    522,382
    Federal Funds Purchased                                                          0               11,620
    Securities Sold under Repurchase Agreements                                  5,582                2,961
    Other Borrowings                                                            80,191               46,309
    Other Liabilities                                                           10,629               11,968
                                                                          ------------         ------------
        TOTAL LIABILITIES                                                      674,799              595,240
                                                                          ------------         ------------

                                     SHAREHOLDERS' EQUITY
                                     --------------------

    Common Stock, par value $10, authorized 5,000,000 shares;
        issued and outstanding 1,363,043 and 1,359,647 shares at
        March 31, 2000 and December 31, 1999, respectively                      13,630               13,596
    Paid in Capital                                                              4,795                4,479
    Retained Earnings                                                           44,056               42,715
    Accumulated Other Comprehensive Income (Loss)                                  (72)                 (18)
                                                                          ------------         ------------
        TOTAL SHAREHOLDERS' EQUITY                                              62,409               60,772
                                                                          ------------         ------------
        TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                          $    737,208         $    656,012
                                                                          ============         ============

* Condensed from Audited Financial Statements.
See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                              ------------------------------------
                                                                   2000                1999
                                                              ---------------     ----------------

    INTEREST INCOME:
    ----------------
      Interest and Fees on Loans                              $       14,682       $       13,020
      Interest on Investment Securities                                  859                  409
      Interest on Federal Funds Sold and Other
        Interest-earning Deposits                                         44                  199
                                                              ---------------     ----------------
                                     TOTAL INTEREST INCOME            15,585               13,628
                                                              ---------------     ----------------

    INTEREST EXPENSE:
    -----------------
      Interest on Deposits                                             5,229                4,505
      Interest on Borrowings                                             832                  169
                                                              ---------------     ----------------
                                    TOTAL INTEREST EXPENSE             6,061                4,674
                                                              ---------------     ----------------

                                       NET INTEREST INCOME             9,524                8,954

    Provision for Loan Losses                                          1,717                  801
                                                              ---------------     ----------------

         NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES                                   7,807                8,153
                                                              ---------------     ----------------

    NONINTEREST INCOME:
    -------------------
      Service Charges, Commissions and Fees                            1,111                1,372
      Other Income                                                       356                  329
                                                              ---------------     ----------------
                                  TOTAL NONINTEREST INCOME             1,467                1,701
                                                              ---------------     ----------------
    NONINTEREST EXPENSE:
    --------------------
      Salaries and Benefits                                            3,871                3,145
      Occupancy and Furniture and Equipment Expense                      828                  733
      Other Expenses                                                   1,567                1,715
                                                              ---------------     ----------------
                                 TOTAL NONINTEREST EXPENSE             6,266                5,593
                                                              ---------------     ----------------

         INCOME BEFORE INCOME TAXES                                    3,008                4,261

    Income Taxes                                                         851                1,606
                                                              ---------------     ----------------
         NET INCOME                                           $        2,157      $         2,655
                                                              ===============     ================

    PER SHARE OF COMMON STOCK:
    --------------------------
      Net Income, Basic                                                $1.59                $1.96
                                                                       ======               =====
      Net Income, Assuming Dilution                                    $1.57                $1.94
                                                                       ======               =====
      Dividends                                                        $0.60                $0.56
                                                                       ======               =====

See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                       ACCUMULATED
                                                                                                          OTHER
                                                                                                      COMPREHENSIVE
                                                       COMMON          PAID IN           RETAINED        INCOME
                                                       STOCK           CAPITAL           EARNINGS        (LOSS)          TOTAL
                                                    ------------     ------------     ------------  ------------     -----------
   JANUARY 1, 2000                                  $     13,596     $      4,479    $     42,715   $       (18)     $    60,772

     Net income                                                -                -           2,157             -            2,157
     Other comprehensive income (loss), net of tax:            -                -               -           (54)             (54)
                                                                                                                     -----------
        Comprehensive income                                                                                               2,103

     Dividends paid                                            -                -            (816)            -             (816)
     Exercise of stock options                                34              316               -             -              350
                                                    ------------     ------------    ------------   -----------      -----------
   MARCH 31, 2000                                   $     13,630     $      4,795    $     44,056   $       (72)     $    62,409
                                                    ============     ============    ============   ===========      ===========

See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
                                 (In Thousands)

                                                                                  MARCH 31,         MARCH 31,
                                                                                    2000              1999
                                                                               --------------    --------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
      Net Income                                                             $      2,157        $       2,655
      Adjustments to reconcile net income to
        net cash provided by operating activities:
          Provision for loan losses                                                 1,717                  801
          Depreciation and amortization                                               345                  312
          Amortization of premiums on securities, net of accretion                    (61)                  87
          Loans originated for sale                                                (7,296)             (19,425)
          Proceeds from loans originated for sale                                   6,663               19,110
          Net realized (gain) loss on sale of loans originated for sale               (48)                (211)
          Loss on other real estate owned                                              59                    0
          Decrease (increase) in other assets, net of intangibles                     149               (1,267)
          Decrease in accrued interest payable and other liabilities               (1,938)              (1,403)
                                                                              ------------        -------------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                              1,747                  659
                                                                              ------------        -------------
    CASH FLOWS FROM INVESTING ACTIVITIES:
      Net (increase) in securities and other interest-earning                     (24,398)              (5,933)
      Net originations of loans held-to-maturity                                  (30,586)              (8,565)
      Improvements in other real estate owned and proceeds from
        sales of other real estate owned, net                                         868                 (246)
      Fixed asset additions                                                        (2,615)                (907)
                                                                              ------------        -------------
             NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                     (56,731)             (15,651)
                                                                              ------------        -------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in deposits                                                     56,015               46,452
      Decrease in federal funds purchased                                         (11,620)              (4,800)
      Increase in securities sold under repurchase agreements                       2,621                3,272
      Increase (decrease) in other borrowings, net                                 33,882              (20,090)
      Proceeds from issuance of common stock                                          350                   63
      Cash dividends paid                                                            (816)                (760)
                                                                              ------------        -------------
             NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                      80,432               24,137
                                                                              ------------        -------------
    NET INCREASE IN CASH AND CASH EQUIVALENTS                                      25,448                9,145
                                                                              ------------        -------------
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               44,555               43,892
                                                                              ------------        -------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $     70,003        $      53,037
                                                                              ============        =============

See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

1-PRINCIPLES OF CONSOLIDATION
-----------------------------

The accompanying unaudited condensed consolidated financial statements of Greene County Bancshares, Inc. (the "Company") and its wholly owned subsidiary, Greene County Bank (the "Bank"), have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit and the results of operations for the interim period herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain amounts from prior period financial statements have been reclassified to conform to the current year's presentation.

2-ALLOWANCE FOR LOAN LOSSES
---------------------------

Transactions in the Allowance for Loan Losses for the three months ended March 31, 2000 were as follows:

                                                         In
                                                      Thousands
                                                    ------------

Balance, January 1, 2000                           $    10,332

Add (Deduct):
  Charge-offs                                           (1,685)
  Recoveries                                               251
  Provisions                                             1,717
                                                    ------------

Balance, March 31, 2000                            $    10,615
                                                    ============

3-NET INCOME PER SHARE OF COMMON STOCK
--------------------------------------

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

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three months ended March 31, 2000 and 1999:

                                                                THREE MONTHS ENDED MARCH 31,
                                     ---------------------------------------------------------------------------
                                                   2000                                     1999
                                     ------------------------------------     ----------------------------------
                                                            (DOLLAR AMOUNTS IN THOUSANDS)
                                        INCOME             SHARES                  INCOME            SHARES
                                      (NUMERATOR)       (DENOMINATOR)            (NUMERATOR)     (DENOMINATOR)

    BASIC EPS
    Income available to
      common shareholders               $2,157            1,360,431                $2,655          1,357,861

    EFFECT OF DILUTIVE SECURITIES
    Stock options outstanding              -               11,206                     -              9,183
                                     ---------------------------------------------------------------------------

    DILUTED EPS
    Income available to common
      shareholders plus assumed
      conversions                       $2,157            1,371,637                $2,655          1,367,044
                                     ===========================================================================

4-SEGMENT INFORMATION
---------------------

The Company's principal business consists of operating through the Bank to attract deposits from the general public and invest those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial loans, commercial real estate loans, consumer loans and single-family mortgage loans. In addition, the Bank has four wholly-owned subsidiaries: a consumer finance business, a mortgage banking operation, a subprime automobile lending operation and a title insurance business. Collectively, these subsidiaries have sufficient revenue to constitute a separate segment of the business of the Company. These subsidiaries have been disclosed below in the "other" column, as they do not meet the quantitative threshold for disclosure on an individual basis.

Intersegment revenues and expenses are accounted for as if they were received from or incurred to third parties at current market prices.

The reportable segments are strategic business units that offer different products and services. They are managed separately because each requires different marketing strategies.

SEGMENT INFORMATION:
--------------------

THREE MONTHS ENDED MARCH 31, 2000     BANK      OTHER    ELIMINATIONS   TOTAL
---------------------------------     ----      -----    ------------   -----

Interest income                     $ 13,870   $  2,642    $   (927)   $ 15,585
Interest expense                       6,061        927        (927)      6,061
                                    --------   --------    --------    --------
NET INTEREST INCOME                 $  7,809   $  1,715    $      0    $  9,524
                                    ========   ========    ========    ========

Provision for loan losses           $    300   $  1,417    $      0    $  1,717
Noninterest income                       998        548         (79)      1,467
Noninterest expense                    4,816      1,529         (79)      6,266
Income tax expense                     1,156       (305)          0         851
                                    --------   --------    --------    --------

SEGMENT NET INCOME                  $  2,535   $   (378)   $      0    $  2,157
                                    ========   ========    ========    ========

SEGMENT ASSETS                      $733,795   $ 44,093    $(40,680)   $737,208
                                    ========   ========    ========    ========



THREE MONTHS ENDED MARCH 31, 1999     BANK      OTHER    ELIMINATIONS   TOTAL
---------------------------------     ----      -----    ------------   -----

Interest income                     $ 11,479   $  2,965    $   (816)   $ 13,628
Interest expense                       4,674        816        (816)      4,674
                                    --------   --------    --------    --------
NET INTEREST INCOME                 $  6,805   $  2,149    $      0    $  8,954
                                    ========   ========    ========    ========

Provision for loan losses           $    307   $    494    $      0    $    801
Noninterest income                       900        847         (46)      1,701
Noninterest expense                    3,999      1,640         (46)      5,593
Income tax expense                     1,328        278           0       1,606
                                    --------   --------    --------    --------

SEGMENT NET INCOME                  $  2,071   $    584    $      0    $  2,655
                                    ========   ========    ========    ========

SEGMENT ASSETS                      $593,259   $ 49,492    $(48,720)   $594,031
                                    ========   ========    ========    ========

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

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company's primary source of liquidity is dividends paid by the Banks. Applicable Tennessee statutes and regulations impose restrictions on the amount of dividends that may be declared by the subsidiary Banks. Further, any dividend payments are subject to the continuing ability of each of the Banks to maintain their respective compliance with minimum federal regulatory capital requirements and to retain their characterization under federal regulations as "well-capitalized" institutions. In addition, the Company maintains lines of credit totaling $45 million with the Federal Home Loan Bank of Cincinnati, of which $27 million was available at March 31, 2000. The Company also maintains federal funds lines of credit totaling $45 million at six correspondent banks.

     The Company's liquid assets include investment securities, federal funds sold and other interest-earning deposits, and cash and due from banks. Including securities pledged to collateralize municipal deposits, these assets represented 18.4% of the total liquidity base at March 31, 2000, as compared to 12.4% at December 31, 1999. The liquidity base is generally defined to include deposits, securities sold under repurchase agreements and short-term borrowed funds and other borrowings.

     For the three months ended March 31, 2000, operating activities of the Company provided $1,747,000 of cash flows. Net income of $2,157,000, adjusted for non-cash operating activities, including $1,717,000 in provision for loan losses, a $633,000 increase in loans held for sale, and amortization and depreciation of $345,000, provided the majority of the cash generated from operations.

     Investing activities, including lending, used $56,731,000 of the Company's cash flow during the three months ended March 31, 2000. The Company's increase in investment securities and other interest-earning deposits used $24,398,000 in cash flows, while the net increase in loans originated net of principal collected used $30,586,000 in cash inflows.

     Financing activities provided $80,432,000 of the Company's cash flow during the three months ended March 31, 2000. Net deposit growth and the increase in other borrowings provided $56,015,000 and $33,882,000 in cash inflows, respectively. Cash dividends paid to shareholders used $816,000 in cash flows.

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

     Shareholders' equity on March 31, 2000 was $62,409,000, an increase of $1,637,000 or 2.69%, from $60,772,000 on December 31, 1999. The increase in shareholders' equity reflects net income for the three months ended March 31, 2000 of $2,157,000 ($1.57 per share, assuming dilution) and proceeds from the exercise of stock options during the three months ended March 31, 2000 totaling $350,000. This increase was offset by quarterly dividend payments during the three months ended March 31, 2000 totaling $816,000 ($.60 per share) and the reduction in equity associated with the decrease in the value of securities available for sale of $54,000.

     Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of stockholders' equity, less goodwill). At March 31, 2000, the Company and the Banks each satisfied their respective minimum regulatory capital requirements, and each of the Banks was "well-capitalized" within the meaning of federal regulatory requirements.

===========================================================================
                      Capital Ratios at March 31, 2000
---------------------------------------------------------------------------
                                       Required
                                        Minimum      Company        Bank
                                         Ratio
--------------------------------- ------------- ------------- -------------
  Tier 1 risk-based capital              4.00%        10.97%        11.10%
--------------------------------- ------------- ------------- -------------
   Total risk-based capital              8.00%        12.23%        12.35%
--------------------------------- ------------- ------------- -------------
        Leverage Ratio                   4.00%         8.95%         9.05%
================================= ============= ============= =============

CHANGES IN RESULTS OF OPERATIONS

     NET INCOME. Net income for the three months ended March 31, 2000 was $2,157,000, a decrease of $498,000 or 18.76% as compared to net income of $2,655,000 for the same period in 1999. The decrease resulted principally from an increase in provision for loan losses of $916,000, or 114.4%, to $1,717,000 for the three months ended March 31, 2000 from $801,000 for the same period in 1999. The increase in provisions principally reflects additional provisions at Superior Financial resulting from increased loan charge-offs stemming from Superior Financial's implementation of new credit regulations applying to bank-owned consumer finance subsidiaries. Further contributing to the decrease in net income was the $673,000, or 12.0%, increase in non-interest expense to $6,266,000 for the three months ended March 31, 2000 from $5,593,000 for the same period in 1999, attributable primarily to increasing compensation and occupancy and furniture and equipment expenses associated with the growth of the Company's branch network. Also, the decline in non-interest income of $234,000, or 13.8%, from $1,701,000 for the quarter ended March 31, 1999 to $1,467,000 for the same period in 2000, further contributed to the decrease in net income. These expense increases were offset, in part, by an increase in net interest income of $570,000, or 6.4%, to $9,524,000 for the three months ended March 31, 2000 from $8,954,000 for the same period in 1999. The increase in net interest income primarily reflects the Company's continued growth in loan production for the three months ended March 31, 2000, as compared to the same period in 1999, through its expanding branch network, primarily through increases in commercial and commercial real estate loans.

Finally, net income was enhanced by a decrease of $755,000, or 47.0%, in income tax expense to $851,000 for the three months ended March 31, 2000 from $1,606,000 for the same period in 1999, resulting primarily from lower pre-tax income and an updating of the Company's estimated tax liability.

     NET INTEREST INCOME. The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of interest-earning assets and interest-bearing liabilities, which are affected in part by management's responses to changes in interest rates through asset/liability management. During the three months ended March 31, 2000, net interest income was $9,524,000 as compared to $8,954,000 for the same period in 1999, an increase of 6.4%. This increase was due primarily to an increase in volume of average interest-earning assets, including an increase in loan originations primarily in the Bank.

     PROVISION FOR LOAN LOSSES. During the three month period ended March 31, 2000, loan charge-offs were $1,685,000 and recoveries of charged-off loans were $251,000. The Company's provision for loan losses increased to $1,717,000 for the three months ended March 31, 2000, from $801,000 for the same period in 1999. The increase is primarily the result of Superior Financial's implementation of new credit regulations governing bank-owned consumer finance subsidiaries. In addition, the increase reflects increased loan volume in the Bank and GCB Acceptance, the Bank's subprime automobile lending subsidiary. As a result, the Company's allowance for loan losses increased by $283,000 to $10,615,000 at March 31, 2000 from $10,332,000 at December 31, 1999. The ratio of the allowance for loan losses to nonperforming assets was 163.38% and 163.48% at March 31, 2000 and December 31, 1999, respectively, and the ratio of nonperforming assets to total assets was .88% and .96% at March 31, 2000 and December 31, 1999, respectively.

     NON-INTEREST INCOME. Income that is not related to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important supplement to the traditional method of earning income through interest rate spreads.

     Total non-interest income for the three months ended March 31, 2000 was $1,467,000 as compared to $1,701,000 for the same period in 1999, a decrease of $234,000, or 13.8%. The largest component of non-interest income is service charges, commissions and fees, which totaled $1,111,000 for the three months ended March 31, 2000 as compared to $1,372,000 for the same period in 1999. This decrease of 19.0% primarily reflects a reduction in commissions and fees at Superior Mortgage and Superior Financial as a result of a rising interest rate environment and a resulting reduction in loan originations.

     NON-INTEREST EXPENSE. Control of non-interest expense also is an important aspect in managing net income. Non-interest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total non-interest expense was $6,266,000 for the three months ended March 31, 2000 compared to $5,593,000 for the same period in 1999. Primarily as a result of this increase in non-interest expense, the Company's efficiency ratio was adversely affected, as the ratio increased from 52.56% at March 31, 1999 to 57.01% at March 31, 2000. The efficiency ratio illustrates how much it cost the Company to generate revenue; for example, it cost the Company 57.01 cents to generate one dollar of revenue for the three months ended March 31, 2000.

     Personnel costs are the primary element of the Company's non-interest expenses. For the three months ended March 31, 2000, salaries and benefits represented $3,871,000 or 61.8% of total noninterest expenses. This was an increase of $726,000 or 23.1% over the $3,145,000 for the three months ended March 31, 1999. At March 31, 1999, salaries and benefits represented 56.2% of total noninterest expenses. These increases were due to opening new branches and strengthening certain operational areas, which required increased staff at varying experience and compensation levels and increased employee benefit costs. Overall, the number of full-time equivalent employees at March 31, 2000 was 378 versus 331 at March 31, 1999, an increase of 14.2%.

     Occupancy and furniture and equipment expense also increased during the three months ended March 31, 2000 compared to the same period in 1999 as the Company increased its size to 47 branches at March 31, 2000 from 35 branches at March 31, 1999.

     Other expenses decreased by $148,000, or 8.6%, from the three months ended March 31, 2000 to the same period in 1999, reflecting somewhat lower charitable contributions and certain professional fees.

CHANGES IN FINANCIAL CONDITION

     Total assets at March 31, 2000 were $737.2 million, an increase of $81.2 million, or 12.4%, over 1999's year-end total assets of $656.0 million. The increase in assets was reflective of the increase in loans and federal funds sold, funded by both an increase in deposits and other borrowings.

     At March 31, 2000, loans, net of unearned income and allowance for loan losses, were $576.1 million compared to $546.9 million at December 31, 1999, an increase of $29.2 million, or 5.3% from December 31, 1999. The increase in loans during the first quarter of 2000 is primarily due to an increase in commercial and commercial real estate loans generated primarily by additional branches and lenders, first-hand knowledge of the local lending markets and competitive loan rates.

     Non-performing loans include non-accrual and classified loans. The Company has a policy of placing loans 90 days delinquent in non-accrual status and charging them off at 120 days past due. Other loans past due that are well secured and in the process of collection continue to be carried on the Company's balance sheet. The Company has aggressive collection practices in which senior management is heavily involved. Nonaccrual loans increased by $1,352,000 during the three month period ended March 31, 2000.

     The Company maintains an investment portfolio to provide liquidity and earnings. Investments at March 31, 2000 with an amortized cost of $48.0 million had a market value of $48.0 million. At year-end 1999, investments with an amortized cost of $24.0 million had a market value of $24.1 million. This increase, funded by borrowings from the Federal Home Loan Bank of Cincinnati ("FHLB"), was the result of management's decision to restructure its method of collateralizing public deposits which allowed for an increase in net interest income with minimal interest rate risk.

     In planning for the funding of the additional loan demand which developed during the first quarter of 2000, the Company became aggressive in soliciting deposits. As a result, deposits, which are the primary funding mechanism for the Company's assets, increased $56.0 million, or 10.7%, to $578.4 million at March 31, 2000 compared to $522.4 million at December 31, 1999. Most of this increase occurred in higher-costing certificate of deposits. This increase in deposits was used principally to fund loan demand and to increase overall liquidity.

EFFECT OF NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

Date: 5/9/00                 Greene County Bancshares, Inc.
     --------                ------------------------------
                                   Registrant

Date: 5/9/00                  /s/  R. Stan Puckett
     --------                ---------------------------
                                   R. Stan Puckett
                                   President and CEO
                                   (Duly authorized officer)

Date: 5/9/00                  /s/  William F. Richmond
     -------                 ---------------------------
                                   William F. Richmond
                                   Sr. Vice President and Chief Financial
                                   Officer (Principal financial and accounting
                                   officer)