Form 10-Q
period 2000-06-30
GREENE COUNTY BANCSHARES INC
filed 2000-08-11
CIK 764402

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

For Quarter ended June 30, 2000                     Commission File Number
                                                           0-14289


                         GREENE COUNTY BANCSHARES, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)


                Tennessee                                 62-1222567
--------------------------------------------       ----------------------------
(State or other jurisdiction of                    (IRS Employer Identification
incorporated or organization)                      Number)


Main & Depot Street
Greeneville, Tennessee                                       37743
---------------------------------                    ---------------------
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

                                    Yes X No _____

Indicate the number or shares outstanding of each of the Issuers classes of common stock as of the latest practicable date: 1,363,652.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The unaudited condensed consolidated financial statements of the Registrant and its wholly owned subsidiaries are as follows:

     Condensed  Consolidated  Balance  Sheets - June 30, 2000 and  December  31,
     1999.

     Condensed Consolidated Statements of Income - For the three and six months ended June 30, 2000 and 1999.

     Condensed Consolidated Statement of Stockholders' Equity - For the six months ended June 30, 2000.

     Condensed Consolidated Statements of Cash Flows - For the six months ended June 30, 2000 and 1999.

     Notes to Condensed Consolidated Financial Statements.

                         GREENE COUNTY BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999

                                                                        (UNAUDITED)
                                                                          JUNE 30,               DECEMBER 31,
                                                                            2000                     1999*
                                                                      ---------------           -------------
                                                                                    (IN THOUSANDS)
                                                                      ---------------------------------------
                                     ASSETS
                                     ------

     Cash and Due from Banks                                          $      24,906             $      44,555

     Federal Funds Sold                                                      10,460                         0

     Securities available-for-sale                                           44,032                    20,726
     Securities held-to-maturity (with a market value of $2,621
       on June 30, 2000 and $3,326 on December 31, 1999)                      2,625                     3,321

     Federal Home Loan Bank stock                                             3,959                     3,477

     Bankers Bank Stock                                                         144                       144

     Loans                                                                  605,102                   557,229

       Less: Allowance for Loan Losses                                       10,396                    10,332
                                                                       -------------             -------------

       NET LOANS                                                            594,706                   546,897
                                                                       -------------             -------------

     Bank Premises and Equipment, Net of

         Accumulated Depreciation                                            21,761                    18,106

     Other Assets                                                            19,020                    18,786
                                                                       -------------             -------------

          TOTAL ASSETS                                                $     721,613             $     656,012
                                                                       =============             =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

     Deposits                                                         $     581,517             $     522,382
     Federal Funds Purchased                                                      0                    11,620
     Securities Sold under Repurchase Agreements                              4,392                     2,961
     Other Borrowings                                                        62,111                    46,309
     Other Liabilities                                                        9,962                    11,968
                                                                       -------------             -------------
         TOTAL LIABILITIES                                                  657,982                   595,240
                                                                       -------------             -------------

                              SHAREHOLDERS' EQUITY
                              --------------------

     Common Stock, par value $10, authorized 5,000,000 shares;
       issued and outstanding 1,363,652 and 1,359,647 shares at
       June 30, 2000 and December 31, 1999, respectively                     13,637                    13,596
     Paid in Capital                                                          4,843                     4,479
     Retained Earnings                                                       45,132                    42,715
     Accumulated Other Comprehensive Income (Loss)                               19                       (18)
                                                                       -------------             -------------
         TOTAL SHAREHOLDERS' EQUITY                                          63,631                    60,772
                                                                       -------------             -------------
         TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $     721,613             $     656,012
                                                                       =============             =============

* Condensed from Audited Financial Statements.
See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  THREE AND MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                       JUNE 30,                           JUNE 30,
                                                           -------------------------------     ------------------------------
                                                                2000              1999             2000             1999
                                                           -------------      ------------     ------------     -------------
INTEREST INCOME:
----------------
  Interest and Fees on Loans                               $     15,384       $    12,799      $    30,066      $     25,819
  Interest on Investment Securities                                 880               349            1,739               758
  Interest on Federal Funds Sold and Other
    Interest-earning Deposits                                       383               462              427               661
                                                            ------------       -----------      -----------      ------------
         TOTAL INTEREST INCOME                                   16,647            13,610           32,232            27,238
                                                            ------------       -----------      -----------      ------------
INTEREST EXPENSE:
-----------------
  Interest on Deposits                                            5,933             4,788           11,162             9,293
  Interest on Borrowings                                            999               220            1,831               389
                                                            ------------       -----------      -----------      ------------
         TOTAL INTEREST EXPENSE                                   6,932             5,008           12,993             9,682
                                                            ------------       -----------      -----------      ------------

         NET INTEREST INCOME                                      9,715             8,602           19,239            17,556

Provision for Loan Losses                                         1,077               762            2,794             1,563
                                                            ------------       -----------      -----------      ------------

     NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                                  8,638             7,840           16,445            15,993
                                                            ------------       -----------      -----------      ------------

NONINTEREST INCOME:
-------------------
  Service Charges, Commissions and Fees                           1,236             1,143            2,347             2,515
  Other Income                                                      181               180              537               509
                                                            ------------       -----------      -----------      ------------
       TOTAL NONINTEREST INCOME                                   1,417             1,323            2,884             3,024
                                                            ------------       -----------      -----------      ------------
NONINTEREST EXPENSE:
--------------------
  Salaries and Benefits                                           4,172             3,357            8,043             6,502
  Occupancy and Furniture and Equipment Expense                     905               975            1,733             1,708
  Other Expenses                                                  1,859             1,492            3,426             3,207
                                                            ------------       -----------      -----------      ------------
         TOTAL NONINTEREST EXPENSE                                6,936             5,824           13,202            11,417
                                                            ------------       -----------      -----------      ------------

     INCOME BEFORE INCOME TAXES                                   3,119             3,339            6,127             7,600

Income Taxes                                                      1,225             1,051            2,076             2,657
                                                            ------------       -----------      -----------      ------------

     NET INCOME                                            $      1,894       $     2,288      $     4,051      $      4,943
                                                            ============       ===========      ===========      ============

PER SHARE OF COMMON STOCK:
-------------------------
  Net Income, Basic                                               $1.39             $1.68            $2.98             $3.64
                                                                  =====             =====            =====             =====
  Net Income, Assuming Dilution                                   $1.38             $1.67            $2.95             $3.61
                                                                  =====             =====            =====             =====
  Dividends                                                       $0.60             $0.56            $1.20             $1.12
                                                                  =====             =====            =====             =====

See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   ACCUMULATED
                                                                                      OTHER
                                                                                   COMPREHENSIVE
                                                    COMMON     PAID IN   RETAINED     INCOME
                                                    STOCK      CAPITAL   EARNINGS     (LOSS)     TOTAL
                                                    -----      -------   --------     ------     -----
JANUARY 1, 2000                                    $ 13,596   $  4,479   $ 42,715    $    (18)   $ 60,772

  Net income                                             --         --      4,051          --       4,051

  Other comprehensive income (loss), net of tax:         --         --         --          37          37
                                                                                                 --------
     Comprehensive income                                                                           4,088
  Tax benefit from exercise of nonincentive
     stock options                                                  23                                 23

  Dividends paid                                         --         --     (1,634)         --      (1,634)

  Exercise of stock options                              41        341         --          --         382
                                                   --------   --------   --------    --------    --------
JUNE 30, 2000                                      $ 13,637   $  4,843   $ 45,132    $     19    $ 63,631
                                                   ========   ========   ========    ========    ========

See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                                 (In Thousands)

                                                                     JUNE 30,     JUNE 30,
                                                                       2000         1999
                                                                       ----         ----
NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Net Income                                                         $  4,051    $  4,943
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Provision for loan losses                                         2,794       1,563
      Depreciation and amortization                                       754         653
      Amortization of premiums on securities, net of accretion            111         173
      Loans originated for sale                                       (18,653)    (36,673)
      Proceeds from loans originated for sale                          17,363      37,070
      Net realized (gain) on sale of loans originated for sale            (93)       (365)
      (Gain)Loss on sale of fixed assets                                   (9)        199
      Loss on other real estate owned                                     227           0
      Decrease (increase) in other assets, net of intangibles              30      (2,408)
      Decrease in accrued interest payable and other liabilities       (3,165)     (1,033)
                                                                     --------    --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                    3,410       4,122
                                                                     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in securities and other interest-earning    (23,144)      1,389
  Net originations of loans held-to-maturity                          (50,158)    (21,276)
  Improvements in other real estate owned and proceeds from
    sales of other real estate owned, net                               1,500        (537)
  Proceeds from sale of fixed assets                                       35         401
  Fixed asset additions                                                (4,327)     (1,656)
                                                                     --------    --------
           NET CASH USED BY INVESTING ACTIVITIES                      (76,094)    (21,679)
                                                                     --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                             59,135      46,882
  Decrease in federal funds purchased                                 (11,620)     (4,800)
  Increase in securities sold under repurchase agreements               1,431       2,892
  Increase (decrease) in other borrowings, net                         15,802     (20,165)
  Proceeds from issuance of common stock                                  381         104
  Cash dividends paid                                                  (1,634)     (1,521)
                                                                     --------    --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                   63,495      23,392
                                                                     --------    --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (9,189)      5,835
                                                                     --------    --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       44,555      43,892
                                                                     --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 35,366    $ 49,727
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

2-ALLOWANCE FOR LOAN LOSSES
---------------------------

Transactions in the Allowance for Loan Losses for the six months ended June 30, 2000 were as follows:

                                                               In
                                                            Thousands
                                                        ------------------

Balance, January 1, 2000                           $         10,332

Add (Deduct):
  Charge-offs                                                (3,258)
  Recoveries                                                    528
  Provisions                                                  2,794
                                                        ------------------

Balance, June 30, 2000                             $         10,396
                                                        ==================

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

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2000 and 1999:

                                                                   THREE MONTHS ENDED JUNE 30,
                                         -------------------------------------------------------------------------
                                                         2000                                   1999
                                         ------------------------------------     --------------------------------
                                                               (DOLLAR AMOUNTS IN THOUSANDS)

                                                INCOME         SHARES                  INCOME          SHARES
                                              (NUMERATOR)   (DENOMINATOR)            (NUMERATOR)   (DENOMINATOR)
    BASIC EPS
    Income available to
      common shareholders                       $1,894        1,363,491                $2,288        1,358,110

    EFFECT OF DILUTIVE SECURITIES
    Stock options outstanding                        -           10,094                     -           10,229
                                         -------------------------------------------------------------------------
    DILUTED EPS
    Income available to common
      shareholders plus assumed
      conversions                               $1,894        1,373,585                $2,288        1,368,339
                                         =========================================================================


                                                                     SIX MONTHS ENDED JUNE 30,
                                         -------------------------------------------------------------------------
                                                         2000                                   1999
                                         ------------------------------------     --------------------------------
                                                               (DOLLAR AMOUNTS IN THOUSANDS)

                                                INCOME         SHARES                  INCOME          SHARES
                                              (NUMERATOR)   (DENOMINATOR)            (NUMERATOR)   (DENOMINATOR)

    BASIC EPS
    Income available to
      common shareholders                       $4,051        1,361,961                $4,943        1,357,986

    EFFECT OF DILUTIVE SECURITIES
    Stock options outstanding                        -           10,650                     -           10,323
                                         -------------------------------------------------------------------------

    DILUTED EPS
    Income available to common
      shareholders plus assumed
      conversions                               $4,051        1,372,611                $4,943        1,368,309
                                         =========================================================================

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

SEGMENT INFORMATION:
--------------------
THREE MONTHS ENDED JUNE 30, 2000               BANK              OTHER         ELIMINATIONS          TOTAL
--------------------------------          --------------    --------------    --------------    --------------
Interest income                          $        15,075   $         2,588   $        (1,016)  $        16,647
Interest expense                                   6,883             1,065            (1,016)            6,932
                                           --------------    --------------    --------------    --------------
NET INTEREST INCOME                      $         8,192   $         1,523   $             0   $         9,715
                                           ==============    ==============    ==============    ==============

Provision for loan losses                $           300   $           777   $             0   $         1,077
Noninterest income                                 1,084               377               (44)            1,417
Noninterest expense                                5,400             1,580               (44)            6,936
Income tax expense                                 1,395              (170)                0             1,225
                                           --------------    --------------    --------------    --------------
SEGMENT NET INCOME (LOSS)                $         2,181   $          (287)  $             0   $         1,894
                                           ==============    ==============    ==============    ==============
SEGMENT ASSETS                           $       718,007   $        45,657   $       (42,051)  $       721,613
                                           ==============    ==============    ==============    ==============

THREE MONTHS ENDED JUNE 30, 1999               BANK              OTHER         ELIMINATIONS          TOTAL
--------------------------------          --------------    --------------    --------------    --------------
Interest income                          $        11,751   $         2,754   $          (895)  $        13,610
Interest expense                                   4,959               944              (895)            5,008
                                           --------------    --------------    --------------    --------------
NET INTEREST INCOME                      $         6,792   $         1,810   $             0   $         8,602
                                           ==============    ==============    ==============    ==============

Provision for loan losses                $           306   $           456   $             0   $           762
Noninterest income                                 1,001               395               (73)            1,323
Noninterest expense                                4,355             1,542               (73)            5,824
Income tax expense                                   966                85                 0             1,051
                                           --------------    --------------    --------------    --------------
SEGMENT NET INCOME                       $         2,166   $           122   $             0   $         2,288
                                           ==============    ==============    ==============    ==============
SEGMENT ASSETS DECEMBER 31, 1999         $       652,752   $        44,592   $       (41,332)  $       656,012
                                           ==============    ==============    ==============    ==============

SIX MONTHS ENDED JUNE 30, 2000                 BANK              OTHER         ELIMINATIONS          TOTAL
------------------------------            --------------    --------------    --------------    --------------
Interest income                          $        28,945   $         5,230   $        (1,943)  $        32,232
Interest expense                                  12,944             1,992            (1,943)           12,993
                                           --------------    --------------    --------------    --------------
NET INTEREST INCOME                      $        16,001   $         3,238   $             0   $        19,239
                                           ==============    ==============    ==============    ==============

Provision for loan losses                $           600   $         2,194   $             0   $         2,794
Noninterest income                                 2,082               925              (123)            2,884
Noninterest expense                               10,216             3,109              (123)           13,202
Income tax expense                                 2,551              (475)                0             2,076
                                           --------------    --------------    --------------    --------------
SEGMENT NET INCOME (LOSS)                $         4,716   $          (665)  $             0   $         4,051
                                           ==============    ==============    ==============    ==============
SEGMENT ASSETS                           $       718,007   $        45,657   $       (42,051)  $       721,613
                                           ==============    ==============    ==============    ==============

SIX MONTHS ENDED JUNE 30, 1999                 BANK              OTHER         ELIMINATIONS          TOTAL
------------------------------            --------------    --------------    --------------    --------------
Interest income                          $        23,230   $         5,719   $        (1,711)  $        27,238
Interest expense                                   9,633             1,760            (1,711)            9,682
                                           --------------    --------------    --------------    --------------
NET INTEREST INCOME                      $        13,597   $         3,959   $             0   $        17,556
                                           ==============    ==============    ==============    ==============

Provision for loan losses                $           613   $           950   $             0   $         1,563
Noninterest income                                 1,901             1,242              (119)            3,024
Noninterest expense                                8,354             3,182              (119)           11,417
Income tax expense                                 2,294               363                 0             2,657
                                           --------------    --------------    --------------    --------------
SEGMENT NET INCOME                       $         4,237   $           706   $             0   $         4,943
                                           ==============    ==============    ==============    ==============
SEGMENT ASSETS DECEMBER 31, 1999         $       652,752   $        44,592   $       (41,332)  $       656,012
                                           ==============    ==============    ==============    ==============

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

     Effective July 1, 2000, the Company shifted the bulk of the operations of Superior Mortgage to the Bank in order to maximize efficiency and reduce overhead. Most of the assets and liabilities of Superior Mortgage, as well as the employees, were transferred to the Bank and the operations of Superior Mortgage will continue as a division of the Bank. The separate corporation which houses Superior Mortgage will continue in existence for an undetermined period of time during which certain operational and administrative issues will be finalized. Management has not, at this time, determined whether this separate corporation will be dissolved.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company's primary source of liquidity is dividends paid by the Bank. Applicable Tennessee statutes and regulations impose restrictions on the amount of dividends that may be declared by the Bank. Further, any dividend payments are subject to the continuing ability of the Bank to maintain its compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a "well-capitalized" institution. In addition, the Company maintains lines of credit totaling $45 million with the Federal Home Loan Bank of Cincinnati, of which $39 million was available at June 30, 2000. The Company also maintains federal funds lines of credit totaling $45 million at six correspondent banks.

     The Company's liquid assets include investment securities, federal funds sold and other interest-earning deposits, and cash and due from banks. Including securities pledged to collateralize municipal deposits, these assets represented 13.3% of the total liquidity base at June 30, 2000, as compared to 12.4% at December 31, 1999. The liquidity base is generally defined to include deposits, securities sold under repurchase agreements and short-term borrowed funds and other borrowings.

     For the six months ended June 30, 2000, operating activities of the Company provided $3,410,000 of cash flows. Net income of $4,051,000, adjusted for non-cash operating activities, including $2,794,000 in provision for loan losses, a $1,290,000 increase in loans originated for sale, net of proceeds from the sale of such loans, and amortization and depreciation of $754,000, provided the majority of the cash generated from operations.

     Investing activities, including lending, used $76,094,000 of the Company's cash flow during the six months ended June 30, 2000. The Company's increase in investment securities and other interest-earning deposits used $23,144,000 in cash flows, while the net increase in loans originated net of principal collected used $50,158,000 in cash inflows.

     Financing activities provided $63,495,000 of the Company's cash flow during the six months ended June 30, 2000. Net deposit growth and the increase in other borrowings provided $59,135,000 and $15,802,000 in cash inflows, respectively. These inflows were offset, in part, by the $11,620,000 decrease in federal funds purchased. Further, cash dividends paid to shareholders used $1,634,000 in cash flows.

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

     Shareholders' equity on June 30, 2000 was $63,631,000, an increase of $2,859,000 or 4.70%, from $60,772,000 on December 31, 1999. The increase in shareholders' equity
primarily reflects net income for the six months ended June 30, 2000 of $4,051,000 ($2.95 per share, assuming dilution) and proceeds from the exercise of stock options during the six months ended June 30, 2000 totaling $382,000. This increase was offset by quarterly dividend payments during the six months ended June 30, 2000 totaling $1,634,000 ($1.20 per share).

     Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of stockholders' equity, less goodwill). At June 30, 2000, the Company and the Bank each satisfied their respective minimum regulatory capital requirements, and the Bank was "well-capitalized" within the meaning of federal regulatory requirements.

=========================================================================
                         Capital Ratios at June 30, 2000
-------------------------------------------------------------------------
                                     Required
                                      Minimum     Company       Bank
                                       Ratio
--------------------------------- ------------ ------------ ------------
   Tier 1 risk-based capital            4.00%       10.99%       11.12%
--------------------------------- ------------ ------------ ------------
    Total risk-based capital            8.00%       12.24%       12.38%
--------------------------------- ------------ ------------ ------------
         Leverage Ratio                 4.00%        8.64%        8.72%
========================================================================

CHANGES IN RESULTS OF OPERATIONS

     NET INCOME. Net income for the three and six months ended June 30, 2000 was $1,894,000 and $4,051,000, respectively, an decrease of $394,000, or 17.2% and
$892,000,  or 18.0%,  as compared to net income of  $2,288,000  and  $4,943,000, respectively, for the same periods in 1999. The decrease for the three months ended June 30, 2000 resulted primarily from an increase in non-interest expense of $1,112,000, or 19.1%, to $6,936,000 for the three months ended June 30, 2000 from $5,824,000 for the same period in 1999. This increase is reflective of increasing compensation and benefit expenses associated with the growth of the Company's branch network. Further, this increase in non-interest expense includes a $367,000 increase in other expenses, or 24.6%, to $1,859,000 for the three months ended June 30, 2000 from $1,492,000 for the same period in 1999. This increase primarily reflects increased losses on sale of real estate owned and other repossessed assets, as well as additional advertising and related expenses incurred with the growth of the Company's branch network and in association with the Company's aggressive solicitation of deposits. In addition, the decrease in net income for the three months ended June 30, 2000 reflects an increase in provision for loan losses of $315,000, or 41.3%, to $1,077,000 for the three months ended June 30, 2000 from $762,000 for the same period in 1999. The increase in provisions principally reflects additional provisions at Superior Financial resulting from increased loan charge-offs stemming from Superior Financial's implementation of new credit regulations applying to bank-owned consumer finance subsidiaries. This increase in provisions at Superior Financial is the primary reason for the decrease in "other" segment net income, set forth in Note 4 of the Notes to Condensed Consolidated Financial Statements, of $409,000, or 335.2%, to ($287,000) for the three months ended June 30, 2000 compared to $122,000 for the same period in the prior year. Finally, income tax expense increased $174,000, or 16.5%, to $1,225,000 for the three months ended June 30, 2000 from $1,051,000 for the same period in 1999, reflecting an updating of the Company's estimated tax liability in the second quarter of 1999. These expense increases were offset, in part, by an increase in net interest income of $1,113,000, or 12.9%, to $9,715,000 for the three months ended June 30, 2000 from $8,602,000 for the same period in 1999. The increase in net interest income primarily reflects the Company's continued growth in loan production for the three months ended June 30, 2000, as compared to the same period in 1999, through its expanding branch network, primarily through increases in commercial and commercial real estate loans.

The decrease for the six months ended June 30, 2000 resulted principally from an increase in non-interest expense of $1,785,000, or 15.6%, to $13,202,000 for the six months ended June 30, 2000 from $11,417,000 for the same period in 1999. The causal trends associated with this increase in non-interest expense are essentially the same as described above with respect to the three months ended June 30, 2000. In addition, the increase in provision for loan losses of $1,231,000, or 78.7%, to $2,794,000 for the six months ended June 30, 2000 from
$1,563,000 for the same period in 1999 further contributed to the decrease in net income. This increase in provisions reflects the same trends at Superior Financial described above in the discussion regarding the quarter ended June 30, 2000 and is the primary reason for the decrease in "other" segment net income, set forth in Note 4 of the Notes to Condensed Consolidated Financial Statements, of $1,371,000, or 194.1%, to ($665,000) for the six months ended June 30, 2000 compared to $706,000 for the same period in the prior year. These expense increases were offset, in part, by an increase in net interest income of $1,683,000, or 9.6%, to $19,239,000 for the six months ended June 30, 2000 from
$17,556,000 for the same period in 1999. The reasons for this increase are primarily the same as set forth above with respect to the quarter ended June 30, 2000.

     NET INTEREST INCOME. The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of interest-earning assets and interest-bearing liabilities, which are affected in part by management's responses to changes in interest rates through asset/liability management. During the three and six months ended June 30, 2000, net interest income was $9,715,000 and $19,239,000, respectively, as compared to $8,602,000 and $17,556,000 for the same periods in 1999, representing increases of 12.9% and 9.6%, respectively. With respect to the three and six months ended June 30, 2000, this increase was due primarily to an increase in volume of average interest-earning assets, including an increase in loan originations, primarily in the Bank. This increase was offset, in part, by the $287,000, or 15.8%, and $721,000, or 18.2%, declines in net interest income for the three and six months ended June 30, 2000, respectively, set forth in the "other" category, as further described in Note 4 of the Notes to Condensed Consolidated Financial Statements. These declines resulted primarily from a reduction in the volume of loans originated by Superior Mortgage and Superior Financial and were caused primarily by a rising interest rate environment.

     PROVISION FOR LOAN LOSSES. During the three and six month periods ended June 30, 2000, loan charge-offs were $1,573,000 and $3,258,000, and recoveries of charged-off loans were $277,000 and $528,000, respectively. The Company's provision for loan losses increased to $1,077,000 and $2,794,000 for the three and six months ended June 30, 2000, respectively, from $762,000 and $1,563,000 for the same period in 1999. The increase is primarily the result of Superior Financial's implementation of new credit regulations governing bank-owned consumer finance subsidiaries. In addition, the increase reflects increased loan volume in the Bank and GCB Acceptance, the Bank's subprime automobile lending subsidiary. As a result, the Company's allowance for loan losses increased by $64,000 to $10,396,000 at June 30, 2000 from $10,332,000 at December 31, 1999.
The ratio of the allowance for loan losses to nonperforming assets was 200.62% and 163.48% at June 30, 2000 and December 31, 1999, respectively, and the ratio of nonperforming assets to total assets was .72% and .96% at June 30, 2000 and December 31, 1999, respectively.

     NON-INTEREST INCOME. Income that is not related to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important supplement to the traditional method of earning income through interest rate spreads.

     Total non-interest income for the three and six months ended June 30, 2000 was $1,417,000 and $2,884,000, respectively, as compared to $1,323,000 and $3,024,000 for the same periods in 1999. The increase of $94,000, or 7.1% for the three months ending June 30, 2000 compared to the same period in 1999, principally reflects an increase in the largest component of non-interest income, i.e., service charges, commissions and fees, which totaled $1,236,000 for the three months ended June 30, 2000 as compared to $1,143,000 for the same period in 1999. This increase of $93,000, or 8.1%, is reflective principally of management's continued focus on the generation of fee income through implementation of additional fees and increasing existing fees. The decrease of $140,000, or 4.6%, for the six month period ending June 30, 2000 compared to the same period in 1999 primarily reflects a reduction in commissions and fees at Superior Mortgage and Superior Financial as a result of a rising interest rate environment and a resulting reduction in loan originations.

     NON-INTEREST EXPENSE. Control of non-interest expense also is an important aspect in managing net income. Non-interest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total non-interest expense was $6,936,000 and $13,202,000 for the three and six months ended June 30, 2000 compared to $5,824,000 and $11,417,000 for the same periods in 1999. Primarily as a result of this increase in non-interest expense, the Company's efficiency ratio was adversely affected, as the ratio increased from 55.54% at June 30, 1999 to 59.68% at June 30, 2000. The efficiency ratio illustrates how much it cost the Company to generate revenue; for example, it cost the Company 59.68 cents to generate one dollar of revenue for the six months ended June 30, 2000.

     Personnel costs are the primary element of the Company's non-interest expenses. For the three and six months ended June 30, 2000, salaries and benefits represented $4,172,000, or 60.1%, and $8,043,000, or 60.9%, of total noninterest expense, respectively. This was an increase of $815,000, or 24.3%, and $1,541,000, or 23.7%, over the $3,357,000 and $6,502,000 for the three and six months ended June 30, 1999, respectively. For the six months ended June 30, 1999, salaries and benefits represented 57.0% of total noninterest expense.
These increases were due to opening new branches and strengthening certain operational areas, which required increased staff at varying experience and compensation levels and increased employee benefit costs. Overall, the number of full-time equivalent employees at June 30, 2000 was 384 versus 341 at June 30, 1999, an increase of 12.6%.

     Occupancy and furniture and equipment expense increased only slightly during the six months ended June 30, 2000 compared to the same period in 1999, even though the Company increased its size to 45 branches at June 30, 2000 from 38 branches at June 30, 1999. The increase in this expense in both the three and six months ended June 30, 2000, as compared to the same periods in 1999, was mitigated by the absence of an approximate $200,000 loss on the sale of fixed assets which occurred in the second quarter of 1999.

     Other expenses increased $367,000, or 24.6%, and $219,000, or 6.8%, for the three and six months ended June 30, 2000, respectively, from $1,492,000 and $3,207,000 for the same respective periods in 1999. These increases primarily reflect increased losses on sale of real estate and other repossessed assets, as well as additional advertising and related expenses incurred with the growth of the Company's branch network and in association with the Company's aggressive solicitation of deposits.

CHANGES IN FINANCIAL CONDITION

     Total assets at June 30, 2000 were $721.6 million, an increase of $65.6 million, or 10.0%, over 1999's year-end total assets of $656.0 million. The increase in assets was reflective of the increase in loans and federal funds sold, funded by both an increase in deposits and other borrowings.

     At June 30, 2000, loans, net of unearned income and allowance for loan losses, were $594.7 million compared to $546.9 million at December 31, 1999, an increase of $47.8 million, or 8.7% from December 31, 1999. The increase in loans during the first six months of 2000 is primarily due to an increase in commercial and commercial real estate loans generated primarily by additional branches and lenders, first-hand knowledge of the local lending markets and competitive loan rates.

     Non-performing loans include non-accrual and classified loans. The Company has a policy of placing loans 90 days delinquent in non-accrual status and charging them off at 120 days past due. Other loans past due that are well secured and in the process of collection continue to be carried on the Company's balance sheet. The Company has aggressive collection practices in which senior management is heavily involved. Nonaccrual loans increased by $86,000 during the six month period ended June 30, 2000 to $3,038,000.

     The Company maintains an investment portfolio to provide liquidity and earnings. Investments at June 30, 2000 with an amortized cost of $46.7 million had a market value of $46.7 million. At year-end 1999, investments with an amortized cost of $24.0 million had a market value of $24.1 million. This increase, funded by borrowings from the Federal Home Loan Bank of Cincinnati ("FHLB"), was the result of management's decision to restructure its method of collateralizing public deposits which allowed for an increase in net interest income with minimal interest rate risk.

     In planning for the funding of the additional loan demand which developed during the first six months of 2000, the Company became aggressive in soliciting deposits. As a result, deposits, which are the primary funding mechanism for the Company's assets, increased $59.1 million, or 11.3%, to $581.5 million at June 30, 2000 compared to $522.4 million at December 31, 1999. Most of this increase occurred in higher-costing certificate of deposits. This increase in deposits was used principally to fund loan demand and to increase overall liquidity.

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

     SFAS No.  133, as amended by SFAS No. 137 and No.  138,  is  effective  for fiscal years beginning after June 15, 2000. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in the hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

     The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing or method of its adoption of SFAS No. 133. However, the statement could increase volatility in earnings and other comprehensive income.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is incorporated herein by reference to the "Interest Rate Sensitivity" and "Asset/Liability Management" Subsections of the Management's Discussion and Analysis section contained in the Company's 1999 Annual Report to shareholders.

Management believes there has been no material change in either interest rate risk or market risk since December 31, 1999.

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

                  None.


Item 3.           Defaults upon Senior Securities

                  None.


Item 4.           Submission of Matters to a Vote of Security Holders

                  (a) The 1999 Annual Meeting of Shareholders of the Company was held on April 24, 2000.

                  (b)  Not applicable

                  (c) The following proposal was considered by shareholders at the Annual Meeting:

                  Proposal 1 - Election of Directors
                  ----------------------------------
                  The following directors were elected or re-elected:

                                                            Votes
                                            -----------------------------------
                                               For         Against      Abstain
                                               ---         -------      -------

                  W.T. Daniels              830,039           0           1,610
                  R. Stan Puckett           831,189           0             460
                  Davis Stroud              831,189           0             460
                  Charles S. Brooks         831,189           0             460
                  H.J. Moser, III           829,179           0           2,470

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

Date: 8/11/00              Greene County Bancshares, Inc.
     ---------             ------------------------------
                                    Registrant



Date: 8/11/00               /s/     R. Stan Puckett
     ---------             ------------------------
                                    R. Stan Puckett
                                    President and CEO
                                    (Duly authorized officer)



Date: 8/11/00               /s/     William F. Richmond
     --------              ----------------------------
                                    William F. Richmond
                                    Sr. Vice President and Chief Financial
                                    Officer (Principal financial and accounting
                                    officer)