Form 10-Q
period 2000-09-30
GREENE COUNTY BANCSHARES INC
filed 2000-11-13
CIK 764402

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


For Quarter ended September 30, 2000              Commission File Number
                                                         0-14289

                         GREENE COUNTY BANCSHARES, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)


                Tennessee                                62-1222567
--------------------------------------------   ---------------------------------
(State or other jurisdiction of                  (IRS Employer Identification
incorporated or organization)                    Number)


Main & Depot Street
Greeneville, Tennessee                                      37743
---------------------------------              ---------------------------------
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

     Condensed Consolidated Balance Sheets - September 30, 2000 and December 31, 1999.

     Condensed Consolidated Statements of Income - For the three and nine months ended September 30, 2000 and 1999.

     Condensed Consolidated Statement of Stockholders' Equity - For the nine months ended September 30, 2000.

     Condensed Consolidated Statements of Cash Flows - For the nine months ended September 30, 2000 and 1999.

     Notes to Condensed Consolidated Financial Statements.

                         GREENE COUNTY BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                                                          (UNAUDITED)
                                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                                             2000             1999*
                                                                                        --------------    ------------
                                                                                                     (IN THOUSANDS)
                                                                                        -------------------------------
                                         ASSETS
                                         ------

    Cash and Due from Banks                                                           $     22,348         $    44,555
    Federal Funds Sold                                                                      24,560                   0
    Securities available-for-sale                                                           45,200              20,726
    Securities held-to-maturity (with a market value of $2,516
      on September 30, 2000 and $3,326 on December 31, 1999)                                 2,515               3,321
    Federal Home Loan Bank stock                                                             4,034               3,477
    Bankers Bank Stock                                                                         144                 144
    Loans                                                                                  632,763             557,229
      Less: Allowance for Loan Losses                                                       10,356              10,332
                                                                                       ------------         -----------
      NET LOANS                                                                            622,407             546,897
                                                                                       ------------         -----------
    Bank Premises and Equipment, Net of
        Accumulated Depreciation                                                            22,381              18,106
    Other Assets                                                                            19,001              18,786
                                                                                       ------------         -----------
         TOTAL ASSETS                                                                 $    762,590         $   656,012
                                                                                       ============         ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------

    Deposits                                                                          $    620,582         $   522,382
    Federal Funds Purchased                                                                      0              11,620
    Securities Sold under Repurchase Agreements                                              4,737               2,961
    Other Borrowings                                                                        62,031              46,309
    Other Liabilities                                                                       10,497              11,968
                                                                                       ------------         -----------
        TOTAL LIABILITIES                                                                  697,847             595,240
                                                                                       ------------         -----------

                                  SHAREHOLDERS' EQUITY
                                  --------------------

    Common Stock, par value $10, authorized 5,000,000 shares;
        issued and outstanding 1,363,652 and 1,359,647 shares at
        September 30, 2000 and December 31, 1999, respectively                              13,637              13,596
    Paid in Capital                                                                          4,843               4,479
    Retained Earnings                                                                       46,240              42,715
    Accumulated Other Comprehensive Income (Loss)                                               23                 (18)
                                                                                       ------------         -----------
        TOTAL SHAREHOLDERS' EQUITY                                                          64,743              60,772
                                                                                       ------------         -----------
        TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                      $    762,590         $   656,012
                                                                                       ============         ===========

    * Condensed from Audited Financial Statements.
See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                                ----------------------     -----------------------
                                                                  2000         1999          2000          1999
                                                                --------     ---------     ---------     ---------

    INTEREST INCOME:
      Interest and Fees on Loans                                $ 15,982     $  13,089     $  45,965     $  38,908
      Interest on Investment Securities                              916           431         2,655         1,189
      Interest on Federal Funds Sold and Other
        Interest-earning Deposits                                    333           172           760           833
                                                                 --------      --------     ---------     ---------
                                          TOTAL INTEREST INCOME   17,231        13,692        49,380        40,930
                                                                 --------      --------     ---------     ---------

    INTEREST EXPENSE:
      Interest on Deposits                                         6,728         4,529        17,940        13,822
      Interest on Borrowings                                         911           255         2,716           644
                                                                 --------      --------     ---------     ---------
                                         TOTAL INTEREST EXPENSE    7,639         4,784        20,656        14,466
                                                                 --------      --------     ---------     ---------

                                            NET INTEREST INCOME    9,592         8,908        28,724        26,464

    Provision for Loan Losses                                      1,122           811         3,916         2,374
                                                                 --------      --------     ---------     ---------

         NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES                               8,470         8,097        24,808        24,090
                                                                 --------      --------     ---------     ---------

    NONINTEREST INCOME:
      Service Charges, Commissions and Fees                        1,450         1,565         3,741         3,982
      Other Income                                                   285           203           978           781
                                                                 --------      --------     ---------     ---------
                                       TOTAL NONINTEREST INCOME    1,735         1,768         4,719         4,763
                                                                 --------      --------     ---------     ---------
    NONINTEREST EXPENSE:
      Salaries and Benefits                                        4,277         3,639        12,319        10,140
      Occupancy and Furniture and Equipment Expense                  892           856         2,628         2,564
      Other Expenses                                               1,848         1,390         5,266         4,568
                                                                 --------      --------     ---------     ---------
                                      TOTAL NONINTEREST EXPENSE    7,017         5,885        20,213        17,272
                                                                 --------      --------     ---------     ---------

         INCOME BEFORE INCOME TAXES                                3,188         3,980         9,314        11,581

    Income Taxes                                                   1,262         1,567         3,337         4,225
                                                                 --------      -------      --------      --------

         NET INCOME                                             $  1,926     $   2,413     $   5,977     $   7,356
                                                                 ========     ========      ========      ========

    EARNINGS PER SHARE:
      Basic                                                        $1.41         $1.78         $4.39         $5.42
                                                                   ======        ======        ======        =====
      Diluted                                                      $1.40         $1.76         $4.35         $5.37
                                                                   ======        ======        ======        =====
    DIVIDENDS PER SHARE OF COMMON STOCK                            $0.60         $0.56         $1.80         $1.68
                                                                   ======        ======        ======        =====

See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                   ACCUMULATED
                                                                                                     OTHER
                                                                                                 COMPREHENSIVE
                                                           COMMON       PAID IN       RETAINED       INCOME
                                                           STOCK        CAPITAL       EARNINGS       (LOSS)       TOTAL
                                                           ------       -------       --------      --------      -----

    JANUARY 1, 2000                                      $  13,596     $  4,479   $    42,715      $    (18)   $    60,772

      Net income                                                 -            -         5,977             -          5,977

      Other comprehensive income (loss), net of tax:             -            -             -            41             41
                                                                                                               -----------
         Comprehensive income                                                                                        6,018
      Tax benefit from exercise of nonincentive
         stock options                                                       23                                         23
      Dividends paid                                             -            -        (2,452)            -         (2,452)
      Exercise of stock options                                 41          341             -             -            382
                                                          --------      --------   -----------      --------   -----------
    SEPTEMBER 30, 2000                                   $  13,637     $  4,843   $    46,240      $     23    $    64,743
                                                          ========      ========   ===========      ========   ===========

See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                                 (In Thousands)

                                                                                SEPTEMBER 30,      SEPTEMBER 30,
                                                                                   2000                 1999
                                                                               -------------       -------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
      Net Income                                                             $        5,977      $        7,356
      Adjustments to reconcile net income to
        net cash provided by operating activities:
          Provision for loan losses                                                   3,916               2,374
          Depreciation and amortization                                               1,147                 798
          Amortization of premiums on securities, net of accretion                      145                 228
          Loans originated for sale                                                 (24,945)            (44,806)
          Proceeds from loans originated for sale                                    24,561              45,581
          Net realized (gain) on sale of loans originated for sale                     (141)               (491)
          (Gain)Loss on sale of fixed assets                                             (8)                199
          Loss on other real estate owned                                               281                   0
          Decrease (increase) in other assets, net of intangibles                       314              (4,064)
          Decrease in accrued interest payable and other liabilities                 (2,924)             (1,426)
                                                                               -------------       -------------
                                   NET CASH PROVIDED BY OPERATING ACTIVITIES          8,323               5,749
                                                                               -------------       -------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Net (increase) decrease in securities and other interest-earning              (24,311)              2,081
      Net originations of loans held-to-maturity                                    (80,681)            (47,438)
      Improvements in other real estate owned and proceeds from
        sales of other real estate owned, net                                         2,269              (1,008)
      Proceeds from sale of fixed assets                                                 35                 401
      Fixed asset additions                                                          (5,287)             (3,562)
                                                                               -------------       -------------
                                       NET CASH USED BY INVESTING ACTIVITIES       (107,975)            (49,526)
                                                                               -------------       -------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in deposits                                                       98,198              29,378
      Decrease in federal funds purchased                                           (11,620)             (4,800)
      Increase in securities sold under repurchase agreements                         1,776               3,267
      Increase (decrease) in other borrowings, net                                   15,722              (5,241)
      Proceeds from issuance of common stock                                            381                 104
      Cash dividends paid                                                            (2,452)             (2,282)
                                                                               -------------       -------------
                                   NET CASH PROVIDED BY FINANCING ACTIVITIES        102,005              20,426
                                                                               -------------       -------------
    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              2,353             (23,351)
                                                                               -------------       -------------
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 44,555              43,892
                                                                               -------------       -------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $       46,908      $       20,541
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

2-ALLOWANCE FOR LOAN LOSSES
---------------------------

Transactions in the Allowance for Loan Losses for the nine months ended September 30, 2000 were as follows:

                                          September 30,         December 31,
                                             2000                  1999
                                       ------------------    -----------------

Balance at beginning of year      $         10,332        $       10,253

Add (Deduct):
  Charge-offs                               (4,842)               (4,017)
  Recoveries                                    950                   963
  Provisions                                 3,916                 3,133
                                       ------------------    -----------------

Ending Balance                    $         10,356        $       10,332
                                       ==================    =================

3-EARNINGS PER SHARE OF COMMON STOCK
------------------------------------

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Stock options are regarded as common stock equivalents. Common stock equivalents are computed using the treasury stock method.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2000 and 1999:

                                                THREE MONTHS ENDED SEPTEMBER 30,
                                ------------------------------------------------------------------------
                                             2000                                   1999
                                --------------------------------     -----------------------------------
                                                 (DOLLAR AMOUNTS IN THOUSANDS)
                                   INCOME         SHARES                  INCOME          SHARES
                                 (NUMERATOR)   (DENOMINATOR)            (NUMERATOR)   (DENOMINATOR)
BASIC EPS
Income available to
  common shareholders              $1,926        1,363,652                $2,413        1,358,588

EFFECT OF DILUTIVE SECURITIES
Stock options outstanding               -           11,127                     -           10,114
                                ------------------------------------------------------------------------
DILUTED EPS
Income available to common
  shareholders plus assumed
  conversions                      $1,926        1,374,779                $2,413        1,368,702
                                ========================================================================

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                ------------------------------------------------------------------------
                                           2000                                   1999
                                --------------------------------     -----------------------------------
                                                 (DOLLAR AMOUNTS IN THOUSANDS)
                                   INCOME         SHARES                  INCOME          SHARES
                                 (NUMERATOR)   (DENOMINATOR)            (NUMERATOR)   (DENOMINATOR)
BASIC EPS
Income available to
  common shareholders              $5,977        1,362,529                $7,356        1,358,189

EFFECT OF DILUTIVE SECURITIES
Stock options outstanding               -           11,610                     -           10,490
                                   ---------------------------------------------------------------------

DILUTED EPS
Income available to common
  shareholders plus assumed
  conversions                      $5,977        1,374,139                $7,356        1,368,679
                                   =====================================================================

4-SEGMENT INFORMATION
---------------------

The Company's principal business consists of operating through the Bank to attract deposits from the general public and invest those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial loans, commercial real estate loans, consumer loans and single-family mortgage loans. In addition, the Bank has four operating segments: a consumer finance business, a mortgage banking operation, a subprime automobile lending operation and a title insurance business. These segments have been disclosed below in the "other" column, as they do not meet the quantitative threshold for disclosure on an individual basis. Collectively, these segments have sufficient revenue to be reported separately.

Intersegment revenues and expenses are accounted for as if they were received from or incurred to third parties at current market prices.

The reportable segments are strategic business units that offer different products and services. They are managed separately because each requires different marketing strategies.

SEGMENT INFORMATION:

THREE MONTHS ENDED SEPTEMBER 30, 2000          BANK              OTHER          ELIMINATIONS          TOTAL
-------------------------------------      --------------    --------------    --------------    --------------
Interest income                          $        15,762   $         2,453   $          (984)  $        17,231
Interest expense                                   7,603             1,020              (984)            7,639
                                           --------------    --------------    --------------    --------------
NET INTEREST INCOME                      $         8,159   $         1,433   $             0   $         9,592
                                           ==============    ==============    ==============    ==============

Provision for loan losses                $           300   $           822   $             0   $         1,122
Noninterest income                                 1,204               595               (64)            1,735
Noninterest expense                                5,614             1,467               (64)            7,017
Income tax expense                                 1,345               (83)                0             1,262
                                           --------------    --------------    --------------    --------------
SEGMENT NET INCOME (LOSS)                $         2,104   $          (178)  $             0   $         1,926
                                           ==============    ==============    ==============    ==============
SEGMENT ASSETS                           $       760,132   $        41,764   $       (39,306)  $       762,590
                                           ==============    ==============    ==============    ==============



THREE MONTHS ENDED SEPTEMBER 30, 1999          BANK              OTHER          ELIMINATIONS          TOTAL
-------------------------------------      --------------    --------------    --------------    --------------

Interest income                          $        12,246   $         2,408   $          (962)  $        13,692
Interest expense                                   4,736             1,010              (962)            4,784
                                           --------------    --------------    --------------    --------------
NET INTEREST INCOME                      $         7,510   $         1,398   $             0   $         8,908
                                           ==============    ==============    ==============    ==============

Provision for loan losses                $           351   $           460   $             0   $           811
Noninterest income                                   984               851               (67)            1,768
Noninterest expense                                4,423             1,529               (67)            5,885
Income tax expense                                 1,464               103                 0             1,567
                                           --------------    --------------    --------------    --------------
SEGMENT NET INCOME                       $         2,256   $           157   $             0   $         2,413
                                           ==============    ==============    ==============    ==============
SEGMENT ASSETS DECEMBER 31, 1999         $       652,752   $        44,592   $       (41,332)  $       656,012
                                           ==============    ==============    ==============    ==============


NINE MONTHS ENDED SEPTEMBER 30, 2000           BANK              OTHER         ELIMINATIONS          TOTAL
------------------------------------       --------------    --------------    --------------    --------------

Interest income                          $        44,789   $         7,518   $        (2,927)  $        49,380
Interest expense                                  20,547             3,036            (2,927)           20,656
                                           --------------    --------------    --------------    --------------
NET INTEREST INCOME                      $        24,242   $         4,482   $             0   $        28,724
                                           ==============    ==============    ==============    ==============

Provision for loan losses                $           900   $         3,016   $             0   $         3,916
Noninterest income                                 3,204             1,702              (187)            4,719
Noninterest expense                               15,830             4,570              (187)           20,213
Income tax expense                                 3,896              (559)                0             3,337
                                           --------------    --------------    --------------    --------------
SEGMENT NET INCOME (LOSS)                $         6,820   $          (843)  $             0   $         5,977
                                           ==============    ==============    ==============    ==============
SEGMENT ASSETS                           $       760,132   $        41,764   $       (39,306)  $       762,590
                                           ==============    ==============    ==============    ==============



NINE MONTHS ENDED SEPTEMBER 30, 1999           BANK              OTHER         ELIMINATIONS          TOTAL
------------------------------------       --------------    --------------    --------------    --------------

Interest income                          $        35,476   $         8,127   $        (2,673)  $        40,930
Interest expense                                  14,369             2,770            (2,673)           14,466
                                           --------------    --------------    --------------    --------------
NET INTEREST INCOME                      $        21,107   $         5,357   $             0   $        26,464
                                           ==============    ==============    ==============    ==============

Provision for loan losses                $           964   $         1,410   $             0   $         2,374
Noninterest income                                 2,885             2,064              (186)            4,763
Noninterest expense                               12,777             4,681              (186)           17,272
Income tax expense                                 3,758               467                 0             4,225
                                           --------------    --------------    --------------    --------------
SEGMENT NET INCOME                       $         6,493   $           863   $             0   $         7,356
                                           ==============    ==============    ==============    ==============
SEGMENT ASSETS DECEMBER 31, 1999         $       652,752   $        44,592   $       (41,332)  $       656,012
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

     Effective July 1, 2000, the Company combined the operations of Superior Mortgage into the Bank in order to maximize efficiency and reduce overhead. The operations of Superior Mortgage are continuing as a division of the Bank. Management has not, at this time, determined whether the Superior Mortgage shell will be dissolved.

     On September 20, 2000 the Bank entered into two separate agreements with Wachovia Bank, N. A. ("Wachovia"). Under the first agreement, the Bank agreed to purchase a Virginia branch location and a North Carolina branch location from Wachovia. Under the second agreement, the Bank agreed to sell its Farragut, Tennessee branch to Wachovia. The transactions contemplated in the two agreements are subject to a number of conditions. For instance, Wachovia's purchase of the Farragut, Tennessee branch of the Bank is conditioned upon the ability of the Bank to acquire the specified Virginia and North Carolina branches of Wachovia; however, the Bank's purchase of the Virginia and North Carolina branches is not conditioned on the purchase by Wachovia of the Farragut,

Tennessee branch of the Bank. The transactions are expected to close in approximately mid-February, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company's primary source of liquidity is dividends paid by the Bank. Applicable Tennessee statutes and regulations impose restrictions on the amount of dividends that may be declared by the Bank. Further, any dividend payments are subject to the continuing ability of the Bank to maintain its compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a "well-capitalized" institution. In addition, the Company maintains lines of credit totaling $45 million with the Federal Home Loan Bank of Cincinnati, of which $34 million was available at September 30, 2000. The Company also maintains federal funds lines of credit totaling $57.5 million at six correspondent banks.

     The Company's liquid assets include investment securities, federal funds sold and other interest-earning deposits, and cash and due from banks. Including securities pledged to collateralize municipal deposits, these assets represented 14.20% of the total liquidity base at September 30, 2000, as compared to 12.4% at December 31, 1999. The liquidity base is generally defined to include deposits, securities sold under repurchase agreements and short-term borrowed funds and other borrowings.

     For the nine months ended September 30, 2000, operating activities of the Company provided $8,323,000 of cash flows. Net income of $5,977,000, adjusted for non-cash operating activities, including $3,916,000 in provision for loan losses, a $384,000 increase in loans originated for sale, net of proceeds from the sale of such loans, and amortization and depreciation of $1,292,000, provided the majority of the cash generated from operations.

     Investing activities, including lending, used $107,975,000 of the Company's cash flow during the nine months ended September 30, 2000. The Company's increase in investment securities and other interest-earning deposits used $24,311,000 in cash flows, while the net increase in loans originated net of principal collected used $80,681,000 in cash inflows.

     Financing activities provided $102,005,000 of the Company's cash flow during the nine months ended September 30, 2000. Net deposit growth and the increase in other borrowings provided $98,198,000 and $15,722,000 in cash inflows, respectively. These inflows were offset, in part, by the $11,620,000 decrease in federal funds purchased. Further, cash dividends paid to shareholders used $2,452,000 in cash flows.

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

     Shareholders' equity on September 30, 2000 was $64,743,000, an increase of $3,971,000 or 6.53%, from $60,772,000 on December 31, 1999. The increase in shareholders' equity primarily reflects net income for the nine months ended September 30, 2000 of $5,977,000 ($4.35 per share, assuming dilution) and proceeds from the exercise of stock options during the nine months ended September 30, 2000 totaling $382,000. This increase was offset by quarterly dividend payments during the nine months ended September 30, 2000 totaling $2,452,000 ($1.80 per share).

     Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of stockholders' equity, less goodwill). At September 30, 2000, the Company and the Bank each satisfied their respective minimum regulatory capital requirements, and the Bank was "well-capitalized" within the meaning of federal regulatory requirements.

================================================================================
                      Capital Ratios at September 30, 2000
--------------------------------------------------------------------------------
                                    Required
                                    Minimum         Company           Bank
                                     Ratio
-------------------------------- ----------- ----------------- -----------------
  Tier 1 risk-based capital           4.00%            10.63%         10.77%
-------------------------------- ----------- ----------------- -----------------
   Total risk-based capital           8.00%            11.89%         12.02%
-------------------------------- ----------- ----------------- -----------------
        Leverage Ratio                4.00%             8.51%          8.60%
================================ =========== ================= =================

CHANGES IN RESULTS OF OPERATIONS

     NET INCOME. Net income for the three and nine months ended September 30, 2000 was $1,926,000 and $5,977,000, respectively, an decrease of $487,000, or
20.2% and  $1,379,000,  or 18.7%,  as compared to net income of  $2,413,000  and
$7,356,000, respectively, for the same periods in 1999. The decrease for the three months ended September 30, 2000 resulted primarily from an increase in non-interest expense of

$1,132,000, or 19.2%, to $7,017,000 for the three months ended September 30, 2000 from $5,885,000 for the same period in 1999. This increase is reflective of increasing compensation and benefit expenses associated with the growth of the Company's branch network. Management expects to continue expansion into new markets if consistent with corporate initiatives. In addition, management anticipates to realize benefits of this growth in the near-to-intermediate term.

     Further, this increase in non-interest expense includes a $458,000 increase in other expenses, or 32.9%, to $1,848,000 for the three months ended September 30, 2000 from $1,390,000 for the same period in 1999. This increase primarily reflects increased losses on sale of real estate owned and other repossessed assets, as well as additional advertising and related expenses incurred with the growth of the Company's branch network and in association with the Company's aggressive solicitation of deposits. In addition, the decrease in net income for the three months ended September 30, 2000 reflects an increase in provision for loan losses of $311,000, or 38.3%, to $1,122,000 for the three months ended June 30, 2000 from $811,000 for the same period in 1999. The increase in provisions principally reflects additional provisions at Superior Financial resulting from increased loan charge-offs stemming from Superior Financial's implementation of a more aggressive charge-off policy. This increase in provisions at Superior Financial is the primary reason for the decrease in "other" segment net income, set forth in Note 4 of the Notes to Condensed Consolidated Financial Statements, of $335,000, or 213.4%, to ($178,000) for the three months ended September 30, 2000 compared to $157,000 for the same period in the prior year. Management does not anticipate a significant decline in the level of charge-offs from this subsidiary in the near term. These expense increases were offset, in part, by an increase in net interest income of $684,000, or 7.7%, to $9,592,000 for the three months ended September 30, 2000 from $8,908,000 for the same period in 1999. The increase in net interest income primarily reflects the Company's continued growth in loan production for the three months ended September 30, 2000, as compared to the same period in 1999, through its expanding branch network, primarily through increases in commercial and commercial real estate loans.

     The decrease for the nine months ended September 30, 2000 resulted principally from an increase in non-interest expense of $2,941,000, or 17.0%, to $20,213,000 for the nine months ended September 30, 2000 from $17,272,000 for the same period in 1999. The causal trends associated with this increase in non-interest expense are essentially the same as described above with respect to the three months ended September 30, 2000. In addition, the increase in provision for loan losses of $1,542,000, or 65.0%, to $3,916,000 for the nine months ended September 30, 2000 from $2,374,000 for the same period in 1999 further contributed to the decrease in net income. This increase in provisions reflects the same trends at Superior Financial described above in the discussion regarding the quarter ended September 30, 2000 and is the primary reason for the decrease in "other" segment net income, set forth in Note 4 of the Notes to Condensed Consolidated Financial Statements, of $1,706,000, or 197.7%, to ($843,000) for the nine months ended September 30, 2000 compared to $863,000 for the same period in the prior year. These expense increases were offset, in part, by an increase in net interest income of $2,260,000, or 8.5%, to $28,724,000 for the nine months ended September 30, 2000 from $26,464,000 for the same period in

1999. The reasons for this increase are primarily the same as set forth above with respect to the quarter ended September 30, 2000.

     NET INTEREST INCOME. The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of interest-earning assets and interest-bearing liabilities, which are affected in part by management's responses to changes in interest rates through asset/liability management. During the three and nine months ended September 30, 2000, net interest income was $9,592,000 and $28,724,000, respectively, as compared to $8,908,000 and $26,464,000 for the same periods in 1999, representing increases of 7.7% and 8.5%, respectively. With respect to the three and nine months ended September 30, 2000, this increase was due primarily to an increase in volume of average interest-earning assets, including an increase in loan originations, primarily in the Bank. This increase was offset, in part, by the $75,000, or 5.4%, and $985,000, or 18.4%, declines in net interest income for the three and nine months ended September 30, 2000, respectively, set forth in the "other" category, as further described in Note 4 of the Notes to Condensed Consolidated Financial Statements. This decline for the three months ended September 30, 2000 resulted primarily from a reduction in the volume of loans originated by Superior Mortgage and the decline for the nine months ended September 30, 2000 resulted from a reduction in loan volume in both Superior Mortgage and Superior Financial. A rising interest rate environment was the primary cause for the reduction in loan volume in both companies.

     PROVISION FOR LOAN LOSSES. During the three and nine month periods ended September 30, 2000, loan charge-offs were $1,584,000 and $4,842,000, and recoveries of charged-off loans were $422,000 and $950,000, respectively. The Company's provision for loan losses increased to $1,122,000 and $3,916,000 for the three and nine months ended September 30, 2000, respectively, from $811,000 and $2,374,000 for the same period in 1999. The increase is primarily the result of Superior Financial's implementation of a more aggressive charge-off policy discussed above under "Net Income". In addition, the increase reflects increased loan volume in the Bank and GCB Acceptance, the Bank's subprime automobile lending subsidiary. As a result, the Company's allowance for loan losses increased by $24,000 to $10,356,000 at September 30, 2000 from $10,332,000 at
December 31, 1999. The ratio of the allowance for loan losses to nonperforming assets was 149.98% and 163.48% at September 30, 2000 and December 31, 1999, respectively, and the ratio of nonperforming assets to total assets was .91% and
 .96% at September 30, 2000 and December 31, 1999, respectively.

     NON-INTEREST INCOME. Income that is not related to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important supplement to the traditional method of earning income through interest rate spreads.

     Total non-interest income for the three and nine months ended September 30, 2000 was $1,735,000 and $4,719,000, respectively, as compared to $1,768,000 and
$4,763,000 for the same periods in 1999. The largest component of non-interest income, i.e., service charges, commissions and fees totaled $1,450,000 for the three months ended September 30,

2000 as compared to $1,565,000 for the same period in 1999. This decrease of $115,000, or 7.3%, primarily reflects a reduction in commissions and fees at Superior Mortgage. Service charges, commissions and fees totaled $3,741,000 for the nine months ended September 30, 2000 as compared to $3,982,000 for the same period in 1999. The decrease of $241,000, or 6.1%, for the nine month period ended September 30, 2000 compared to the same period in 1999 primarily reflects a reduction in commissions and fees at Superior Mortgage and Superior Financial as a result of a rising interest rate environment and a resulting reduction in loan originations.

     NON-INTEREST EXPENSE. Control of non-interest expense also is an important aspect in managing net income. Non-interest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total non-interest expense was $7,017,000 and $20,213,000 for the three and nine months ended September 30, 2000 compared to $5,885,000 and $17,272,000 for the same periods in 1999. Primarily as a result of this increase in non-interest expense, the Company's efficiency ratio was adversely affected, as the ratio increased from 57.00% at September 30, 1999 to 60.44% at September 30, 2000. The efficiency ratio illustrates how much it cost the Company to generate revenue; for example, it cost the Company 60.44 cents to generate one dollar of revenue for the nine months ended September 30, 2000.

     Personnel costs are the primary element of the Company's non-interest expenses. For the three and nine months ended September 30, 2000, salaries and benefits represented $4,277,000, or 61.0%, and $12,319,000, or 60.9%, of total noninterest expense, respectively. This was an increase of $638,000, or 17.5%, and $2,179,000, or 21.5%, over the $3,639,000 and $10,140,000 for the three and nine months ended September 30, 1999, respectively. For the nine months ended September 30, 1999, salaries and benefits represented 58.7% of total noninterest expense. These increases were due to opening new branches and strengthening certain operational areas, which required increased staff at varying experience and compensation levels and increased employee benefit costs. Overall, the number of full-time equivalent employees at September 30, 2000 was 374 versus 346 at September 30, 1999, an increase of 8.1%.

     Occupancy and furniture and equipment expense increased only slightly during the nine months ended September 30, 2000 compared to the same period in 1999, even though the Company increased its size to 44 branches at September 30, 2000 from 40 branches at September 30, 1999. The increase in this expense in the nine months ended September 30, 2000, as compared to the same periods in 1999, was mitigated by the absence of an approximate $200,000 loss on the sale of fixed assets which occurred in the second quarter of 1999.

     Other expenses increased $458,000, or 32.9%, and $698,000, or 15.3%, for the three and nine months ended September 30, 2000, respectively, from $1,390,000 and $4,568,000 for the same respective periods in 1999. These increases primarily reflect increased losses on sale of real estate and other repossessed assets, as well as additional advertising and related expenses incurred with the growth of the Company's branch network and in association with the Company's aggressive solicitation of deposits.

CHANGES IN FINANCIAL CONDITION

     Total assets at September 30, 2000 were $762.6 million, an increase of $106.6 million, or 16.3%, over 1999's year-end total assets of $656.0 million. The increase in assets was reflective of the increase in loans and federal funds sold, funded by both an increase in deposits and other borrowings.

     At September 30, 2000, loans, net of unearned income and allowance for loan losses, were $622.4 million compared to $546.9 million at December 31, 1999, an increase of $75.5 million, or 13.8% from December 31, 1999. The increase in loans during the first nine months of 2000 is primarily due to an increase in commercial and commercial real estate loans generated primarily by additional branches and lenders, first-hand knowledge of the local lending markets and competitive loan rates.

     Non-performing loans include non-accrual and classified loans. The Company has a policy of placing loans 90 days delinquent in non-accrual status and charging them off at 120 days past due. Other loans past due that are well secured and in the process of collection continue to be carried on the Company's balance sheet. The Company has aggressive collection practices in which senior management is heavily involved. Nonaccrual loans increased by $1,509,000 during the nine month period ended September 30, 2000 to $4,461,000. The increase is primarily attributed to four relationships totaling $1.3 million and to various secured consumer loans that are in the process of collection through litigation and foreclosure actions. At September 30, 2000, the ratio of the Company's allowance for loan losses to non-performing assets (which include non-accrual loans) was 149.98%.

     The Company maintains an investment portfolio to provide liquidity and earnings. Investments at September 30, 2000 with an amortized cost of $47.7 million had a market value of $47.7 million. At year-end 1999, investments with an amortized cost of $24.0 million had a market value of $24.1 million. This increase, funded by borrowings from the Federal Home Loan Bank of Cincinnati ("FHLB"), was the result of management's decision to restructure its method of collateralizing public deposits which allowed for an increase in net interest income with minimal interest rate risk.

     In planning for the funding of the additional loan demand which developed during the first nine months of 2000, the Company became aggressive in soliciting deposits. As a result, deposits, which are the primary funding mechanism for the Company's assets, increased $98.2 million, or 18.8%, to $620.6 million at September 30, 2000 compared to $522.4 million at December 31, 1999. Most of this increase occurred in higher-costing certificate of deposits. This increase in deposits was used principally to fund loan demand and to increase overall liquidity.

EFFECT OF NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and No. 138, is effective for fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

     Management has determined that implementation of this standard will not have a material impact on the Company's financial statements.

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


Date: 11/13/00            Greene County Bancshares, Inc.
     ----------           ------------------------------
                                   Registrant



Date: 11/13/00             /s/     R. Stan Puckett
     ----------           ----------------------------------------------------
                                   R. Stan Puckett
                                   President and CEO
                                   (Duly authorized officer)


Date: 11/13/00             /s/     William F. Richmond
     ---------            -----------------------------------------------------
                                   William F. Richmond
                                   Sr. Vice President and Chief Financial
                                   Officer (Principal financial and accounting
                                    officer)