Form 10-K
period 2000-12-31
GREENE COUNTY BANCSHARES INC
filed 2001-03-30
CIK 764402

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

For the fiscal year ended December 31, 2000

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________

Commission file number     0-14289
                           -------

                         GREENE COUNTY BANCSHARES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                    Tennessee                               62-1222567
 ----------------------------------------------  -------------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

 100 North Main Street, Greeneville, Tennessee                 37743-4992
 ----------------------------------------------         ----------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant's voting stock is not regularly and actively traded in any established market, and there are no regularly quoted bid and asked prices for the registrant's common stock. Based upon recent negotiated trading of the common stock at a price of $150 per share, the registrant believes that the aggregate market value of the voting stock on March 30, 2001 was $204.6 million. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are not affiliates. On such date, 1,363,778 shares of the common stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     1. Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2000. (Parts I and II)
     2. Portions of Proxy Statement for 2001 Annual Meeting of Shareholders. (Part III)

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

ITEM 1.  BUSINESS

     ALL DOLLAR AMOUNTS SET FORTH BELOW, OTHER THAN PER-SHARE AMOUNTS AND PERCENTAGES, ARE IN THOUSANDS, UNLESS OTHERWISE NOTED.

THE COMPANY

     Greene County Bancshares, Inc. (the "Company") was formed in 1985 and serves as the bank holding company for Greene County Bank (the "Bank"), which is a Tennessee-chartered commercial bank that conducts the principal business of the Company. The Bank wholly owned American Fidelity Bank, whose operations were combined into the Bank during 1996, and Premier Bank of East Tennessee, whose operations were combined into the Bank in 1998. In addition to its commercial banking operations, the Bank conducts separate businesses through three wholly-owned subsidiaries: Superior Financial Services, Inc. ("Superior Financial"), a consumer finance company; GCB Acceptance Corporation ("GCB Acceptance"), a consumer finance company specializing in subprime automobile lending; and Fairway Title Co., a title company. The Bank also operates a trust and money management function, doing business as President's Trust, in Wilson County, Tennessee and also operates a mortgage banking function headquartered in Knoxville, Tennessee.

     The Company's assets consist primarily of its investment in the Bank, liquid investments and fixed assets. Its primary activities are conducted through the Bank. At December 31, 2000, the Company's consolidated total assets were $789,117, its consolidated net loans, including loans held for sale, were $657,065, its total deposits were $648,641 and its total stockholders' equity was $63,010.

     The principal executive offices of the Company are located at 100 North Main Street, Greeneville, Tennessee 37743-4992 and its telephone number is (423) 639-5111.

THE BANK

     The Bank is a Tennessee-chartered commercial bank established in 1890 and which has its principal executive offices in Greeneville, Tennessee. The principal business of the Bank consists of attracting deposits from the general public and investing those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial, commercial and residential real estate loans, and installment consumer loans. The Bank also provides collection and other banking services, including separate finance, acceptance and title corporations. At December 31, 2000, the Bank had twenty-five full service banking offices located in East Tennessee, including Greene County, Washington County, Blount County, Hamblen County, McMinn County, Loudon County, Hawkins County, Sullivan County, Cocke County, Knox County and Monroe County. Further, the Bank operates a trust and money management function located in Wilson County, Tennessee and doing business as President's Trust, and also operates a mortgage loan operation in Knox County, Tennessee.

     The Bank also conducts separate business through three wholly owned subsidiaries. Through Superior Financial Services, Inc., the Bank operates fourteen consumer finance company offices located in Greene, Blount, Hamblen, McMinn, Washington, Sullivan, Sevier, Knox, Hamilton and Loudon Counties, Tennessee. The Bank also operates a mortgage banking operation through its main office in Knox County, Tennessee and it also has representatives located throughout the Company's branch system. Through GCB Acceptance Corporation, the Bank operates a subprime automobile lending company with a sole office in Johnson City, Tennessee. Through Fairway Title Co., the Bank operates a title company headquartered in Knoxville, Tennessee and an office in Johnson City, Tennessee.

     Deposits of the Bank are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") to a maximum of $100,000 for each insured depositor. The Bank is subject to supervision and regulation by the Tennessee Department of Financial Institutions (the "Banking Department") and the FDIC. See "Regulation, Supervision and Governmental Policy."

BRANCH PURCHASES AND SALE

     On March 8, 2001, the Bank acquired a bank branch located in Hot Springs, North Carolina (the "North Carolina Branch") from Wachovia Bank, N.A. ("Wachovia") and sold its bank branch located in Farragut, Tennessee (the "Farragut Branch") to Wachovia. The purchase of the North Carolina Branch and the sale of the Farragut Branch were pursuant to two separate Purchase and Assumption Agreements between the Bank and Wachovia as entered into on September 20, 2000.

BRANCH EXPANSION

     During the early part of 2000, the Company continued the expansion of its branch network, opening new branches in Hawkins, Loudon and Sullivan Counties, Tennessee. Further, the Company opened an additional branch in Blount County, Tennessee in the fall of 2000.

LENDING ACTIVITIES

     General. The loan portfolio of the Company is comprised of commercial, commercial and residential real estate and installment consumer loans. Such loans are originated within the Company's market area of East Tennessee and are generally secured by residential or commercial real estate or business or personal property located in the counties of Greene, Washington, Hamblen, Sullivan, Hawkins, Blount, Knox, McMinn, Loudon, Monroe and Cocke Counties, Tennessee.

     Loan Composition. The following table sets forth the composition of the Company's loans for the periods indicated.

                                                2000             1999         1998            1997            1996
                                                ----             ----         ----            ----            ----
Commercial..........................       $   87,680      $    68,793    $   57,860     $   51,661     $    52,499
Commercial real estate..............          288,254          242,574       185,063        182,837         157,855
Residential real estate.............          204,202          170,299       135,515        134,016         108,802
Loans held for sale.................            1,725            1,210         5,043          7,284              --
Consumer............................           88,687           71,169        76,077         68,644          51,297
Other...............................           12,493           16,774        27,349         12,035          21,852
                                           ----------      -----------    ----------     ----------     -----------
   Total............................          683,041          570,819       486,907        456,477         392,305

Less:
Unearned Income.....................          (14,248)        (13,590)       (9,993)        (5,933)         (3,703)
Allowance for loan losses...........          (11,728)        (10,332)      (10,253)        (9,154)         (7,330)
                                             ---------     ----------     ----------     ----------     ----------
   Net loans........................         $657,065      $  546,897     $ 466,661      $ 441,390      $  381,272
                                             ==========    ===========    ==========     ==========     ==========

     Loan Maturities. The following table reflects at December 31, 2000 the dollar amount of loans maturing or subject to rate adjustment based on their contractual terms to maturity. Loans with fixed rates are reflected based upon the contractual repayment schedule while loans with variable interest rates are reflected based upon the contractual repayment schedule up to the contractual rate adjustment date. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity are reported as due within three months.

                                                Due in One      Due After One Year       Due After
                                               Year or Less     Through Five Years      Five Years         Total
                                               ------------     ------------------      ----------         -----
Commercial.............................         $   59,307           $   26,418         $   1,955        $   87,680
Commercial real estate.................            134,951              146,058             7,245           288,254
Residential real estate................             85,185               98,114            20,903           204,202
Loans held-for-sale....................              1,725                   --                --             1,725
Consumer...............................             18,947               69,155               585            88,687
Other..................................              5,139                1,740             5,614            12,493
                                                ----------           ----------          --------         ---------
     Total.............................           $305,254             $341,485           $36,302          $683,041
                                                ==========           ==========          ========         =========

     The following table sets forth the dollar amount of the loans maturing subsequent to the year ending December 31, 2001 between those with predetermined interest rates and those with floating, or variable, interest rates.

                                          Fixed Rate    Variable Rate    Total
                                          ----------    -------------    -----
                                                      (In thousands)
Commercial                                $ 28,372       $ 13,602       $ 41,974
Commercial real estate                     150,301         39,746        190,047
Residential real estate                    109,892         62,337        172,229
Loans held-for-sale                          1,725             --          1,725
Consumer                                    69,740            305         70,045
Other                                        1,811             53          1,864
                                          --------       --------       --------
     Total                                $361,841       $116,043       $477,884
                                          ========       ========       ========

     Commercial Real Estate Loans. The Company originates commercial loans, generally to existing business customers, secured by real estate located in the Company's market area. At December 31, 2000, commercial real estate loans totaled $288,254, or 43.87%, of the Company's net loan portfolio. The terms of such loans are generally for ten to twenty years and are priced based in part upon the prime rate, as reported in The Wall Street Journal. Commercial real estate loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary source of repayment, financial strength of any guarantor, strength of the tenant (if any), liquidity, leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. Generally, the Company will loan up to 80-85% of the value of improved property, 65% of the value of raw land and 75% of the value of land to be acquired and developed. A first lien on the property and assignment of lease is required if the collateral is rental property, with second lien positions considered on a case by case basis.

     Commercial Loans. Commercial loans are made for a variety of business purposes, including working capital, inventory and equipment and capital expansion. At December 31, 2000, commercial loans outstanding totaled $87,680, or 13.34%, of the Company's net loan portfolio. The terms for commercial loans are generally one to seven years. Commercial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, financial strength of any guarantor, liquidity, leverage, management experience, ownership structure, economic conditions and industry-specific trends and collateral. The loan to value ratio depends on the type of collateral. Generally speaking, accounts receivable are financed at 70% of accounts receivable less than 90 days past due. If other collateral is taken to support the loan, the loan to value of accounts receivable may approach 85%. Inventory financing will range between 50% and 60% depending on the borrower and nature of inventory. The Company requires a first lien position for such loans. These types of loans are generally considered to be a higher credit risk than other loans originated by the Company.

     Residential Real Estate. The Company also originates one-to-four family, owner-occupied residential mortgage loans secured by property located in the Company's primary market area. The majority of the Company's residential mortgage loans consists of loans secured by owner-occupied, single-family residences. At December 31, 2000, the Company had $204,202, or 31.08%, of its net loan portfolio in residential real estate loans. The Company also originates, to a limited extent, installment real estate loans for other types of real estate acquisitions. Residential real estate loans generally have a loan to value ratio of 85%. These loans are underwritten by giving consideration to the ability to pay, stability of employment or source of income, credit history and loan to value ratio.

     Mortgage loans originated by the Bank are not underwritten in conformity with secondary market guidelines and therefore are not readily salable. Beginning in April 1997, the Company began selling one-to-four family mortgage loans in the secondary market to Freddie Mac through the Bank's mortgage banking operation. Sales of such loans totaled $31,220 during 2000, and the related mortgage servicing rights were sold together with the loan.

     Installment Consumer Loans. At December 31, 2000, the Company's installment consumer loan portfolio totaled $88,687, or 13.50%, of the Company's total net loan portfolio. The Company's consumer loan portfolio is comprised of secured and unsecured loans originated by the Bank, Superior Financial and GBC Acceptance. The consumer loans of the Bank generally have a higher risk of default than other loans originated by the Bank. Further, consumer loans originated by Superior Financial and GBC Acceptance, finance companies rather than a bank, generally have a greater risk of default than such loans originated by commercial banks and accordingly carry a higher interest rate. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

     Past Due, Special Mention, Classified and Non-Accrual Loans. The Company classifies its problem loans into three categories: past due loans, special mention loans and classified loans (both accruing and non-accruing interest).

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

                                                                          At December 31,
                                              ------------------------------------------------------------------------
                                                   2000          1999          1998            1997           1996
                                                   ----          ----          ----            ----           ----
                                                                          (In thousands)
Loans accounted for on a non-accrual
   basis................................          $4,813        $2,952         $4,159         $2,265        $   616
Accruing loans which are contractually
   past due 90 days or more as to interest
   or principal payments................             475           996            872          1,583          1,486
                                                 -------          ----         ------          -----          -----
Total non-performing loans..............           5,288         3,948          5,031          3,848          2,102
Real estate owned:
   Foreclosures.........................           1,937         1,546            920            411             --
   Other real estate held and
     repossessed assets.................             350           826            607             97            223
                                                     ---          ----         ------        -------         ------
   Total non-performing assets..........         $ 7,575        $6,320         $6,558         $4,356         $2,325
                                                 =======        ======         ======         ======         ======

     Non-accrual loans increased $1,861, or 63.04%, from $2,952 at December 31, 1999 to $4,813 at December 31, 2000.

     The Company's continuing efforts to resolve non-performing loans occasionally include foreclosures, which result in the Company's ownership of the real estate underlying the mortgage. If non-accrual loans at December 31, 2000 had been current according to their original terms and had been outstanding throughout 2000, or since origination if originated during the year, interest income on these loans would have been approximately $324. Interest actually recognized on these loans during 2000 was not significant.

     Foreclosed real estate increased $391, or 25.29%, to $1,937 at December 31, 2000 from $1,546 at December 31, 1999. The real estate consists of 14 properties, of which four are commercial properties valued at $688. Management expects to liquidate these properties during 2001 at a minimal loss. The remaining properties are residential properties and management believes they will be liquidated in an orderly manner with minimal losses. Other real estate held and repossessed assets decreased $476, or 57.62%, to $350 at December 31, 2000 from $826 at December 31, 1999. This decrease is primarily due to orderly liquidations of repossessed vehicles at Superior Financial.

     At December 31, 2000, the Company had approximately $4,090 in loans that are not currently classified as non-accrual or 90 days past due or otherwise restructured and where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms. Such loans were considered classified by the Company and comprised various commercial and commercial real estate loans, including one commercial loan for $1,363 secured by a blanket lien on the land, plant and equipment of the business as well as significant additional collateral. Management believes the value of the collateral is presently sufficient to cover the full amount of the loan, plus accrued interest. This loan was considered classified based upon cash flows of the business deemed insufficient to cover debt service. In addition, such loans included approximately $1,330 in loan balances, consisting of approximately 75 loans, which were in bankruptcy status.

     Allowance for Loan Losses. The allowance for loan losses is maintained at a level which management believes is adequate to absorb all potential losses on loans then present in the loan portfolio. The amount of the allowance is affected by: (1) loan charge-offs, which decrease the allowance; (2) recoveries on loans previously charged-off, which increase the allowance; and (3) the provision of possible loan losses charged to income, which increases the allowance. In determining the provision for possible loan losses, it is necessary for management to monitor fluctuations in the allowance resulting from actual charge-offs and recoveries, and to periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions in an effort to evaluate portfolio risks. If actual losses exceed the amount of the allowance for loan losses, earnings of the Company could be adversely affected. The amount of the provision is based on management's judgment of those risks and therefore the allowance represents general, rather than specific, reserves. During the year ended December 31, 2000, the Company's provision for loan losses increased by $4,876 to $8,009 to reflect the increase in potential losses arising from the loan portfolio.

     The following is a summary of activity in the allowance for loan losses for the periods indicated:

                                                                                 Year Ended December 31,
                                                        ---------------------------------------------------------------------------
                                                          2000            1999            1998             1997             1996
                                                          ----            ----            ----             ----             ----
                                                                                     (In thousands)
Balance at beginning of year ....................       $ 10,332        $ 10,253        $  9,154        $  7,330           $  4,654
                                                        --------        --------        --------        --------           --------
Charge-offs:
   Commercial ...................................           (429)           (298)           (440)           (563)(a)           (162)
   Commercial real estate .......................           (537)           (302)            (87)           (129)               (32)
                                                        --------        --------        --------        --------           --------
          Subtotal ..............................           (966)           (600)           (527)           (692)              (194)

   Residential real estate ......................           (800)           (407)             --              --                (97)
   Consumer .....................................         (6,022)         (3,010)         (2,707)         (4,450)              (992)
   Other ........................................             --              --              --              --               (342)
                                                        --------        --------        --------        --------           --------
      Total charge-offs .........................         (7,788)         (4,017)         (3,234)         (5,142)            (1,625)
                                                        --------        --------        --------        --------           --------

Recoveries:
   Commercial ...................................             43             295             216              56                 62
   Commercial real estate .......................            137              --              24               4                 --
                                                        --------        --------        --------        --------           --------
          Subtotal ..............................            180             295             240              60                 62

   Residential real estate ......................             69              93              --              --                 10
   Consumer .....................................            926             575             673             951                745
   Other ........................................             --              --               3               2                 71
                                                        --------        --------        --------        --------           --------
      Total recoveries ..........................          1,175             963             916           1,013                888
                                                        --------        --------        --------        --------           --------
Net charge-offs .................................         (6,613)         (3,054)         (2,318)         (4,129)              (737)

Provision for loan losses .......................          8,009           3,133           3,417           5,953(a)           2,973
Balances acquired in acquisition of
    Premier Bank ................................             --              --              --              --                440
                                                        --------        --------        --------        --------           --------
Balance at end of year ..........................       $ 11,728        $ 10,332        $ 10,253        $  9,154           $  7,330
                                                        ========        ========        ========        ========           ========

Ratio of net charge-offs to average
     loans outstanding, net of
     unearned discount, during
     the period................................            1.09%            0.60%           0.52%          0.96%              0.21%
                                                      ==========     ============       =========      =========          =========
Ratio of allowance for loan losses to
     non-performing loans......................          221.79%          261.70%         203.80%        237.89%            348.72%
                                                      ==========     ============       =========      ==========         =========
Ratio of allowance for loan losses to
     total loans...............................            1.72%            1.81%           2.11%           2.01%             1.87%
                                                      ==========     ============       =========      ==========         =========

----------------------
(a) Includes a $500 charge-off against the Company's $1,100 participation in a $3,500 commercial loan to a nonprofit entity for a hotel development project, secured by a hotel building and underlying commercial real estate in Greeneville, Tennessee. In 1998, the loan was paid off and the Bank received $788 in net loan proceeds.

     The following table presents an allocation among the listed categories of the Company's allowance for loan losses at the dates indicated and the percentage of loans in each category to the total amount of loans at the respective year-ends:

                                                                                  At December 31,
                                    ---------------------------------------------------------------------------------------------
Breakdown of allowance for                     2000                           1999                           1998
                                               ----                           ----                           ----
   loan losses by category:                                           (Dollars in thousands)

                                                    Percent of loan               Percent of loan                 Percent of loan
                                                        in each                        in each                         in each
   Balance at end of period                           category to                    category to                     category to
     applicable to:                   Amount          total loans     Amount         total loans      Amount        total loans
                                      ------          -----------     ------         -----------      ------        -----------
Commercial ......................... $ 1,602             12.84%      $ 2,168             12.05%      $ 1,429             11.88%
Commercial real estate .............   6,901             42.20%        3,234             42.50%        3,640             38.01%
Residential real estate ............     947             29.90%        3,299             29.83%        2,773             27.83%
Loans held-for-sale ................       4              0.25%           --              0.21%           --              1.04%
Consumer ...........................   2,042             12.98%        1,305             12.47%        2,082             15.62%
Other ..............................     232              1.83%          326              2.94%          329              5.62%
                                     -------         ---------       -------         ---------       -------         ---------

   Totals .......................... $11,728            100.00%      $10,332            100.00%      $10,253            100.00%
                                     =======         =========       =======         =========       =======         =========

INVESTMENT ACTIVITIES

     General. The Company maintains a portfolio of investments to provide liquidity and an additional source of income.

     Securities by Category. The following table sets forth the amount of securities by major categories held by the Company at December 31, 2000, 1999 and 1998.

                                                                            At December 31,
                                                           ------------------------------------------------
                                                                2000              1999               1998
                                                                ----              ----               ----
                                                                              (In thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions .........     $ 1,866            $ 3,321            $ 3,620
                                                              -------            -------            -------

   Total ................................................     $ 1,866            $ 3,321            $ 3,620
                                                              =======            =======            =======

Securities Available for Sale:
U.S. Treasury securities and obligations of U.S. ........
   Government, corporations and agencies ................     $45,242            $19,191            $22,420
Obligations of state and political subdivisions .........       1,416              1,535              1,113
                                                              -------            -------            -------

   Total ................................................     $46,658            $20,726            $23,533
                                                              =======            =======            =======

     For information regarding the amortized cost of securities at December 31, 2000, 1999 and 1998, see Note 2 of Notes to Consolidated Financial Statements.

     Maturity Distributions of Securities. The following table sets forth the distributions of maturities of securities at amortized cost as of December 31, 2000.

                                                                Due After One
                                                   Due in One    Year through   Due After Five Years       Due
                                                  Year or Less    Five Years     through Ten Years    After Ten Years      Total
                                                  ------------    ----------     -----------------    ---------------      -----
                                                                                    (Dollars in thousands)
U.S. treasury securities - available for sale ...  $ 1,004        $    --           $    --           $    --           $ 1,004
Federal agency obligations - available for
   sale .........................................    2,044         33,480             2,922             5,709            44,155
Obligations of state and political
   subdivisions - available for sale ............       --            524                --               892             1,416
Obligations of state and political
   subdivisions - held to maturity ..............      827            592                --               447             1,866
Other securities - available for sale ...........       --             --                --                --                --
                                                   -------        -------           -------           -------           -------

      Total .....................................  $ 3,875        $34,596           $ 2,922           $ 7,048           $48,441

Market value adjustment on available for
   sale securities ..............................  $   (10)       $    25           $    27           $    41           $    83
                                                   -------        -------           -------           -------           -------

      Total .....................................  $ 3,865        $34,621           $ 2,949           $ 7,089           $48,524
                                                   =======        =======           =======           =======           =======

Weighted average yield (a) ......................     6.31%          7.00%             7.30%             7.13%             6.98%
                                                   =======        =======           =======           =======           =======

------------------------
(a) Actual yields on tax-exempt obligations do not differ materially from yields computed on a tax equivalent basis.

     Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For information regarding the amortized cost and approximate market value of securities at December 31, 2000, by contractual maturity, see Note 2 of Notes to Consolidated Financial Statements.

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

     The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.

                                                                              Year Ended December 31,
                                                -------------------------------------------------------------------------------
                                                            2000                      1999                      1998
                                                            ----                      ----                      ----
                                                    Average      Average     Average       Average      Average       Average
                                                    Balance     Rate Paid    Balance      Rate Paid     Balance      Rate Paid
                                                    -------     ---------    -------      ---------     -------      ---------
                                                                              (Dollars in thousands)
Types of deposits (all in domestic offices)
Non-interest bearing demand
   deposits...............................       $     46,010       --%      $  42,278        --%       $  39,822          --%
Interest bearing demand deposits..........            148,428     2.67%        140,009      2.57%         107,647        2.45%
Savings deposits..........................             45,461     2.55%         47,049      2.18%          53,128        2.28%
Time deposits.............................            353,278     5.71%        273,392      5.00%         255,872        5.46%
                                                 ------------                  -------                    -------
     Total deposits.......................       $    593,177                 $502,728                   $456,469
                                                 ============                 ========                   ========

     The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2000.

                                                            Certificates of
                            Maturity Period                     Deposits
                            ---------------                     --------
                                                             (In thousands)
   Three months or less.........................                   $33,193
   Over three through six months................                    29,355
   Over six through twelve months...............                    43,822
   Over twelve months...........................                    24,080
                                                                    ------
      Total.....................................                  $130,450
                                                                  ========

COMPETITION

     To compete effectively, the Company relies substantially on local commercial activity; personal contacts by its directors, officers, other employees and shareholders; personalized services; and its reputation in the communities it serves.

     According to data as of June 30, 2000 supplied by the FDIC, the Bank ranked as the largest independent commercial bank in its market area, which includes Greene, Hamblen, Hawkins, Sullivan, Washington, Madison, Loudon, Blount and McMinn Counties and portions of Cocke, Monroe, Jefferson and Knox Counties. In Greene County, there are six commercial banks and one savings bank, operating 22 branches and holding an aggregate of approximately $694 million in deposits as of June 30, 2000.

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

EMPLOYEES

     As of December 31, 2000 the Company employed 388 full-time equivalent employees. None of the Company's employees are presently represented by a union or covered under a collective bargaining agreement. Management of the Company considers relations with employees to be good.

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

     Bank holding companies like the Company are currently prohibited from engaging in activities other than banking and activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. The FRB's regulations contain a list of permissible nonbanking activities that are closely related to banking or managing or controlling banks. A bank holding company must file an application or notice with the Federal Reserve prior to acquiring more than 5% of the voting shares of a company engaged in such activities. Financial modernization legislation enacted on November 12, 1999, however, will greatly broaden the scope of activities permissible for bank holding companies. Effective March 11, 2000, this legislation permits bank holding companies, upon classification as financial holding companies, to engage in a broad variety of activities "financial" in nature. See "--Financial Modernization Legislation."

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

     Capital Requirements. The FRB has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies, and the FDIC has established similar guidelines for state-chartered banks that are not members of the FRB. The regulations of the FRB and FDIC impose two sets of capital adequacy requirements: minimum leverage rules, which require the maintenance of a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At December 31, 2000, the Company and the Bank satisfied the minimum required regulatory capital requirements. See
Note 10 of Notes to Consolidated Financial Statements.

     The FDIC has issued final regulations that classify insured depository institutions by capital levels and require the appropriate federal banking regulator to take prompt action to resolve the problems of any institution that fails to satisfy the capital standards. Under such regulations, a "well-capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. As of December 31, 2000, the Bank was "well-capitalized" as defined by the regulations. See Note 10 of Notes to Consolidated Financial Statements for further information.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding the executive officers of the Company.

                              Age At
     Name                December 31, 2000        Title
     ----                -----------------        -----
R. Stan Puckett                 44            President and Chief Executive Officer
William F. Richmond             51            Senior Vice President and Chief Financial Officer

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

     WILLIAM F. RICHMOND joined the Company in February 1996 and currently serves as Senior Vice President and Chief Financial Officer of the Company and the Bank. Prior to joining the Company, Mr. Richmond served, subsequent to the acquisition of Heritage Federal Bancshares, Inc. ("Heritage") by First American Corporation (now a part of AmSouth Bancorporation), as transition coordinator for various financial matters from November 1995 through January 1996. Heritage was the parent of Heritage Federal Bank for Savings located in Kingsport, Tennessee. He served as Senior Vice President and Chief Financial Officer for Heritage from June 1991 through October 1995 and as controller from April 1985 through May 1991. He has been active in community activities in the Tri-Cities, Tennessee area, having served on the Board of Directors of Boys and Girls Club, Inc. and as President of the Tri-Cities Estate Planning Council. He has served in various capacities with the United Way of Greater Kingsport and is a Paul Harris Fellow in Rotary International. He is licensed as a Certified Public Accountant in Virginia and Tennessee and is also a Certified Financial Planner.

ITEM 2.         PROPERTIES

     The Company's principal executive offices are located at 100 North Main Street, Greeneville, Tennessee in facilities owned by the Bank. At December 31, 2000, the Company maintained a main office in Greeneville, Tennessee and 25 bank branches (of which seven are in leased operating premises) and 19 separate locations operated by the Bank's subsidiaries.

ITEM 3.         LEGAL PROCEEDINGS

     From time to time, the Company and its subsidiaries are parties to various legal proceedings incident to its business. At December 31, 2000, there were no legal proceedings which management anticipates would have a material adverse effect on the Company.

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

                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

     The information contained under the section captioned "Market and Dividend Information" in the Company's 2000 Annual Report to Shareholders (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information contained in the section captioned "Change in Accountants" in the Company's Annual Report is incorporated herein by reference.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning the Board of Directors of the Company, the information contained under the section captioned "Election of Directors" in the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

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

          1.   Report of Independent Accountants.

          2.   Consolidated Balance Sheets - December 31, 2000 and 1999.

          3. Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998.

          4. Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998.

          5. Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.

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

               Exhibit No. 11.  Statement re Computation of Per Share Earnings

                                    Incorporated by reference to Note 12
                                    of the Notes to Consolidated Financial
                                    Statements.

               Exhibit No. 13.  Annual Report to Shareholders

                                    Except for those portions of the
                                    Annual Report to Shareholders for the
                                    year ended December 31, 2000, that are
                                    expressly incorporated herein by
                                    reference, such Annual Report is
                                    furnished for the information of the
                                    Commission and is not to be deemed
                                    "filed" as part of this Report.

               Exhibit No. 21.  Subsidiaries of the Registrant

                                    A list of subsidiaries of the Registrant is included as an exhibit to this Report.

                     Exhibit No. 23.1.  Consent of PricewaterhouseCoopers LLP

                     Exhibit No. 23.2.  Consent of Crowe, Chizek and Company LLP

          (b) Reports on Form 8-K. During the last quarter of the year ended December 31, 2000, the Company filed two separate reports on Form 8-K. The first report, filed on October 5, 2000, disclosed that the Bank entered into two separate agreements pursuant to which the Bank would acquire two branches from Wachovia Bank, N.A., and sell one of its branches to Wachovia Bank, N.A. The second report, filed on October 24, 2000, disclosed that the Company had changed its independent auditors from PriceWaterhouseCoopers to Crowe, Chizek and Company LLP. No financial statements were filed with either report.

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

                                      GREENE COUNTY BANCSHARES, INC.


Date:   March 30, 2001                By: /s/ R. Stan Puckett
                                         ----------------------------------
                                           R. Stan Puckett
                                           Director, President and
                                              Chief Executive Officer
                                              (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.




SIGNATURE AND TITLE:                                     DATE:



/s/ R. Stan Puckett                                      March 30, 2001
----------------------------------------
R. Stan Puckett
Director, President and Chief
  Executive Officer
  (Principal Executive Officer)


/s/ William F. Richmond                                  March 30, 2001
----------------------------------------
William F. Richmond
Senior Vice President and
  Chief Financial Officer
  (Principal Financial and Accounting Officer)


/s/ Ralph T. Brown                                       March 30, 2001
----------------------------------------
Ralph T. Brown
Chairman of the Board


/s/ Phil M. Bachman, Jr.                                 March 30, 2001
----------------------------------------
Phil M. Bachman, Jr.
Director


/s/ Charles S. Brooks                                    March 30, 2001
----------------------------------------
Charles S. Brooks
Director


/s/ Bruce Campbell                                       March 30, 2001
----------------------------------------
Bruce Campbell
Director

/s/ W.T. Daniels                                         March 30, 2001
----------------------------------------
W.T. Daniels
Director


/s/ J.W. Douthat                                         March 30, 2001
----------------------------------------
J.W. Douthat
Director


/s/ James A. Emory                                       March 30, 2001
----------------------------------------
James A. Emory
Director


/s/ Jerald K. Jaynes                                     March 30, 2001
----------------------------------------
Jerald K. Jaynes
Director


/s/ Terry Leonard                                        March 30, 2001
----------------------------------------
Terry Leonard
Director


/s/ H.J. Moser, III                                      March 30, 2001
----------------------------------------
H.J. Moser, III
Director


/s/ Davis Stroud                                         March 30, 2001
----------------------------------------
Davis Stroud
Director


/s/ Charles Whitfield                                    March 30, 2001
----------------------------------------
Charles Whitfield
Director