Form 10-Q
period 2001-03-31
GREENE COUNTY BANCSHARES INC
filed 2001-05-11
CIK 764402

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


For Quarter ended March 31, 2001                   Commission File Number
                                                         0-14289



                         GREENE COUNTY BANCSHARES, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)



                Tennessee                                   62-1222567
--------------------------------------------   ---------------------------------
(State or other jurisdiction of                 (IRS Employer Identification
incorporated or organization)                              Number)


Main & Depot Street
Greeneville, Tennessee                                         37743
---------------------------------               --------------------------------
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

                                  Yes X No ___

Indicate the number or shares outstanding of each of the Issuers classes of common stock as of the latest practicable date: 1,363,778.

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The unaudited condensed consolidated financial statements of the Registrant and its wholly owned subsidiaries are as follows:

     Condensed  Consolidated  Balance  Sheets - March 31, 2001 and  December 31,
     2000.

     Condensed Consolidated Statements of Income - For the three months ended March 31, 2001 and 2000.

     Condensed Consolidated Statement of Stockholders' Equity - For the three months ended March 31, 2001.

     Condensed Consolidated Statements of Cash Flows - For the three months ended March 31, 2001 and 2000.

     Notes to Condensed Consolidated Financial Statements.

                         GREENE COUNTY BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                           (UNAUDITED)
                                                            MARCH 31,   DECEMBER 31,
                                                              2001          2000*
                                                            ---------   ------------
                                    ASSETS
                                    ------

Cash and due from banks                                       $ 22,996   $ 24,038

Federal funds sold                                              12,928      8,130

Securities available-for-sale ("AFS")                           18,341     46,658
Securities held-to-maturity (with a market value of $1,774
  on March 31, 2001 and $1,869 on December 31, 2000)             1,767      1,866

FHLB and Bankers Bank stock, at cost                             4,327      4,254

Loans held for sale                                              3,724      1,725

Loans                                                          683,900    667,068

  Less: allowance for loan losses                               12,271     11,728
                                                              --------   --------

  NET LOANS                                                    671,629    655,340
                                                              --------   --------

Bank premises and equipment, net of
    accumulated depreciation                                    24,986     23,934

Other assets                                                    20,849     23,172
                                                              --------   --------

     TOTAL ASSETS                                             $781,547   $789,117
                                                              ========   ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------

Deposits                                                      $631,329   $648,641
Federal funds purchased and repurchase agreements                4,634      4,713
Notes payable                                                   68,836     59,949
Accrued interest payable and other liabilities                  11,582     12,804
                                                              --------   --------

    TOTAL LIABILITIES                                          716,381    726,107
                                                              --------   --------

                               SHAREHOLDERS' EQUITY
                               --------------------

Common Stock, par value $10, authorized 5,000,000 shares;
    issued and outstanding 1,363,778 shares at
    March 31, 2001 and December 31, 2000                        13,638     13,638
Paid in Capital                                                  4,854      4,854
Retained Earnings                                               46,557     44,467
Accumulated Other Comprehensive Income (Loss)                      117         51
                                                              --------   --------

    TOTAL SHAREHOLDERS' EQUITY                                  65,166     63,010
                                                              --------   --------
    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                  $781,547   $789,117
                                                              ========   ========

* Condensed from Audited Financial Statements.
See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                               --------------------------------------
                                                                    2001                  2000
                                                               ----------------      ----------------
    INTEREST INCOME:
    ----------------
      Interest and Fees on Loans                             $          17,484     $          14,627
      Interest on Investment Securities                                    469                   859
      Interest on Federal Funds Sold and Other
        Interest-earning Deposits                                          229                    44
                                                               ----------------      ----------------
                                       TOTAL INTEREST INCOME            18,182                15,530
                                                               ----------------      ----------------
    INTEREST EXPENSE:
    -----------------
      Interest on Deposits                                               7,081                 5,229
      Interest on Borrowings                                               841                   849
                                                               ----------------      ----------------
                                      TOTAL INTEREST EXPENSE             7,922                 6,078
                                                               ----------------      ----------------

                                         NET INTEREST INCOME            10,260                 9,452

    Provision for Loan Losses                                            1,439                 1,717
                                                               ----------------      ----------------

         NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES                                     8,821                 7,735
                                                               ----------------      ----------------

    NONINTEREST INCOME:
    -------------------
      Service Charges, Commissions and Fees                              1,730                 1,112
      Other Income                                                         586                   445
                                                               ----------------      ----------------
                                    TOTAL NONINTEREST INCOME             2,316                 1,557
                                                               ----------------      ----------------
    NONINTEREST EXPENSE:
    --------------------
      Salaries and Benefits                                              4,124                 3,870
      Occupancy and Furniture and Equipment Expense                        954                   858
      Other Expenses                                                     1,457                 1,556
                                                               ----------------      ----------------
                                   TOTAL NONINTEREST EXPENSE             6,535                 6,284
                                                               ----------------      ----------------

         INCOME BEFORE INCOME TAXES                                      4,602                 3,008

    Income Taxes                                                         1,694                   851
                                                               ----------------      ----------------

         NET INCOME                                          $           2,908     $           2,157
                                                               ================      ================

    PER SHARE OF COMMON STOCK:
    --------------------------
      Net Income, Basic                                                  $2.13                 $1.59
                                                                         =====                 =====
      Net Income, Assuming Dilution                                      $2.11                 $1.57
                                                                         =====                 =====
      Dividends                                                          $0.60                 $0.60
                                                                         =====                 =====

See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                               ACCUMULATED
                                                                                  OTHER
                                                                              COMPREHENSIVE
                                       COMMON        PAID IN      RETAINED        INCOME
                                       STOCK         CAPITAL      EARNINGS        (LOSS)        TOTAL
                                       -----         -------      --------        ------        -----
JANUARY 1, 2001                      $ 13,638      $  4,854      $ 44,467       $     51      $ 63,010

  Net income                               --            --         2,908             --         2,908

  Change in unrealized gain on AFS
     securities, net of tax:               --            --            --             66            66
                                                                                              --------
     Comprehensive income               2,974

  Dividends paid                           --            --          (818)            --          (818)


                                     --------      --------      --------       --------      --------
MARCH 31, 2001                       $ 13,638      $  4,854      $ 46,557       $    117      $ 65,166
                                     ========      ========      ========       ========      ========

See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                       MARCH 31,         MARCH 31,
                                                                                          2001              2000
                                                                                      ----------        -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Net Income                                                                           $  2,908          $  2,157
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Provision for loan losses                                                           1,439             1,717
      Depreciation and amortization                                                         372               345
      Amortization of premiums on securities, net of accretion                               38               (61)
      FHLB stock dividends                                                                  (73)              (61)
      Loans originated for sale                                                         (14,655)           (7,296)
      Proceeds from loans originated for sale                                            12,730             6,663
      Net realized (gain) loss on sale of loans originated for sale                         (74)              (48)
      Loss on other real estate owned                                                        56                59
      Net Changes:
       Accrued interest receivable and other assets, net of intangibles                   2,383               149
       Accrued interest payable and other liabilities                                    (1,251)           (1,938)
                                                                                       --------          --------
                                       NET CASH PROVIDED BY OPERATING ACTIVITIES          3,873             1,686
                                                                                       --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease (increase) in securities and other interest-earning investments           28,485           (24,337)
  Net originations of loans held-to-maturity                                            (19,011)          (30,586)
  Improvements in other real estate owned and proceeds from
    sales of other real estate owned, net                                                 1,125               868
  Fixed asset additions and proceeds from sales of fixed asset, net                      (1,424)           (2,615)
                                                                                       --------          --------
                                NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES          9,175           (56,670)
                                                                                       --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                                   (17,311)           56,015
  Decrease in federal funds purchased                                                         0           (11,620)
  (Decrease) increase in securities sold under repurchase agreements                        (80)            2,621
  Increase in notes payable, net                                                          8,917            33,882
  Proceeds from issuance of common stock                                                      0               350
  Cash dividends paid                                                                      (818)             (816)
                                                                                       --------          --------
                                NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES         (9,292)           80,432
                                                                                       --------          --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 3,756            25,448
                                                                                       --------          --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         32,168            44,555
                                                                                       --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 35,924          $ 70,003
                                                                                       ========          ========

See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

1-PRINCIPLES OF CONSOLIDATION
-----------------------------

The accompanying unaudited condensed consolidated financial statements of Greene County Bancshares, Inc. (the "Company") and its wholly owned subsidiary, Greene County Bank (the "Bank"), have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit and the results of operations for the interim period herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts from prior period financial statements have been reclassified to conform to the current year's presentation.

2-ALLOWANCE FOR LOAN LOSSES
---------------------------

Transactions in the Allowance for Loan Losses for the three months ended March 31, 2001 and twelve months ended December 31, 2000 were as follows:

                                                March 31,        December 31,
                                                  2001              2000
                                               -----------       ------------
                                                     (in thousands)

Balance at beginning of year                 $   11,728         $    10,332
Add (Deduct):
  Charge-offs                                    (1,276)             (7,788)
  Recoveries                                        380               1,175
  Provisions                                      1,439               8,009
                                              -------------      -----------
Ending Balance                               $   12,271         $    11,728
                                              =============      ===========

                                                 March 31,        December 31,
                                                   2001               2000
                                              -------------      -------------
                                                         (in thousands)

Loans past due 90 days still on accrual      $      791         $       475
Nonaccrual Loans                                  5,218               4,813
                                              -------------      -----------
Total                                        $    6,009         $     5,288
                                              =============      ===========

3-EARNINGS PER SHARE OF COMMON STOCK

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

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three months ended March 31, 2001 and 2000:

                                    (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                                  THREE MONTHS ENDED MARCH 31,
                                -----------------------------------------------------------------------
                                              2001                                  2000
                                --------------------------------     ----------------------------------

                                   INCOME         SHARES                  INCOME             SHARES
                                 (NUMERATOR)   (DENOMINATOR)            (NUMERATOR)      (DENOMINATOR)
BASIC EPS
Income available to
  common shareholders              $2,908        1,363,778                $2,157           1,360,431

EFFECT OF DILUTIVE SECURITIES
Stock options outstanding              --           12,055                    --              11,206
                                -----------------------------------------------------------------------

DILUTED EPS
Income available to common
  shareholders plus assumed
  conversions                      $2,908        1,375,833                $2,157           1,371,637
                                =======================================================================

4-SEGMENT INFORMATION
---------------------

The Company's operating segments include banking, mortgage banking, consumer finance, subprime automobile lending and title insurance. The reportable segments are determined by the products and services offered, and internal reporting. Loans, investments, and deposits provide the revenues in the banking operation, loans and fees provide the revenues in consumer finance, mortgage banking, and subprime lending and insurance commissions provide revenues for the title insurance company. Mortgage banking, consumer finance, subprime automobile lending and title insurance do not meet the quantitative threshold on an individual basis, and are therefore shown below in "other". All operations are domestic.

Segment performance is evaluated using net interest income and noninterest income. Income taxes are allocated based on income before income taxes and indirect expenses (includes management fees) are allocated based on time spent for each segment. Transactions among segments are made at fair value. Information reported internally for performance assessment follows.

                         (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
SEGMENT INFORMATION:
--------------------

THREE MONTHS ENDED MARCH 31, 2001            BANK             OTHER              TOTAL
---------------------------------      ---------------  -----------------  ------------------
Net interest income                  $          8,658   $          1,602   $          10,260
Provision for loan losses                         (87)             1,526               1,439
Noninterest income                              1,645                671               2,316
Noninterest expense                             5,350              1,185               6,535
Income tax expense                              1,945               (251)              1,694
                                      ----------------   ----------------   -----------------
SEGMENT PROFIT                       $          3,095   $           (187)  $           2,908
                                      ================   ================   =================

SEGMENT ASSETS                       $        740,196   $         41,351   $         781,547
                                      ================   ================   =================



THREE MONTHS ENDED MARCH 31, 2000            BANK             OTHER              TOTAL
---------------------------------     ----------------   ----------------   -----------------

Net interest income                  $          7,809   $          1,643   $           9,452
Provision for loan losses                         300              1,417               1,717
Noninterest income                                998                559               1,557
Noninterest expense                             4,816              1,468               6,284
Income tax expense                              1,156               (305)                851
                                      ----------------   ----------------   -----------------
SEGMENT PROFIT                       $          2,535   $           (378)  $           2,157
                                      ================   ================   =================

SEGMENT ASSETS                       $        747,805   $         41,312   $         789,117
                                      ================   ================   =================

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

     ALL DOLLAR AMOUNTS SET FORTH BELOW, OTHER THAN PER-SHARE AMOUNTS AND PERCENTAGES, ARE IN THOUSANDS UNLESS OTHERWISE NOTED.

GENERAL

     Greene County Bancshares, Inc. (the "Company") is the bank holding company for Greene County Bank ("the Bank"), a Tennessee-chartered commercial bank that conducts the principal business of the Company. In addition to its commercial banking operations, the Bank conducts separate businesses through its three wholly-owned subsidiaries: Superior Financial Services, Inc. ("Superior Financial"), a consumer finance company; GCB Acceptance Corporation ("GCB Acceptance"), a subprime automobile lending company; and Fairway Title Co., a title company formed in 1998. The Bank also operates a mortgage banking operation through its main office in Knox County, Tennessee and it also has representatives located through out the Company's branch system.

BRANCH PURCHASE AND SALE

     On March 8, 2001, the Bank acquired a bank branch located in Hot Springs, North Carolina (the "North Carolina Branch") from Wachovia Bank, N.A. ("Wachovia") and sold its bank branch located in Farragut, Tennessee (the "Farragut Branch") to Wachovia. As a result of the acquisition of the North Carolina Branch and the attendant sale of the Farragut Branch, the Company's deposits decreased by approximately $7,600. Other than the reduction in deposits referenced above, the effect of this transaction on the Company's financial condition and results of operations was not material.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company's primary source of liquidity is dividends paid by the Bank. Applicable Tennessee statutes and regulations impose restrictions on the amount of dividends that may be declared by the Bank. Further, any dividend payments are subject to the continuing ability of the Bank to maintain its compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a "well-capitalized" institution. In addition, the Company maintains lines of credit totaling $40 million with the Federal Home Loan Bank of Cincinnati ("FHLB") , of which $25 million was available at March 31, 2001. The Company also maintains federal funds lines of credit totaling $80.9 million at eight correspondent banks.

     The Company's liquid assets include investment securities, federal funds sold and other interest-earning deposits, and cash and due from banks. Including securities pledged to collateralize municipal deposits, these assets represented 8.6% of the total liquidity base at March 31, 2001, as compared to 11.9% at December 31, 2000. The liquidity base is generally defined to include deposits, securities sold under repurchase agreements and short-term borrowed funds and other borrowings.

     For the three months ended March 31, 2001, operating activities of the Company provided $3,873 of cash flows. Net income of $2,908 adjusted for non-cash operating activities, including $1,439 in provision for loan losses and depreciation of $410 provided the majority of the cash generated from operations. These cash flows were offset, in part, by the $1,925 in funds received from loans originated for sale, net of proceeds from the sale of such loans

     The Company's decrease in investment securities and other interest-earning deposits provided $28,485 in cash flows, while the net increase in held-to-maturity loans originated, net of principle collected, used $19,011 in cash flows.

     The net reduction in deposits and cash dividends paid to shareholders used $17,311 and $818 in cash flows, respectively. These uses of cash flows were offset, in part, by the $8,917 increase in notes payable, net.

     CAPITAL RESOURCES. The Company's capital position is reflected in its shareholders' equity, subject to certain adjustments for regulatory purposes.
Shareholders' equity, or capital, is a measure of the Company's net worth, soundness and viability. The Company continues to exhibit a strong capital position while consistently paying dividends to its stockholders. Further, the capital base of the Company allows it to take advantage of business opportunities while maintaining the level of resources deemed appropriate by management of the Company to address business risks inherent in the Company's daily operations. At the Company's annual shareholder meeting on April 25, 2001, shareholders approved an increase in the number of authorized shares of common stock from five million shares to fifteen million shares. Also, on April 25, 2001, the Company declared a 5-for-1 stock split, effected as a dividend, payable on May 29, 2001 to shareholders of record as of the close of business on May 15, 2001.

     Shareholders' equity on March 31, 2001 was $65,166, an increase of $2,156, or 3.42%, from $63,010 on December 31, 2000. The increase in shareholders' equity primarily reflects net income for the three months ended March 31, 2001 of $2,908 ($2.11 per share, assuming dilution). This increase was offset by a quarterly dividend payment during the three months ended March 31, 2001 totaling $818 ($.60 per share).

     Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of stockholders' equity, less goodwill). At March 31, 2001, the Company and the Bank each satisfied their respective minimum regulatory capital requirements, and the Bank was "well-capitalized" within the meaning of federal regulatory requirements.


=====================================================================
                        Capital Ratios at March 31, 2001
---------------------------------------------------------------------
                                      Required
                                      Minimum   Company        Bank
                                       Ratio
----------------------------------------------------------------------
 Tier 1 risk-based capital             4.00%     9.99%         10.11%
----------------------------------------------------------------------
  Total risk-based capital             8.00%    11.25%         11.37%
----------------------------------------------------------------------
       Leverage Ratio                  4.00%     8.20%          8.28%
======================================================================

CHANGES IN RESULTS OF OPERATIONS

     NET INCOME. Net income for the three months ended March 31, 2001 was $2,908, an increase of $751, or 34.8%, as compared to net income of $2,157, for the same period in 2000. The increase for the three months ended March 31, 2001 resulted primarily from an increase in non-interest income of $759 or 48.7%, to $2,316 for the three months ended March 31, 2001 from $1,557 for the same period in 2000. This increase primarily reflects growth in service charges associated with the Company's new checking account programs, as well as additional fees generated by the Company's mortgage banking operation. Further contributing to the increase in net income was the $808, or 8.5%, increase in net interest income to $10,260 for the three months ended March 31, 2001 from $9,452 for the same period in 2000. The increase in net interest income primarily reflects the Company's continued growth in loan production for the three months ended March 31, 2001, as compared to the same period in 2000, through its expanded branch network, primarily through increases in commercial and residential real estate loans.

     Income taxes increased $843, or 99.1%, to $1,694 for the three months ended March 31, 2001 from $851 for the same period in 2000. The difference in tax expense from 2000 to 2001 reflects the Company's revision during the first quarter of 2000 of its estimate of corporate income tax liability for 2000, primarily from its then-current analysis of loan charge-offs and tax examination results.

     NET INTEREST INCOME. The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of interest-earning assets and interest-bearing liabilities, which are affected in part by management's responses to changes in interest rates through asset/liability management. During the three months ended March 31, 2001, net interest income was $10,260, as compared to $9,452 for the same period in 2000, representing an increase of 8.5%. This increase was due primarily to an increase in volume of average interest-earning assets, including an increase in loan originations, primarily in the Bank.

     PROVISION FOR LOAN LOSSES. During the three month period ended March 31, 2001, loan charge-offs were $1,276 and recoveries of charged-off loans were $380. The Company's provision for loan losses decreased by $278, or 16.2%, to $1,439 for the three months ended March 31, 2001, from $1,717 for the same period in 2000. The decrease is primarily reflective of lower provisions in the Bank based on management's assessment of the risk of collection inherent in its existing loan portfolio. Offsetting, in part, these lower provisions in the Bank were slightly higher provisions in Superior Financial and GCB Acceptance, indicative of both higher loan balances in both subsidiaries, as compared to the same quarter in 2000, and also management's evaluation of the loan quality in both portfolios. Despite this decrease in provisions, the Company's allowance for loan losses increased by $543 to $12,271 at March 31, 2001 from $11,728 at December 31, 2000, with the ratio of the allowance for loan losses to total loans remaining essentially constant from period to period. The ratio of allowance for loan losses to nonperforming assets was 146.14% and 154.83% at March 31, 2001 and December 31, 2000, respectively, and the ratio of nonperforming assets to total assets was 1.07% and .96% at March 31, 2001 and December 31, 2000, respectively. The ratio of nonperforming loans to total loans was .86% and .78% at March 31, 2001 and December 31, 2000, respectively.

     Annualized net charge-offs in Superior Financial for the quarter ended March 31, 2001 were $1,817 versus $1,182 in the Bank. This compares with $3,210 and $2,625, respectively, for 2000.

     NON-INTEREST INCOME. Income that is not related to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important supplement to the traditional method of earning income through interest rate spreads.

     Total non-interest income for the three months ended March 31, 2001 was $2,316, as compared to $1,557 for the same period in 2000. The largest component of non-interest income, i.e., service charges, commissions and fees totaled $1,730 for the three months ended March 31, 2001, as compared to $1,112 for the same period in 2000. This increase of $618, or 55.6%, primarily reflects growth in service charges associated with the Company's new checking account programs, as well as additional fees generated by the Company's mortgage banking operation. Other income also increased by $141, or 31.7%, to $586 for the three months ended March 31, 2001 from $445 for the same period in 2000. Most of this increase resulted from fees and commissions generated from insurance products and from the Bank's trust operation.

     Primarily as a result of this increase in non-interest income along with the increase in net interest income and minimal increase in non-interest expense, as discussed below, the Company's efficiency ratio was positively affected, as the ratio decreased from 57.01% at March 31, 2000 to 51.96% at March 31, 2001. The efficiency ratio illustrates how much it cost the Company to generate revenue; for example, it cost the Company 51.96 cents to generate one dollar of revenue for the three months ended March 31, 2001.

     NON-INTEREST EXPENSE. Control of non-interest expense also is an important aspect in enhancing income. Non-interest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total non-interest expense was $6,535 for the three months ended March 31, 2001 compared to $6,284 for the same period in 2000.

     Personnel costs are the primary element of the Company's non-interest expenses. For the three months ended March 31, 2001, salaries and benefits represented $4,124, or 63.1%, of total non-interest expense. This was an increase of $254, or 6.6%, over the $3,870 for the three months ended March 31, 2000. While the Company decreased its size to 44 branches at March 31, 2001 from 47 branches at March 31, 2000, the number of full-time equivalent employees was 394 versus 378 at March 31, 2000, representing an increase of 4.2%. This increase in employees was primarily due to strengthening certain operational areas, which required increased staff at varying experience and compensation levels. Further, the reduction in the number of the Company's branches did not create a proportional decline in the number of employees, as some of the related employees were consolidated into other areas of the Company.

     Occupancy and furniture and equipment expense increased by $96, or 11.2%, to $954 for the three months ended March 31, 2001, as compared to $858 for the some period in 2000. Although the actual number of Company branches declined, increased depreciation expense associated with technology expenditures and branches previously placed in service during early 2000, as well as higher utility costs associated with increased energy prices, put upward pressure on these expenses.

     Income taxes increased $843, or 99.1%, to $1,694 for the three months ended March 31, 2001 from $851 for the same period in 2000. The difference in tax expense from 2000 to 2001 reflects the Company's revision during the first quarter of 2000 of its estimate of corporate income tax liability for 2000, primarily from its then-current analysis of loan charge-offs and tax examination results.

CHANGES IN FINANCIAL CONDITION

     Total assets at March 31, 2001 were $781,547, a decrease of $7,570, or 1.0%, from 2000's year-end total assets of $789,117. The decrease in assets was reflective of the substantial reduction in securities available-for-sale, offset, in part, by the increase in loans.

     At March 31, 2001, loans, net of unearned income and allowance for loan losses, were $671,629 compared to $655,340 at December 31, 2000, an increase of $16,289, or 2.5%, from December 31, 2000. The increase in loans during the first three months of 2001 is primarily due to an increase in commercial and residential real estate loans resulting primarily from increased loan demand. Non-performing loans include non-accrual and classified loans. The Company has a policy of placing loans 90 days delinquent in non-accrual status and charging them off at 120 days past due. Other loans past due that are well secured and in the process of collection continue to be carried on the Company's balance sheet. The Company has aggressive collection practices in which senior management is heavily involved. Nonaccrual loans and loans past due 90 days and still accruing increased by $405 and $316, respectively, during the three months ended March
31, 2001 to $5,218 and $791, respectively. The increase in nonaccrual loans consisted primarily of one commercial real estate and one consumer loan. The increase in loans past due 90 days and still accruing consisted primarily of two commercial real estate loans and one consumer loan. Management believes they have adequately provided for any potential losses related to these loans as of March 31, 2001. At March 31, 2001, the ratio of the Company's allowance for loan losses to non-performing assets (which include non-accrual loans) was 146.14%.

     The Company maintains an investment portfolio to provide liquidity and earnings. Investments at March 31, 2001 with an amortized cost of $19,920 had a market value of $20,115. At year-end 2000, investments with an amortized cost of $48,441 had a market value of $48,527. This decrease resulted primarily from the calling, at par, of a $25,000 security as interest rates began to decline in the first part of 2000.

     Deposits declined $17,312, or 2.7%, to $631,329 at March 31, 2001 from $648,641 at December 31, 2000. As the Company downsized its balance sheet slightly in order to effectively manage its capital position, it sought to do so in the most cost-effective manner possible. Accordingly, most of the decrease in deposits was in higher-costing certificates of deposits. The Company also increased its notes payable, consisting primarily of borrowings from the FHLB, by $8,887 in order to offset some of the deposit reduction and to partially fund the increase in loans.

EFFECT OF NEW ACCOUNTING STANDARDS

     Effective January 1, 2001, a new accounting standard required all derivatives to be recorded at fair value. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this statement on January 1, 2001 did not have a material effect.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is incorporated herein by reference to the "Interest Rate Sensitivity" and "Asset/Liability Management" Subsections of the Management's Discussion and Analysis section contained in the Company's 2000 Annual Report to shareholders.

Management believes there has been no material change in either interest rate risk or market risk since December 31, 2000.

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

          None

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)Exhibits

             None

         (b)Reports on Form 8-K

               The Company filed two Reports on Form 8-K during the quarter ended March 31, 2001. The first Form 8-K was filed on February 28, 2001 to report that the Bank had amended its branch purchase agreement with Wachovia Bank, N.A., on February 7, 2001 to acquire only the Hot Springs, North Carolina bank branch from Wachovia and not Wachovia's Abingdon, Virginia branch. The second Form 8-K was filed on March 27, 2001 to report that it had issued a press release that day announcing its engagement of Morgan Keegan and Company, Inc. to enhance the ability of the Company's stockholders to identify potential purchasers or sellers of the Company's common stock. No financial statements were filed with either Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: 05/11/01                Greene County Bancshares, Inc.
     ----------               ------------------------------
                                    Registrant



Date: 05/11/01                 /s/  R. Stan Puckett
     ----------               -------------------------------------------------
                                    R. Stan Puckett
                                    President and CEO
                                    (Duly authorized officer)


Date: 05/11/01                 /s/  William F. Richmond
     ---------                -------------------------------------------------
                                    William F. Richmond
                                    Sr. Vice President and Chief Financial
                                    Officer (Principal financial and accounting
                                     officer)