Form 10-Q
period 2001-06-30
GREENE COUNTY BANCSHARES INC
filed 2001-08-09
CIK 764402

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


  For Quarter ended June 30, 2001                 Commission File Number
                                                          0-14289


                         GREENE COUNTY BANCSHARES, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)



           Tennessee                                  62-1222567
----------------------------------     -----------------------------------------
(State or other jurisdiction of          (IRS Employer Identification Number)
incorporated or organization)


Main & Depot Street
Greeneville, Tennessee                                         37743
---------------------------------                    ---------------------------
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

                                             Yes X     No ___


Indicate the number or shares outstanding of each of the Issuers classes of common stock as of the latest practicable date: 6,818,890.

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The unaudited condensed consolidated financial statements of the Registrant and its wholly owned subsidiaries are as follows:

     Condensed  Consolidated  Balance  Sheets - June 30, 2001 and  December  31,
     2000.

     Condensed Consolidated Statements of Income - For the three and six months ended June 30, 2001 and 2000.

     Condensed Consolidated Statement of Stockholders' Equity - For the six months ended June 30, 2001.

     Condensed Consolidated Statements of Cash Flows - For the six months ended June 30, 2001 and 2000.

     Notes to Condensed Consolidated Financial Statements.

                         GREENE COUNTY BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                           (UNAUDITED)
                                                             JUNE 30,   DECEMBER 31,
                                                               2001         2000*
                                                           ----------- --------------
                                     ASSETS
                                     ------
Cash and due from banks                                      $ 22,362     $ 24,038
Federal funds sold                                              2,004        8,130
Securities available-for-sale ("AFS")                          14,279       46,658
Securities held-to-maturity (with a market value of $1,555
  on June 30, 2001 and $1,869 on December 31, 2000)             1,543        1,866
FHLB and Bankers Bank stock, at cost                            4,403        4,254
Loans held for sale                                             5,892        1,725
Loans                                                         679,957      667,068
  Less: allowance for loan losses                              11,876       11,728
                                                             --------     --------

  NET LOANS                                                   668,081      655,340
                                                             --------     --------

Bank premises and equipment, net of
    accumulated depreciation                                   25,357       23,934
Other assets                                                   21,041       23,172
                                                             --------     --------

     TOTAL ASSETS                                            $764,962     $789,117
                                                             ========     ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Deposits                                                     $612,868     $648,641
Federal funds purchased and repurchase agreements               6,173        4,713
Notes payable                                                  68,770       59,949
Accrued interest payable and other liabilities                 10,425       12,804
                                                             --------     --------

    TOTAL LIABILITIES                                         698,236      726,107
                                                             --------     --------

                              SHAREHOLDERS' EQUITY
                              --------------------

Common Stock, authorized 15,000,000 shares; issued and
    outstanding 6,818,890 shares at June 30, 2001 and
    and December 31, 2000                                      13,638       13,638
Paid in Capital                                                 4,854        4,854
Retained Earnings                                              48,179       44,467
Accumulated Other Comprehensive Income (Loss)                      55           51
                                                             --------     --------

    TOTAL SHAREHOLDERS' EQUITY                                 66,726       63,010
                                                             --------     --------

    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                 $764,962     $789,117
                                                             ========     ========

* Condensed from Audited Financial Statements.
See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                     JUNE 30,                     JUNE 30,
                                                           -------------------------      ------------------------
                                                              2001           2000           2001           2000
                                                           ----------     ----------      ---------     ----------
INTEREST INCOME:
  Interest and Fees on Loans                                 $16,706        $15,275        $34,190        $29,902
  Interest on Investment Securities                              389            879            858          1,738
  Interest on Federal Funds Sold and Other
    Interest-earning Deposits                                     55            383            284            427
                                                             -------        -------        -------        -------
                                 TOTAL INTEREST INCOME        17,150         16,537         35,332         32,067
                                                             -------        -------        -------        -------

INTEREST EXPENSE:
  Interest on Deposits                                         6,360          5,934         13,441         11,163
  Interest on Borrowings                                         996          1,005          1,837          1,854
                                                             -------        -------        -------        -------
                                TOTAL INTEREST EXPENSE         7,356          6,939         15,278         13,017
                                                             -------        -------        -------        -------

                                   NET INTEREST INCOME         9,794          9,598         20,054         19,050

Provision for Loan Losses                                      1,168          1,077          2,607          2,794
                                                             -------        -------        -------        -------

     NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                               8,626          8,521         17,447         16,256
                                                             -------        -------        -------        -------

NONINTEREST INCOME:
  Service Charges, Commissions and Fees                        1,991          1,261          3,721          2,373
  Other Income                                                   400            294            986            739
                                                             -------        -------        -------        -------
                              TOTAL NONINTEREST INCOME         2,391          1,555          4,707          3,112
                                                             -------        -------        -------        -------
NONINTEREST EXPENSE:
  Salaries and Benefits                                        4,200          4,172          8,324          8,042
  Occupancy and Furniture and Equipment Expense                  980            924          1,934          1,782
  Other Expenses                                               1,772          1,861          3,229          3,417
                                                             -------        -------        -------        -------
                             TOTAL NONINTEREST EXPENSE         6,952          6,957         13,487         13,241
                                                             -------        -------        -------        -------

     INCOME BEFORE INCOME TAXES                                4,065          3,119          8,667          6,127

Income Taxes                                                   1,624          1,225          3,318          2,076
                                                             -------        -------        -------        -------
     NET INCOME                                              $ 2,441        $ 1,894        $ 5,349        $ 4,051
                                                             =======        =======        =======        =======

    PER SHARE OF COMMON STOCK:
      Net Income, Basic                                        $0.36          $0.28          $0.79          $0.60
                                                              ======         ======         ======         ======
      Net Income, Assuming Dilution                            $0.36          $0.28          $0.78          $0.59
                                                              ======         ======         ======         ======
      Dividends                                                $0.12          $0.12          $0.24          $0.24
                                                              ======         ======         ======         ======

See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                     ACCUMULATED
                                                                        OTHER
                                                                     COMPREHENSIVE
                                COMMON     PAID IN       RETAINED       INCOME
                                STOCK      CAPITAL       EARNINGS       (LOSS)         TOTAL
                              ---------  -----------   -----------    ----------   ------------
JANUARY 1, 2001               $  13,638  $     4,854  $     44,467   $       51    $     63,010

  Net income                          -            -         5,349            -           5,349

  Change in unrealized gain
    on AFS securities,
    net of tax:                       -            -             -            4               4
                                                                                   ------------
     Comprehensive income                                                                 5,353

  Dividends paid                      -            -        (1,637)           -          (1,637)


                               --------   ----------   -----------    ---------     -----------
JUNE 30, 2001                 $  13,638  $     4,854  $     48,179   $       55    $     66,726
                               ========   ==========   ===========    =========     ===========

See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                           JUNE 30,      JUNE 30,
                                                                                             2001          2000
                                                                                         -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Net Income                                                                             $     5,349    $   4,051
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Provision for loan losses                                                                2,607        2,794
      Depreciation and amortization                                                              776          754
      Amortization of premiums on securities, net of accretion                                    78          111
      FHLB stock dividends                                                                      (149)        (132)
      Loans originated for sale                                                              (36,944)     (18,653)
      Proceeds from loans originated for sale                                                 32,944       17,363
      Net realized (gain) on sale of loans originated for sale                                  (168)         (93)
      Loss on other real estate owned                                                             64            0
      Net Changes:
       Accrued interest receivable and other assets, net of intangibles                        2,250          248
       Accrued interest payable and other liabilities                                         (2,391)      (3,165)
                                                                                         -----------    ---------
                                       NET CASH PROVIDED BY OPERATING ACTIVITIES               4,416        3,278
                                                                                         -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease (increase) in securities and other interest-earning investments                32,630      (23,012)
  Net originations of loans held-to-maturity                                                 (17,592)     (50,158)
  Improvements in other real estate owned and proceeds from
    sales of other real estate owned, net                                                      2,058        1,500
  Fixed asset additions and proceeds from sales of fixed assets, net                          (2,197)      (4,292)
                                                                                         -----------    ---------
                                NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES              14,899      (75,962)
                                                                                         -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                                        (35,772)      59,135
  Decrease in federal funds purchased                                                              0      (11,620)
  Increase in securities sold under repurchase agreements                                      1,459        1,431
  Increase in notes payable, net                                                               8,833       15,802
  Proceeds from issuance of common stock                                                           0          381
  Cash dividends paid                                                                         (1,637)      (1,634)
                                                                                         -----------    ---------
                                NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES             (27,117)      63,495
                                                                                         -----------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     (7,802)      (9,189)
                                                                                         -----------    ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              32,168       44,555
                                                                                         -----------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $    24,366    $  35,366
                                                                                         ===========    =========

See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


1-PRINCIPLES OF CONSOLIDATION
-----------------------------

The accompanying unaudited condensed consolidated financial statements of Greene County Bancshares, Inc. (the "Company") and its wholly owned subsidiary, Greene County Bank (the "Bank"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit and the results of operations for the interim period herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts from prior period financial statements have been reclassified to conform to the current year's presentation.

2-ALLOWANCE FOR LOAN LOSSES
---------------------------

Transactions in the Allowance for Loan Losses for the six months ended June 30, 2001 and twelve months ended December 31, 2000 were as follows:

                                                June 30,       December 31,
                                                  2001            2000
                                            ---------------- ---------------
                                                     (in thousands)

Balance at beginning of year                $    11,728      $    10,332
Add (Deduct):
  Charge-offs                                    (3,182)          (7,788)
  Recoveries                                        723            1,175
  Provisions                                      2,607            8,009
                                             ---------------  --------------
Ending Balance                              $    11,876      $    11,728
                                             ===============  ==============

                                                 June 30,      December 31,
                                                  2001            2000
                                             ---------------  --------------
                                                     (in thousands)

Loans past due 90 days still on accrual     $     1,317      $       475
Nonaccrual Loans                                  4,806            4,813
                                             ---------------  --------------
Total                                       $     6,123      $     5,288
                                             ===============  ==============

3-EARNINGS PER SHARE OF COMMON STOCK
------------------------------------

At the Company's annual shareholder meeting on April 25, 2001, the Company approved an increase in the number of authorized shares of common stock from five million shares to fifteen million shares. Also, on April 25, 2001, the Company declared a 5-for-1 stock split, effected as a dividend, payable on May 29, 2001 to shareholders of record as of the close of business on May 15, 2001. All share and per share data have been retroactively restated.

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

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2001 and 2000:

                                               (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                                            THREE MONTHS ENDED JUNE 30,
                                    ----------------------------------------------------------------------------------
                                                   2001                                          2000
                                    ------------------------------------     -----------------------------------------
                                        INCOME                SHARES                 INCOME               SHARES
                                      (NUMERATOR)         (DENOMINATOR)            (NUMERATOR)          (DENOMINATOR)
BASIC EPS
Income available to
  common shareholders                   $2,441              6,818,890                 $1,894              6,817,455

EFFECT OF DILUTIVE SECURITIES
Stock options outstanding                    -                 39,976                      -                 50,470
                                    ----------------------------------------------------------------------------------
DILUTED EPS
Income available to common
  shareholders plus assumed
  conversions                           $2,441              6,858,866                 $1,894              6,867,925
                                    ==================================================================================

                                               (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                                              SIX MONTHS ENDED JUNE 30,
                                    ----------------------------------------------------------------------------------
                                                   2001                                            2000
                                    --------------------------------------      --------------------------------------
                                        INCOME                SHARES                 INCOME               SHARES
                                      (NUMERATOR)         (DENOMINATOR)            (NUMERATOR)         (DENOMINATOR)
BASIC EPS
Income available to
  common shareholders                   $5,349              6,818,890                 $4,051              6,809,805

EFFECT OF DILUTIVE SECURITIES
Stock options outstanding                    -                 39,772                      -                 53,250
                                    ----------------------------------------------------------------------------------
DILUTED EPS
Income available to common
  shareholders plus assumed
  conversions                           $5,349              6,858,662                 $4,051              6,863,055
                                    ==================================================================================

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

         (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

SEGMENT INFORMATION:
--------------------

THREE MONTHS ENDED JUNE 30, 2001         BANK           OTHER         TOTAL
--------------------------------    -------------   ------------   -----------

Net interest income                 $      8,369    $     1,425    $     9,794
Provision for loan losses                    (53)         1,221          1,168
Noninterest income                         1,973            418          2,391
Noninterest expense                        5,724          1,228          6,952
Income tax expense                         1,806           (182)         1,624
                                     ------------    -----------    -----------
SEGMENT PROFIT                      $      2,865    $      (424)   $     2,441
                                     ============    ===========    ===========

SEGMENT ASSETS AT JUNE 30, 2001     $    725,179    $    39,783    $   764,962
                                     ============    ===========    ===========


THREE MONTHS ENDED JUNE 30, 2000         BANK           OTHER         TOTAL
--------------------------------    -------------   ------------   -----------

Net interest income                 $      8,193    $     1,405    $     9,598
Provision for loan losses                    300            777          1,077
Noninterest income                         1,000            555          1,555
Noninterest expense                        5,439          1,518          6,957
Income tax expense                         1,395           (170)         1,225
                                     ------------    -----------    -----------
SEGMENT PROFIT                      $      2,059    $      (165)   $     1,894
                                     ============    ===========    ===========

SEGMENT ASSETS AT JUNE 30, 2000     $    675,957    $    45,656    $   721,613
                                     ============    ===========    ===========

SIX MONTHS ENDED JUNE 30, 2001           BANK           OTHER         TOTAL
------------------------------      -------------   ------------   -----------

Net interest income                 $     17,027    $     3,027    $    20,054
Provision for loan losses                   (140)         2,747          2,607
Noninterest income                         3,618          1,089          4,707
Noninterest expense                       11,074          2,413         13,487
Income tax expense                         3,751           (433)         3,318
                                     ------------    -----------    -----------
SEGMENT PROFIT                      $      5,960    $      (611)   $     5,349
                                     ============    ===========    ===========

SEGMENT ASSETS AT JUNE 30, 2001     $    725,179    $    39,783    $   764,962
                                     ============    ===========    ===========


SIX MONTHS ENDED JUNE 30, 2000           BANK           OTHER         TOTAL
------------------------------      -------------   ------------   -----------

Net interest income                 $     16,002    $     3,048    $    19,050
Provision for loan losses                    600          2,194          2,794
Noninterest income                         1,998          1,114          3,112
Noninterest expense                       10,255          2,986         13,241
Income tax expense                         2,551           (475)         2,076
                                     ------------    -----------    -----------
SEGMENT PROFIT                      $      4,594    $      (543)   $     4,051
                                     ============    ===========    ===========

SEGMENT ASSETS AT JUNE 30, 2000     $    675,957    $    45,656   $    721,613
                                     ============    ===========    ===========

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

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company's primary source of liquidity is dividends paid by the Bank. Applicable Tennessee statutes and regulations impose restrictions on the amount of dividends that may be declared by the Bank. Further, any dividend payments are subject to the continuing ability of the Bank to maintain its compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a "well-capitalized" institution. In addition, the Company maintains lines of credit totaling $40 million with the Federal Home Loan Bank of Cincinnati ("FHLB"), of which $40 million was available at June 30, 2001. The Company also maintains federal funds lines of credit totaling $70.9 million at seven correspondent banks.

     The Company's liquid assets include investment securities, federal funds sold and other interest-earning deposits, and cash and due from banks. Including securities pledged to collateralize municipal deposits, these assets represented 6.5% of the total liquidity base at June 30, 2001, as compared to 11.9% at December 31, 2000. The liquidity base is generally defined to include deposits, securities sold under repurchase agreements and short-term borrowed funds and other borrowings.

     For the six months ended June 30, 2001, operating activities of the Company provided $4,416 of cash flows. Net income of $5,349 adjusted for non-cash operating activities, including $2,607 in provision for loan losses and depreciation of $776 provided the majority of the cash generated from operations. These cash flows were offset, in part, by the $4,000 in funds used for loans originated for sale, net of proceeds from the sale of such loans.

     The Company's decrease in investment securities and other interest-earning deposits provided $32,630 in cash flows, while the net increase in held-to-maturity loans originated, net of principal collected, used $17,592 in cash flows.

     The net reduction in deposits and cash dividends paid to shareholders used $35,772 and $1,637 in cash flows, respectively. These uses of cash flows were offset, in part, by the $8,833 increase in notes payable, net.

     CAPITAL RESOURCES. The Company's capital position is reflected in its shareholders' equity, subject to certain adjustments for regulatory purposes.
Shareholders' equity, or capital, is a measure of the Company's net worth, soundness and viability. The Company continues to exhibit a strong capital position while consistently paying dividends to its stockholders. Further, the capital base of the Company allows it to take advantage of business opportunities while maintaining the level of resources deemed appropriate by management of the Company to address business risks inherent in the Company's daily operations. At the Company's annual shareholder meeting on April 25, 2001, shareholders approved an increase in the number of authorized shares of common stock from five million shares to fifteen million shares. Also, on April 25, 2001, the Company declared a 5-for-1 stock split, effected as a dividend, payable on May 29, 2001 to shareholders of record as of the close of business on May 15, 2001. All share and per share data have been retroactively restated.

     Shareholders' equity on June 30, 2001 was $66,726, an increase of $3,716, or 5.90%, from $63,010 on December 31, 2000. The increase in shareholders' equity primarily reflects net income for the six months ended June 30, 2001 of $5,349 ($0.78 per share, assuming dilution). This increase was offset by quarterly dividend payments during the six months ended June 30, 2001 totaling $1,637 ($0.24 per share).

     Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of stockholders' equity, less goodwill). At June 30, 2001, the Company and the Bank each satisfied their respective minimum regulatory capital requirements, and the Bank was "well-capitalized" within the meaning of federal regulatory requirements.

================================================================================
                             Capital Ratios at June 30, 2001
--------------------------------------------------------------------------------
                                   Required
                                    Minimum       Company          Bank
                                     Ratio
--------------------------------------------------------------------------------
 Tier 1 risk-based capital           4.00%         10.19%         10.29%
--------------------------------------------------------------------------------
  Total risk-based capital           8.00%         11.45%         11.55%
--------------------------------------------------------------------------------
       Leverage Ratio                4.00%          8.47%          8.59%
================================================================================

CHANGES IN RESULTS OF OPERATIONS

     NET INCOME. Net income for the three and six months ended June 30, 2001 was $2,441 and $5,349, respectively, an increase of $547, or 28.9% and $1,298, or 32.0%, as compared to net income of $1,894 and $4,051, respectively, for the same periods in 2000. The increase for the three months ended June 30, 2001 resulted primarily from an increase in non-interest income of $836, or 53.8%, to $2,391 for the three months ended June 30, 2001 from $1,555 for the same period in 2000. This increase primarily reflects growth in service charges associated with the Company's new checking account programs as a result of both increases in rates and volume, as well as additional fees generated by the Company's mortgage banking operation.

     The increase for the six months ended June 30, 2001 resulted primarily from an increase in non-interest income of $1,595 or 51.3%, to $4,707 for the six months ended June 30, 2001 from $3,112 for the same period in 2000. This increase in non-interest income for the six months ended June 30, 2001 is primarily reflective of the same factors discussed above related to the three months ended June 30, 2001.

     Income taxes increased $399, or 32.6% and $1,242, or 59.8%, to $1,624 and $3,318 for the three and six months ended June 30, 2001 from $1,225 and $2,076 for the same periods in 2000. The increase associated with the three months ended June 30, 2001 as compared to the same period in the prior year is primarily associated with the increase in income before income taxes, as the effective tax rate remained essentially unchanged. The increase in tax expense associated with the six months ended June 30, 2001 compared to the same period in the prior year reflects the Company's revision during the first quarter of 2000 of its estimate of corporate income tax liability for 2000, primarily from its then-current analysis of loan charge-offs and tax examination results.

     NET INTEREST INCOME. The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of interest-earning assets and interest-bearing liabilities, which are affected in part by management's responses to changes in interest rates through asset/liability management. During the three and six months ended June 30, 2001, net interest income was $9,794 and $20,054, respectively, as compared to $9,598 and $19,050, respectively, for the same periods in 2000, representing an increase of 2.0% and 5.3%, respectively. This increase was due primarily to an increase in volume of average interest-earning assets, including an increase in loan originations, primarily in the Bank.

     PROVISION FOR LOAN LOSSES. During the three and six month periods ended June 30, 2001, loan charge-offs were $1,906 and $3,182, and recoveries of charged-off loans were $343 and $723, respectively. Despite lower provisions in the Bank for both the three and six months ended June 30, 2001 compared to the same periods in 2000, the Company's provision for loan losses increased by $91, or 8.4%, to $1,168, and slightly decreased by $187, or 6.7%, to $2,607, for the three and six months ended June 30, 2001, respectively, from $1,077 and $2,794 for the same periods in 2000. The decrease in the Bank is reflective of management's assessment of the risk of collection inherent in its existing loan portfolio. Offsetting, in part, these lower provisions in the Bank were higher provisions in Superior Financial and GCB Acceptance, indicative of both higher loan balances in GCB Acceptance, as compared to the same quarter in 2000, and also management's evaluation of the loan quality in both portfolios. The Company's allowance for loan losses increased by $148 to

$11,876 at June 30, 2001 from $11,728 at December 31, 2000, with the ratio of the allowance for loan losses to total loans remaining essentially constant from period to period. The ratio of allowance for loan losses to nonperforming assets was 139.18% and 154.83% at June 30, 2001 and December 31, 2000, respectively, and the ratio of nonperforming assets to total assets was 1.12% and .96% at June 30, 2001 and December 31, 2000, respectively. The ratio of nonperforming loans to total loans was .88% and .78% at June 30, 2001 and December 31, 2000, respectively.

     The Company's annualized net charge-offs for the six months ended June 30, 2001 were $4,918 compared to actual charge-offs of $6,613 for the year ended December 31, 2000. Annualized net charge-offs in Superior Financial for the six months ended June 30, 2001 were $3,192 compared to actual net charge-offs of $3,210 for the year ended December 31, 2000. Annualized net charge-offs in the Bank for the six months ended June 30, 2001 were $1,028 compared to actual net charge-offs of $2,625 for the year ended December 31, 2000.

     NON-INTEREST INCOME. Income that is not related to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important supplement to the traditional method of earning income through interest rate spreads.

     Total non-interest income for the three and six months ended June 30, 2001 was $2,391 and $4,707, as compared to $1,555 and $3,112 for the same period in 2000. The largest component of non-interest income, i.e., service charges, commissions and fees totaled $1,991 and $3,721 for the three and six months ended June 30, 2001, as compared to $1,261 and $2,373 for the same periods in 2000. This increase of $730, or 57.9%, and $1,348, or 56.8%, primarily reflects growth in service charges associated with the Company's new checking account programs as a result of both increases in rates and volume, as well as additional fees generated by the Company's mortgage banking operation. Other income also increased by $106, or 36.1%, and $247, or 33.4%, to $400 and $986 for the three and six months ended June 30, 2001 from $294 and $739 for the same periods in 2000. Most of this increase resulted from fees and commissions generated from insurance and annuity products and from the Bank's trust operation.

     Primarily as a result of this increase in non-interest income along with the increase in net interest income and minimal increase in non-interest expense, as discussed below, the Company's efficiency ratio was positively affected, as the ratio decreased from 59.68% at June 30, 2000 to 54.47% at June 30, 2001. The efficiency ratio illustrates how much it cost the Company to generate revenue; for example, it cost the Company 54.47 cents to generate one dollar of revenue for the three months ended June 30, 2001.

     NON-INTEREST EXPENSE. Control of non-interest expense also is an important aspect in enhancing income. Non-interest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total non-interest expense was $6,952 and $13,487 for the three and six months ended June 30, 2001 compared to $6,957 and $13,241 for the same periods in 2000.

     Personnel costs are the primary element of the Company's non-interest expenses. For the three and six months ended June 30, 2001, salaries and benefits represented $4,200, or 60.4%, and $8,324, or 61.7%, of total non-interest expense, respectively. This was an increase of $28, or .7%, and $282, or 3.5%, over the $4,172 and $8,042 for the three and six months ended June 30, 2000. As the Company decreased its size to 39 branches at June 30, 2001 from 45 branches at June 30, 2000, the number of full-time equivalent employees was 358 versus 384 at June 30, 2000, representing a decrease of 6.8%. This decrease in employees was primarily the result of consolidating certain Superior Financial offices into other, more centrally-located branches for the purpose of achieving greater operating efficiencies. Because some of the related employees were consolidated into other areas of the Company, the reduction in the number of the Company's branches did not create a proportional decline in the number of employees.

     Occupancy and furniture and equipment expense increased by $56, or 6.1%, and $152, or 8.5%, to $980 and $1934 for the three and six months ended June 30, 2001, as compared to $924 and $1782 for the some periods in 2000. Although the actual number of Company branches declined, increased depreciation expense associated with technology expenditures and branches previously placed in service during early 2000, as well as higher utility and other operating costs, put upward pressure on these expenses.

     Income taxes increased $399, or 32.6% and $1,242, or 59.8%, to $1,624 and $3,318 for the three and six months ended June 30, 2001 from $1,225 and $2,076 for the same periods in 2000. The increase associated with the three months ended June 30, 2001 as compared to the same period in the prior year is primarily associated with the increase in income before income taxes, as the effective tax rate remained essentially unchanged. The increase in tax expense associated with the six months ended June 30, 2001 compared to the same period in the prior year reflects the Company's revision during the first quarter of 2000 of its estimate of corporate income tax liability for 2000, primarily from its then-current analysis of loan charge-offs and tax examination results.

CHANGES IN FINANCIAL CONDITION

     Total assets at June 30, 2001 were $764,962, a decrease of $24,155, or 3.1%, from 2000's year-end total assets of $789,117. The decrease in assets was reflective of the substantial reduction in securities available-for-sale, offset, in part, by the increase in loans.

     At June 30, 2001, loans, net of unearned income and allowance for loan losses, were $668,081 compared to $655,340 at December 31, 2000, an increase of $12,741, or 1.9%, from December 31, 2000. The increase in loans during the first six months of 2001 is primarily due to an increase in commercial and residential real estate loans resulting primarily from increased loan demand. Non-performing loans include non-accrual and classified loans. The Company has a policy of placing loans 90 days delinquent in non-accrual status and charging them off at 120 days past due. Other loans past due that are well secured and in the process of collection continue to be carried on the Company's balance sheet. The Company has aggressive collection practices in which senior management is heavily involved. Nonaccrual loans decreased and loans past due 90 days and still accruing increased by $7 and $842, respectively, during the six months ended June 30, 2001 to $4,806 and $1,317, respectively. Management attributes the increase in loans past due 90 days and still accruing, as well as the increase in nonperforming assets and the downward trend in related credit quality ratios, to additional bankruptcy filings by borrowers and also the slowing economy in certain market areas. At June 30, 2001, the ratio of the Company's allowance for loan losses to non-performing assets (which include non-accrual loans) was 139.18%.

     The Company maintains an investment portfolio to provide liquidity and earnings. Investments at June 30, 2001 with an amortized cost of $15,733 had a market value of $15,834. At year-end 2000, investments with an amortized cost of $48,441 had a market value of $48,527. This decrease resulted primarily from the calling, at par, of securities as interest rates began to decline in the first part of 2000.

     Deposits declined $35,773, or 5.5%, to $612,868 at June 30, 2001 from $648,641 at December 31, 2000. As the Company downsized its balance sheet slightly in order to effectively manage its capital position, it sought to do so in the most cost-effective manner possible. Accordingly, most of the decrease in deposits was in higher-costing certificates of deposits. The Company also increased its notes payable, consisting primarily of borrowings from the FHLB, by $8,821 in order to offset some of the deposit reduction and to partially fund the increase in loans.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

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

          None.

Item 3.   Defaults upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The Annual Meeting of Shareholders of the Company was held on April 25, 2001.

          (b)  Not Applicable

          (c) The following proposals were considered by shareholders at the Annual Meeting:

          Proposal 1 - Election of Directors
          ----------------------------------
          The following directors were re-elected:

                                             Votes*
                                ----------------------------------
                                   For      Against       Abstain
                                   ---      -------       -------
          Phil M. Bachman        886,070       0           8,513
          Ralph T. Brown         886,070       0           8,513
          James A. Emory         886,070       0           8,513
          Terry Leonard          893,192       0           1,391

          Proposal 2 - Amendment to the Company's  Amended and Restated  Charter
          ----------------------------------------------------------------------
          to increase the number of authorized  shares to  15,000,000  shares of
          ----------------------------------------------------------------------
          Common Stock.
          -------------
                                             Votes*
                                -----------------------------------
                                   For       Against       Abstain
                                   ---       -------       -------
                                 838,100      32,775        23,708

          * Does not reflect the subsequent 5-for-1 stock split effected on May 29, 2001.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)Exhibits

             None

          (b)Reports on Form 8-K

               The Company filed two Reports on Form 8-K during the quarter ended June 30, 2001. The first Form 8-K was filed on April 26, 2001 to report the Company's earnings results for the quarter ended March 31, 2001. The second Form 8-K was filed on May 4, 2001 to report that it had declared a 5-for-1 stock split of its common stock effected in the form of a stock dividend. No financial statements were filed with either Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: 08/09/01                Greene County Bancshares, Inc.
     ----------               ------------------------------
                                       Registrant



Date: 08/09/01                 /s/  R. Stan Puckett
     ----------               -------------------------------------------------
                                    R. Stan Puckett
                                    President and CEO
                                    (Duly authorized officer)


Date: 08/09/01                 /s/  William F. Richmond
     ---------                -------------------------------------------------
                                    William F. Richmond
                                    Sr. Vice President and Chief Financial
                                    Officer (Principal financial and accounting
                                     officer)