Form 10-Q
period 2001-09-30
GREENE COUNTY BANCSHARES INC
filed 2001-11-08
CIK 764402

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


For Quarter ended September 30, 2001                  Commission File Number
                                                             0-14289



                         GREENE COUNTY BANCSHARES, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)



          Tennessee                                            62-1222567
-------------------------------                   ------------------------------
(State or other jurisdiction of                   (IRS Employer Identification
incorporated or organization)                     Number)


Main & Depot Street
Greeneville, Tennessee                                          37743
---------------------------------                  -----------------------------
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

     Condensed Consolidated Balance Sheets - September 30, 2001 and December 31, 2000.

     Condensed Consolidated Statements of Income and Comprehensive Income - For the three and nine months ended September 30, 2001 and 2000.

     Condensed Consolidated Statement of Stockholders' Equity - For the nine months ended September 30, 2001.

     Condensed Consolidated Statements of Cash Flows - For the nine months ended September 30, 2001 and 2000.

     Notes to Condensed Consolidated Financial Statements.

                         GREENE COUNTY BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                         (UNAUDITED)
                                                                         SEPTEMBER 30,              DECEMBER 31,
                                                                             2001                      2000*
                                                                       ----------------           ---------------
                                         ASSETS
                                         ------

Cash and due from banks                                              $          20,187         $          24,038
Federal funds sold                                                              22,512                     8,130
Certificates of deposit                                                          2,100                         0
Securities available-for-sale ("AFS")                                           12,858                    46,658
Securities held-to-maturity (with a market value of $1,254
  on September 30, 2001 and $1,869 on December 31, 2000)                         1,243                     1,866
FHLB and Bankers Bank stock, at cost                                             4,478                     4,254
Loans held for sale                                                              2,930                     1,725
Loans                                                                          697,743                   667,068

  Less: allowance for loan losses                                               12,134                    11,728
                                                                       ----------------           ---------------
  NET LOANS                                                                    685,609                   655,340
                                                                       ----------------           ---------------

Bank premises and equipment, net of
    accumulated depreciation                                                    25,362                    23,934

Other assets                                                                    22,668                    23,172
                                                                       ----------------           ---------------
     TOTAL ASSETS                                                    $         799,947         $         789,117
                                                                       ================           ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Deposits                                                             $         639,843         $         648,641
Repurchase agreements                                                           10,289                     4,713
Notes payable                                                                   68,697                    59,949
Accrued interest payable and other liabilities                                  12,873                    12,804
                                                                       ----------------           ---------------
    TOTAL LIABILITIES                                                          731,702                   726,107
                                                                       ----------------           ---------------

                              SHAREHOLDERS' EQUITY
                              --------------------

Common Stock, authorized 15,000,000 shares; issued and
    outstanding 6,818,890 shares at September 30, 2001 and
    and December 31, 2000                                                       13,638                    13,638
Paid in Capital                                                                  4,854                     4,854
Retained Earnings                                                               49,696                    44,467
Accumulated Other Comprehensive Income (Loss)                                       57                        51
                                                                       ----------------           ---------------
    TOTAL SHAREHOLDERS' EQUITY                                                  68,245                    63,010
                                                                       ----------------           ---------------
    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                         $         799,947         $         789,117
                                                                       ================           ===============

* Condensed from Audited Financial Statements.
See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                           THREE MONTHS ENDED  NINE MONTHS ENDED
                                                             SEPTEMBER 30,       SEPTEMBER 30,
                                                           ------------------ ------------------
                                                             2001      2000     2001      2000
                                                           --------  -------- --------  --------
INTEREST INCOME:
----------------
  Interest and Fees on Loans                               $16,352   $15,934   $50,542   $45,836
  Interest on Investment Securities                            277       917     1,135     2,655
  Interest on Federal Funds Sold and Other
    Interest-earning Deposits                                  154       333       438       760
                                                           -------   -------   -------   -------
                                   TOTAL INTEREST INCOME    16,783    17,184    52,115    49,251
                                                           -------   -------   -------   -------

INTEREST EXPENSE:
-----------------
  Interest on Deposits                                       6,065     6,679    19,506    17,842
  Interest on Borrowings                                       991       960     2,828     2,814
                                                           -------   -------   -------   -------
                                  TOTAL INTEREST EXPENSE     7,056     7,639    22,334    20,656
                                                           -------   -------   -------   -------

                                     NET INTEREST INCOME     9,727     9,545    29,781    28,595

Provision for Loan Losses                                    1,493     1,122     4,100     3,916
                                                           -------   -------   -------   -------
     NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                             8,234     8,423    25,681    24,679
                                                           -------   -------   -------   -------

NONINTEREST INCOME:
-------------------
  Service Charges, Commissions and Fees                      1,872     1,497     5,593     3,870
  Other Income                                                 494       297     1,480     1,036
                                                           -------   -------   -------   -------
                                TOTAL NONINTEREST INCOME     2,366     1,794     7,073     4,906
                                                           -------   -------   -------   -------
NONINTEREST EXPENSE:
--------------------
  Salaries and Benefits                                      3,999     4,277    12,323    12,319
  Occupancy and Furniture and Equipment Expense                992       904     2,926     2,686
  Other Expenses                                             1,931     1,848     5,160     5,265
                                                           -------   -------   -------   -------
                               TOTAL NONINTEREST EXPENSE     6,922     7,029    20,409    20,270
                                                           -------   -------   -------   -------

     INCOME BEFORE INCOME TAXES                              3,678     3,188    12,345     9,315

Income Taxes                                                 1,343     1,262     4,661     3,338
                                                           -------   -------   -------   -------

     NET INCOME                                            $ 2,335   $ 1,926   $ 7,684   $ 5,977
                                                           =======   =======   =======   =======

PER SHARE OF COMMON STOCK:
--------------------------
  Net Income, Basic                                        $  0.34   $  0.28   $  1.13   $  0.88
                                                           =======   =======   =======   =======
  Net Income, Assuming Dilution                            $  0.33   $  0.28   $  1.12   $  0.87
                                                           =======   =======   =======   =======
  Dividends                                                $  0.12   $  0.12   $  0.36   $  0.36
                                                           =======   =======   =======   =======

COMPREHENSIVE INCOME                                       $ 2,337   $ 1,930   $ 7,690   $ 6,018
                                                           =======   =======   =======   =======

See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                               ACCUMULATED
                                                                                                  OTHER
                                                                                             COMPREHENSIVE
                                             COMMON           PAID IN         RETAINED           INCOME
                                              STOCK           CAPITAL         EARNINGS           (LOSS)        TOTAL
                                           ------------     ------------     -----------      ------------    --------
JANUARY 1, 2001                              $ 13,638        $  4,854        $ 44,467         $     51        $ 63,010

  Net income                                        -               -           7,684                -           7,684

  Change in unrealized gain on AFS
     securities, net of tax:                        -               -               -                6               6
                                                                                                              --------
     Comprehensive income                                                                                        7,690

  Dividends paid                                    -               -          (2,455)               -          (2,455)
                                             --------        --------        --------         --------        --------
SEPTEMBER 30, 2001                           $ 13,638        $  4,854        $ 49,696         $     57        $ 68,245
                                             ========        ========        ========         ========        ========

See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                SEPTEMBER 30,     SEPTEMBER 30,
                                                                                  2001               2000
                                                                                  ----               ----
NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Net Income                                                                $       7,684     $      5,977
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Provision for loan losses                                                     4,100            3,916
      Depreciation and amortization                                                 1,189            1,147
      Amortization of premiums on securities, net of accretion                        107              145
      FHLB stock dividends                                                           (224)            (206)
      Loans originated for sale                                                   (51,472)         (24,945)
      Proceeds from loans originated for sale                                      50,527           24,561
      Net realized (gain) on sale of loans originated for sale                       (259)            (141)
      Loss on other real estate owned                                                 183              281
      Net Changes:
       Accrued interest receivable and other assets, net of intangibles               852              306
       Accrued interest payable and other liabilities                                  70           (2,924)
                                                                            -------------     ------------
                                 NET CASH PROVIDED BY OPERATING ACTIVITIES         12,757            8,117
                                                                            -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) in interest-bearing deposits with banks                           (2,100)               0
  Net decrease (increase) in securities and other interest-earning investments     34,346          (24,105)
  Net originations of loans held-to-maturity                                      (38,147)         (80,681)
  Improvements in other real estate owned and proceeds from
    sales of other real estate owned, net                                           3,224            2,269
  Fixed asset additions and proceeds from sales of fixed assets, net               (2,619)          (5,252)
                                                                            -------------     ------------
                          NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES         (5,296)        (107,769)
                                                                            -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                              (8,798)          98,198
  Decrease in federal funds purchased                                                   0          (11,620)
  Increase in securities sold under repurchase agreements                           5,576            1,776
  Increase in notes payable, net                                                    8,747           15,722
  Proceeds from issuance of common stock                                                0              381
  Cash dividends paid                                                              (2,455)          (2,452)
                                                                            -------------     ------------
                         NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES           3,070          102,005
                                                                            -------------     ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                          10,531            2,353
                                                                            -------------     ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   32,168           44,555
                                                                            -------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $      42,699     $     46,908
                                                                            =============     ============

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

2-ALLOWANCE FOR LOAN LOSSES
---------------------------

Transactions in the Allowance for Loan Losses for the nine months ended September 30, 2001 and twelve months ended December 31, 2000 were as follows:

                                                 September 30,    December 31,
                                                     2001            2000
                                               ---------------  --------------
                                                         (in thousands)

Balance at beginning of year                  $    11,728      $    10,332
Add (Deduct):
  Charge-offs                                      (4,748)          (7,788)
  Recoveries                                        1,054            1,175
  Provisions                                        4,100            8,009
                                               ---------------  --------------
Ending Balance                                $    12,134      $    11,728
                                               ===============  ==============

                                                 September 30,    December 31,
                                                     2001            2000
                                               ---------------  --------------
                                                        (in thousands)

Loans past due 90 days still on accrual       $     1,716      $       475
Nonaccrual Loans                                    9,443            4,813
                                               ---------------  --------------
Total                                         $    11,159      $     5,288
                                               ===============  ==============

3-EARNINGS PER SHARE OF COMMON STOCK
------------------------------------

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Stock options are regarded as common stock equivalents. Common stock equivalents are computed using the treasury stock method. 97,732 options are excluded from the effect of dilutive securities because they are anti-dilutive.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2001 and 2000:

                                                       (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                     ---------------------------------------------------------------------------------
                                                     2001                                      2000
                                     ---------------------------------------     -------------------------------------
                                            INCOME            SHARES                  INCOME            SHARES
                                          (NUMERATOR)      (DENOMINATOR)            (NUMERATOR)     (DENOMINATOR)
BASIC EPS
Income available to
  common shareholders                       $2,335           6,818,890                $1,926          6,818,260

EFFECT OF DILUTIVE SECURITIES
Stock options outstanding                        -              32,889                     -             55,635
                                     ---------------------------------------------------------------------------------
DILUTED EPS
Income available to common
  shareholders plus assumed
  conversions                               $2,335           6,851,779                $1,926          6,873,895
                                     =================================================================================

                                                       (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                     ---------------------------------------------------------------------------------
                                                     2001                                      2000
                                     ---------------------------------------     -------------------------------------
                                            INCOME            SHARES                  INCOME            SHARES
                                          (NUMERATOR)      (DENOMINATOR)            (NUMERATOR)     (DENOMINATOR)
BASIC EPS
Income available to
  common shareholders                       $7,684           6,818,890                $5,977          6,812,645

EFFECT OF DILUTIVE SECURITIES
Stock options outstanding                        -              32,889                     -             58,050
                                     ---------------------------------------------------------------------------------
DILUTED EPS
Income available to common
  shareholders plus assumed
  conversions                               $7,684           6,851,779                $5,977          6,870,695
                                     =================================================================================

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

             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

SEGMENT INFORMATION:
--------------------

THREE MONTHS ENDED SEPTEMBER 30, 2001       BANK        OTHER         TOTAL
-------------------------------------    -----------   ---------    ----------
Net interest income                      $    8,243   $   1,484    $    9,727
Provision for loan losses                       637         856         1,493
Noninterest income                            2,117         249         2,366
Noninterest expense                           5,719       1,203         6,922
Income tax expense                            1,419         (76)        1,343
                                          ----------   ---------    ----------
SEGMENT PROFIT                           $    2,585   $    (250)   $    2,335
                                          ==========   =========    ==========
SEGMENT ASSETS AT SEPTEMBER 30, 2001     $  760,982   $  38,965    $  799,947
                                          ==========   =========    ==========

THREE MONTHS ENDED SEPTEMBER 30, 2000       BANK        OTHER         TOTAL
-------------------------------------    -----------   ---------    ----------

Net interest income                      $    8,221   $   1,324    $    9,545
Provision for loan losses                       300         822         1,122
Noninterest income                            1,455         339         1,794
Noninterest expense                           5,706       1,323         7,029
Income tax expense                            1,381        (119)        1,262
                                          ----------   ---------    ----------
SEGMENT PROFIT                           $    2,289   $    (363)   $    1,926
                                          ==========   =========    ==========
SEGMENT ASSETS AT SEPTEMBER 30, 2000     $  720,828   $  41,762    $  762,590
                                          ==========   =========    ==========

NINE MONTHS ENDED SEPTEMBER 30, 2001        BANK        OTHER         TOTAL
------------------------------------     -----------   ---------    ----------

Net interest income                      $   25,270   $   4,511    $   29,781
Provision for loan losses                       497       3,603         4,100
Noninterest income                            5,735       1,338         7,073
Noninterest expense                          16,793       3,616        20,409
Income tax expense                            5,170        (509)        4,661
                                          ----------   ---------    ----------
SEGMENT PROFIT                           $    8,545   $    (861)   $    7,684
                                          ==========   =========    ==========

SEGMENT ASSETS AT SEPTEMBER 30, 2001     $  760,982   $  38,965    $  799,947
                                          ==========   =========    ==========

NINE MONTHS ENDED SEPTEMBER 30, 2000        BANK        OTHER         TOTAL
------------------------------------     -----------   ---------    ----------

Net interest income                      $   24,223   $   4,372    $   28,595
Provision for loan losses                       900       3,016         3,916
Noninterest income                            3,453       1,453         4,906
Noninterest expense                          15,961       4,309        20,270
Income tax expense                            3,932        (594)        3,338
                                          ----------   ---------    ---------
SEGMENT PROFIT                           $    6,883   $    (906)   $    5,977
                                          ==========   =========    ==========
SEGMENT ASSETS AT SEPTEMBER 30, 2000     $  720,828   $  41,762    $  762,590
                                          ==========   =========    ==========

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

BRANCH PURCHASE AND SALE

     On September 26, 2001, the Bank and SunTrust Bank, a Georgia banking corporation ("SunTrust"), entered into a Branch Purchase Agreement (the "Agreement") providing for the assumption by the Bank of the deposits, approximating $34 million as of June 30, 2001, and its purchase of certain assets of three SunTrust branch offices located in Hawkins County, Tennessee. The transaction is pending regulatory approval.

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

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company's liquid assets include investment securities, federal funds sold and other interest-earning deposits, and cash and due from banks. Including securities pledged to collateralize municipal deposits, these assets represented 8.8% of the total liquidity base at September 30, 2001, as compared to 11.9% at December 31, 2000. The liquidity base is generally defined to include deposits, securities sold under repurchase agreements and short-term borrowed funds and other borrowings. In addition, the Company maintains lines of credit totaling $40 million with the Federal Home Loan Bank of Cincinnati ("FHLB"), of which $19 million was available at September 30, 2001. The Company also maintains federal funds lines of credit totaling $70.9 million at seven correspondent banks. The Company believes it has sufficient liquidity to satisfy its current operating needs.

     For the nine months ended September 30, 2001, operating activities of the Company provided $12,757 of cash flows. Net income of $7,684 adjusted for non-cash operating activities, including $4,100 in provision for loan losses and depreciation and amortization of $1,189 provided the majority of the cash generated from operations. These cash flows were offset, in part, by the $945 in funds used for loans originated for sale, net of proceeds from the sale of such loans.

     The Company's decrease in investment securities and other interest-earning investments provided $34,346 in cash flows, while the net increase in held-to-maturity loans originated, net of principal collected, used $38,147 in cash flows.

     The net reduction in deposits and cash dividends paid to shareholders used $8,798 and $2,455 in cash flows, respectively. These uses of cash flows were offset, in part, by the $8,747 increase in notes payable, net and by the $5,576 increase in securities sold under repurchase agreements.

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

     Shareholders' equity on September 30, 2001 was $68,245, an increase of $5,235, or 8.31%, from $63,010 on December 31, 2000. The increase in shareholders' equity primarily reflects net income for the nine months ended September 30, 2001 of $7,684 ($1.13 per share, assuming dilution). This increase was offset by quarterly dividend payments during the nine months ended September 30, 2001 totaling $2,455 ($0.36 per share).

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

     Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of stockholders' equity, less goodwill). At September 30, 2001, the Company and the Bank each satisfied their respective minimum regulatory capital requirements, and the Bank was "well-capitalized" within the meaning of federal regulatory requirements. The capital ratios of the Bank contained within the table below do not differ materially from those of the Company.

===============================================================================
                       Capital Ratios at September 30, 2001
-------------------------------------------------------------------------------
                                           Required
                                           Minimum                    Bank
                                            Ratio
-------------------------------------------------------------------------------
   Tier 1 risk-based capital                4.00%                    10.18%
-------------------------------------------------------------------------------
    Total risk-based capital                8.00%                    11.44%
-------------------------------------------------------------------------------
         Leverage Ratio                     4.00%                     8.60%
===============================================================================

CHANGES IN RESULTS OF OPERATIONS

     NET INCOME. Net income for the three and nine months ended September 30, 2001 was $2,335 and $7,684, respectively, an increase of $409, or 21.2% and $1,707, or 28.6%, as compared to net income of $1,926 and $5,977, respectively, for the same periods in 2000. The increase for the three months ended September 30, 2001 resulted primarily from an increase in non-interest income of $572, or 31.9%, to $2,366 for the three months ended September 30, 2001 from $1,794 for the same period in 2000. This increase primarily reflects growth in service charges associated with the Company's new checking account programs as a result of both increases in rates and volume, as well as additional fees generated by the Company's mortgage banking operation.

     The increase for the nine months ended September 30, 2001 resulted primarily from an increase in non-interest income of $2,167 or 44.2%, to $7,073 for the nine months ended September 30, 2001 from $4,906 for the same period in 2000. This increase in non-interest income for the nine months ended September 30, 2001 is primarily reflective of the same factors discussed above related to the three months ended September 30, 2001. Further contributing to the increase in net income for the nine months ended September 30, 2001 compared to the same period in the prior year was an increase in net interest income of $1,186, or 4.1%, to $29,781 for the nine months ended September 30, 2001 from $28,595 for the same period in 2000. This increase was due primarily to an increase in volume of average interest-earning assets, including an increase in loan originations, primarily in the Bank.

     NET INTEREST INCOME. The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of interest-earning assets and interest-bearing liabilities, which are affected in part by management's responses to changes in interest rates through asset/liability management. During the three and nine months ended September 30, 2001, net interest income was $9,727 and $29,781, respectively, as compared to $9,545 and $28,595, respectively, for the same periods in 2000, representing an increase of 1.9% and 4.1%, respectively. The increase for the three months ended September 30, 2001, compared to the same period in 2000, resulted primarily from a decrease in interest expense due principally to a reduction in the cost of interest-bearing liabilities. While the Company's net interest margin continued a sequential calendar year decline during the three months ended September 30, 2001, due to its asset sensitive interest rate risk posture in a declining interest rate environment, the Company's ability to reprice a significant portion of its interest-bearing liabilities allowed it to reduce interest expense in the three months ended September 30, 2001, compared to the same period in 2000, despite an increase in the balance of its average interest-bearing liabilities. With respect to the increase in net interest income for the nine months ended September 30, 2001 compared to the same period in the prior year, such increase was primarily the result of a significant increase in average balances of interest-earning assets which offset the decline in the yield earned on these assets.

     PROVISION FOR LOAN LOSSES. During the three and nine month periods ended September 30, 2001, loan charge-offs were $1,566 and $4,748, and recoveries of charged-off loans were $331 and $1,054, respectively. The Company's provision for loan losses increased by $371, or 33.1%, to $1,493 for the three months ended September 30, 2001 from $1,122 for the same period in 2000. Most of the increase occurred in the Bank, which was reflective of management's assessment of the risk of collection inherent in its existing loan portfolio. Despite lower provisions in the Bank for the nine months ended September 30, 2001, compared to the same period in 2000, the Company's provision for loan losses increased by $184, or 4.7%, to $4,100 from $3,916 for the same period in 2000. The decrease in the Bank reflected management's risk assessment in its existing loan portfolio during the period. Offsetting, in part, these lower provisions in the Bank were higher provisions in Superior Financial and GCB Acceptance indicative of both higher loan balances in GCB Acceptance, as compared to the same period in 2000, and also management's evaluation of the loan quality in both portfolios. However, as noted in the above discussion related to the three months ended September 30, 2001, management, upon further analyses of the loan portfolio in each of its operating entities, began to increase the provisions in the Bank. The Company's allowance for loan losses increased by $406 to $12,134 at September 30, 2001 from $11,728 at December 31, 2000, with the ratio of the allowance for loan losses to total loans remaining essentially constant from period to period. The ratio of allowance for loan losses to nonperforming assets was 87.95% and 154.83% at September 30, 2001 and December 31, 2000, respectively, and the ratio of nonperforming assets to total assets was 1.71% and .96% at September 30, 2001 and December 31, 2000, respectively. The ratio of nonperforming loans to total loans was 1.57% and .78% at September 30, 2001 and December 31, 2000, respectively.

     The Company's annualized net charge-offs for the nine months ended September 30, 2001 were $4,925 compared to actual net charge-offs of $6,613 for the year ended December 31, 2000. Annualized net charge-offs in Superior Financial for the nine months ended September 30, 2001 were $2,901 compared to actual net charge-offs of $3,210 for the year ended December 31, 2000. Annualized net charge-offs in the Bank for the nine months ended September 30, 2001 were $1,245 compared to actual net charge-offs of $2,625 for the year ended December 31, 2000.

     NON-INTEREST INCOME. Income that is not related to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important supplement to the traditional method of earning income through interest rate spreads.

     Total non-interest income for the three and nine months ended September 30, 2001 was $2,366 and $7,073, as compared to $1,794 and $4,906 for the same period in 2000. The largest component of non-interest income, i.e., service charges, commissions and fees totaled $1,872 and $5,593 for the three and nine months ended September 30, 2001, as compared to $1,497 and $3,870 for the same periods in 2000. This increase of $375, or 25.1%, and $1,723, or 44.5%, primarily reflects growth in service charges associated with the Company's new checking account programs as a result of both increases in rates and volume, as well as additional fees generated by the Company's mortgage banking operation. Other income also increased by $197, or 66.3%, and $444, or 42.9%, to $494 and $1,480 for the three and nine months ended September 30, 2001 from $297 and $1,036 for the same periods in 2000. Most of this increase resulted from fees and commissions generated from insurance and annuity products and from the Bank's trust operation.

     Primarily as a result of this increase in non-interest income along with the increase in net interest income and essentially no change in non-interest expense, as discussed below, the Company's efficiency ratio was positively affected, as the ratio decreased from 60.44% at September 30, 2000 to 55.38% at September 30, 2001. The efficiency ratio illustrates how much it cost the Company to generate revenue; for example, it cost the Company 55.38 cents to generate one dollar of revenue for the three months ended September 30, 2001.

     NON-INTEREST EXPENSE. Control of non-interest expense also is an important aspect in enhancing income. Non-interest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total non-interest expense was $6,922 and $20,409 for the three and nine months ended September 30, 2001 compared to $7,029 and $20,270 for the same periods in 2000.

     Personnel costs are the primary element of the Company's non-interest expenses. For the three and nine months ended September 30, 2001, salaries and benefits represented $3,999, or 57.8%, and $12,323, or 60.4%, of total non-interest expense, respectively. This was a decrease of $278, or 6.5%, and an increase of $4, or essentially no percentage increase, over the $4,277 and $12,319 for the three and nine months ended September 30, 2000. As the Company decreased its size to 41 branches at September 30, 2001 from 44 branches at September 30, 2000, the number of full-time equivalent employees declined 2.1% from 374 at September 30, 2000 to 366 at September 30, 2001. This decrease in employees was primarily the result of consolidating certain Superior Financial offices into other, more centrally-located branches for the purpose of achieving greater operating efficiencies as well as certain position eliminations in the Bank. Because some of the related employees were consolidated into other areas of the Company, the reduction in the number of the Company's branches did not create a proportional decline in the number of employees.

     Occupancy and furniture and equipment expense increased by $88, or 9.7%, and $240, or 8.9%, to $992 and $2,926 for the three and nine months ended September 30, 2001, as compared to $904 and $2,686 for the same periods in 2000. Although the actual number of Company branches declined, increased depreciation expense associated with technology expenditures and branches previously placed in service during early 2000, as well as higher utility and other operating costs, put upward pressure on these expenses.

CHANGES IN FINANCIAL CONDITION

     Total assets at September 30, 2001 were $799,947, an increase of $10,830, or 1.4%, from 2000's year-end total assets of $789,117. The increase in assets was primarily reflective of the $30,269 increase in net loans and the $16,482 increase in federal funds sold and certificates of deposit, offset, in part, by the $34,423 decline in overall securities.

     At September 30, 2001, loans, net of unearned income and allowance for loan losses, were $685,609 compared to $655,340 at December 31, 2000, an increase of $30,269, or 4.6%, from December 31, 2000. The increase in loans during the first nine months of 2001 is primarily due to an increase in commercial and residential real estate loans resulting primarily from increased loan demand. Non-performing loans include non-accrual and classified loans. The Company has a policy of placing loans 90 days delinquent in non-accrual status and charging them off at 120 days past due. Other loans past due that are well secured and in the process of collection continue to be carried on the Company's balance sheet. The Company has aggressive collection practices in which senior management is heavily involved. Nonaccrual loans and loans past due 90 days and still accruing increased by $4,630 and $1,241, respectively, during the nine months ended September 30, 2001 to $9,443 and $1,716, respectively. In general, management attributes the increase in loans past due 90 days and still accruing, as well as the increase in nonperforming assets and the downward trend in related credit quality ratios, to additional bankruptcy filings by borrowers and also the slowing economy in certain market areas. Specifically, the increase in the
Bank's nonaccrual loans during the nine months ended September 30, 2001 consisted principally of one commercial relationship headquartered in Sullivan County, Tennessee in the approximate amount of $3,500. Management believes that this commercial credit relationship is adequately secured and that the Company will not incur any material loss. At September 30, 2001, the ratio of the Company's allowance for loan losses to non-performing assets (which include non-accrual loans) was 87.95%.

     The Company maintains an investment portfolio to provide liquidity and earnings. Investments at September 30, 2001 with an amortized cost of $14,009 had a market value of $14,112. At year-end 2000, investments with an amortized cost of $48,441 had a market value of $48,527. This decrease resulted primarily from the calling, at par, of securities as interest rates began to decline in the first part of 2001.

     Deposits declined $8,798, or 1.4%, to $639,843 at September 30, 2001 from $648,641 at December 31, 2000. Most of the decrease in deposits was in higher-costing certificates of deposits. The Company also increased its notes payable, consisting primarily of borrowings from the FHLB, by $8,748 in order to offset most of the deposit reduction and to partially fund the increase in loans.

EFFECT OF NEW ACCOUNTING STANDARDS

     In 2001, new accounting guidance was issued that will, beginning in 2002, revise the accounting for goodwill and intangible assets. Intangible assets with indefinite lives and goodwill will no longer be amortized, but will periodically be reviewed for impairment and written down if impaired. Additional disclosures about intangible assets and goodwill may be required. An initial goodwill impairment test is required during the first six months of 2002. However, management does not expect this new guideline to have a material effect on the financial statements.

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

          None

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)Exhibits

             None

          (b)Reports on Form 8-K

               The Company filed a Form 8-K on August 29, 2001 and another Form 8-K on October 1, 2001. The Form 8-K filed on August 29, 2001 was to report that the Company had entered into a non-binding letter of intent with SunTrust to acquire three SunTrust branches in Hawkins County, Tennessee. The second form 8-K filed on October 1, 2001 was to report that the Company had entered into an Agreement with SunTrust for the Bank's assumption of deposits and purchase of certain assets of three branch offices of SunTrust located at 210 West Main Street, Rogersville, Tennessee, 410 Park Boulevard, Rogersville, Tennessee and 290 Bellamy Avenue, Surgoinsville, Tennessee. No financial statements were filed with either Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: 11/08/01                Greene County Bancshares, Inc.
     ----------               ------------------------------
                                    Registrant



Date: 11/08/01                 /s/  R. Stan Puckett
     ----------               -------------------------------------------
                                    R. Stan Puckett
                                    President and CEO
                                    (Duly authorized officer)


Date: 11/08/01                 /s/  William F. Richmond
     ---------                -------------------------------------------
                                    William F. Richmond
                                    Sr. Vice President and Chief Financial
                                    Officer (Principal financial and accounting
                                    officer)