Form 10-K
period 2001-12-31
GREENE COUNTY BANCSHARES INC
filed 2002-03-27
CIK 764402

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________

Commission file number     0-14289
                           -------

                         GREENE COUNTY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

           TENNESSEE                                    62-1222567
---------------------------------                ----------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


1100 NORTH MAIN STREET, GREENEVILLE, TENNESSEE              37743-4992
----------------------------------------------             -----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant's voting stock is not regularly and actively traded in any established market, and there are no regularly quoted bid and asked prices for the registrant's common stock. Based upon recent negotiated trading of the common stock at a price of $16.15 per share, the registrant believes that the aggregate market value of the voting stock on March 26, 2002 was $110.1 million. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are not affiliates. On such date, 6,818,890 shares of the common stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     1. Portions of Proxy Statement for 2002 Annual Meeting of Shareholders. (Part III)

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

PRESENTATION OF AMOUNTS

     ALL DOLLAR AMOUNTS SET FORTH BELOW, OTHER THAN PER-SHARE AMOUNTS AND PERCENTAGES, ARE IN THOUSANDS UNLESS OTHERWISE NOTED.

THE COMPANY

     Greene County Bancshares, Inc. (the "Company") was formed in 1985 and serves as the bank holding company for Greene County Bank (the "Bank"), which is a Tennessee-chartered commercial bank that conducts the principal business of the Company. At December 31, 2001, the Company maintained a main office in Greeneville, Tennessee and 29 bank branches (of which six are in leased operating premises) and 12 separate locations operated by the Bank's subsidiaries.

     The Company's assets consist primarily of its investment in the Bank and liquid investments. Its primary activities are conducted through the Bank. At December 31, 2001, the Company's consolidated total assets were $811,612, its consolidated net loans, including loans held for sale, were $679,271, its total deposits were $653,913 and its total stockholders' equity was $68,627.

     The Company's net income is dependent primarily on its net interest income, which is the difference between the interest income earned on its loans, investment assets and other interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. To a lesser extent, the Company's net income also is affected by its non-interest income derived principally from service charges and fees as well as the level of non-interest expenses such as salaries and employee benefits.

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

THE BANK

     The Bank is a Tennessee-chartered commercial bank established in 1890 and which has its principal executive offices in Greeneville, Tennessee. The principal business of the Bank consists of attracting deposits from the general public and investing those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial, commercial and residential real estate loans, and installment consumer loans. The Bank also provides collection and other banking services, directly and through its finance, acceptance and title subsidiary corporations. At December 31, 2001, the Bank had 27 full service banking offices located in East Tennessee, including Greene, Washington, Blount, Hamblen, McMinn, Loudon, Hawkins, Sullivan, Cocke, and Monroe Counties. The Bank also had one full service branch located in nearby Hot Springs, North Carolina. Further, the Bank operates a trust and money management function located in Wilson County, Tennessee and doing business as President's Trust, and operates a mortgage loan operation in Knox County, Tennessee. These functions and operations are defined as Bank branches but are not considered to be full service branches.

     The Bank also conducts separate businesses through three wholly owned subsidiaries. Through Superior Financial Services, Inc. ("Superior Financial"), the Bank operates ten consumer finance company offices and one collection office located in Greene, Blount, Hamblen, McMinn, Washington, Sullivan, Sevier, Knox and Hamilton Counties, Tennessee. The Bank also operates a mortgage banking operation through its main office in Knox County, Tennessee and it also has representatives located throughout the Company's branch system. Through GCB Acceptance Corporation ("GCB Acceptance"), the Bank operates a subprime automobile lending company with a sole office in Johnson City, Tennessee. Through Fairway Title Co., the Bank operates a title company headquartered in Knoxville, Tennessee and an office in Johnson City, Tennessee.

     Deposits of the Bank are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") to a maximum of $100,000 for each insured depositor. The Bank is subject to supervision and regulation by the Tennessee Department of Financial Institutions (the "Banking Department") and the FDIC. See "Regulation, Supervision and Governmental Policy."

BRANCH PURCHASES AND SALE

     On March 8, 2001, the Bank acquired a bank branch located in Hot Springs, North Carolina (the "North Carolina Branch") from Wachovia Bank, N.A. ("Wachovia") and sold its bank branch located in Farragut, Tennessee (the "Farragut Branch") to Wachovia. The purchase of the North Carolina Branch and the sale of the Farragut Branch were pursuant to two separate Purchase and Assumption Agreements between the Bank and Wachovia as entered into on September 20, 2000, and subsequently amended on February 7, 2001.

     On December 7, 2001, the Bank acquired three bank branches located in eastern Tennessee from SunTrust Bank. In conjunction with the acquisition, the Bank closed one of its branches in Rogersville, Tennessee.

BRANCH EXPANSION

     During the early and mid part of 2001, the Company continued the geographical expansion of its branch network, opening a new branch in Blount County, Tennessee along with its acquisition of the North Carolina branch and the branches acquired from SunTrust Bank referenced above. This expansion was offset, in part, by the closures of two Bank branches and four offices of Superior Financial for administrative consolidation purposes.

LENDING ACTIVITIES

     General. The loan portfolio of the Company is comprised of commercial, commercial and residential real estate and installment consumer loans. Such loans are primarily originated within the Company's market area of East Tennessee and are generally secured by residential or commercial real estate or business or personal property located in the counties of Greene, Washington, Hamblen, Sullivan, Hawkins, Blount, Knox, McMinn, Loudon, Monroe and Cocke Counties, Tennessee.

     Loan Composition. The following table sets forth the composition of the Company's loans at December 31 for each of the periods indicated.

                                                2001          2000             1999          1998            1997
                                                ----          ----             ----          ----            ----
Commercial..........................       $   96,122      $  87,680      $   68,793     $  57,860       $  51,661
Commercial real estate..............          295,002        288,254         242,574       185,063         182,837
Residential real estate.............          210,489        218,007         181,960       143,500         135,433
Loans held for sale.................            7,945          1,725           1,210         5,043           7,284
Consumer............................           80,314         74,882          59,508        68,092          67,227
Other...............................           13,779         12,493          16,774        27,349          12,035
                                           ----------      ---------      ----------     ---------       ---------
   Total............................          703,651        683,041         570,819       486,907         456,477

Less:
Unearned Income.....................          (13,159)      (14,248)         (13,590)       (9,993)         (5,933)
Allowance for loan losses...........          (11,221)      (11,728)         (10,332)      (10,253)         (9,154)
                                           -----------     ---------      -----------    ----------      ----------
   Net loans........................       $  679,271      $ 657,065      $   546,897    $ 466,661       $ 441,390
                                           ===========     =========      ===========    ==========      ==========

         Loan Maturities. The following table reflects at December 31, 2001 the dollar amount of loans maturing or subject to rate adjustment based on their contractual terms to maturity. Loans with fixed rates are reflected based upon the contractual repayment schedule while loans with variable interest rates are reflected based upon the contractual repayment schedule up to the contractual rate adjustment date. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity are reported as due within three months.

                                                Due in One      Due After One Year       Due After
                                               Year or Less     Through Five Years      Five Years         Total
                                               ------------     ------------------      ----------         -----
Commercial.............................         $   69,787          $    23,594         $   2,741        $   96,122
Commercial real estate.................            144,192              143,787             7,023           295,002
Residential real estate................             88,123               93,678            28,688           210,489
Loans held-for-sale....................              7,945                   --                --             7,945
Consumer...............................             16,178               63,595               541            80,314
Other..................................              4,765                1,480             7,534            13,779
                                                  --------             --------           -------          --------
     Total.............................           $330,990             $326,134           $46,527          $703,651
                                                  ========             ========           =======          ========

     The following table sets forth the dollar amount of the loans maturing subsequent to the year ending December 31, 2002 between those with predetermined interest rates and those with floating, or variable, interest rates.

                              Fixed Rate       Variable Rate          Total
                              ----------       -------------          -----
                                               (In thousands)
Commercial.................... $  26,193        $  10,939           $  37,132
Commercial real estate........   148,675           49,937             198,612
Residential real estate.......   111,037           67,585             178,622
Loans held-for-sale...........     7,945               --               7,945
Consumer......................    64,227              153              64,380
Other.........................     1,541              200               1,741
                                --------        ---------           ---------
     Total....................  $359,618         $128,814            $488,432
                                ========        =========           =========

     Commercial Real Estate Loans. The Company originates commercial loans, generally to existing business customers, secured by real estate located in the Company's market area. At December 31, 2001, commercial real estate loans totaled $295,002, or 43.43%, of the Company's net loan portfolio. The terms of such loans are generally for ten to twenty years and are priced based in part upon the prime rate, as reported in The Wall Street Journal. Commercial real estate loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary source of repayment, financial strength of any guarantor, strength of the tenant (if any), liquidity, leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. Generally, the Company will loan up to 80-85% of the value of improved property, 65% of the value of raw land and 75% of the value of land to be acquired and developed. A first lien on the property and assignment of lease is required if the collateral is rental property, with second lien positions considered on a case-by-case basis.

     Commercial Loans. Commercial loans are made for a variety of business purposes, including working capital, inventory and equipment and capital expansion. At December 31, 2001, commercial loans outstanding totaled $96,122, or 14.15%, of the Company's net loan portfolio. The terms for commercial loans are generally one to seven years. Commercial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, financial strength of any guarantor, liquidity, leverage, management experience, ownership structure, economic conditions and industry-specific trends and collateral. The loan to value ratio depends on the type of collateral. Generally speaking, accounts receivable are financed at 70% of accounts receivable less than 90 days past due. If other collateral is taken to support the loan, the loan to value of accounts receivable may approach 85%. Inventory financing will range between 50% and 60% depending on the borrower and nature of inventory. The Company requires a first lien position for such loans. These types of loans are generally considered to be a higher credit risk than other loans originated by the Company.

     Residential Real Estate. The Company also originates one-to-four family, owner-occupied residential mortgage loans secured by property located in the Company's primary market area. The majority of the Company's residential mortgage loans consists of loans secured by owner-occupied, single-family residences. At December 31, 2001, the Company had $210,489, or 30.99%, of its net loan portfolio in residential real estate loans. Residential real estate loans generally have a loan to value ratio of 85%. These loans are underwritten by giving consideration to the ability to pay, stability of employment or source of income, credit history and loan to value ratio. Home equity loans make up approximately 13% of residential real estate loans. Home equity loans may have higher loan to value ratios when the borrower's repayment capacity and credit history conform to underwriting standards. Superior Financial extends sub-prime mortgages to borrowers who generally have a higher risk of default than mortgages extended by the Bank. Sub-prime mortgages totaled $13,282, or 6.31%, of the Company's residential real estate loans.

     Mortgage loans originated by the Bank were not previously underwritten in conformity with secondary market guidelines and therefore were not readily salable. Beginning in April 1997, the Company began selling one-to-four family mortgage loans in the secondary market to Freddie Mac through the Bank's mortgage banking operation. Sales of such loans to Freddie Mac and other mortgage investors totaled $70,809 during 2001, and the related mortgage servicing rights were sold together with the loans.

     Installment Consumer Loans. At December 31, 2001, the Company's installment consumer loan portfolio totaled $80,314, or 11.82%, of the Company's total net loan portfolio. The Company's consumer loan portfolio is comprised of secured and unsecured loans originated by the Bank, Superior Financial and GCB Acceptance. The consumer loans of the Bank have a higher risk of default than other loans originated by the Bank. Further, consumer loans originated by Superior Financial and GCB Acceptance, which are finance companies rather than a bank, generally have a greater risk of default than such loans originated by commercial banks and accordingly carry a higher interest rate. Superior Financial and GCB Acceptance installment consumer loans totaled approximately $35,900, or 44.70%, of the Company's installment consumer loans. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

     Past Due, Special Mention, Classified and Non-Accrual Loans. The Company classifies its problem loans into three categories: past due loans, special mention loans and classified loans (both accruing and non-accruing interest).

     When management determines that a loan is no longer performing, and that collection of interest appears doubtful, the loan is placed on non-accrual status. All loans that are 90 days past due are considered non-accrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Management closely monitors all loans that are contractually 90 days past due, treated as "special mention" or otherwise classified or on non-accrual status. Non-accrual loans that are 120 days past due without assurance of repayment are charged off against the allowance for loan losses.

     The following table sets forth information with respect to the Company's non-performing assets at the dates indicated. At these dates, the Company did not have any restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.

                                                                          At December 31,
                                              ------------------------------------------------------------------------
                                                   2001          2000          1999            1998           1997
                                                   ----          ----          ----            ----           ----
                                                                          (In thousands)
Loans accounted for on a non-accrual
   basis................................          $5,857        $4,813         $2,952         $4,159        $2,265
Accruing loans which are contractually
   past due 90 days or more as to interest
   or principal payments................             871           475            996            872         1,583
                                                  ------        ------         ------         ------        ------
Total non-performing loans..............           6,728         5,288          3,948          5,031         3,848
Real estate owned:
   Foreclosures.........................           2,589         1,937          1,546            920           411
   Other real estate held and
     repossessed assets.................             623           350            826            607            97
                                                  ------       -------         ------         ------        ------
   Total non-performing assets..........          $9,940       $ 7,575         $6,320         $6,558        $4,356
                                                  ======       =======         ======         ======        ======

     The Company's continuing efforts to resolve non-performing loans occasionally include foreclosures, which result in the Company's ownership of the real estate underlying the mortgage. If non-accrual loans at December 31, 2001 had been current according to their original terms and had been outstanding throughout 2001, or since origination if originated during the year, interest income on these loans would have been approximately $505. Interest actually recognized on these loans during 2001 was not significant.

     Foreclosed real estate increased $652, or 33.66%, to $2,589 at December 31, 2001 from $1,937 at December 31, 2000. The real estate consists of 32 properties, of which four are commercial properties valued at $847, and the remainder are residential properties. Management expects to liquidate these properties during 2002. Management has recorded these properties at net realizable value and the subsequent sale of such properties is not expected to result in any adverse effect on the Company, subject to business and marketing conditions at the time of sale. Other real estate held and repossessed assets increased $273, or 78%, to $623 at December 31, 2001 from $350 at December 31, 2000. This increase is primarily due to enhanced repossessed activity at Superior Financial and GCB Acceptance.

     Total impaired loans increased by $2,099, or 22.95%, from $9,144 at December 31, 2000 to $11,243 at December 31, 2001. This increase is reflective of additional impaired loans at Superior Financial resulting primarily from the declining local and regional economies and the effect of this decline on Superior Financial's main customer base.

     At December 31, 2001, the Company had approximately $4,760 in loans that are not currently classified as non-accrual or 90 days past due or otherwise restructured and where known information about possible credit problems of borrowers caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms. Such loans were considered classified by the Company and were comprised of various consumer loans, residential real estate loans, commercial loans and commercial real estate loans. One commercial relationship in the amount of $2,104 is secured by a blanket lien on accounts receivable and equipment of the business. Subsequent to year-end, investors have offered to purchase the business assets for an amount that would substantially cover the principal amounts of the relationship. In lieu of this purchase, a bank liquidation of the collateral may not sufficiently cover the total principal amount of the relationship. This relationship was considered classified based upon cash flows of the business deemed insufficient to cover debt service. In addition, other loans included approximately $1,358 in loan balances, consisting of approximately 72 consumer loans, which were in bankruptcy status. Generally, these consumer bankruptcy loans are adequately secured and management expects substantial collection of these accounts through reaffirmation or liquidation of collateral.

     Allowance for Loan Losses. The allowance for loan losses is maintained at a level which management believes is adequate to absorb all potential losses on loans then present in the loan portfolio. The amount of the allowance is affected by: (1) loan charge-offs, which decrease the allowance; (2) recoveries on loans previously charged-off, which increase the allowance; and (3) the provision of possible loan losses charged to income, which increases the allowance. In determining the provision for possible loan losses, it is necessary for management to monitor fluctuations in the allowance resulting from actual charge-offs and recoveries, and to periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions in an effort to evaluate portfolio risks. If actual losses exceed the amount of the allowance for loan losses, earnings of the Company could be adversely affected. The amount of the provision is based on management's judgment of those risks. During the year ended December 31, 2001, the Company's provision for loan losses decreased by $2,050 to $5,959 as the Company adjusted the allowance for loan losses to a level it deemed adequate as of December 31, 2001.

     The following is a summary of activity in the allowance for loan losses for the periods indicated:

                                                            Year Ended December 31,
                                          2001          2000         1999        1998         1997
                                          ----          ----         ----        ----         ----
                                                                        (In thousands)
Balance at beginning of year ........   $ 11,728     $ 10,332     $ 10,253     $  9,154     $  7,330
                                        --------     --------     --------     --------     --------
Charge-offs:
   Commercial .......................       (411)        (429)        (298)        (440)        (563)
   Commercial real estate ...........       (997)        (537)        (302)         (87)        (129)
                                        --------     --------     --------     --------     --------
          Subtotal ..................     (1,408)        (966)        (600)        (527)        (692)

   Residential real estate ..........       (669)        (800)        (407)          --           --
   Consumer .........................     (5,753)      (6,022)      (3,010)      (2,707)      (4,450)
   Other ............................         --           --           --           --           --
                                        --------     --------     --------     --------     --------
     Total charge-offs ..............     (7,830)      (7,788)      (4,017)      (3,234)      (5,142)
                                        --------     --------     --------     --------     --------

Recoveries:
   Commercial .......................         11           43          295          216           56
   Commercial real estate ...........         54          137           --           24            4
                                        --------     --------     --------     --------     --------
          Subtotal ..................         65          180          295          240           60

   Residential real estate ..........        102           69           93           --           --
   Consumer .........................      1,197          926          575          673          951
   Other ............................         --           --           --            3            2
                                        --------     --------     --------     --------     --------
     Total recoveries ...............      1,364        1,175          963          916        1,013
                                        --------     --------     --------     --------     --------
Net charge-offs .....................     (6,466)      (6,613)      (3,054)      (2,318)      (4,129)

Provision for loan losses ...........      5,959        8,009        3,133        3,417        5,953
                                        --------     --------     --------     --------     --------
Balance at end of year ..............   $ 11,221     $ 11,728     $ 10,332     $ 10,253     $  9,154
                                        ========     ========     ========     ========     ========

Ratio of net charge-offs to average
     loans outstanding, net of
     unearned discount, during
     the period .....................       0.94%        1.09%        0.60%        0.52%        0.96%
                                        ========     ========     ========     ========     ========
Ratio of allowance for loan losses to
     non-performing loans ...........     166.78%      221.79%      261.70%      203.80%      237.89%
                                        ========     ========     ========     ========     ========
Ratio of allowance for loan losses to
     total loans ....................       1.61%        1.72%        1.81%        2.11%        2.01%
                                        ========     ========     ========     ========     ========

     Breakdown of allowance for loan losses by category. The following table presents an allocation among the listed categories of the Company's allowance for loan losses at the dates indicated and the percentage of loans in each category to the total amount of loans at the respective year-ends.

                                                                   At December 31,
                              -------------------------------------------------------------------------------------------
                                         2001                          2000                           1999
                                         ----                          ----                           ----
                                                               (Dollars in thousands)

                                              Percent of                      Percent of                     Percent of
                                             loan in each                    loan in each                   loan in each
   Balance at end of period                  category to                      category to                    category to
     applicable to:             Amount       total loans        Amount        total loans       Amount       total loans
                                ------       -----------        ------        -----------       ------       -----------
Commercial.................... $   1,852         13.66%       $   1,602           12.84%      $   2,168          12.05%
Commercial real estate........     5,601         41.93%           6,901           42.20%          3,234          42.50%
Residential real estate.......       807         29.91%             947           29.90%          3,299          29.83%
Loans held-for-sale...........        16          1.13%               4            0.25%             --           0.21%
Consumer......................     2,293         11.41%           2,042           12.98%          1,305          12.47%
Other.........................       652          1.96%             232            1.83%            326           2.94%
                              ----------      ---------         -------        ---------      ---------       ---------

   Totals.....................   $11,221        100.00%         $11,728          100.00%        $10,332         100.00%
                                 =======        =======         =======          =======        =======         =======

INVESTMENT ACTIVITIES

     General. The Company maintains a portfolio of investments to provide liquidity and an additional source of income.

     Securities by Category. The following table sets forth the carrying value of the securities, by major categories, held by the Company at December 31, 2001, 2000 and 1999.

                                                              At December 31,
                                                       ---------------------------
                                                         2001      2000     1999
                                                         ----      ----     ----
                                                              (In thousands)
Securities Held to Maturity:
    Obligations of state and political subdivisions.   $   833   $ 1,866   $ 3,321
                                                       -------   -------   -------

         Total .....................................   $   833   $ 1,866   $ 3,321
                                                       =======   =======   =======
Securities Available for Sale:
    U.S. Treasury securities and obligations of U.S.
         Government, corporations and agencies .....   $20,695   $45,242   $19,191
    Obligations of state and political subdivisions      1,372     1,416     1,535
    Trust Preferred Securities .....................     6,500        --        --
                                                       -------   -------   -------

         Total .....................................   $28,567   $46,658   $20,726
                                                       =======   =======   =======

     For further information regarding securities at December 31, 2001, 2000 and 1999, see Note 2 of Notes to Consolidated Financial Statements.

     Maturity Distributions of Securities. The following table sets forth the distributions of maturities of securities at amortized cost as of December 31, 2001.

                                                         Due After One
                                           Due in One    Year through   Due After Five Years       Due
                                          Year or Less    Five Years     through Ten Years   After Ten Years     Total
                                          ------------    ----------     -----------------   ---------------     -----
                                                                      (Dollars in thousands)
Federal agency obligations - available
         for sale                            $  1,013      $ 11,864         $  2,538            $  5,182        $ 20,597
Obligations of state and political
         subdivisions - available for sale        325           150              892                  --           1,367
Obligations of state and political
         subdivisions - held to maturity          385            --               98                 350             833
Other securities - available for sale              --            --               --               6,500           6,500
                                             --------      --------         --------            --------        --------

         Subtotal                            $  1,723      $ 12,014         $  3,528            $ 12,032        $ 29,297

Market value adjustment on
available-for-sale securities                $      4      $     (6)        $     29            $     76        $    103
                                             --------      --------         --------            --------        --------

         Total                               $  1,727      $ 12,008         $  3,557            $ 12,108        $ 29,400
                                             ========      ========         ========            ========        ========

Weighted average yield (a)                       3.98%         3.58%            5.55%               6.12%           4.89%
                                             ========      ========         ========            ========        ========

(a) Actual yields on tax-exempt obligations do not differ materially from yields computed on a tax equivalent basis.

     Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For information regarding the amortized cost and approximate market value of securities at December 31, 2001, by contractual maturity, see Note 2 of Notes to Consolidated Financial Statements.

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

     The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.

                                                                       Year Ended December 31,
                                         -----------------------------------------------------------------------------------
                                                    2001                        2000                         1999
                                         --------------------------     ------------------------     -----------------------
                                            Average       Average       Average        Average       Average        Average
                                            Balance      Rate Paid      Balance       Rate Paid      Balance       Rate Paid
                                            -------      ---------      -------       ---------      -------       ---------
                                                                        (Dollars in thousands)
Types of deposits (all in domestic
offices):
Non-interest-bearing demand
   deposits.........................        $ 49,773         --%      $  46,010             --%      $  42,278            --%
Interest-bearing demand deposits....         162,917       2.00%        148,428           2.67%        140,009          2.57%
Savings deposits....................          45,137       1.80%         45,461           2.55%         47,049          2.18%
Time deposits.......................         375,825       5.47%        353,278           5.71%        273,392          5.00%
                                             -------                  ---------                        -------
     Total deposits.................        $633,652                  $ 593,177                       $502,728
                                            ========                  =========                       ========

     The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2001.

                                                      Certificates of
                        Maturity Period                   Deposits
                        ---------------                   --------
                                                       (In thousands)

    Three months or less..........................         $ 27,504
    Over three through six months.................           21,056
    Over six through twelve months................           21,737
    Over twelve months............................           30,804
                                                           --------
       Total......................................         $101,101
                                                           ========
COMPETITION

     To compete effectively, the Company relies substantially on local commercial activity; personal contacts by its directors, officers, other employees and shareholders; personalized services; and its reputation in the communities it serves.

     According to data as of June 30, 2001 supplied by the FDIC, the Bank ranked as the largest independent commercial bank in its market area, which includes Greene, Hamblen, Hawkins, Sullivan, Washington, Madison, Loudon, Blount and McMinn Counties, Tennessee and portions of Cocke, Monroe and Jefferson Counties, Tennessee. In Greene County, there were seven commercial banks and one savings bank, operating 22 branches and holding an aggregate of approximately $757 million in deposits as of June 30, 2001.

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

EMPLOYEES

     As of December 31, 2001 the Company employed 372 full-time equivalent employees. None of the Company's employees are presently represented by a union or covered under a collective bargaining agreement. Management of the Company considers relations with employees to be good.

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

     Bank holding companies like the Company are currently prohibited from engaging in activities other than banking and activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. The FRB's regulations contain a list of permissible nonbanking activities that are closely related to banking or managing or controlling banks. A bank holding company must file an application or notice with the Federal Reserve prior to acquiring more than 5% of the voting shares of a company engaged in such activities. Financial modernization legislation enacted on November 12, 1999, however, greatly broadened the scope of activities permissible for bank holding companies. Effective March 11, 2000, this legislation permits bank holding companies, upon classification as financial holding companies, to engage in a broad variety of activities "financial" in nature. See "--Financial Modernization Legislation."

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

     Transactions with Affiliates. The Federal Reserve Act imposes legal restrictions on the quality and amount of credit that a bank holding company or its non-bank subsidiaries ("affiliates") may obtain from bank subsidiaries of the holding company. For instance, these restrictions generally require that any such extensions of credit by a bank to its affiliates be on nonpreferential terms and be secured by designated amounts of specified collateral. Further, a bank's ability to lend to its affiliates is limited to 10% per affiliate (20% in the aggregate to all affiliates) of the bank's capital and surplus.

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

     Extensions of Credit. Under joint regulations of the federal banking agencies, including the FDIC, banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. A bank's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators. The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the loan-to-value limits specified in the Guidelines for the various types of real estate loans. The Interagency Guidelines state that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits. The aggregate amount of loans in excess of the supervisory loan-to-value limits, however, should not exceed 100% of total capital and the total of such loans secured by commercial, agricultural, multifamily and other non-one-to-four family residential properties should not exceed 30% of total capital.

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

     Capital Requirements. The FRB has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies, and the FDIC has established similar guidelines for state-chartered banks that are not members of the FRB. The regulations of the FRB and FDIC impose two sets of capital adequacy requirements: minimum leverage rules, which require the maintenance of a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At December 31, 2001, the Company and the Bank satisfied the minimum required regulatory capital requirements. See
Note 10 of Notes to Consolidated Financial Statements.

     The FDIC has issued final regulations that classify insured depository institutions by capital levels and require the appropriate federal banking regulator to take prompt action to resolve the problems of any institution that fails to satisfy the capital standards. Under such regulations, a "well-capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. As of December 31, 2001, the Bank was "well-capitalized" as defined by the regulations. See Note 10 of Notes to Consolidated Financial Statements for further information.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding the executive officers of the Company.

                           Age At
         Name         December 31, 2001              Title
         ----         -----------------              -----
R. Stan Puckett              45            Chairman of the Board,  President and
                                               Chief Executive Officer
William F. Richmond          52            Senior Vice President and
                                               Chief Financial Officer

     R. STAN PUCKETT currently serves as President and Chief Executive Officer of the Company and has held that position since 1990. He is also currently Chairman of the Board of Directors. He has served as President and Chief Executive Officer of the Bank since February 1989. He is a graduate of Bristol University with a degree in business administration. He served as President of First American National Bank of Johnson City, Tennessee from December 1987 to February 1989 and as its Vice President from June 1986 to December 1987. He was Assistant Vice President of First Union National Bank in Asheville, North Carolina from September 1983 to June 1986 and served as commercial loan officer of Signet Bank in Bristol, Virginia from September 1977 to June 1983.

     WILLIAM F. RICHMOND joined the Company in February 1996 and currently serves as Senior Vice President and Chief Financial Officer of the Company and the Bank. Prior to joining the Company, Mr. Richmond served, subsequent to the acquisition of Heritage Federal Bancshares, Inc. ("Heritage") by First American Corporation (now a part of AmSouth Bancorporation), as transition coordinator for various financial matters from November 1995 through January 1996. Heritage was the parent of Heritage Federal Bank for Savings located in Kingsport, Tennessee. He served as Senior Vice President and Chief Financial Officer for Heritage from June 1991 through October 1995 and as controller from April 1985 through May 1991. He has been active in community activities in the Tri-Cities, Tennessee area, having served on the Board of Directors of Boys and Girls Club, Inc. and as President of the Tri-Cities Estate Planning Council. He has served in various capacities with the United Way of Greater Kingsport and is a Paul Harris Fellow in Rotary International. He holds a B.S. in Commerce with Distinction from the University of Virginia and also an M.B.A. from the Colgate Darden Graduate School of Business Administration at the University of Virginia. He is licensed as a Certified Public Accountant in Virginia and Tennessee and is also a Certified Financial Planner.

ITEM 2.  PROPERTIES

     At December 31, 2001, the Company maintained a main office in Greeneville, Tennessee and 29 bank branches (of which six are in leased operating premises) and 12 separate locations operated by the Bank's subsidiaries.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company and its subsidiaries are parties to various legal proceedings incident to its business. At December 31, 2001, there were no legal proceedings which management anticipates would have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 2001 to a vote of security holders of the Company through a solicitation of proxies or otherwise.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

     There are 6,818,890 shares of Common Stock outstanding and approximately 1,860 shareholders of record of the Common Stock as of March 26, 2002.

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

                                  Sales Price at         Dividends Declared
                                    Quarter-End             Per Share(1)
                                    -----------             ------------
       2001:
       First quarter               $32.00                    $0.12
       Second quarter               26.88                     0.12
       Third quarter                18.00                     0.12
       Fourth quarter               16.00                     0.20
                                                              ----
                                                             $0.56
                                                              ====
       2000:
       First quarter               $30.00                    $0.12
       Second quarter               30.00                     0.12
       Third quarter                32.00                     0.12
       Fourth quarter               32.00                     0.19
                                                              ----
                                                             $0.55
                                                              ====
-------------------------
(1) For information regarding restrictions on the payment of dividends by the Bank to the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" under
     Item 7 herein. See also Note 10 of Notes to Consolidated Financial Statements.

ITEM 6.       SELECTED FINANCIAL DATA

                                                        2001         2000          1999          1998        1997
                                                        ----         ----          ----          ----        ----
                                                                          (Dollars in Thousands)
Total interest income                                 $  67,964    $  67,696    $  55,229    $  50,792    $  49,005
Total interest expense                                   28,463       29,143       19,742       18,572       19,144
                                                      ---------    ---------    ---------    ---------    ---------
Net interest income                                      39,501       38,553       35,487       32,220       29,861
Provision for loan losses                                (5,959)      (8,009)      (3,133)      (3,417)      (5,953)
                                                      ---------    ---------    ---------    ---------    ---------
Net interest income after provision for loan losses      33,542       30,544       32,354       28,803       23,908
Non-interest income:
Investment securities gains                                  --           --           --           --            2
Other income                                              9,593        6,568        6,331        4,555        3,919
Non-interest expense                                    (28,665)     (29,393)     (24,610)     (20,462)     (17,009)
                                                      ---------    ---------    ---------    ---------    ---------
Income before income taxes                               14,470        7,719       14,075       12,896       10,820
Income tax expense                                       (5,047)      (2,206)      (5,250)      (4,690)      (3,990)
                                                      ---------    ---------    ---------    ---------    ---------
Net income                                            $   9,423    $   5,513    $   8,825    $   8,206    $   6,830
                                                      =========    =========    =========    =========    =========

PER SHARE DATA:1
Net income, basic                                     $    1.38    $     .81    $    1.30    $    1.21    $    1.01
Net income, assuming dilution                         $    1.38    $     .80    $    1.29    $    1.20    $    1.01
Dividends declared                                    $    0.56    $    0.55    $    0.52    $    0.46    $    0.38
Book value                                            $   10.06    $    9.24    $    8.94    $    8.16    $    7.40

FINANCIAL CONDITION DATA:
Assets                                                $ 811,612    $ 789,117    $ 656,012    $ 568,179    $ 534,102
Loans, net                                            $ 679,271    $ 657,065    $ 546,897    $ 466,661    $ 441,390
Cash and investments                                  $  57,470    $  76,816    $  72,223    $  49,939    $  62,166
Federal funds sold                                    $  25,621    $   8,130    $      --    $  24,300    $   5,500
Deposits                                              $ 653,913    $ 648,641    $ 522,382    $ 459,183    $ 461,728
Notes Payable                                         $  67,978    $  59,949    $  46,309    $  36,627    $  15,487
Federal funds purchased and repurchase agreements     $  10,375    $   4,713    $  14,581    $   7,216    $   1,414
Shareholders' equity                                  $  68,627    $  63,010    $  60,772    $  55,386    $  50,113

SELECTED RATIOS:
Interest rate spread                                      4.98%         5.18%       5.90%         5.96%        5.70%
Net yield on interest-earning assets                      5.41%         5.67%       6.39%         6.53%        6.21%
Return on average assets                                  1.20%         0.75%       1.47%         1.56%        1.33%
Return on average equity                                 13.96%         8.58%      14.90%        15.63%       13.93%
Average equity to average assets                          8.59%         8.78%       9.89%         9.97%        9.55%
Dividend payout ratio                                    40.53%        68.22%      40.02%        37.99%       38.08%
Ratio of nonperforming assets to total assets             1.22%         0.96%       0.96%         1.15%        0.81%
Ratio of allowance for loan losses to
nonperforming assets                                    112.89%       154.83%     163.48%       156.34%      210.15%
Ratio of allowance for loan losses to total loans         1.61%         1.72%       1.81%         2.11%        2.01%

---------------------------
1 Amounts have been restated to reflect the effect of the Company's 3-for-1 stock split effected in October 1997 and for the 5-for-1 stock split effected May 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS

     Net income. Net income for 2001 was $9,423, an increase of $3,910, or 70.92%, as compared to net income of $5,513 for 2000. The increase is primarily attributable to an increase in non-interest income of $3,025, or 46.06%, to $9,593 in 2001 from $6,568 in 2000 and a decrease of $2,050, or 25.60%, in the provision for loan loss to $5,959 in 2001 from $8,009 in 2000. The increase in non-interest income resulted from the Company's continued emphasis on fee-based income and the related growth in its lending activities. The decline in the provision for loan losses reflects the adjustment in 2001 of the allowance for loan losses to a level that management deemed adequate. Even with the decline in the provision, the Company's allowance for loan losses was 112.89% of its nonperforming assets.

     Net income for 2000 was $5,513, a decrease of $3,312, or 37.53%, as compared to net income of $8,825 for 1999. The decrease resulted primarily from an increase in provision for loan losses of $4,876, or 155.63%, to $8,009 in 2000 from $3,133 in 1999, and an increase in non-interest expense of $4,783, or 19.43%, to $29,393 in 2000 from $24,610 in 1999. The increase in provision for loan losses reflects significant charge-offs at Superior Financial, the Company's consumer finance subsidiary. The increase in non-interest expense is attributable primarily to increases in salaries and benefits and in other expenses. These changes were offset, in part, by the $3,066, or 8.64%, increase in net interest income to $38,553 in 2000 from $35,487 in 1999. The increase in net interest income primarily reflects an increased volume of loans that more than offset the increases in volume and average rate associated with the Company's interest-bearing liabilities.

     Net Interest Income. The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected in part by management's responses to changes in interest rates through asset/liability management. During 2001, net interest income was $39,501 as compared to $38,553 in 2000, an increase of 2.46%. This increase was due primarily to an increase in average loan balances, which increased $81,982, or 13.48%, to $690,333 in 2001 from $608,351 in 2000, while the yield on average loans declined to 9.56% from 10.34% in 2000. The Company's yield on average loans during 2001 decreased as compared to 2000 by the Company's aggressive loan pricing in order to obtain market share in new markets and increase share in existing markets. The increase in net interest income was offset, in part, by increases in the average balance of interest-bearing liabilities, as the Company aggressively funded the growth in loans. The increase in such average balances was offset in part by the decline in the Company's rate on average interest-bearing liabilities to 4.33% in 2001 from 4.78% in 2000, as rate-sensitive liabilities priced downward in a declining rate environment. In the aggregate, the Company's interest rate spread and net interest margin declined in 2001 from 2000. In view of the Company's slightly asset-sensitive position, management anticipates further declines in both interest rate spread and net interest margin if product mixes remain relatively unchanged and interest rates continue to decline.

     Average Balances, Interest Rates and Yields. Net interest income is affected by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. When the total of interest-earning assets approximates or exceeds the total of interest-bearing liabilities, any positive interest rate spread will generate net interest income. An indication of the effectiveness of an institution's net interest income management is its "net yield on interest-earning assets," which is net interest income divided by average interest-earning assets.

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

                                        2001                              2000                              1999
                          ---------------------------------- -------------------------------- ----------------------------------
                            Average                Average    Average              Average      Average               Average
                            Balance     Interest     Rate     Balance   Interest     Rate       Balance    Interest     Rate
                            -------     --------     ----     -------   --------     ----       -------    --------     ----
INTEREST-EARNING ASSETS:
Loans1
Real estate loans           $ 496,304    $ 41,219     8.31%    $448,808   $39,316    8.76%     $ 370,529   $ 32,429      8.75%
Commercial loans               98,260       7,789     7.93%      80,399     7,646    9.51%        64,268      5,790      9.01%
Consumer and other loans-
  net2                         95,769      11,610    12.12%      79,144    11,304   14.28%        75,670     10,253     13.55%
Fees on loans                               5,352                           4,608                             4,314
                                         --------                         -------                          --------

Total loans
(including fees)            $ 690,333    $ 65,970     9.56%    $608,351   $62,874   10.34%     $ 510,467   $ 52,786     10.34%
                             --------     -------               -------    ------               --------    -------

Investment securities3
---------------------
Taxable                     $  16,294    $  1,010     6.20%    $ 44,427   $ 3,153    7.10%     $  20,384   $  1,196      5.87%
Tax-exempt4                     1,973          87     4.41%       3,213       140    4.36%         4,085        160      3.92%
FHLB and Bankers  Bank
  Stock                         4,367         289     6.62%       3,986       288    7.23%         3,377        244      7.23%
                            ---------    --------              --------   -------              ---------   --------

Total investment
  securities                $  22,634    $  1,386     6.12%    $ 51,626   $ 3,581    6.94%     $  27,846   $  1,600      5.75%

Other short-term
Investments                    17,007         608     3.57%      19,495     1,241    6.37%        17,309        843      4.87%
                            ---------    --------              --------   -------              ---------   --------

Total interest-
earning assets              $ 729,974    $ 67,964     9.31%    $679,472   $67,696    9.96%     $ 555,622   $ 55,229      9.94%
                             --------     -------               -------    ------               --------    -------

NON-INTEREST-EARNING
ASSETS:
Cash and due from
 banks                      $  21,163                          $ 21,757                        $  22,252
Premises and
  equipment                    25,092                            21,351                           12,936
Other, less allowance
  for loan losses               9,567                             8,471                            8,001
                            ---------                          --------                        ---------

Total non-interest-
earning assets              $  55,822                          $ 51,579                        $  43,189
                             --------                           -------                         --------

Total Assets                $ 785,796                          $731,051                        $ 598,811
                            =========                           =======                         ========

-----------------
1 Average loan balances include nonaccrual loans. Interest income collected on nonaccrual loans has been included.
2    Installment loans are stated net of unearned income.
3 The average balance of and the related yield associated with securities available for sale are based on the cost of such securities.
4 Tax exempt income has not been adjusted to tax-equivalent basis since it is not material.

                                        2001                                 2000                                1999
                            ------------------------------ ----------------------------------------- ------------------------------
                              Average            Average     Average                      Average     Average               Average
                              Balance   Interest   Rate      Balance       Interest        Rate       Balance  Interest       Rate
                              -------   --------   ----      -------       --------        ----       -------  --------       ----
                                                                         (Dollars in Thousands)
INTEREST-BEARING
LIABILITIES:
Deposits
Savings, NOW
accounts, and
money markets                $ 208,054   $ 4,066   1.95%      $193,889         $5,116     2.64%      $ 187,058   $  4,629     2.47%
Time deposits                  375,825    20,557   5.47%       353,278         20,175     5.71%        273,392     13,671     5.00%
                             ---------   -------              --------        -------                ---------   --------

Total deposits               $ 583,879   $24,623   4.22%      $547,167        $25,291     4.62%      $ 460,450   $ 18,300     3.97%

Securities sold
  under repurchase
  agreements and
  short-term
  borrowings                     7,620       181   2.38%         6,036            304     5.04%          7,326        318     4.35%

Notes Payable                   66,301     3,659   5.52%        56,934          3,548     6.23%         21,401      1,124     5.25%
                             ---------  --------              --------     ----------                ---------   --------


Total interest-bearing
     liabilities             $ 657,800   $28,463   4.33%      $610,137        $29,143     4.78%      $ 489,177   $ 19,742     4.04%

NON-INTEREST-BEARING
LIABILITIES:
Demand deposits              $  49,773                        $ 46,010                               $  42,278
Other liabilities               10,740                          10,685                                   8,113
                            ----------                        --------                               ---------
Total liabilities            $  60,513                        $ 56,695                               $  50,391

Stockholders' equity            67,483                          64,219                                  59,243
                             ---------                        --------                               ---------

Total liabilities and
stockholders' equity         $ 785,796                        $731,051                               $ 598,811
                             =========                        ========                               =========


Net interest income                      $39,501                              $38,553                $  35,487
                                         =======                              =======                =========


MARGIN ANALYSIS:
Interest rate spread                               4.98%                                  5.18%                               5.90%

Net yield on interest-
  earning assets (net
  interest margin)                                 5.41%                                  5.67%                               6.39%
                                                   =====                                  =====                               =====

     Rate/Volume Analysis. The following table analyzes net interest income in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in yields and rates. The table reflects the extent to which changes in the interest income and interest expense are attributable to changes in volume (changes in volume multiplied by prior year rate) and changes in rate (changes in rate multiplied by prior year volume). Changes attributable to the combined impact of volume and rate have been separately identified.

                                                2001 vs. 2000                                    2000 vs. 1999
                                  -------------------------------------------   ----------------------------------------------
                                                          Rate/       Total                               Rate/        Total
                                    Volume     Rate      Volume      Change       Volume      Rate        Volume       Change
                                    ------     ----      ------      ------       ------      ----        ------       ------
INTEREST INCOME:                                                       (In thousands)
   Loans net of unearned income   $   8,473 $ (4,738)   $   (639)  $    3,096   $  10,123  $    (29)    $     (6)   $   10,088
   Investment securities:
   Taxable                          (1,997)     (399)         253     (2,143)       1,411        251          295        1,957
   Tax exempt                          (54)         2         (1)        (53)        (34)         18          (4)         (20)
    FHLB and Bankers Bank Stock          28      (25)         (2)           1          44         --           --           44
   Other short-term investments       (193)     (543)         103       (633)         106        259           33          398
                                  --------- ---------   ---------  ----------   ---------  ---------    ---------   ----------

Total interest income                 6,257   (5,703)       (286)         268      11,650        499          318       12,467
                                  --------- ---------   ---------  ----------   ---------  ---------    ---------   ----------

INTEREST EXPENSE:
   Savings, NOW accounts, and
     money market accounts              501   (1,408)       (143)     (1,050)         169        307           11          487
   Time deposits                      1,287     (851)        (54)         382       3,995      1,941          568        6,504
   Short-term borrowings                 61     (168)        (16)       (123)        (56)         51          (9)         (14)
   Debt                                 436     (472)         147         111       1,866        210          348        2,424
                                  --------- ---------   ---------  ----------   ---------  ---------    ---------   ----------

   Total interest expense             2,285   (2,899)        (66)       (680)       5,974      2,509          918        9,401
                                  --------- ---------   ---------  ----------   ---------  ---------    ---------   ----------

Net interest income               $   3,972 $ (2,804)   $   (220)  $      948   $   5,676  $ (2,010)    $   (600)   $    3,066
                                   ========  ========    ========   =========    ========   ========     ========    =========

     At December 31, 2001, loans outstanding and loans held-for-sale, net of unearned income and allowance for loan losses, were $679,271 compared to $657,065 at 2000 year end. The increase is primarily due to the combination of additional lenders, first-hand knowledge of the local lending markets and competitive loan rates. Average outstanding loans, net of unearned interest, for 2001 were $690,333, an increase of 13.48% from the 2000 average of $608,351. The average outstanding loans for 1999 were $510,467. The growth in average loans for the past three years can be attributed to the Company's continuing market expansion into surrounding counties through the Company's branch network, the development of its other financing businesses and indirect financing and aggressive loan pricing. During 2001, the Company continued its expansion with new branches as previously discussed. See "ITEM 1 -- Business--Branch Expansion."

     Average investment securities for 2001 were $22,634, compared to $51,626 in 2000, and $27,846 in 1999. The decrease of $28,992, or 56.16%, from 2000 to 2001 primarily reflects the purchase of $25,000 of federal agency securities at the beginning of 2000 for the principal purpose of pledging public deposits. Such securities were not held throughout 2001. The decline in the average balance of investment securities from 1999 to 2000 was the result of the Company's use of the proceeds from the maturities of available-for-sale securities to fund higher-yielding loans. In 2001, the average yield on investments was 6.12%, a decrease from the 6.94% yield in 2000 and up from the 5.75% yield in 1999. The decrease in 2001 results primarily from the absence during 2001 of the full effect of the 7.33% yield on the $25,000 federal agency security held during 2000, as well as the beneficial effect of the higher interest rate environment during 2000 on the Company's adjustable-rate investment securities. Income provided by the investment portfolio in 2001 was $1,386 as compared to $3,581 in 2000, and $1,600 in 1999.

     Provision for Loan Losses. Management assesses the adequacy of the allowance for loan losses by considering a combination of regulatory and credit risk criteria. The entire loan portfolio is graded and potential loss factors are assigned accordingly. The potential loss factors for impaired loans are assigned based on regulatory guidelines. The regulatory criteria are set forth in the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The potential loss factors associated with unimpaired loans are based on a combination of both internal and industry net loss experience, as well as management's review of trends within the portfolio and related industries.

     Generally, commercial, commercial real estate and residential real estate loans are assigned a level of risk at inception. Thereafter, these loans are reviewed on an ongoing basis. The review includes loan payment and collateral status, borrowers' financial data and borrowers' internal operating factors such as cash flows, operating income, liquidity, leverage and loan documentation, and any significant change can result in an increase or decrease in the loan's assigned risk grade. Aggregate dollar volume by risk grade is monitored on an ongoing basis. The establishment of and any changes to risk grades for consumer loans are generally based upon payment performance.

     The Bank generally maintains only a general loan loss allowance, which is increased or decreased based on management's assessment of the overall risk of its loan portfolio. Occasionally, a portion of the allowance may be allocated to a specific loan to reflect unusual circumstances associated with that loan.

     Management reviews certain key loan quality indicators on a monthly basis, including current economic conditions, delinquency trends and ratios, portfolio mix changes and other information management deems necessary. This review process provides a degree of objective measurement that is used in conjunction with periodic internal evaluations. To the extent that this process yields differences between estimated and actual observed losses, adjustments are made to provisions and/or the level of the allowance for loan losses.

     Increases and decreases in the allowance for loan losses due to changes in the measurement of impaired loans are reflected in the provision for loan losses. Loans continue to be classified as impaired unless payments are brought fully current and management also considers the collection of scheduled interest and principal to be probable.

     The Company's provision for loan losses decreased $2,050, or 25.60%, to $5,959 in 2001 from $8,009 in 2000. Management recognized the need to substantially increase the provision from $3,133 in 1999 to $8,009 in 2000 to address the accelerated loss experience throughout the Company. In 2001, management determined that loan losses had stabilized; accordingly, the same level of provisions as made in 2000 was unnecessary. In 2001 net charge-offs in Superior Financial and GCB Acceptance were $2,818 and $1,038, respectively, versus $2,610 in the Bank. Such net charge-offs were a result of a decline in loan quality, continued implementation of an aggressive charge-off policy, a downturn in the local and regional economy and significantly high bankruptcy rates in Tennessee. Assuming no further deterioration of the local and regional economy, and based upon information presently available, management anticipates that net charge-offs within the Company's overall loan portfolios should continue the stabilized trend.

     The ratio of non-performing assets to total assets was 1.22% at December 31, 2001 and .96% at December 31, 2000. Primarily due to the Company's increase in non-performing assets, the ratio of the Company's allowance for loan losses to non-performing assets decreased in 2001 to 112.89% from 154.83% in 2000. Total non-performing loans increased $1,440, or 27.23%, from $5,288 at December 31, 2000 to $6,728 at December 31, 2001. Non-accrual loans, which are non-performing loans as to which the Bank no longer recognizes interest income, increased $1,044 or 21.69% to $5,857 at December 31, 2001 from $4,813 at
December 31, 2000. The increase consists primarily of additional nonaccrual loans at Superior Financial principally due to the declining local and regional economies and the effect of this decline on Superior Financial's demographic base.

     To further manage its credit risk on loans, the Company maintains a "watch list" of loans that, although currently performing, have characteristics that require closer supervision by management. At December 31, 2001 the Company had identified approximately $15,100 in loans that were placed on its "watch list," a slight increase from the approximate $14,700 as of December 31, 2000. Management believes the level of "watch list" loans, as a percentage of total loans, will improve during 2002.

     Non-Interest Income. Non-interest income, which is income that is not related to interest-earning assets and consists primarily of service charges, commissions and fees, has become more important as increases in levels of interest-bearing deposits and other liabilities make it more difficult to maintain interest rate spreads.

     Total non-interest income for 2001 increased to $9,593 as compared to $6,568 in 2000 and $6,331 in 1999. The largest components of non-interest income are service charges, commissions and fees, which totaled $7,606 in 2001, $5,200 in 2000 and $5,258 in 1999. The increase in 2001 was due primarily to service charges and commissions associated with 2001 deposit growth, as well as additional fees generated by the Bank's mortgage banking operation, offset in part by a decrease in fees and commissions at Superior Financial, attributable mainly to reduced loan originations in 2001 as compared to 2000. Management does not anticipate any significant increase in service charge and fee income in the near future absent continued deposit growth and an expanding mortgage lending market.

     Non-Interest Expense. Control of non-interest expense also is an important aspect in managing net income. Non-interest expense includes, among others, personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage and Federal Deposit Insurance Corporation assessments. Total non-interest expense was $28,665 in 2001, compared to $29,393 in 2000 and $24,610 in 1999.

     Personnel costs are the primary element of the Company's non-interest expenses. In 2001, salaries and benefits represented $16,977, or 59.23%, of total non-interest expenses. This was an increase of $243, or 1.45%, over 2000's total of $16,734. Personnel costs for 2000 increased $2,395, or 16.70%, over 1999's total of $14,339. The increases in 2000 reflect the increased staffing needs of the Company's continued expansion of the Bank and subsidiary branch network throughout East Tennessee. The minimal increase in 2001, compared to 2000, was a reflection of management's continued focus on overall staffing levels and associated benefits. Overall, the number of full-time equivalent employees at December 31, 2001, was 372 versus 388 at December 31, 2000, a decrease of 4.12%.

     Occupancy and equipment expense exhibited the same upward trend during the past three years as did personnel costs due to essentially the same reasons referenced above. At December 31, 2001, the Company had 42 branches compared to 44 branches at December 31, 2000.

     Other expenses decreased $728, or 10.60%, from 2000 to 2001. The decrease was primarily attributable to management's continued focus on overhead control. The increase from 1999 to 2000 was $1,309, or 23.55%.

CHANGES IN FINANCIAL CONDITION

     Total assets at December 31, 2001 were $811,612, an increase of $22,495, or 2.85%, over total assets of $789,117 at December 31, 2000. The increase reflects an increase in loans, net, of $15,986, or 2.44%, to $671,326 at December 31, 2001 from $655,340 at December 31, 2000. Average assets for 2001 also increased to $785,796, an increase of $54,745, or 7.49%, from the average asset balance of $731,051 for 2000. This increase was primarily the result of a 13.48% increase in the average balance of loans to $690,333 in 2001 from $608,351 in 2000, offset in part by a decline in the average balance of investment securities in 2001 to $22,634 from $51,626 in 2000. Even with the increase in average assets in 2001, the Company's return on average assets increased in 2001 to 1.20% from 0.75% in 2000 as the Company's increasing non-interest income continued to more than offset its declining net interest margin. The Company's interest rate spread declined to 4.98% in 2001 from 5.18% in 2000.

     Total assets at December 31, 2000 were $789,117, an increase of $133,105, or 20.29%, over 1999's year end total assets of $656,012. Average assets for 2000 were $731,051, an increase of $132,240, or 22.08%, over 1999 average assets of $598,811. This increase was primarily the result of an increase in the average balance of loans to $608,351 in 2000 as compared to an average balance of $510,467 in 1999. Return on average assets was .75% in 2000, as compared to 1.47% in 1999 and 1.56% in 1998, reflecting the Company's compressed net interest margin over prior years in a period of continuing asset growth, increasing non-interest expense, coupled with the increased provision for loan losses in 2000.

     Earning assets consist of loans, investment securities and short-term investments that earn interest. Average earning assets during 2001 were $729,974, an increase of 7.43% from an average of $679,472 in 2000.

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

     The Company maintains an investment portfolio to provide liquidity and earnings. Investments at December 31, 2001 had an amortized cost of $29,297 and a market value of $29,407 as compared to an amortized cost of $48,441 and market value of $48,527 at December 31, 2000. This decrease in investments in 2001 primarily reflects the Company's purchase of $25,000 of federal agency securities in 2000, as previously discussed, for the primary purpose of pledging public deposits. Because the securities were callable, their market value did not differ significantly from their cost and, in combination with the shorter-term and adjustable securities in the remainder of the Company's investment portfolio, the Company's investments are less susceptible to significant changes in market value. An effect of this approach is reflected in the absence of any significant difference between the securities' amortized cost and market value at December 31, 2001 and December 31, 2000.

     The Company's deposits were $653,913 at December 31, 2001. This represents an increase of $5,272, or 0.81%, from the $648,641 of deposits at December 31, 2000. Non-interest bearing demand deposit balances increased 36.37% to $65,179 at December 31, 2001 from $47,794 at December 31, 2000. Average interest-bearing deposits increased $36,712, or 6.71%, in 2001. In 2000, average interest-bearing deposits increased $86,717, or 18.83%, over 1999. These increases in deposits are primarily the result of the Company's expansion of full-service branches of the Bank into new markets in East Tennessee and also branch acquisitions. In addition, the Company has actively marketed its money market accounts and certificates of deposits with competitive interest rates in order to fund loan growth.

     The Company's continued ability to fund its loan and overall asset growth remains dependent upon the availability of deposit market share in the Company's existing market of East Tennessee. As of June 30, 2001, approximately 59% of the deposit base of East Tennessee was controlled primarily by five commercial banks, one savings bank and one credit union and, as of September 30, 2001, the total deposit base of Tennessee commercial banks had a weighted average rate of 4.27%. Management of the Company does not anticipate further significant growth in its deposit base unless it either offers interest rates well above its prevailing rate on average interest-bearing deposits of 4.22% or it acquires deposits from other financial institutions. During 2001, the premiums charged in Tennessee by selling financial institutions for deposit accounts ranged from
3.4% to 14.3%. If the Company takes action to increase its deposit base by offering above-market interest rates or by acquiring deposits from other financial institutions and thereby increases its overall cost of deposits, its net interest income could be adversely affected if it is unable to correspondingly increase the rates it charges on its loans.

     Interest paid on deposits in 2001 totaled $24,623 reflecting a 4.22% cost on average interest-bearing deposits of $583,879. In 2000, interest of $25,291 was paid at a cost of 4.62% on average deposits of $547,167. In 1999, interest of $18,300 was paid at a cost of 3.97% on average deposits of $460,450.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company's primary source of liquidity is dividends paid by the Bank. Applicable Tennessee statutes and regulations impose restrictions on the amount of dividends that may be declared by the Bank. Further, any dividend payments are subject to the continuing ability of the Bank to maintain compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a "well-capitalized" institution. In addition, the Company maintains lines of credit totaling $40 million with the Federal Home Loan Bank of Cincinnati ("FHLB"), of which $18.3 million was available at December 31, 2001. The Company also maintains federal funds lines of credit totaling $70.9 million at seven correspondent banks. The Company believes it has sufficient liquidity to satisfy its current operations.

     In 2001, operating activities of the Company provided $9,457 of cash flows, reflecting net income of $9,423 and adjusted to include non-cash operating expenses such as $5,959 in provision for loan losses and amortization and depreciation of $1,604, and exclude non-cash operating income, such as $107 in the increased cash surrender value of life insurance contracts and $2,085 in the net change in accrued interest and other liabilities. Cash flows from operating activities were reduced by the proceeds from the sale of held-for-sale loans of $70,809, offset by cash used to originate held-for-sale loans of $76,608. This increase in overall activity in held-for-sale loans from 2000 and 1999, as compared to 2001, reflects an increase in mortgages originated and sold by the Bank's mortgage banking operation in a declining interest rate environment.

     Investing activities, including lending, provided $11,208 of the Company's cash flows, as opposed to using cash flows of $150,234 in 2000. Origination of loans held to maturity net of principal collected used $27,321 in funds, down from $120,951 in 2000 as the Company's loan originations decreased primarily as a result of slowing economic activity. Maturities and calls of securities, net of purchases of securities available for sale, provided $19,043 in cash flows. Cash flows from investing activities also increased from the cash received in branch acquisitions, from the sale of other real estate and from the sale of fixed assets in the amounts of $19,924, $4,087 and $312, respectively. These cash inflows were reduced, in part, by investment in premises and equipment of $3,731 resulting from the Company's branch expansions and furnishings related thereto.

     Net additional cash outflows of $4,780 were used by financing activities, as opposed to providing cash flows of $126,659 in 2000. The change was attributable primarily to net deposit outflows, excluding deposits acquired via branch acquisitions, of $14,652 versus net deposit increases in 2000 in the amount of $126,259. Management elected to allow higher-costing and non-core deposits to runoff in order to alleviate pressures on net interest margin. As in prior years, the Company's cash flow from financing activities was decreased by the Company's dividend payments during 2001 of $3,819. Offsetting, in part, these cash outflows was an increase in cash resulting from the change in federal funds purchased and repurchase agreements in the amount of $5,662.

     Capital Resources. The Company's capital position is reflected in its shareholders' equity, subject to certain adjustments for regulatory purposes.
Shareholders' equity, or capital, is a measure of the Company's net worth, soundness and viability. The Company's capital continued to exceed regulatory requirements at December 31, 2001 and its record of paying dividends to its stockholders continued uninterrupted during 2001. Management believes the capital base of the Company allows it to take advantage of business opportunities while maintaining the level of resources deemed appropriate by management of the Company to address business risks inherent in the Company's daily operations.

     Shareholders'  equity on  December  31,  2001 was  $68,627,  an increase of
$5,617, or 8.91%, from $63,010 on December 31, 2000. The increase in shareholders' equity arises primarily from net income for 2001 of $9,423 ($1.38 per share, assuming dilution). This increase was offset in part by quarterly dividend payments during 2001 that totaled $3,819 ($0.56 per share).

     Risk-based capital regulations adopted by the FRB and the FDIC require both bank holding companies and banks to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure "Tier 1" capital (consisting of stockholders' equity, less goodwill) and total capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital. At December 31, 2001, the Company and the Bank each satisfied their respective minimum regulatory capital requirements, and the Bank was "well-capitalized" within the meaning of federal regulatory requirements.

ASSET/LIABILITY MANAGEMENT

     The Company's Asset/Liability Committee ("ALCO") actively measures and manages interest rate risk using a process developed by the Bank. The ALCO is also responsible for approving the Company's asset/liability management policies, overseeing the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviewing the Company's interest rate sensitivity position.

     The primary tool that management uses to measure short-term interest rate risk is a net interest income simulation model prepared by an independent national consulting firm and reviewed by another separate and independent national consulting firm. These simulations estimate the impact that various changes in the overall level of interest rates over one- and two-year time horizons would have on net interest income. The results help the Company develop strategies for managing exposure to interest rate risk.

     Like any forecasting technique, interest rate simulation modeling is based on a large number of assumptions. In this case, the assumptions relate primarily to loan and deposit growth, asset and liability prepayments, interest rates and balance sheet management strategies. Management believes that both individually and in the aggregate the assumptions are reasonable. Nevertheless, the simulation modeling process produces only a sophisticated estimate, not a precise calculation of exposure.

     The Company's guidelines for risk management call for preventive measures if a gradual 200 basis point increase or decrease in short-term rates over the next twelve months would affect net interest income over the same period by more than 15%. The Company has been operating well within these guidelines. As of December 31, 2001 and 2000, based on the results of the independent consulting firm's simulation model, the Company could expect net interest income to increase by approximately 7.66% and 7.68%, respectively, if short-term interest rates gradually increase by 200 basis points. Conversely, if short-term interest rates gradually decrease by 200 basis points, net interest income could be expected to decrease by approximately 8.89% and 9.71%, respectively.

     The scenario described above, in which net interest income increases when interest rates increase and decreases when interest rates decline, is typically referred to as being "asset sensitive" because interest-earning assets reprice at a faster pace than interest-bearing liabilities. At December 31, 2001, approximately 43% of the Company's gross loans had adjustable rates. While management believes, based on its asset/liability modeling, that the Company is slightly asset sensitive, it also believes that a rapid, significant and prolonged increase or decrease in rates could have a substantial adverse impact on the Company's net interest margin.

     The Company also uses an economic value of equity model, prepared and reviewed by the same independent national consulting firms, to complement its short-term interest rate risk analysis. The benefit of this model is that it measures exposure to interest rate changes over time frames longer than the two-year net interest income simulation. The economic value of the Company's equity is determined by calculating the net present value of projected future cash flows for current asset and liability positions based on the current yield curve.

     Economic value analysis has several limitations. For example, the economic values of asset and liability balance sheet positions do not represent the true fair values of the positions, since economic values reflect an analysis at one particular point in time and do not consider the value of the Company's franchise. In addition, we must estimate cash flow for assets and liabilities with indeterminate maturities. Moreover, the model's present value calculations do not take into consideration future changes in the balance sheet that will likely result from ongoing loan and deposit activities conducted by the Company's core business. Finally, the analysis requires assumptions about events which span several years. Despite its limitations, the economic value of equity model is a relatively sophisticated tool for evaluating the longer-term effect of possible interest rate movements.

     The Company's guidelines for risk management call for preventive measures if an immediate 200 basis point increase or decrease in interest rates would reduce the economic value of equity by more than 15%. The Company has been operating within these guidelines. As of December 31, 2001 and 2000, based on the results of the independent national consulting firm's simulation model and reviewed by the separate and independent national consulting firm, the Company could expect its economic value of equity to increase by approximately 10.90% and 6.77%, respectively, if short-term interest rates immediately increased by 200 basis points. Conversely, if short-term interest rates immediately decrease by 200 basis points, economic value of equity could be expected to decrease by approximately 13.72% and 14.42%, respectively. The greater percentage increase in economic value of equity as of December 31, 2001, compared to December 31, 2000, is primarily due to shorter effective asset lives at December 31, 2001, compared to December 31, 2000, resulting primarily from the natural evolution of the balance sheet in a declining interest rate environment associated with increased prepayments.

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

EFFECT OF NEW ACCOUNTING STANDARDS

     A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 will result in lower annual amortization expense of $106.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" is incorporated herein by reference.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Greene County Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Greene County Bancshares, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 1999 financial statements of Greene County Bancshares, Inc. were audited by other auditors whose report dated January 28, 2000 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greene County Bancshares, Inc. as of December 31, 2001 and 2000, and its results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





                                               /s/ Crowe, Chizek and Company LLP


Louisville, Kentucky
January 17, 2002

                         GREENE COUNTY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------


                                                            2001      2000
                                                            ----      ----
ASSETS
     Cash and due from banks                             $ 22,432   $ 24,038
     Federal funds sold                                    25,621      8,130
                                                         --------   --------
         Cash and cash equivalents                         48,053     32,168
     Interest bearing deposits in other banks               1,100         --
     Securities available for sale                         28,567     46,658
     Securities held to maturity (fair value
       $840 and $1,869)                                       833      1,866
     Loans held for sale                                    7,945      1,725
     Loans, net                                           671,326    655,340
     Premises and equipment, net                           25,611     23,934
     FHLB and Bankers Bank stock, at cost                   4,538      4,254
     Cash surrender value of life insurance                 7,349      7,242
     Accrued interest receivable and other assets          16,290     15,930
                                                         --------   --------

Total assets                                             $811,612   $789,117
                                                         ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Noninterest-bearing deposits                        $ 65,179   $ 47,794
     Interest-bearing deposits                            588,734    600,847
                                                         --------   --------
         Total deposits                                   653,913    648,641

     Federal funds purchased and repurchase agreements     10,375      4,713
     Notes payable                                         67,978     59,949
     Accrued interest payable and other liabilities        10,719     12,804
                                                         --------   --------
         Total liabilities                                742,985    726,107

Shareholders' equity
     Common stock: 15,000,000 shares authorized,
     6,818,890 shares outstanding                        $ 13,638   $ 13,638
     Additional paid-in capital                             4,854      4,854
     Retained earnings                                     50,071     44,467
     Accumulated other comprehensive income                    64         51
                                                         --------   --------
         Total shareholders' equity                        68,627     63,010
                                                         --------   --------

Total liabilities and shareholders' equity               $811,612   $789,117
                                                         ========   ========

--------------------------------------------------------------------------------
                             See accompanying notes.

                         GREENE COUNTY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           2001      2000      1999
                                                           ----      ----      ----
Interest income
     Interest and fees on loans                          $65,970   $62,874   $52,786
     Taxable securities                                    1,010     3,153     1,196
     Nontaxable securities                                    87       140       160
     FHLB and Bankers Bank stock                             289       288       244
     Federal funds sold and other                            608     1,241       843
                                                         -------   -------   -------
                                                          67,964    67,696    55,229

Interest expense
     Deposits                                             24,623    25,291    18,300
     Federal funds purchased and repurchase agreements       181       304       318
     Notes payable                                         3,659     3,548     1,124
                                                         -------   -------   -------
                                                          28,463    29,143    19,742

Net interest income                                       39,501    38,553    35,487

Provision for loan losses                                  5,959     8,009     3,133
                                                         -------   -------   -------

Net interest income after provision
   for loan losses                                        33,542    30,544    32,354

Noninterest income
     Service charges and fees                              7,606     5,200     5,258
     Other                                                 1,987     1,368     1,073
                                                         -------   -------   -------
                                                           9,593     6,568     6,331

Noninterest expense
     Salaries and employee benefits                       16,977    16,734    14,339
     Occupancy expense                                     2,078     1,961     1,541
     Equipment expense                                     2,046     1,794     1,782
     Professional services                                   636       887       751
     Advertising                                             419       673       520
     Loss on OREO and repossessed assets                     370       477       119
     Other                                                 6,139     6,867     5,558
                                                         -------   -------   -------
                                                          28,665    29,393    24,610

Income before income taxes                                14,470     7,719    14,075

Provision for income taxes                                 5,047     2,206     5,250
                                                         -------   -------   -------

Net income                                               $ 9,423   $ 5,513   $ 8,825
                                                         =======   =======   =======

Earnings per share:
     Basic                                               $  1.38   $   .81   $  1.30
     Diluted                                                1.38       .80      1.29

--------------------------------------------------------------------------------
                             See accompanying notes.

                         GREENE COUNTY BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                      Accumulated
                                                                                          Other              Total
                                                        Additional                       Compre-            Share-
                                           Common         Paid-in        Retained        hensive           holders'
                                            Stock         Capital        Earnings        Income             Equity
                                            -----         -------        --------        ------             ------
BALANCE, JANUARY 1, 1999                $   13,572       $    4,298     $   37,421      $       94       $   55,385

Issuance of 12,245 shares                       24              133              -               -              157
Dividends paid ($.52 per share)                  -                -         (3,531)              -           (3,531)
Tax benefit from exercise of
   nonincentive stock options                    -               48              -               -               48
Comprehensive income:
   Net income                                    -                -          8,825               -            8,825
   Change in unrealized gains
   (losses), net of reclassification             -                -              -            (112)            (112)
                                                                                                         ----------
      Total comprehensive income                                                                              8,713
                                                                                                         ----------

BALANCE, DECEMBER 31, 1999                  13,596            4,479         42,715             (18)          60,772

Issuance of 20,655 shares                       42              347              -               -              389
Dividends paid ($.55 per share)                  -                -         (3,761)              -           (3,761)
Tax benefit from exercise of
   nonincentive stock options                    -               28              -               -               28
Comprehensive income:
   Net income                                    -                -          5,513               -            5,513
   Change in unrealized gains
   (losses), net of reclassification             -                -              -              69               69
                                                                                                         ----------
      Total comprehensive income                                                                              5,582
                                                                                                         ----------

BALANCE, DECEMBER 31, 2000                  13,638            4,854         44,467              51           63,010

Dividends paid ($.56 per share)                  -                -         (3,819)              -           (3,819)
Comprehensive income:
   Net income                                    -                -          9,423               -            9,423
   Change in unrealized gains
   (losses), net of reclassification             -                -              -              13               13
                                                                                                         ----------
      Total comprehensive income                                                                              9,436
                                                                                                         ----------
BALANCE, DECEMBER 31, 2001              $   13,638       $    4,854     $   50,071      $       64       $   68,627
                                        ==========       ==========     ==========      ==========       ==========

--------------------------------------------------------------------------------
                             See accompanying notes.

                         GREENE COUNTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   2001         2000         1999
                                                                   ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                 $   9,423    $   5,513    $   8,825
     Adjustments to reconcile net income to net cash from
      operating activities
       Provision for loan losses                                    5,959        8,009        3,133
       Depreciation and amortization                                1,604        1,601        1,304
       Security amortization and accretion, net                       102          188          291
       FHLB stock dividends                                          (284)        (288)        (244)
       Net gain on sale of mortgage loans                            (421)        (182)        (536)
       Originations of mortgage loans held for sale               (76,608)     (31,553)     (57,166)
       Proceeds from sales of mortgage loans                       70,809       31,220       61,535
       Net (gain) losses on sales of fixed assets                     138          121          202
       Net (gain) loss on OREO and repossessed assets                 370          477          119
       Cash surrender value of life insurance                        (107)        (822)      (2,284)
       Net changes:
          Accrued interest receivable and other assets                557       (3,961)        (845)
          Accrued interest payable and other liabilities           (2,085)         865       (2,954)
                                                                ---------    ---------    ---------
              Net cash from operating activities                    9,457       11,188       11,380

CASH FLOWS FROM INVESTING ACTIVITIES
    Net increase in interest-bearing deposits with banks           (1,100)          --           --
    Purchase of securities available for sale                     (18,500)     (29,039)      (7,083)
    Proceeds from maturities of securities available for sale      36,508        3,030        9,239
    Purchase of securities held to maturity                            --           --         (100)
    Proceeds from maturities of securities held to maturity         1,035        1,455          395
    Purchase of FHLB stock                                             --         (345)          --
    Net increase in loans                                         (27,321)    (120,951)     (89,989)
    Net cash received in branch acquisitions                       19,924           --           --
    Proceeds from sale of other real estate                         4,087        2,994        2,683
    Improvements to other real estate                                  (6)         (95)        (276)
    Proceeds from sale of fixed assets                                312           74          375
    Premises and equipment expenditures                            (3,731)      (7,357)      (8,056)
                                                                ---------    ---------    ---------
       Net cash from investing activities                          11,208     (150,234)     (92,812)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits, excluding deposits acquired
    via branch acquisitions                                       (14,652)     126,259       68,422
    Net change in federal funds purchased and
     repurchase agreements                                          5,662       (9,868)       7,365
    Proceeds from notes payable                                   106,800       70,000       79,000
    Repayment of notes payable                                    (98,771)     (56,360)     (69,318)
    Dividends paid                                                 (3,819)      (3,761)      (3,531)
    Proceeds from issuance of common stock                             --          389          157
                                                                ---------    ---------    ---------
       Net cash from financing activities                          (4,780)     126,659       82,095
                                                                ---------    ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                            15,885      (12,387)         663

Cash and cash equivalents, beginning of year                       32,168       44,555       43,892
                                                                ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                          $  48,053    $  32,168    $  44,555
                                                                =========    =========    =========

Supplemental disclosures - cash and noncash
    Interest paid                                               $  28,427    $  27,993    $  19,595
    Income taxes paid                                               4,127        4,031        3,510
    Loans converted to other real estate                            5,941        4,152        3,136

--------------------------------------------------------------------------------
                             See accompanying notes.

                         GREENE COUNTY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Greene County Bancshares, Inc. (the "Company") and its wholly owned subsidiary, Greene County Bank (the "Bank"), and the Bank's wholly owned subsidiaries, Superior Financial Services, Inc., GCB Acceptance Corp., Inc., and Fairway Title Company, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Nature of Operations: The Company primarily provides financial services through its offices in Eastern and Southeastern Tennessee. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, loans held for sale, and fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents includes cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for loan, deposit and other borrowing transactions.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in accumulated other comprehensive income.

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Loans: Loans are reported at the principal balance outstanding, net of unearned interest and an allowance for loan losses.

Interest income is reported on the interest method over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Most consumer loans are charged off no later than 120 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal and interest is doubtful. Interest accrued but not collected is reversed against interest income.

--------------------------------------------------------------------------------
                                   (Continued)

                         GREENE COUNTY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest received is recognized on the cash basis or cost recovery method until qualifying for return to accrual status. Accrual is resumed when all contractually due payments are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed.

The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment and collateral status, borrowers' financial data and borrowers' operating factors such as cash flows, operating income, liquidity, leverage and loan documentation, and any significant changes. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at lower of cost or market when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the asset useful lives on a straight-line basis.

Mortgage Banking Activities: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. The Company controls its interest rate risk with respect to mortgage loans held for sale and loan commitments expected to close by entering into agreements to sell loans. Commitments to extend credit primarily represent fixed rate mortgage loans. The commitments are generally for a period of 60 to 90 days and are at market rates. The aggregate market value of mortgage loans held for sale considers the sales prices of such agreements. The Company also provides currently for any losses on uncovered commitments to lend or sell. The Company sells mortgage loans servicing released.


--------------------------------------------------------------------------------
                                   (Continued)
                                       31

                         GREENE COUNTY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangibles: Purchased intangibles, core deposits and goodwill, are recorded at cost and amortized over the estimated life. Core deposits and goodwill amortization is straight-line over 10 years. Beginning January 1, 2002, goodwill will cease being amortized in accordance with the new accounting pronouncement described later in the footnote. Total goodwill and core deposit intangibles were $424 and $2,715 at year-end 2001.

On March 8, 2001, the Bank acquired a bank branch and sold one of its bank branches. As a result of this transaction, the Company's deposits decreased by approximately $7,600. Other than the reduction in deposits referenced above, the effect of this transaction on the Company's financial condition and results of operations was not material.

On December 7, 2001, the Bank completed its acquisition of three branch offices, acquiring approximately $31,000 in deposits and an immaterial amount of certain assets. A core deposit intangible asset of $1,584 was recorded.

Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

Repurchase  Agreements:   Substantially  all  repurchase  agreement  liabilities
represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Benefit Plans: Retirement Plan Expense is the amount contributed to the plan as determined by Board decision. Deferred Compensation Plan Expense is recognized during the year the benefit is earned.

Stock Compensation: Employee compensation expense under stock option plans is reported if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method of SFAS No. 123 to measure expense for options using an option pricing model to estimate fair value.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Financial Instruments: Financial instruments include credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

--------------------------------------------------------------------------------
                                   (Continued)
                                       32

                         GREENE COUNTY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Share: Basic earnings per common share are net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. During May 2001, the Company affected a five for one stock split in the form of a dividend. Earnings and dividends per share are restated for all stock splits and dividends through the issuance date of the financial statements.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity. Comprehensive income is presented in the consolidated statements of changes in shareholders' equity.

New Accounting Pronouncements: A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 will result in lower annual amortization expense of $106.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $3,042 and $2,312 was required to meet regulatory reserve and clearing requirements at year-end 2001 and 2000. These balances do not earn interest.

Segments: Internal financial reporting is primarily reported and aggregated in five lines of business, banking, mortgage banking, consumer finance, subprime automobile lending, and title insurance. Banking accounts for 89.5% of revenues for 2001.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Reclassifications: Certain items in prior year financial statements have been reclassified to conform to the 2001 presentation.

--------------------------------------------------------------------------------
                                   (Continued)

                         GREENE COUNTY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

Securities are summarized as follows:

                                                           Gross      Gross
                                           Amortized    Unrealized  Unrealized   Fair
                                              Cost         Gains      Losses     Value
                                              ----         -----      ------     -----
                         2001
                         ----
Available for Sale
------------------
     U. S. Treasury and government agency   $ 19,098   $     84    $    (21)   $ 19,161
     Obligations of states and political
       subdivisions                            1,367          5          --       1,372
     Mortgage-backed                           1,499         36          (1)      1,534
     Trust preferred securities                6,500         --          --       6,500
                                            --------   --------    --------    --------
                                            $ 28,464   $    125    $    (22)   $ 28,567
                                            ========   ========    ========    ========
Held to Maturity
----------------
     Obligations of states and political
       subdivisions                         $    833   $      7    $     --    $    840
                                            ========   ========    ========    ========

                          2000
                          ----
Available for Sale
------------------
     U. S. Treasury and government
     agency                                 $ 43,302   $     98    $    (37)   $ 43,363
     Obligations of states and political
       subdivisions                            1,416          2          (2)      1,416
     Mortgage-backed                           1,857         23          (1)      1,879
                                            --------   --------    --------    --------

                                            $ 46,575   $    123    $    (40)   $ 46,658
                                            ========   ========    ========    ========

Hold to Maturity
----------------
     Obligations of states and political
       subdivisions                         $  1,866   $      4    $     (1)   $  1,869
                                            ========   ========    ========    ========

--------------------------------------------------------------------------------
                                   (Continued)

                         GREENE COUNTY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

Contractual   maturities  of  securities  at  year-end  2001  are  shown  below.
Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                                   Available for Sale           Held to Maturity
                                                   ------------------           ----------------
                                                Amortized        Fair          Amortized        Fair
                                                  Cost          Value            Cost           Value
                                                  ----          -----            ----           -----
Due in one year or less                     $       1,332   $      1,334    $        385    $        388
Due after one year through five years              11,962         11,957               -               -
Due after five years through ten years              3,413          3,438              98             102
Due after ten years                                10,258         10,304             350             350
Mortgage-backed securities                          1,499          1,534               -               -
                                            -------------   ------------    ------------    ------------
     Total maturities                       $      28,464   $     28,567    $        833    $        840
                                            =============   ============    ============    ============

There were no security sales during 2001, 2000 or 1999.

Securities with a carrying value of $13,784 and $38,897 at year-end 2001 and 2000 were pledged for public deposits and securities sold under agreements to repurchase.

NOTE 3 - LOANS

Loans at year-end were as follows:

                                                      2001           2000
                                                      ----           ----

Commercial                                       $     96,122   $     87,680
Commercial real estate                                295,002        288,254
Residential real estate                               210,489        204,202
Consumer                                               80,314         88,687
Other                                                  13,779         12,493
                                                 ------------   ------------
                                                      695,706        681,316

Less:  Unearned interest income                       (13,159)       (14,248)
        Allowance for loan losses                     (11,221)       (11,728)
                                                 ------------   ------------
                                                 $    671,326   $    655,340
                                                 ============   ============

--------------------------------------------------------------------------------
                                   (Continued)

                         GREENE COUNTY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses is as follows:

                                          2001        2000        1999
                                          ----        ----        ----

Beginning balance                       $ 11,728    $ 10,332    $ 10,253
Provision                                  5,959       8,009       3,133
Loans charged off                         (7,830)     (7,788)     (4,017)
Recoveries of loans charged off            1,364       1,175         963
                                        --------    --------    --------

Balance, end of year                    $ 11,221    $ 11,728    $ 10,332
                                        ========    ========    ========

Impaired loans were as follows:

                                          2001        2000        1999
                                          ----        ----        ----

Loans with allowance allocated          $ 11,243    $  9,144    $  5,591
Amount of allowance allocated              1,686       1,372         709
Average balance during the year           10,482       9,535       6,264
Interest income recognized during
   impairment                                253         310         267
Cash-basis interest income recognized         --          --          --


Nonperforming loans were as follows:

                                                  2001            2000
                                                  ----            ----

Loans past due 90 days still on accrual        $      871      $      475
Nonaccrual loans                                    5,857           4,813
                                               ----------      ----------

Total                                          $    6,728      $    5,288
                                               ==========      ==========


The aggregate amount of loans to executive officers and directors of the Company and their related interests was approximately $9,249 and $12,881 at year-end 2001 and 2000. During 2001 and 2000, new loans aggregating approximately $15,230 and $14,661 and amounts collected of approximately $18,862 and $13,995 were transacted with such parties.

--------------------------------------------------------------------------------
                                   (Continued)
                                       36

                         GREENE COUNTY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 4 - PREMISES AND EQUIPMENT

Year-end premises and equipment follows:

                                              2001            2000
                                              ----            ----

Land                                       $    4,752      $    4,577
Premises                                       15,608          13,089
Leasehold improvements                          1,591           1,791
Furniture, fixtures and equipment               9,727           8,458
Automobiles                                        59             781
Construction in progress                        2,227           2,634
                                           ----------      ----------
                                               33,964          31,330
Accumulated depreciation                       (8,353)         (7,396)
                                           ----------      ----------

                                           $   25,611      $   23,934
                                           ==========      ==========

Rent expense for operating leases was $490 for 2001, $600 for 2000, and $467 for 1999. Rent commitments under noncancelable operating leases were as follows, before considering renewal options that generally are present:

     2002                                         $       358
     2003                                                 276
     2004                                                 181
     2005                                                  82
     2006                                                  61
     Thereafter                                           398
                                                  -----------

         Total                                    $     1,356
                                                  ===========


NOTE 5 - DEPOSITS

Time deposits of $100 thousand or more were $101,101 and $130,450 at year-end 2001 and 2000.

Scheduled maturities of all time deposits for the next five years were as follows:

     2002                  $   228,268
     2003                       39,020
     2004                       64,294
     2005                        3,202
     2006                          414

The aggregate amount of deposits to executive officers and directors of the Company and their related interests was approximately $4,497 and $2,393 at year-end 2001 and 2000.

--------------------------------------------------------------------------------
                                   (Continued)

                         GREENE COUNTY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 6 - BORROWINGS

Federal funds purchased, securities sold under agreements to repurchase and treasury tax and loan deposits are financing arrangements. Securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. Securities sold under agreements to repurchase consist of short-term excess funds and overnight liabilities to deposit customers arising from a cash management program. While effectively deposit equivalents, such arrangements are in the form of repurchase agreements.

Information concerning securities sold under agreements to repurchase at year-end 2001 and 2000 is as follows:

                                                          2001          2000
                                                          ----          ----

Average month-end balance during the year             $    6,833    $    5,725
Average interest rate during the year                       2.25%         4.95%
Maximum month-end balance during the year             $   10,375    $    9,928

NOTES PAYABLE CONSIST OF THE FOLLOWING AT YEAR-END:

                                                          2001         2000
                                                          ----         ----

Fixed rate FHLB advances, from 4.60% to 6.35%,
maturities from April, 2002 to September, 2013       $    16,678   $     2,018

Variable rate FHLB advances, from 4.56% to 5.76%,
maturities from November, 2008 to January, 2010           49,500        55,500

Notes  payable,  interest due quarterly at 4.83%,
principal  due October,  2004 (2001).
Note payable,  interest due quarterly at 8%,
principal due January, 2002 through
January, 2008 (2000).
                                                           1,800         2,431
                                                      ----------    ----------
                                                      $   67,978    $   59,949
                                                      ==========    ==========

Each advance is payable at its maturity date; however, prepayment penalties are required if paid before maturity. The advances are collateralized by a required blanket pledge of qualifying mortgage loans totaling $165,346 and $92,499 at year-end 2001 and 2000.

--------------------------------------------------------------------------------
                                   (Continued)
                                       38

                         GREENE COUNTY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 6 - BORROWINGS (Continued)

Scheduled maturities of notes payable over the next five years are:

                                            Total

     2002                                 $  15,357
     2003                                       268
     2004                                     1,925
     2005                                       133
     2006                                       146
     Thereafter                              50,149
                                          ---------
                                          $  67,978
                                          =========

At year-end 2001, the Company had approximately $70,900 of federal funds lines of credit available from correspondent institutions, $18,569 in unused lines of credit with the FHLB, and $56,300 letters of credit with the FHLB.

NOTE 7 - BENEFIT PLANS

The Company has a profit sharing plan which allows employees to contribute from 1% to 20% of their compensation. The Company contributes an additional amount at a discretionary rate established annually by the Board of Directors. Company contributions to the Plan were $512, $923 and $707 for 2001, 2000 and 1999.

Directors have deferred some of their fees for future payment, including interest. The amount accrued for deferred compensation was $1,435 and $1,269 at year-end 2001 and 2000. Amounts expensed under the plan were $262, $222 and $188 during 2001, 2000, and 1999. Related to these plans, the Company purchased single premium life insurance contracts on the lives of the related participants. The cash surrender value of these contracts is recorded as an asset of the Company.

NOTE 8 - INCOME TAXES

Income tax expense is summarized as follows:

                                 2001            2000           1999
                                 ----            ----           ----

Current - federal             $    3,974      $    3,075      $   4,341
Current - state                      530             314          1,059
Deferred                             543          (1,183)          (150)
                              ----------      ----------      ---------
                              $    5,047      $    2,206      $   5,250
                              ==========      ==========      =========

--------------------------------------------------------------------------------
                                   (Continued)

                         GREENE COUNTY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES (Continued)

Deferred income taxes reflect the effect of "temporary differences" between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws. The tax effects of the primary temporary differences giving rise to the Company's net deferred tax assets and liabilities are as follows:

                                                      2001                            2000
                                                      ----                            ----
                                              Assets       Liabilities       Assets       Liabilities
                                              ------       -----------       ------       -----------
Allowance for loan losses                  $    4,365      $        -      $    4,562      $        -
Deferred compensation                             778               -             708               -
Depreciation                                        -            (965)              -            (786)
FHLB dividends                                      -            (529)              -            (418)
Core deposit intangible                             -            (171)              -            (214)
Unrealized (gain) loss on securities                -             (39)              -             (32)
Other                                              17               -             186               -
                                           ----------      ----------      ----------      ----------

     Total deferred income taxes           $    5,160      $   (1,704)     $    5,456      $   (1,450)
                                           ==========      ==========      ==========      ==========

A reconciliation of expected income tax expense at the statutory federal income tax rate of 35% with the actual effective income tax rates is as follows:

                                               2001         2000        1999
                                               ----         ----        ----

Statutory federal tax rate                     35.0%       35.0%         35.0%
State income tax, net of federal benefit        3.1        (1.6)          4.9
Tax exempt income                               (.3)        (.7)          (.1)
Other                                          (2.9)       (4.1)         (2.5)
                                            -------     -------        ------

                                               34.9%       28.6%         37.3%
                                            =======     =======        ======

NOTE 9 - COMMITMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer-financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

--------------------------------------------------------------------------------
                                   (Continued)

                         GREENE COUNTY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 9 - COMMITMENTS AND FINANCIAL INSTRUMENTS WITH
OFF-BALANCE-SHEET RISK (Continued)

Financial instruments with off-balance-sheet risk were as follows at year-end:

                                                      2001            2000
                                                      ----            ----

Commitments to make loans - fixed                 $     8,358     $     1,431
Commitments to make loans - variable                    8,653           2,480
Unused lines of credit                                 96,037          95,321
Letters of credit                                       6,304           6,231


The fixed rate loan commitments have interest rates ranging from 6.49% to 8.00% and maturities ranging from one year to five years.

NOTE 10 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

--------------------------------------------------------------------------------
                                   (Continued)

                         GREENE COUNTY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 10 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

At year-end, the capital requirements were met, as the Company and the Bank were considered well capitalized under regulations. Actual capital levels and minimum required levels (in millions) were:

                                                                                        Minimum Amounts to be
                                                                   Minimum Required    Well Capitalized Under
                                                                      for Capital        Prompt Corrective
                                                   Actual          Adequacy Purposes     Action Provisions
                                           -------------------   -------------------   ----------------------
                                              Actual     Ratio     Actual      Ratio     Actual      Ratio
                                              ------     -----     ------      -----     ------      -----
2001
----
Total Capital (to Risk Weighted Assets)
     Consolidated                          $    73.9     11.1%   $    53.1      8.0%   $    66.4     10.0%
     Bank                                       74.8     11.3         52.9      8.0         66.2     10.0
Tier 1 Capital (to Risk Weighted Assets)
     Consolidated                          $    65.7      9.9%   $    26.6      4.0%   $    39.9      6.0%
     Bank                                       66.4     10.0         26.5      4.0         39.7      6.0
Tier 1 Capital  (to Average Assets)
     Consolidated                          $    65.7      8.2%   $    32.3      4.0%   $    40.4      5.0%
     Bank                                       66.4      8.3         32.3      4.0         40.3      5.0

2000
----
Total Capital (to Risk Weighted Assets)
     Consolidated                          $    69.2     11.1%   $    50.1      8.0%   $    62.7     10.0%
     Bank                                       70.1     11.2         50.0      8.0         62.6     10.0
Tier 1 Capital (to Risk Weighted Assets)
     Consolidated                          $    61.4      9.8%   $    25.1      4.0%   $    37.6      6.0%
     Bank                                       62.2     10.0         25.0      4.0         37.6      6.0
Tier 1 Capital  (to Average Assets)
     Consolidated                          $    61.4      7.9%   $    31.2      4.0%   $    39.0      5.0%
     Bank                                       62.2      8.0         31.3      4.0         39.1      5.0

The Company's primary source of funds to pay dividends to shareholders is the dividends it receives from the Bank. Applicable state laws and the regulations of the Federal Reserve Bank and the Federal Deposit Insurance Corporation regulate the payment of dividends. Under the state regulations, the amount of dividends that may be paid is limited only to the extent that the remaining balance of retained earnings is at least equal to the capital stock amounts of the Bank; however, future dividends will be dependent on the level of earnings, capital and liquidity requirements and considerations of the Bank and Company.

--------------------------------------------------------------------------------
                                   (Continued)
                                       42

                         GREENE COUNTY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 11 - STOCK OPTIONS

The Company maintains a stock option plan, whereby a maximum of 480,000 stock options may be issued to selected key executives. The exercise price of each option is the fair market value of the Company's common stock on the date of grant. The maximum term of the options is ten years and the options vest at an annual rate of 20%. At year-end 2001, 244,260 shares are authorized for future grant.

The Company also has a stock option plan that grants a key executive fully vested options to purchase 9,000 shares per year at one and one-half times year end book value. Compensation expense associated with these options was $20 for 2001, $168 for 2000, and $156 for 1999.

A summary of the Company's option activity and related information for the years ended 2001, 2000, and 1999 is presented below:

                                             Key Executive           Other Key Executives             Total
                                             -------------           --------------------             -----
                                                      Weighted                   Weighted                  Weighted
                                                       Average                    Average                   Average
                                                      Exercise                   Exercise                   Exercise
2001                                      Options       Price       Options        Price       Options       Price
----                                      -------       -----       -------        -----       -------       -----
Outstanding at beginning of year            45,000     $  12.15     145,865       $  24.90      190,865     $  21.89
Granted                                      9,000        15.09      42,065          16.00       51,065        15.84
Exercised                                        -            -           -              -            -            -
Forfeited                                        -            -     (4,200)          31.00      (4,200)        31.00
                                                 -                  ------                      ------

Outstanding at end of year                  54,000     $  12.64     183,730       $  22.72      237,730       $20.43
                                            ======                  =======                     =======

Options exercisable at year-end             54,000     $  12.64      77,458       $  20.85      131,458       $17.48
                                            ======                   ======                     =======

Fair  value  of  each  option  granted
   during the year                                    $    3.58                  $    3.26
                                                      =========                  =========

--------------------------------------------------------------------------------
                                   (Continued)

                         GREENE COUNTY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 11 - STOCK OPTIONS (Continued)

                                              Key Executive          Other Key Executives              Total
                                              -------------          --------------------              -----
                                                       Weighted                   Weighted                 Weighted
                                                        Average                   Average                   Average
                                                       Exercise                   Exercise                 Exercise
2000                                       Options       Price       Options       Price       Options       Price
----                                       -------       -----       -------       -----       -------       -----
Outstanding at beginning of year             36,000     $   11.72     125,155     $   21.53      161,155    $   19.34
Granted                                       9,000         13.86      42,065         32.00       51,065        28.80
Exercised                                         -            -      (20,655)        18.78      (20,655)       18.78
Forfeited                                         -            -         (700)        30.00         (700)       30.00
                                                  -                      -----                      -----

Outstanding at end of year                   45,000     $   12.15     145,865     $   24.90      190,865    $   21.89
                                             ======                   =======                    =======

Options exercisable at year-end              45,000     $   12.15      52,285     $   18.32       97,285    $   15.47
                                             ======                    ======                     ======

Fair value of each option
granted during the year                                 $   18.65                 $    6.57
                                                        =========                 =========

1999
----

Outstanding at beginning of year             27,000     $   11.16     103,615     $   17.23      130,615    $   15.97
Granted                                       9,000         13.41      38,735         30.00       47,735        26.87
Exercised                                         -            -      (12,245)        12.82      (12,245)       12.82
Forfeited                                         -            -       (4,950)        19.25       (4,950)       19.25
                                                  -                    -------                    -------

Outstanding at end of year                   36,000     $   11.72     125,155     $   21.53      161,155    $   19.34
                                             ======                   =======                    =======

Options exercisable at year-end              36,000     $   11.72      42,320     $   15.21       78,320    $   13.61
                                             ======                    ======                     ======

Fair value of each option
granted during the year                                 $   17.24                 $    7.06
                                                        =========                 =========

--------------------------------------------------------------------------------
                                   (Continued)

                         GREENE COUNTY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 11 - STOCK OPTIONS (Continued)

Options outstanding at year-end 2001 were as follows:

                                 Outstanding                 Exercisable
                                 -----------                 -----------
                                           Average
                                          Weighted                    Average
                                          Remaining                  Weighted
                              Number     Contractual      Number     Exercise
Range of Exercise Prices    Outstanding     Life       Exercisable     Price
------------------------    -----------     ----       -----------     -----

*$10.13 - $15.09               54,000         7.5          54,000     $  12.64

$  9.67 - $32.00              183,730         7.8          77,458     $  20.85

*Granted in connection with compensation for the key executive.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999: dividend growth rate of 2.5%, 5%, and 15%, risk-free interest rate of 5.17%, 5.10% and 6.45%, expected lives of seven years, and estimated volatility of 20.14%, 9.62 % and 10.07%.

No expense for stock options to other key executives is recorded, as the grant price equals the market price of the stock at grant date. The following disclosures show the effect on income and earnings per share had the options' fair value been recorded using an option pricing model. If additional options are granted, the pro forma effect will increase in the future.

                                         2001                      2000                      1999
                                         ----                      ----                      ----
                                   As                        As                        As
                                Reported     Proforma     Reported     Proforma     Reported      Proforma
                                --------     --------     --------     --------     --------      --------
Net income                      $  9,423    $   9,286     $  5,513     $  5,348    $  8,825     $  8,743
Basic earnings per share        $   1.38    $    1.36     $    .81     $    .79    $   1.30     $   1.29
Diluted earnings per share      $   1.38    $    1.36     $    .80     $    .78    $   1.29     $   1.28

--------------------------------------------------------------------------------
                                   (Continued)
                                       45

                         GREENE COUNTY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 12 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations are presented below.

                                             2001         2000        1999
                                             ----         ----        ----
BASIC EARNINGS PER SHARE
------------------------

     Net income                           $    9,423   $    5,513   $    8,825

     Weighted average common
       shares outstanding                  6,818,890    6,814,075    6,791,565

Basic Earnings Per Share                  $     1.38   $      .81   $     1.30
                                          ==========   ==========   ==========

DILUTED EARNINGS PER SHARE
--------------------------

     Net income                           $    9,423   $    5,513   $    8,825

     Weighted average common
       share outstanding                   6,818,890    6,814,075    6,791,565
     Add:  Dilutive effects of assumed
       conversions and exercises of
       stock options                          18,490       57,415       55,125
                                          ----------   ----------   ----------

     Weighted average common and
       dilutive potential common shares
       outstanding                         6,837,380    6,871,490    6,846,690
                                          ----------   ----------   ----------

Diluted Earnings Per Share                $     1.38   $      .80   $     1.29
                                          ==========   ==========   ==========

Stock options of 114,937 were excluded from the 2001 diluted earnings per share because their impact was antidilutive.

--------------------------------------------------------------------------------
                                   (Continued)

                         GREENE COUNTY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value and estimated fair value of the Company's financial instruments are as follows at year-end 2001 and 2000.

                                                         2001                  2000
                                                         ----                  ----
                                                   Carrying     Fair     Carrying     Fair
                                                    Value      Value      Value       Value
                                                    -----      -----      -----       -----
Financial assets:
     Cash and cash equivalents                    $ 48,053   $ 48,053   $ 32,168   $ 32,168
     Interest bearing deposits with other banks      1,100      1,100         --         --
     Securities available for sale                  28,567     28,567     46,658     46,658
     Securities held to maturity                       833        840      1,866      1,869
     Loans held for sale                             7,945      7,960      1,725      1,725
     Loans, net                                    671,326    671,862    655,340    652,123
     FHLB and Bankers Bank stock                     4,538      4,538      4,254      4,254
     Accrued interest receivable                     4,506      4,506      6,311      6,311

Financial liabilities:
     Deposit accounts                             $653,913   $661,348   $648,641   $649,675
     Federal funds purchased and
       repurchase agreement                         10,375     10,375      4,713      4,713
     Notes payable                                  67,978     66,879     59,949     59,833
     Accrued interest payable                        3,552      3,552      3,516      3,516

The following methods and assumptions were used to estimate the fair values for financial instruments. The carrying amount is considered to estimate fair value for cash and short-term instruments, demand deposits, liabilities for borrowed money, variable rate loans or deposits that reprice frequently and fully, and accrued interest receivable and payable. Securities available for sale fair values are based on quoted market prices or, if no quotes are available, on the rate and term of the security and on information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, the fair value is estimated by discounted cash flow analysis using current market rates for the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. Fair value of mortgage loans held for sale is based on current market price for such loans. Liabilities for borrowed money are estimated using rates of debt with similar terms and remaining maturities. The fair value of off-balance sheet items is based on current fees or costs that would be charged to enter into or terminate such arrangements which is not material. The fair value of commitments to sell loans is based on the difference between the interest rates committed to sell at and the quoted secondary market price for similar loans, which is not material.

--------------------------------------------------------------------------------
                                   (Continued)

                         GREENE COUNTY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 14 - PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                           2001        2000
                                                           ----        ----
Assets
     Cash and due from financial institutions          $      176   $    1,027
     Investment in subsidiary                              68,480       62,739
     Cash surrender value of life insurance contracts         234          223
     Other                                                  2,151        2,146
                                                       ----------   ----------

         Total assets                                  $   71,041   $   66,135
                                                       ==========   ==========

Total liabilities                                      $    2,414   $    3,125

Shareholders' equity                                       68,627       63,010
                                                       ----------   ----------

     Total liabilities and shareholders' equity        $   71,041   $   66,135
                                                       ==========   ==========

                              STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                           2001            2000           1999
                                                           ----            ----           ----
Dividends from subsidiaries                            $    4,006       $    3,959   $     3,769
Other income                                                  245              187           198
Interest expense                                             (190)            (198)         (197)
Other expense                                                (642)            (741)         (707)
                                                       ----------       ----------   -----------
Income before income taxes                                  3,419            3,207         3,063
Income tax benefit                                           (263)            (310)         (296)
Equity in undistributed net income of subsidiaries          5,741            1,996         5,466
                                                       ----------       ----------     ---------

Net income                                             $    9,423       $    5,513     $   8,825
                                                       ==========       ==========     =========

--------------------------------------------------------------------------------
                                   (Continued)

                         GREENE COUNTY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


NOTE 14 - PARENT COMPANY CONDENSED FINANCIAL STATEMENTS (Continued)

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                            2001       2000      1999
                                                            ----       ----      ----
OPERATING ACTIVITIES
     Net income                                           $ 9,423    $ 5,513    $ 8,825
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Undistributed net income of subsidiaries          (5,741)    (1,996)    (5,466)
         Depreciation and amortization                        216        216        216
         Change in assets                                    (157)      (213)      (297)
         Change in liabilities                               (131)        61         86
                                                          -------    -------    -------
              Net cash from operating activities            3,610      3,581      3,364

INVESTING ACTIVITIES
     Increase in cash surrender value of life insurance       (11)       (10)       (10)
                                                          -------    -------    -------
         Net cash from investing activities                   (11)       (10)       (10)

FINANCING ACTIVITIES
     Dividends paid                                        (3,819)    (3,761)    (3,531)
     Proceeds from issuance of common stock                    --        389        157
     Proceeds from notes payable                            1,800         --         --
     Repayment of debt                                     (2,431)       (40)       (40)
                                                          -------    -------    -------
         Net cash from financing activities                (4,450)    (3,412)    (3,414)
                                                          -------    -------    -------

NET CHANGE IN CASH AND CASH EQUIVALENTS                      (851)       159        (60)

Cash and cash equivalents, beginning of year                1,027        868        928
                                                          -------    -------    -------

CASH AND CASH EQUIVALENTS, END OF YEAR                    $   176    $ 1,027    $   868
                                                          =======    =======    =======

--------------------------------------------------------------------------------
                                   (Continued)

                         GREENE COUNTY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 15 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components were as follows.

                                                    2001      2000       1999
                                                    ----      ----       ----
Unrealized holding gains and losses on
   securities available for sale, net of tax      $   13    $   69     $   (112)
Less reclassification adjustments for gains and
  losses later recognized in income, net of tax        -         -            -
                                                  ------    ------     --------

Other comprehensive income                        $   13    $   69     $  (112)
                                                  ======    ======     ========

NOTE 16 - SEGMENT INFORMATION

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

The accounting policies used are the same as those described in the summary of significant accounting policies. Segment performance is evaluated using net interest income and noninterest income. Income taxes are allocated based on income before income taxes and indirect expenses (includes management fees) are allocated based on time spent for each segment. Transactions among segments are made at fair value. Information reported internally for performance assessment follows.

                                                      Other
2001                                   Banking      Segments         Total
----                                   -------      --------         -----

Net interest income                $    33,441      $    6,060     $    39,501
Provision for loan losses                1,258           4,701           5,959
Noninterest income                       7,707           1,886           9,593
Noninterest expense                     23,601           5,064          28,665
Income tax expense                       5,778            (731)          5,047
                                   -----------      ----------     -----------
Segment profit                     $    10,511      $   (1,088)    $     9,423
                                   ===========      ==========     ===========

Segment assets                     $   773,567      $   38,045     $   811,612
                                   ===========      ==========     ===========

--------------------------------------------------------------------------------
                                   (Continued)
                                       50

                         GREENE COUNTY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 16 - SEGMENT INFORMATION (Continued)

                                                      Other          Total
2000                                Banking         Segments       Segments
----                                -------         --------       --------

Net interest income              $    32,643      $    5,910     $    38,553
Provision for loan losses              3,727           4,282           8,009
Noninterest income                     4,785           1,783           6,568
Noninterest expense                   22,328           7,065          29,393
Income tax expense                     3,701          (1,495)          2,206
                                 -----------      ----------     -----------
Segment profit                   $     7,672      $   (2,159)    $     5,513
                                 ===========      ==========     ===========

Segment assets                   $   747,805      $   41,312     $   789,117
                                 ===========      ==========     ===========

1999
----

Net interest income              $    28,575      $    6,912     $    35,487
Provision for loan loss                1,287           1,846           3,133
Noninterest income                     4,035           2,296           6,331
Noninterest expense                   18,404           6,206          24,610
Income tax expense                     4,844             406           5,250
                                 -----------      ----------     -----------
Segment profit                   $     8,075      $      750     $     8,825
                                 ===========      ==========     ===========

Segment assets                   $   611,420      $   44,592     $   656,012
                                 ===========      ==========     ===========

NOTE 17 - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data:

                                                                       For the three months ended
   Summary of Operations                                  3/31/01         6/30/01         9/30/01        12/31/01
   ---------------------                                  -------         -------         -------        --------
   Interest income                                    $     18,182     $     17,150    $     16,783   $     15,849
   Net interest income                                      10,260            9,794           9,727          9,720
   Provision for loan losses                                 1,439            1,168           1,493          1,859
   Income before income taxes                                4,602            4,065           3,678          2,125
   Net income                                                2,908            2,441           2,335          1,739

   Basic earnings per share                                    .43              .36             .34            .26
   Diluted earning per share                                   .42              .36             .33            .25
   Dividends per common share                                  .12              .12             .12            .20
   Average common shares outstanding                     6,818,890        6,818,890       6,818,890      6,818,890
   Average common shares outstanding - diluted           6,879,165        6,858,866       6,851,779      6,837,380

--------------------------------------------------------------------------------
                                   (Continued)

                         GREENE COUNTY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 17 - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Continued)

                                                                        For the three months ended
   Summary of Operations                                  3/31/00         6/30/00         9/30/00        12/31/00
   ---------------------                                  -------         -------         -------        --------
   Interest income                                    $     15,585     $     16,647    $     17,231   $     18,233
   Net interest income                                       9,524            9,715           9,592          9,722
   Provision for loan losses                                 1,717            1,077           1,122          4,093
   Income before income taxes                                3,008            3,119           3,188         (1,596)
   Net income                                                2,157            1,894           1,926           (464)

   Basic earnings per share                                    .32              .28             .28          (0.07)
   Diluted earnings per share                                  .31              .28             .28          (0.07)
   Dividends per common share                                  .12              .12             .12           0.19
   Average common shares outstanding                     6,802,155        6,809,805       6,812,645      6,818,335
   Average common shares outstanding - diluted           6,858,185        6,863,055       6,870,695      6,873,875

Note: The large increase in the provision for loan losses during the fourth quarter of 2000, as compared to prior periods, is primarily a result of a decline in consumer loan quality.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 18, 2000, PricewaterhouseCoopers LLP was dismissed as the principal accountants of the Company and Crowe, Chizek and Company LLP was engaged as its principal accountants. The decision to change accountants was approved by the Audit Committee of the Company. The audit reports of
PricewaterhouseCoopers LLP on the consolidated financial statements of the Company as of and for the years ended December 31, 1999 and 1998, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle. In connection with the audits of the two most recent fiscal years ended December 31, 1999 and 1998, and the subsequent interim period through October 18, 2000, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused them to make reference thereto in their reports on the financial statements for such years.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning the Board of Directors of the Company, the information contained under the section captioned "Election of Directors" in the Company's definitive proxy statement for the Company's 2002 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

     Information regarding executive officers of the Company is contained in the section captioned "Executive Officers of the Registrant" under Part I hereof and is incorporated herein by reference.

     Information regarding delinquent Form 3, 4 or 5 filers is incorporated herein by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements of the Company included in the Company's 2001 Annual Report to the Shareholders (the "Annual Report") are incorporated herein by reference from Item 8 of this Report. The remaining information appearing in the Annual Report is not deemed to be filed as part of this Report, except as expressly provided herein.

               1.   Report of Independent Accountants.

               2.   Consolidated Balance Sheets - December 31, 2001 and 2000.

               3. Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999.

               4. Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999.

               5. Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.

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

                           (ii) Amended and Restated Bylaws -- incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000

                  Exhibit No. 10.  Employment Agreements
                                   ---------------------

                           (i)      Employment agreement between the Company and
                                    R. Stan Puckett -- incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                  Exhibit No. 11. Statement re Computation of Per Share Earnings
                                  ----------------------------------------------

                                    Incorporated by reference to Note 12 of the Notes to Consolidated Financial Statements.

                  Exhibit No. 21. Subsidiaries of the Registrant
                                  ------------------------------

                                    A list of subsidiaries of the Registrant is included as an exhibit to this Report.

                  Exhibit No. 23.1. Consent of PricewaterhouseCoopers LLP
                                    -------------------------------------

                  Exhibit No. 23.2. Consent of Crowe, Chizek and Company LLP
                                    ----------------------------------------

         (b) Reports on Form 8-K. On December 11, 2001, the Company filed a Report on Form 8-K to report the consummation of its acquisition of three bank branches located in eastern Tennessee from SunTrust Bank. No financial statements were filed with the report.

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

                                     GREENE COUNTY BANCSHARES, INC.


Date:  March 27, 2002                By: /s/ R. Stan Puckett
                                        --------------------------------------
                                         R. Stan Puckett
                                         Chairman of the Board, President and
                                         Chief Executive Officer
                                         (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

SIGNATURE AND TITLE:                                        DATE:



/s/ R. Stan Puckett                                         March 27, 2002
-------------------
R. Stan Puckett
Chairman of the Board, President and Chief
Executive Officer
(Principal Executive Officer)



/s/ William F. Richmond                                     March 27, 2002
-----------------------
William F. Richmond
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)



/s/ Ralph T. Brown                                          March 27, 2002
------------------
Ralph T. Brown
Director



/s/ Phil M. Bachman                                         March 27, 2002
-------------------
Phil M. Bachman
Director



/s/ Charles S. Brooks                                       March 27, 2002
---------------------
Charles S. Brooks
Director



/s/ Bruce Campbell                                          March 27, 2002
------------------
Bruce Campbell
Director

/s/ W. T. Daniels                                           March 27, 2002
-----------------
W.T. Daniels
Director



/s/ James A. Emory                                          March 27, 2002
------------------
James A. Emory
Director



/s/ Jerald K. Jaynes                                        March 27, 2002
--------------------
Jerald K. Jaynes
Director



/s/ Terry Leonard                                           March 27, 2002
-----------------
Terry Leonard
Director



/s/ H.J. Moser, III                                         March 27, 2002
-------------------
H.J. Moser, III
Director



/s/ Davis Stroud                                            March 27, 2002
----------------
Davis Stroud
Director and Secretary
Director



/s/ Charles H. Whitfield, Jr.                               March 27, 2002
-----------------------------
Charles H. Whitfield, Jr.
Director