Form 10-Q
period 2002-03-31
GREENE COUNTY BANCSHARES INC
filed 2002-05-09
CIK 764402

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


For Quarter ended March 31, 2002             Commission File Number
                                                   0-14289



                         GREENE COUNTY BANCSHARES, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)



          Tennessee                                    62-1222567
-------------------------------        ----------------------------------------
(State or other jurisdiction of             (IRS Employer Identification
incorporated or organization)               Number)


Main & Depot Street
Greeneville, Tennessee                                    37743
---------------------------------      ----------------------------------------
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

                                    Yes X No __


Indicate the number or shares outstanding of each of the Issuers classes of common stock as of the latest practicable date: 6,818,890.

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The unaudited condensed consolidated financial statements of the Registrant and its wholly owned subsidiaries are as follows:

     Condensed  Consolidated  Balance  Sheets - March 31, 2002 and  December 31,
     2001.

     Condensed Consolidated Statements of Income and Comprehensive Income - For the three months ended March 31, 2002 and 2001.

     Condensed Consolidated Statement of Stockholders' Equity - For the three months ended March 31, 2002.

     Condensed Consolidated Statements of Cash Flows - For the three months ended March 31, 2002 and 2001.

     Notes to Condensed Consolidated Financial Statements.

                          GREENE COUNTY BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                             (UNAUDITED)
                                                               MARCH 31,   DECEMBER 31,
                                                                2002          2001*
                                                              ----------   ------------
                                          ASSETS
                                          ------
Cash and due from banks                                       $  18,802    $  22,432

Federal funds sold                                               46,087       25,621

Interest bearing deposits in other banks                              0        1,100

Securities available-for-sale ("AFS")                            46,157       28,567
Securities held-to-maturity (with a market value of $698
  on March 31, 2002 and $840 on December 31, 2001)                  693          833

FHLB and Bankers Bank stock, at cost                              4,587        4,538

Loans held for sale                                               2,536        7,945

Loans                                                           686,321      682,547

  Less: allowance for loan losses                               (11,412)     (11,221)
                                                              ---------    ---------

  NET LOANS                                                     674,909      671,326
                                                              ---------    ---------
Bank premises and equipment, net of
    accumulated depreciation                                     25,640       25,611

Other assets                                                     23,686       23,639
                                                              ---------    ---------

     TOTAL ASSETS                                             $ 843,097    $ 811,612
                                                              =========    =========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------

Deposits                                                      $ 680,478    $ 653,913
Repurchase agreements                                            12,685       10,375
Notes payable                                                    67,890       67,978
Accrued interest payable and other liabilities                   11,740       10,719
                                                              ---------    ---------

    TOTAL LIABILITIES                                           772,793      742,985
                                                              ---------    ---------

                               SHAREHOLDERS' EQUITY
                               --------------------

Common Stock, authorized 15,000,000 shares;
    issued and outstanding 6,818,890 shares at
    March 31, 2002 and December 31, 2001                         13,638       13,638
Paid in Capital                                                   4,854        4,854
Retained Earnings                                                51,822       50,071
Accumulated Other Comprehensive Income (Loss)                       (10)          64
                                                              ---------    ---------

    TOTAL SHAREHOLDERS' EQUITY                                   70,304       68,627
                                                              ---------    ---------

    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                  $ 843,097    $ 811,612
                                                              =========    =========

* Condensed from Audited Financial Statements.
See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ------------------
                                                            2002      2001
                                                          -------    -------

INTEREST INCOME:
----------------
  Interest and Fees on Loans                               $14,290   $17,484
  Interest on Investment Securities                            383       469
  Interest on Federal Funds Sold and Interest-earning
    Deposits                                                   249       229
                                                           -------   -------
                                   TOTAL INTEREST INCOME    14,922    18,182
                                                           -------   -------

INTEREST EXPENSE:
-----------------
  Interest on Deposits                                       4,211     7,081
  Interest on Borrowings                                       897       841
                                                           -------   -------
                                  TOTAL INTEREST EXPENSE     5,108     7,922
                                                           -------   -------

                                     NET INTEREST INCOME     9,814    10,260

Provision for Loan Losses                                    1,307     1,439
                                                           -------   -------

     NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                             8,507     8,821
                                                           -------   -------

NONINTEREST INCOME:
-------------------
  Service Charges, Commissions and Fees                      1,918     1,730
  Other Income                                                 669       586
                                                           -------   -------
                                TOTAL NONINTEREST INCOME     2,587     2,316
                                                           -------   -------
NONINTEREST EXPENSE:
--------------------
  Salaries and Benefits                                      4,228     4,124
  Occupancy and Furniture and Equipment Expense              1,032       954
  Other Expenses                                             1,775     1,457
                                                           -------   -------
                               TOTAL NONINTEREST EXPENSE     7,035     6,535
                                                           -------   -------

     INCOME BEFORE INCOME TAXES                              4,059     4,602

Income Taxes                                                 1,490     1,694
                                                           -------   -------

    NET INCOME                                             $ 2,569   $ 2,908
                                                           =======   =======

    COMPREHENSIVE INCOME                                   $ 2,495   $ 2,974
                                                           =======   =======

PER SHARE OF COMMON STOCK:
  Basic Earnings                                           $  0.38   $  0.43
                                                           =======   =======
  Diluted Earnings                                         $  0.38   $  0.42
                                                           =======   =======
  Dividends                                                $  0.12   $  0.12
                                                           =======   =======

See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                               ACCUMULATED
                                                                                  OTHER
                                                                              COMPREHENSIVE
                                         COMMON       PAID IN     RETAINED        INCOME
                                          STOCK       CAPITAL     EARNINGS        (LOSS)         TOTAL
                                       ------------ ----------   ----------    ------------   -----------
JANUARY 1, 2002                       $     13,638  $    4,854  $    50,071    $        64    $    68,627

  Net income                                     -           -        2,569              -          2,569

  Change in unrealized gain on AFS
     securities, net of tax:                     -           -            -            (74)           (74)
                                                                                               ----------
     Comprehensive income                                                                           2,495

  Dividends paid                                 -           -         (818)             -           (818)

                                       ------------  ----------  -----------    ----------     ----------
MARCH 31, 2002                        $     13,638  $    4,854  $    51,822    $       (10)   $    70,304
                                       ============  ==========  ===========    ==========     ==========

See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                 MARCH 31,   MARCH 31,
                                                                                   2002        2001
                                                                                 ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Net Income                                                                     $  2,569    $  2,908
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Provision for loan losses                                                     1,307       1,439
      Depreciation and amortization                                                   484         372
      Amortization of premiums on securities, net of accretion                        (62)         38
      FHLB stock dividends                                                            (49)        (73)
      Loans originated for sale                                                   (12,569)    (14,655)
      Proceeds from loans originated for sale                                      18,073      12,730
      Net realized (gain) on sale of loans originated for sale                        (95)        (74)
      Loss on other real estate owned                                                  23          56
      Net Changes:
       Accrued interest receivable and other assets, net of intangibles              (547)      2,383
       Accrued interest payable and other liabilities                               1,023      (1,251)
                                                                                 --------    --------
                                       NET CASH PROVIDED BY OPERATING ACTIVITIES   10,157       3,873
                                                                                 --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in interest-bearing deposits with banks                                  1,100           0
  Net (increase) decrease in securities and other interest-earning investments    (17,507)     28,485
  Net originations of loans held-to-maturity                                       (6,002)    (19,011)
  Improvements in other real estate owned and proceeds from
    sales of other real estate owned, net                                           1,481       1,125
  Fixed asset additions and proceeds from sales of fixed assets, net                 (361)     (1,424)
                                                                                 --------    --------
                                NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES  (21,289)      9,175
                                                                                 --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                              26,564     (17,311)
  Increase (decrease) in securities sold under repurchase agreements                2,310         (80)
  (Decrease) increase in notes payable, net                                           (88)      8,917
  Cash dividends paid                                                                (818)       (818)
                                                                                 --------    --------
                                NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES   27,968      (9,292)
                                                                                 --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                          16,836       3,756
                                                                                 --------    --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   48,053      32,168
                                                                                 --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 64,889    $ 35,924
                                                                                 ========    ========

See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


1-PRINCIPLES OF CONSOLIDATION
-----------------------------

The accompanying unaudited condensed consolidated financial statements of Greene County Bancshares, Inc. (the "Company") and its wholly owned subsidiary, Greene County Bank (the "Bank"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit and the results of operations for the interim period herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain amounts from prior period financial statements have been reclassified to conform to the current year's presentation.

2-ALLOWANCE FOR LOAN LOSSES
---------------------------

Transactions in the Allowance for Loan Losses for the three months ended March 31, 2002 and twelve months ended December 31, 2001 were as follows:

                                                 MARCH 31,     DECEMBER 31,
                                                   2002           2001
                                                ----------     -----------
                                                      (IN THOUSANDS)

Balance at beginning of year                    $ 11,221        $ 11,728
Add (Deduct):
  Charge-offs                                     (1,780)         (7,830)
  Recoveries                                         664           1,364
  Provisions                                       1,307           5,959
                                                --------        --------
ENDING BALANCE                                  $ 11,412        $ 11,221
                                                ========        ========


                                                 MARCH 31,     DECEMBER 31,
                                                   2002           2001
                                                ----------     -----------
                                                      (IN THOUSANDS)

Loans past due 90 days still on accrual         $    145        $    871
Nonaccrual Loans                                   3,703           5,857
                                                --------        --------
TOTAL                                           $  3,848        $  6,728
                                                ========        ========

3-EARNINGS PER SHARE OF COMMON STOCK
------------------------------------

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Stock options are regarded as potential common shares. Potential common shares are computed using the treasury stock method. 113,870 options are excluded from the effect of dilutive securities because they are anti-dilutive.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three months ended March 31, 2002 and 2001:

                               (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                              THREE MONTHS ENDED MARCH 31,
                               -------------------------------------------------------
                                         2002                         2001
                               --------------------------- ---------------------------

                                  INCOME        SHARES         INCOME        SHARES
                                (NUMERATOR)  (DENOMINATOR)   (NUMERATOR)  (DENOMINATOR)
BASIC EPS
Income available to
  common shareholders             $2,569      6,818,890        $2,908      6,818,890

EFFECT OF DILUTIVE SECURITIES
Stock options outstanding              -         22,868             -         60,275
                               -------------------------------------------------------

DILUTED EPS
Income available to common
  shareholders plus assumed
  conversions                     $2,569      6,841,758        $2,908      6,879,165
                               =======================================================

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


             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA) SEGMENT INFORMATION:
--------------------

THREE MONTHS ENDED MARCH 31, 2002     BANK         OTHER        TOTAL
---------------------------------   ---------    ---------    ---------

Net interest income                 $   8,124    $   1,690    $   9,814
Provision for loan losses                 418          889        1,307
Noninterest income                      2,205          382        2,587
Noninterest expense                     5,949        1,086        7,035
Income tax expense                      1,515          (25)       1,490
                                    ---------    ---------    ---------
SEGMENT PROFIT                      $   2,447    $     122    $   2,569
                                    =========    =========    =========

SEGMENT ASSETS AT MARCH 31, 2002    $ 805,106    $  37,991    $ 843,097
                                    =========    =========    =========



THREE MONTHS ENDED MARCH 31, 2001     BANK         OTHER        TOTAL
---------------------------------   ---------    ---------    ---------

Net interest income                 $   8,658    $   1,602    $  10,260
Provision for loan losses                 (87)       1,526        1,439
Noninterest income                      1,645          671        2,316
Noninterest expense                     5,350        1,185        6,535
Income tax expense                      1,945         (251)       1,694
                                    ---------    ---------    ---------
SEGMENT PROFIT                      $   3,095    $    (187)   $   2,908
                                    =========    =========    =========

SEGMENT ASSETS AT MARCH 31, 2001    $ 740,079    $  41,468    $ 781,547
                                    =========    =========    =========

5-INTANGIBLE ASSETS
-------------------

Intangible assets are as follows:

                                          GROSS              ACCUMULATED
                                          AMOUNT             AMORTIZATION
                                       -----------------    ------------------

Goodwill with finite life             $               0    $                0
Goodwill with indefinite life                       954                   530
Core deposit                                      3,363                   958
                                       -----------------    ------------------
    TOTALS                            $           4,317    $            1,488
                                       =================    ==================

Amortization expense for the first quarter 2002 was $84. Annual estimated amortization expense for the next five years is:

2002                           $            325
2003                                        322
2004                                        322
2005                                        322
2006                                        212
                                ----------------
    TOTAL                      $          1,503
                                ================

There were no impairment losses recognized during the first quarter 2002, since the fair value of the entity acquired was greater than the book value.


Information about the impact of goodwill with an indefinite life on net income is as follows:


                                                    MARCH 31,      MARCH 31,
                                                      2002           2001
                                                --------------   -------------

Reported net income                             $        2,569   $      2,908
Add back:  goodwill amortization                             0             27
                                                 --------------   ------------
    ADJUSTED NET INCOME                         $        2,569   $      2,935
                                                 ==============   ============

Reported basic earnings per share               $         0.38   $       0.43
Add back: goodwill amortization per share                 0.00           0.00
                                                 --------------   ------------
    ADJUSTED BASIC EARNINGS PER SHARE           $         0.38   $       0.43
                                                 ==============   ============

Reported diluted earnings per share             $         0.38   $       0.42
Add back: goodwill amortization per share                 0.00           0.00
                                                 --------------   ------------
    ADJUSTED DILUTED EARNINGS PER SHARE         $         0.38   $       0.42
                                                 ==============   ============

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
        ----------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ---------------------------------------------

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

     ALL DOLLAR AMOUNTS SET FORTH BELOW, OTHER THAN PER-SHARE AMOUNTS AND PERCENTAGES, ARE IN THOUSANDS UNLESS OTHERWISE NOTED. DURING MAY 2001, THE COMPANY AFFECTED A FIVE-FOR-ONE STOCK SPLIT IN THE FORM OF A DIVIDEND. EARNINGS AND DIVIDENDS PER SHARE ARE RESTATED FOR ALL STOCK SPLITS AND DIVIDENDS.

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

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company's liquid assets include investment securities, federal funds sold and other interest-earning deposits, and cash and due from banks. Including securities pledged to collateralize municipal deposits, these assets represented 15.3% of the total liquidity base at March 31, 2002, as compared to 11.3% at December 31, 2001. The liquidity base is generally defined to include deposits, securities sold under repurchase agreements and short-term borrowed funds and other borrowings. In addition, the Company maintains lines of credit totaling $20 million with the Federal Home Loan Bank of Cincinnati ("FHLB"), of which $20 million was available at March 31, 2002. The Company also maintains federal funds lines of credit totaling $70.9 million at seven correspondent banks. The Company believes it has sufficient liquidity to satisfy its current operating needs.

     For the three months ended March 31, 2002, operating activities of the Company provided $10,157 of cash flows. Net income of $2,569 adjusted for non-cash operating activities, including $5,504 in net proceeds from loans originated for sale, $1,307 in provision for loan losses, depreciation and amortization of $422 and the $476 in cash flows provided from the net change in interest receivable and other assets, net of intangibles and accrued interest payable and other liabilities comprised the majority of the cash generated from operations.

     The Company's increase in investment securities and other interest-earning investments used $17,507 in cash flows, while the net increase in held-to-maturity loans originated, net of principal collected, used $6,002 in cash flows.

     The net increase in deposits and securities sold under repurchase agreements provided $26,564 and $2,310 in cash flows, respectively. These increases in cash flows were offset, in part, by quarterly dividends paid in the amount of $818 and by the $88 decrease in notes payable, net.

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

     Shareholders' equity on March 31, 2002 was $70,304, an increase of $1,677, or 2.44%, from $68,627 on December 31, 2001. The increase in shareholders' equity primarily reflects net income for the three months ended March 31, 2002 of $2,569 ($0.38 per share, assuming dilution). This increase was offset by quarterly dividend payments during the three months ended March 31, 2002 totaling $818 ($0.12 per share).

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

     Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of stockholders' equity, less goodwill). At March 31, 2002, the Company and the Bank each satisfied their respective minimum regulatory capital requirements, and the Bank was "well-capitalized" within the meaning of federal regulatory requirements. The capital ratios of the Bank contained within the table below do not differ materially from those of the Company.


==========================================================================
                          Capital Ratios at March 31, 2002
--------------------------------------------------------------------------
                                            Required
                                             Minimum               Bank
                                              Ratio
--------------------------------------------------------------------------
   Tier 1 risk-based capital                  4.00%                10.20%
--------------------------------------------------------------------------
    Total risk-based capital                  8.00%                11.45%
--------------------------------------------------------------------------
         Leverage Ratio                       4.00%                 8.11%
==========================================================================

CHANGES IN RESULTS OF OPERATIONS

     NET INCOME. Net income for the three months ended March 31, 2002 was $2,569, a decrease of $339, or 11.7%, as compared to net income of $2,908, respectively, for the same period in 2001. The decrease for the three months ended March 31, 2002 resulted principally from a decrease in net interest income of $446, or 4.3%, to $9,814 for the three months ended March 31, 2002 from $10,260 for the same period in 2001. This reduction primarily reflects the full effect of the significant decline in interest rates during the entire course of 2001. In addition, non-interest expense increased $500, or 7.6%, to $7,035 for the three months ended March 31, 2002 from $6,535 for the same period in 2001, with the majority of this increase occurring in other expenses and resulting primarily from non-recurring reductions in certain expenses in the first quarter of 2001, increased ATM expenses, additional legal fees and other professional services, increases in loss on sale of other repossessed assets and additional amortization expense related to intangibles recorded as a result of recent branch acquisitions. Offsetting these expense increases, in part, was an increase in non-interest income of $271, or 11.7%, to $2,587 for the three months ended March 31, 2002 from $2,316 for the same period in 2001. This increase was primarily the result of an increase in service charges, commissions and fees of $188, or 10.8%, to $1,918 for the three months ended

March 31, 2002 from $1,730 for the same period in 2001. This increase primarily reflects growth in service charges associated with the Company's checking account programs, principally as a result of increases in volume, as well as additional fees generated by the Company's mortgage banking division.

     NET INTEREST INCOME. The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of interest-earning assets and interest-bearing liabilities, which are affected in part by management's responses to changes in interest rates through asset/liability management. During the three months ended March 31, 2002, net interest income was $9,814, as compared to $10,260 for the same period in 2001, representing a decrease of $446, or 4.3%. While increases in the average balances of interest-earning assets provided a positive contribution to net interest income, a significant decline in the yield on interest-earning assets more than offset the decline in the cost of interest-bearing liabilities, resulting in an overall negative contribution to net interest income from change in rates in the three months ended March 31, 2002 as compared to the same period in 2001. This negative contribution from change in rates more than offset the positive contribution provided from the increase in the average balances of interest-earning assets. Further, the Company, which has an asset sensitive interest rate risk posture, continued its sequential quarterly decline in net interest margin due to the decrease in interest rates beginning in early 2001. This decline in net interest margin began in early 2001. If interest rates do not decline further, the Company believes its net interest margin has stabilized and will increase if interest rates begin to rise, based on the current mix of interest-earning assets and interest-bearing liabilities.

     PROVISION FOR LOAN LOSSES. During the three month period ended March 31, 2002, loan charge-offs were $1,780 and recoveries of charged-off loans were $664. The Company's provision for loan losses decreased by $132, or 9.2%, to $1,307 for the three months ended March 31, 2002 from $1,439 for the same period in 2001. Despite these lower provisions, the Company's allowance for loan losses increased by $191 to $11,412 at March 31, 2002 from $11,221 at December 31, 2001, with the ratio of the allowance for loan losses to total loans remaining essentially constant from period to period. As of March 31, 2002, indicators of credit quality, as discussed below, appear favorable compared to December 31, 2001. The ratio of allowance for loan losses to nonperforming assets was 171.17% and 112.89% at March 31, 2002 and December 31, 2001, respectively, and the ratio of nonperforming assets to total assets was .79% and 1.22% at March 31, 2002 and December 31, 2001, respectively. The ratio of nonperforming loans to total loans was .55% and .97% at March 31, 2002 and December 31, 2001, respectively.

     The Company's annualized net charge-offs for the three months ended March 31, 2002 were $4,464 compared to actual net charge-offs of $6,466 for the year ended December 31, 2001. Annualized net charge-offs in Superior Financial for the three months ended March 31, 2002 were $1,864 compared to actual net charge-offs of $2,818 for the year ended December 31, 2001. Annualized net charge-offs in the Bank for the three months ended March 31, 2002 were $1,160 compared to actual net charge-offs of $2,610 for the year ended

December 31, 2001. At this point, management is unable to predict whether these favorable trends will continue during the remainder of 2002. If such trends do not continue, net charge-offs in the Bank, Superior Financial and/or GCB Acceptance could increase.

     NON-INTEREST INCOME. Income that is not related to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important supplement to the traditional method of earning income through interest rate spreads.

     Total non-interest income for the three months ended March 31, 2002 was $2,587, as compared to $2,316 for the same period in 2001. The largest component of non-interest income, i.e., service charges, commissions and fees totaled $1,918 for the three months ended March 31, 2002, as compared to $1,730 for the same period in 2001. This increase of $188, or 10.8%, primarily reflects growth in service charges associated with the Company's checking account programs principally as a result of increases in volume, as well as additional fees generated by the Company's mortgage banking operation. Other income also increased by $83, or 14.2%, to $669 for the three months ended March 31, 2002 from $586 for the same period in 2001. Most of this increase resulted from commissions generated from annuity products and a gain on the sale of fixed assets, offset, in part, by lower revenue from insurance activities.

     NON-INTEREST EXPENSE. Control of non-interest expense also is an important aspect in enhancing income. Non-interest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total non-interest expense was $7,035 for the three months ended March 31, 2002 compared to $6,535 for the same period in 2001. The majority of this increase occurred in other expenses and resulted primarily from non-recurring reductions in certain expenses in the first quarter of 2001, increased ATM expenses, additional legal fees and other professional services, increases in loss on sale of other repossessed assets and additional amortization expense related to intangibles recorded as a result of recent branch acquisitions.

     Personnel costs are the primary element of the Company's non-interest expenses. For the three months ended March 31, 2002 and 2001, salaries and benefits represented $4,228, or 60.10%, and $4,124, or 63.11%, respectively, of total non-interest expense. This was an increase of $104, or 2.5%, for the three months ended March 31, 2002 as compared to the same period in the prior year. As the Company decreased its size to 42 branches at March 31, 2002 from 44 branches at March 31, 2001, the number of full-time equivalent employees declined 4.3% from 394 at March 31, 2001 to 377 at March 31, 2002. This decrease in employees was primarily the result of consolidating certain Superior Financial offices into other, more centrally-located branches for the purpose of achieving greater operating efficiencies as well as certain position eliminations in the Bank.

     Occupancy and furniture and equipment expense increased by $78, or 8.2%, to $1,032 for the three months ended March 31, 2002, as compared to $954 for the same period in 2001. Although the actual number of Company branches declined, increased depreciation expense associated with technology expenditures and branches placed in service during early and mid 2001, as well as higher operating costs, put upward pressure on these expenses.

     Primarily as a result of this overall increase in non-interest expense, the Company's efficiency ratio was negatively affected, as the ratio increased from 51.96% at March 31, 2001 to 56.73% at March 31, 2002. The efficiency ratio illustrates how much it cost the Company to generate revenue; for example, it cost the Company 56.73 cents to generate one dollar of revenue for the three months ended March 31, 2002.

CHANGES IN FINANCIAL CONDITION

     Total assets at March 31, 2002 were $843,097, an increase of $31,485, or 3.9%, from total assets of $811,612 at December 31, 2001. The increase in assets was primarily reflective of the $20,466 increase in federal funds sold and the $17,450 net increase in securities, offset, in part, by the $5,409 decline in loans held for sale as set forth on the Condensed Consolidated Balance Sheet.

     At March 31, 2002, loans, net of unearned income and allowance for loan losses, were $674,909 compared to $671,326 at December 31, 2001, an increase of $3,583, or .5%, from December 31, 2001. The increase in loans during the first three months of 2002 primarily reflects an increase in commercial and residential real estate loans. The somewhat small 2% annualized rate of loan increase reflects overall weaker loan demand in the Company's major markets and is attributable to the slower economy as compared to the first quarter of 2001. Non-performing loans include non-accrual loans and loans 90 or more days past due. All loans that are 90 days past due are considered non-accrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Non-accrual loans that 120 days past due without assurance of repayment are charged off against the allowance for loan losses. The Company has aggressive collection practices in which senior management is heavily involved. Nonaccrual loans and loans past due 90 days and still accruing decreased by $2,880 during the three months ended March 31, 2002 to $3,848. Management attributes this reduction in nonperforming assets to the payoff of two non-accrual commercial relationships during the quarter ended March 31, 2002. Management does not anticipate that this positive trend in non-accrual loan reductions will continue at the same pace during the remainder of 2002. At March 31, 2002, the ratio of the Company's allowance for loan losses to non-performing assets (which include non-accrual loans) was 171.17%.

     The Company maintains an investment portfolio to provide liquidity and earnings. Investments at March 31, 2002 with an amortized cost of $46,866 had a market value of $46,855. At year-end 2001, investments with an amortized cost of $29,297 had a market value of $29,407. This increase consists primarily of short-term agency securities purchased with funds obtained via the increase in deposits referenced below.

     Deposits increased $26,565, or 4.1%, to $680,478 at March 31, 2002 from $653,913 at December 31, 2001. Most of the increase in deposits was in lower costing, interest-bearing transaction accounts as opposed to higher costing certificates of deposits.

EFFECT OF NEW ACCOUNTING STANDARDS

     A new accounting standard dealing with asset retirement obligations will apply for 2003. The Company does not believe this standard will have a material affect on its financial position or results of operations.

     Effective January 1, 2002, the Company adopted a new standard on impairment and disposal of long-lived assets. The effect of this on the financial position and results of operations of the Company is not material.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company's December 31, 2001 Form 10-K. No material changes in the assumptions used or results obtained from the model have occurred since December 31, 2001.

     Actual results for the year ending December 31, 2002 will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies.

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


Date: 05/09/02              Greene County Bancshares, Inc.
     -------------          ------------------------------
                                      Registrant



Date: 05/09/02              By:  /s/ R. Stan Puckett
     -------------               -------------------------------------
                                     R. Stan Puckett
                                     President and Chief Executive Officer
                                     (Duly authorized representative)


Date: 05/09/02                   /s/ William F. Richmond
     -------------               -------------------------------------
                                     William F. Richmond
                                     Sr. Vice President and Chief Financial
                                     Officer (Principal financial and accounting
                                     officer)