Form 10-Q
period 2002-06-30
GREENE COUNTY BANCSHARES INC
filed 2002-08-09
CIK 764402

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


For Quarter ended June 30, 2002                  Commission File Number
                                                       0-14289



                         GREENE COUNTY BANCSHARES, INC.
             (Exact name of Registrant as specified in its charter)



                Tennessee                             62-1222567
---------------------------------        --------------------------------------
(State or other jurisdiction of          (IRS Employer Identification
incorporated or organization)            Number)


Main & Depot Street
Greeneville, Tennessee                                       37743
---------------------------------                    --------------------
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

                                   Yes X   No __


Indicate the number or shares outstanding of each of the Issuers classes of common stock as of the latest practicable date: 6,820,540.

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The unaudited condensed consolidated financial statements of the Registrant and its wholly owned subsidiaries are as follows:

     Condensed  Consolidated  Balance  Sheets - June 30, 2002 and  December  31,
     2001.

     Condensed Consolidated Statements of Income and Comprehensive Income - For the three and six months ended June 30, 2002 and 2001.

     Condensed Consolidated Statement of Stockholders' Equity - For the six months ended June 30, 2002.

     Condensed Consolidated Statements of Cash Flows - For the six months ended June 30, 2002 and 2001.

     Notes to Condensed Consolidated Financial Statements.

                         GREENE COUNTY BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                           (UNAUDITED)
                                                            JUNE 30,     DECEMBER 31,
                                                              2002          2001*
                                                           -----------   ------------
                                     ASSETS
                                     ------
Cash and due from banks                                     $  24,647    $  22,432

Federal funds sold                                                  0       25,621

Interest bearing deposits in other banks                            0        1,100

Securities available-for-sale ("AFS")                          38,691       28,567

Securities held-to-maturity (with a market value of $528
  on June 30, 2002 and $840 on December 31, 2001)                 523          833

FHLB and Bankers Bank stock, at cost                            4,639        4,538

Loans held for sale                                             3,106        7,945

Loans                                                         719,864      682,547

  Less: allowance for loan losses                             (11,695)     (11,221)
                                                            ---------    ---------

  NET LOANS                                                   708,169      671,326
                                                            ---------    ---------

Bank premises and equipment, net of
    accumulated depreciation                                   25,594       25,611

Other assets                                                   23,512       23,639
                                                            ---------    ---------
     TOTAL ASSETS                                           $ 828,881    $ 811,612
                                                            =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Deposits                                                    $ 648,865    $ 653,913
Federal funds purchased and repurchase agreements              29,966       10,375
Notes payable                                                  67,801       67,978
Accrued interest payable and other liabilities                  9,931       10,719
                                                            ---------    ---------
    TOTAL LIABILITIES                                         756,563      742,985
                                                            ---------    ---------

                              SHAREHOLDERS' EQUITY
                              --------------------

Common Stock: par value $2, 15,000,000 shares authorized;
    6,818,890 shares issued and outstanding at
    June 30, 2002 and December 31, 2001                        13,638       13,638
Paid in Capital                                                 4,854        4,854
Retained Earnings                                              53,670       50,071
Accumulated Other Comprehensive Income (Loss)                     156           64
                                                            ---------    ---------
    TOTAL SHAREHOLDERS' EQUITY                                 72,318       68,627
                                                            ---------    ---------
    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                $ 828,881    $ 811,612
                                                            =========    =========

* Condensed from Audited Financial Statements.
See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30,                         JUNE 30,
                                                        --------------------------     --------------------------
                                                            2002           2001            2002           2001
                                                        -----------    -----------     -----------     ----------

INTEREST INCOME:
----------------
  Interest and Fees on Loans                           $     14,403    $    16,706     $    28,693     $   34,190
  Interest on Investment Securities                             440            389             823            858
  Interest on Federal Funds Sold and Interest-Earning
    Deposits                                                    123             55             372            284
                                                        ------------    -----------     -----------     ----------
                                 TOTAL INTEREST INCOME       14,966         17,150          29,888         35,332
                                                        ------------    -----------     -----------     ----------

INTEREST EXPENSE:
-----------------
  Interest on Deposits                                        3,790          6,360           8,001         13,441
  Interest on Borrowings                                        814            996           1,711          1,837
                                                        ------------    -----------     -----------     ----------
                                TOTAL INTEREST EXPENSE        4,604          7,356           9,712         15,278
                                                        ------------    -----------     -----------     ----------

                                   NET INTEREST INCOME       10,362          9,794          20,176         20,054

Provision for Loan Losses                                     1,369          1,168           2,676          2,607
                                                        ------------    -----------     -----------     ----------

     NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                              8,993          8,626          17,500         17,447
                                                        ------------    -----------     -----------     ----------

NONINTEREST INCOME:
-------------------
  Service Charges, Commissions and Fees                       1,950          1,991           3,868          3,721
  Other Income                                                  622            400           1,291            986
                                                        ------------    -----------     ------------    ----------
                              TOTAL NONINTEREST INCOME        2,572          2,391           5,159          4,707
                                                        ------------    -----------     -----------     ----------
NONINTEREST EXPENSE:
--------------------
  Salaries and Benefits                                       4,312          4,200           8,540          8,324
  Occupancy and Furniture and Equipment Expense               1,001            980           2,033          1,934
  Other Expenses                                              1,960          1,772           3,735          3,229
                                                        ------------    -----------     -----------     ----------
                             TOTAL NONINTEREST EXPENSE        7,273          6,952          14,308         13,487
                                                        ------------    -----------     -----------     ----------

     INCOME BEFORE INCOME TAXES                               4,292          4,065           8,351          8,667

Income Taxes                                                  1,625          1,624           3,115          3,318
                                                        ------------    -----------     -----------     ----------

    NET INCOME                                         $      2,667    $     2,441     $     5,236     $    5,349
                                                        ============    ===========     ===========     ==========

    COMPREHENSIVE INCOME                               $      2,833    $     2,379     $     5,328     $    5,353
                                                        ============    ===========     ===========     ==========

PER SHARE OF COMMON STOCK:
--------------------------
  Basic Earnings                                              $0.39          $0.36           $0.77          $0.79
                                                              ======         ======          ======         =====
  Diluted Earnings                                            $0.39          $0.36           $0.77          $0.78
                                                              ======         ======          ======         =====
  Dividends                                                   $0.12          $0.12           $0.24          $0.24
                                                              ======         ======          ======         =====

See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                              ACCUMULATED
                                                                                 OTHER
                                                                              COMPREHENSIVE
                                  COMMON         PAID IN       RETAINED         INCOME
                                   STOCK         CAPITAL       EARNINGS         (LOSS)          TOTAL
                                   -----         -------       --------         ------          -----
JANUARY 1, 2002                  $ 13,638       $  4,854       $ 50,071        $     64       $ 68,627

  Net income                            -              -          5,236               -          5,236

  Change in unrealized gain on
    AFS securities, net of tax          -              -              -              92             92
                                                                                              --------
     Comprehensive income                                                                        5,328

  Dividends paid                        -              -         (1,637)              -         (1,637)
                                 --------       --------       --------        --------       --------
JUNE 30, 2002                    $ 13,638       $  4,854       $ 53,670        $    156       $ 72,318
                                 ========       ========       ========        ========       ========

See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                  JUNE 30,    JUNE 30,
                                                                                    2002       2001
                                                                                 ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Net Income                                                                     $  5,236    $  5,349
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Provision for loan losses                                                     2,676       2,607
      Depreciation and amortization                                                   954         776
      Amortization of premiums on securities, net of accretion                        (24)         78
      FHLB stock dividends                                                           (101)       (149)
      Loans originated for sale                                                   (23,184)    (36,944)
      Proceeds from loans originated for sale                                      28,222      32,944
      Net realized (gain) on sale of loans originated for sale                       (199)       (168)
      Loss on other real estate owned                                                  75          64
      Net Changes:
       Accrued interest receivable and other assets, net of intangibles              (372)      2,250
       Accrued interest payable and other liabilities                                (789)     (2,391)
                                                                                 --------    --------
                                       NET CASH PROVIDED BY OPERATING ACTIVITIES   12,494       4,416
                                                                                 --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in interest-bearing deposits with banks                                  1,100           0
  Net (increase) decrease in securities and other interest-earning investments     (9,639)     32,630
  Net originations of loans held-to-maturity                                      (41,868)    (17,592)
  Improvements in other real estate owned and proceeds from
    sales of other real estate owned, net                                           2,447       2,058
  Fixed asset additions and proceeds from sales of fixed assets, net                 (669)     (2,197)
                                                                                 --------    --------
                                NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES  (48,629)     14,899
                                                                                 --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                              (5,048)    (35,772)
  Increase in federal funds purchased                                              21,165           0
  Increase (decrease) in securities sold under repurchase agreements               (1,574)      1,459
  (Decrease) increase in notes payable, net                                          (177)      8,833
  Cash dividends paid                                                              (1,637)     (1,637)
                                                                                 --------    --------
                                NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES   12,729     (27,117)
                                                                                 --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         (23,406)     (7,802)
                                                                                 --------    --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   48,053      32,168
                                                                                 --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 24,647    $ 24,366
                                                                                 ========    ========

See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


1-PRINCIPLES OF CONSOLIDATION
-----------------------------

The accompanying unaudited condensed consolidated financial statements of Greene County Bancshares, Inc. (the "Company") and its wholly owned subsidiary, Greene County Bank (the "Bank"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain amounts from prior period financial statements have been reclassified to conform to the current year's presentation.

2-ALLOWANCE FOR LOAN LOSSES
---------------------------

Transactions in the Allowance for Loan Losses for the six months ended June 30, 2002 and twelve months ended December 31, 2001 were as follows:

                                                  JUNE 30,      DECEMBER 31,
                                                    2002           2001
                                                 -----------   -------------
                                                       (IN THOUSANDS)

Balance at beginning of year                     $   11,221    $  11,728
Add (Deduct):
  Charge-offs                                        (3,240)      (7,830)
  Recoveries                                          1,038        1,364
  Provisions                                          2,676        5,959
                                                  ------------  -----------
ENDING BALANCE                                   $   11,695    $  11,221
                                                  ============  ===========


                                                   JUNE 30,     DECEMBER 31,
                                                     2002          2001
                                                 -----------   -------------
                                                       (IN THOUSANDS)

Loans past due 90 days still on accrual          $      326    $      871
Nonaccrual Loans                                      6,516         5,857
                                                  ------------  -----------
TOTAL                                            $    6,842    $    6,728
                                                  ============  ===========

3-EARNINGS PER SHARE OF COMMON STOCK
------------------------------------

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Stock options are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the three and six month periods ending June 30, 2002, 155,935 options are excluded from the effect of dilutive securities because they are anti-dilutive. 72,190 options are similarly excluded from the effect of dilutive securities for the three months ended June 30, 2001.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2002 and 2001:

                                                  (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                                                THREE MONTHS ENDED JUNE 30,
                                  -----------------------------------------------------------------------------------
                                                2002                                             2001
                                  ----------------------------------------      -------------------------------------
                                       INCOME              SHARES                      INCOME            SHARES
                                     (NUMERATOR)       (DENOMINATOR)                 (NUMERATOR)     (DENOMINATOR)
BASIC EPS
Income available to
  common shareholders                  $2,667            6,818,890                     $2,441          6,818,890

EFFECT OF DILUTIVE SECURITIES
Stock options outstanding                 -                16,019                         -              39,976
                                  -----------------------------------------------------------------------------------

DILUTED EPS
Income available to common
  shareholders plus assumed
  conversions                          $2,667            6,834,909                     $2,441          6,858,866
                                  ===================================================================================


                                                  (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                                                 SIX MONTHS ENDED JUNE 30,
                                  -----------------------------------------------------------------------------------
                                                 2002                                            2001
                                  ----------------------------------------      -------------------------------------
                                       INCOME              SHARES                      INCOME            SHARES
                                     (NUMERATOR)       (DENOMINATOR)                 (NUMERATOR)     (DENOMINATOR)

BASIC EPS
Income available to
  common shareholders                  $5,236            6,818,890                     $5,349          6,818,890

EFFECT OF DILUTIVE SECURITIES
Stock options outstanding                 -                16,019                         -              39,772
                                  -----------------------------------------------------------------------------------

DILUTED EPS
Income available to common
  shareholders plus assumed
  conversions                          $5,236            6,834,909                     $5,349          6,858,662
                                  ===================================================================================

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

             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA) SEGMENT INFORMATION:
--------------------

THREE MONTHS ENDED JUNE 30, 2002      BANK         OTHER        TOTAL
--------------------------------   ----------   ----------   ----------
Net interest income                $   8,738    $   1,624    $  10,362
Provision for loan losses                215        1,154        1,369
Noninterest income                     2,230          342        2,572
Noninterest expense                    6,097        1,176        7,273
Income tax expense                     1,760         (135)       1,625
                                   ---------    ---------    ---------
SEGMENT PROFIT                     $   2,896    $    (229)   $   2,667
                                   =========    =========    =========
SEGMENT ASSETS AT JUNE 30, 2002    $ 791,287    $  37,594    $ 828,881
                                   =========    =========    =========

THREE MONTHS ENDED JUNE 30, 2001      BANK         OTHER        TOTAL
--------------------------------   ----------   ----------   ----------
Net interest income                $   8,369    $   1,425    $   9,794
Provision for loan losses                (53)       1,221        1,168
Noninterest income                     1,973          418        2,391
Noninterest expense                    5,724        1,228        6,952
Income tax expense                     1,806         (182)       1,624
                                   ---------    ---------    ---------
SEGMENT PROFIT                     $   2,865    $    (424)   $   2,441
                                   =========    =========    =========
SEGMENT ASSETS AT JUNE 30, 2001    $ 725,123    $  39,839    $ 764,962
                                   =========    =========    =========

SIX MONTHS ENDED JUNE 30, 2002        BANK        OTHER         TOTAL
--------------------------------   ----------   ----------   ----------
Net interest income                $  16,862    $   3,314    $  20,176
Provision for loan losses                633        2,043        2,676
Noninterest income                     4,435          724        5,159
Noninterest expense                   12,046        2,262       14,308
Income tax expense                     3,275         (160)       3,115
                                   ---------    ---------    ---------
SEGMENT PROFIT                     $   5,343    $    (107)   $   5,236
                                   =========    =========    =========
SEGMENT ASSETS AT JUNE 30, 2002    $ 791,287    $  37,594    $ 828,881
                                   =========    =========    =========

SIX MONTHS ENDED JUNE 30, 2001        BANK         OTHER       TOTAL
--------------------------------   ----------   ----------   ----------
Net interest income                $  17,027    $   3,027    $  20,054
Provision for loan losses               (140)       2,747        2,607
Noninterest income                     3,618        1,089        4,707
Noninterest expense                   11,074        2,413       13,487
Income tax expense                     3,751         (433)       3,318
                                   ---------    ---------    ---------
SEGMENT PROFIT                     $   5,960    $    (611)   $   5,349
                                   =========    =========    =========
SEGMENT ASSETS AT JUNE 30, 2001    $ 725,123    $  39,839    $ 764,962
                                   =========    =========    =========

5-INTANGIBLE ASSETS
-------------------

Core deposit intangible of $2,325, net of amortization, is being amortized over ten years. Related amortization expenses for the three and six months ended June 30, 2002 was $80 and $164, respectively. Annual estimated amortization expense for the next five years is:

2002                           $                325
2003                                            322
2004                                            322
2005                                            322
2006                                            212
                                   -----------------
    TOTAL                      $              1,503
                                   =================

Non-amortizable goodwill of $424 is periodically evaluated for impairment. There were no impairment losses recognized during the second quarter of 2002.

Information about the impact on net income of non-amortizable goodwill is as follows:

                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,
                                                     ------------------------          ------------------------
                                                       2002          2001                2002           2001
                                                     ---------     ----------          ---------      ---------
Reported net income                               $     2,667   $      2,441        $     5,236    $     5,349
Add back:  goodwill amortization                            0             26                  0             53
                                                     ---------     ----------          ---------      ---------
    ADJUSTED NET INCOME                           $     2,667   $      2,467        $     5,236    $     5,402
                                                     =========     ==========          =========      =========

Reported basic earnings per share                 $      0.39   $       0.36        $      0.77    $      0.79
Add back: goodwill amortization per share                0.00           0.00               0.00           0.00
                                                     ---------     ----------          ---------      ---------
    ADJUSTED BASIC EARNINGS PER SHARE             $      0.39   $       0.36        $      0.77    $      0.79
                                                     =========     ==========          =========      =========

Reported diluted earnings per share               $      0.39   $       0.36        $      0.77    $      0.78
Add back: goodwill amortization per share                0.00           0.00               0.00           0.00
                                                     ---------     ----------          ---------      ---------
    ADJUSTED DILUTED EARNINGS PER SHARE           $      0.39   $       0.36        $      0.77    $      0.78
                                                     =========     ==========          =========      =========

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

     ALL DOLLAR AMOUNTS SET FORTH BELOW, OTHER THAN PER-SHARE AMOUNTS AND PERCENTAGES, ARE IN THOUSANDS UNLESS OTHERWISE NOTED. DURING MAY 2001, THE COMPANY EFFECTED A FIVE-FOR-ONE STOCK SPLIT IN THE FORM OF A DIVIDEND. EARNINGS AND DIVIDENDS PER SHARE ARE RESTATED FOR ALL STOCK SPLITS AND DIVIDENDS.

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

NASDAQ LISTING

     On July 19, 2002, the Company announced its intent to make application to list its common shares on the NASDAQ National Market System during the third quarter of 2002. The Company expects this listing will provide greater liquidity and marketability to the trading of its common shares and, accordingly, will facilitate its growth strategy which includes acquisitions of other institutions, selected branch acquisitions, de novo branching and internal growth.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company's liquid assets include investment securities, federal funds sold and other interest-earning deposits, and cash and due from banks. Including securities pledged to collateralize municipal deposits, these assets represented 9.2% of the total liquidity base at June 30, 2002, as compared to 11.3% at December 31, 2001. The liquidity base is generally defined to include deposits, securities sold under repurchase agreements and short-term borrowed funds and other borrowings. In addition, the Company maintains lines of credit totaling $40 million with the Federal Home Loan Bank of Cincinnati ("FHLB"), of which $14 million was available at June 30, 2002. The Company also maintains federal funds lines of credit totaling $70.9 million at seven correspondent banks of which $49.8 was available at June 30, 2002. The Company believes it has sufficient liquidity to satisfy its current operating needs.

     For the six months ended June 30, 2002, operating activities of the Company provided $12,494 of cash flows. Net income of $5,236 adjusted for non-cash operating activities, including $5,038 in net proceeds from loans originated for sale, $2,676 in provision for loan losses and depreciation and amortization, including premium amortization on securities, net of accretion of $930, comprised the majority of the cash generated from operations. These increases in cash flows were offset, in part, by the $1,161 in cash flows used from the net change in interest receivable and other assets, net of intangibles and accrued interest payable and other liabilities.

     The Company's increase in investment securities and other interest-earning investments used $9,639 in cash flows, while the net increase in held-to-maturity loans originated, net of principal collected, used $41,868 in cash flows.

     The  net  decrease  in  deposits  and  securities  sold  under   repurchase
agreements used $5,048 and $1,574 in cash flows, respectively. Quarterly dividends paid in the amount of $1,637 and the $177 decrease in notes payable, net further added to the reductions in cash flows. These reductions in cash flows were more than offset by the increase in federal funds purchased of $21,165.

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

     Shareholders' equity on June 30, 2002 was $72,318, an increase of $3,691, or 5.38%, from $68,627 on December 31, 2001. The increase in shareholders' equity primarily reflects net income for the six months ended June 30, 2002 of $5,236 ($0.77 per share, assuming dilution). This increase was offset by quarterly dividend payments during the six months ended June 30, 2002 totaling $1,637 ($0.24 per share).

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

     Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of stockholders' equity, less goodwill). At June 30, 2002, the Company and the Bank each satisfied their respective minimum regulatory capital requirements, and the Bank was "well-capitalized" within the meaning of federal regulatory requirements. The capital ratios of the Bank contained within the table below do not differ materially from those of the Company.


================================================================================
                         Capital Ratios at June 30, 2002
--------------------------------------------------------------------------------
                                           Required
                                           Minimum                    Bank
                                            Ratio
--------------------------------------------------------------------------------
   Tier 1 risk-based capital                4.00%                     10.08%
--------------------------------------------------------------------------------
    Total risk-based capital                8.00%                     11.33%
--------------------------------------------------------------------------------
         Leverage Ratio                     4.00%                      8.57%
================================================================================

CHANGES IN RESULTS OF OPERATIONS

     NET INCOME. Net income for the three months ended June 30, 2002 was $2,667 as compared to $2,441 for the same period in 2001. This increase of $226, or 9.3%, resulted primarily from a $568, or 5.8%, increase in net interest income from $9,794 for the three months ended June 30, 2001 to $10,362 for the same period of 2002. This increase resulted principally from an increase in average balances of interest-earning assets and a decline in average balances of interest-bearing liabilities. The $226 increase in net income also reflected a $222, or 55.5%, increase in other income from $400 for the three months ended June 30, 2001 to $622 for the same period of 2002. This increase resulted primarily from additional fees associated with the Company's third-party annuity sales program. Offsetting these increases, in part, was a $321, or 4.6%, increase in total noninterest expense from $6,952 for the three months ended June 30, 2001 to $7,273 for the same period of 2002. All three categories of noninterest expense increased, reflecting additional branches and employees compared to the same period of the prior year. Finally, the Company's provision for loan losses increased $201, or 17.2%, to $1,369 for the three months ended June 30, 2002 from $1,168 for the same period of 2001, reflecting primarily additional provisions in the Bank due to increases in average loan balances.

     Net income for the six months ended June 30, 2002 was $5,236 as compared to $5,349 for the same period in 2001. This decrease of $113, or 2.1%, is primarily reflective of an increase in total noninterest expense of $821, or 6.1%, to $14,308 for the six months ended June 30, 2002 from $13,487 for the same period in the prior year. All components of total noninterest expense increased for the six months ended June 30, 2002 as compared to the same period of 2001, primarily for the same reasons as set forth above with respect to the three months ended June 30, 2002. In addition, the Company incurred additional amortization of intangibles associated with recent branch acquisitions and had a non-recurring reduction in other operating expenses in the second half of 2001, both of which increased other expenses for the six months ended June 30, 2002 as compared to the same period of 2001.

     NET INTEREST INCOME. The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of interest-earning assets and interest-bearing liabilities, which are affected in part by management's responses to changes in interest rates through asset/liability management. During the three and six months ended June 30, 2002, net interest income was $10,362 and $20,176, respectively, as compared to $9,794 and $20,054, respectively, for the same periods in 2001, representing an increase of 5.8% and .6%, respectively. With respect to the three months ended June 30, 2002, most of the increase in net interest income resulted from an increase in average balances of interest-earning assets and a decline in average balances of interest-bearing liabilities, with the decline in yield on average balances of interest-earning assets more than offsetting the decline in cost of average balances of interest-bearing liabilities. As a result, the Company's net interest margin declined slightly in the three months ended June 30, 2002 as compared to the same period in 2001, reflecting the Company's slightly asset-sensitive interest rate risk position in a declining interest rate environment. However, the Company's net interest margin did increase sequentially from the quarter ended March 31, 2002, primarily due to the cost decline of interest-bearing liabilities in the low rate environment, and marks the end of a trend which existed throughout 2001 and into the first quarter of 2002. The Company believes its net interest margin has stabilized and will continue in an upward trend if interest rates begin to rise, based on the current mix of interest-earning assets and interest-bearing liabilities.

     As to the six months ended June 30, 2002, the slight increase in net interest income, as compared to the same period in the prior year, primarily reflected an increase and decrease in volume of interest-earning assets and interest-bearing liabilities, respectively, offset by rate declines on interest-earning assets which exceeded such declines on interest-bearing liabilities.

     PROVISION FOR LOAN LOSSES. During the three and six month periods ended June 30, 2002, loan charge-offs were $1,459 and $3,240, respectively, and recoveries of charged-off loans were $374 and $1,038, respectively. The Company's provision for loan losses increased by $201, or 17.2%, and $69, or 2.6%, to $1,369 and $2,676 for the three and six months ended June 30, 2002, as compared to $1,168 and $2,607 for the same periods in 2001. In accordance with this trend, the Company's allowance for loan losses increased by $474 to $11,695 at June 30, 2002 from $11,221 at December 31, 2001, with the ratio of the allowance for loan losses to total loans remaining essentially constant from period to period. As of June 30, 2002, indicators of credit quality, as discussed below, appear favorable compared to December 31, 2001. The ratio of allowance for loan losses to nonperforming assets was 118.37% and 112.89% at
June 30, 2002 and December 31, 2001, respectively, and the ratio of nonperforming assets to total assets was 1.19% and 1.22% at June 30, 2002 and December 31, 2001, respectively. The ratio of nonperforming loans to total loans, excluding loans held for sale, was .95% and .98% at June 30, 2002 and December 31, 2001, respectively.

     The Company's annualized net charge-offs for the six months ended June 30, 2002 were $4,404 compared to actual net charge-offs of $6,466 for the year ended December 31, 2001. Annualized net charge-offs in Superior Financial for the six months ended June 30, 2002 were $1,990 compared to actual net charge-offs of $2,818 for the year ended December 31, 2001. Annualized net charge-offs in the Bank for the six months ended June 30, 2002 were $1,132 compared to actual net charge-offs of $2,610 for the year ended December 31, 2001. Annualized net charge-offs in GCB Acceptance for the six months ended June 30, 2002 were $1,282 compared to actual net charge-offs of $1,038 for the year ended December 31, 2001. At this point, management is unable to predict whether these overall favorable trends will continue during the remainder of 2002. If such trends do not continue, net charge-offs in the Bank, Superior Financial and/or GCB Acceptance could increase.

     NON-INTEREST INCOME. Income that is not related to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important supplement to the traditional method of earning income through interest rate spreads.

     Total non-interest income for the three and six months ended June 30, 2002 was $2,572 and $5,159, as compared to $2,391 and $4,707 for the same period in 2001. Service charges, commissions and fees remain the largest component of total non-interest income and decreased only slightly from $1,991 for the three months ended June 30, 2001 to $1,950 for the same period in 2002. However, other income increased $222, or 55.5%, from $400 for the three months ended June 30, 2001 to $622 for the same period of 2002. This increase resulted primarily from additional fees associated with the Company's third-party annuity sales program.

     Service charges, commissions and fees increased $147, or 4.0%, to $3,868 for the six months ended June 30, 2002 from $3,721 for the same period in 2001. This increase primarily reflects growth in service charges associated with the Company's checking account programs principally as a result of increases in volume. Other income increased by $305, or 30.9%, to $1,291 for the six months ended June 30, 2002 from $986 for the same period in 2001. Most of this increase resulted from commissions generated from the sale of annuity products and gains on sales of fixed assets, offset, in part, by lower revenue from insurance activities.

     NON-INTEREST EXPENSE. Control of non-interest expense also is an important aspect in enhancing income. Non-interest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total non-interest expense was $7,273 and $14,308 for the three and six months ended June 30, 2002 compared to $6,952 and $13,487 for the same periods in 2001. The $321, or 4.6%, increase in total non-interest expense for the three months ended June 30, 2002 compared to the same period of 2001 resulted from increases in all three categories of noninterest expense and primarily reflected additional branches and employees compared to the same period of the prior year. The $821, or 6.1%, increase in total non-interest expense to $14,308 for the six months ended June 30, 2002 from $13,487 for the same period in the prior year again reflected increases in all components of total noninterest expense, primarily for the same reasons as set forth above with respect to the three months ended June 30, 2002. In addition, the Company incurred additional amortization of intangibles associated with recent branch acquisitions and had an non-recurring reduction in other operating expenses in the second half of 2001, both of which increased other expenses for the six months ended June 30, 2002 as compared to the same period of 2001.

     Personnel costs are the primary element of the Company's non-interest expenses. For the three and nine months ended June 30, 2002, salaries and benefits represented $4,312, or 59.3%, and $8,540, or 59.7%, respectively, of total non-interest expense. This was an increase of $112, or 2.7%, and $216, or 2.7%, over the $4,200 and $8,324 for the three and six months, respectively, ended June 30, 2001. As the Company increased its size to 41 branches at June 30, 2002 from 39 branches at June 30, 2001, the number of full-time equivalent employees increased 7.3% from 358 at June 30, 2001 to 384 at June 30, 2002.

     Primarily as a result of this overall increase in non-interest expense, the Company's efficiency ratio was negatively affected, as the ratio increased from 54.47% at June 30, 2001 to 56.48% at June 30, 2002. The efficiency ratio illustrates how much it cost the Company to generate revenue; for example, it cost the Company 56.48 cents to generate one dollar of revenue for the six months ended June 30, 2002.

CHANGES IN FINANCIAL CONDITION

     Total assets at June 30, 2002 were $828,881, an increase of $17,269, or 2.1%, from total assets of $811,612 at December 31, 2001. The increase in assets was primarily reflective of the $36,843 increase in net loans, excluding loans held for sale, and the $9,915 net increase in securities, as set forth on the Condensed Consolidated Balance Sheet, which were funded, in part, by the $25,621 and $1,100 decline in federal funds sold and interest bearing deposits in other banks, respectively. The remaining funding for this increase in assets came primarily from the $19,591 increase in federal funds purchased and repurchase agreements, as deposits actually declined $5,048, or .8%, to $648,865 at June 30, 2002 from $653,913 at December 31, 2001. The deposit decline consisted primarily of decreases in higher costing certificates of deposits and money market and savings accounts, offset, in part, by increases in lower costing transaction accounts.

     At June 30, 2002, loans, net of unearned income and allowance for loan losses, were $708,169 compared to $671,326 at December 31, 2001, an increase of $36,843, or 5.5%, from December 31, 2001. The increase in loans during the first six months of 2002 primarily reflects an increase in commercial real estate loans and residential real estate loans. While management believes that this annualized loan growth rate of 11% is attainable for 2002, it is highly dependent upon current national events including, but not limited to, terrorism threats and financial market turmoil, and the attendant effects on the national, regional and local economies. Non-performing loans include non-accrual loans and loans 90 or more days past due. All loans that are 90 days past due are considered non-accrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Non-accrual loans that 120 days past due without assurance of repayment are charged off against the allowance for loan losses. The Company has aggressive collection practices in which senior management is heavily involved. While the favorable trend in nonaccrual loans and loans past due 90 days and still accruing which existed at March 31, 2002 proved to be expectedly unsustainable, such loans only increased by $114, or 1.7%, during the six months ended June 30, 2002 to $6,842 with the mix among loan classifications substantially unchanged from December 31, 2001. Management believes that this level of nonaccrual loans and loans past due 90 days and still accruing has stabilized and will not increase significantly. However, the condition of the regional and local economies can materially affect the level of these nonperforming loans and such level could increase if economic conditions worsen. At June 30, 2002, the ratio of the Company's allowance for loan losses to non-performing assets (which include non-accrual loans) was 118.37%.

     The Company maintains an investment portfolio to provide liquidity and earnings. Investments at June 30, 2002 with an amortized cost of $38,961 had a market value of $39,219. At year-end 2001, investments with an amortized cost of $29,297 had a market value of $29,407. This increase consists primarily of short-term agency securities.

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

          (a) The Annual Meeting of Shareholders of the Company was held on April 24, 2002.

          (b)   Not Applicable

          (c) The following proposals were considered by shareholders at the Annual Meeting:

         Proposal  1 - Election  of  Directors
         -------------------------------------
         The following directors were re-elected:

                                                 Votes
                             ------------------------------------------------
                                                                    Broker
                                For         Against     Abstain    Non-Votes
                             ---------      -------     -------    ---------
          Bruce Campbell     4,481,156         0         9,790        0
          Jerald K. Jaynes   4,480,256         0        10,690        0
          R. Stan Puckett    4,484,126         0         6,820        0

         Proposal 2 - Amendment to the Company's Amended and Restated Charter to
         -----------------------------------------------------------------------
         decrease the par value of the Common Stock to $2.00 per share.
         --------------------------------------------------------------

                                                  Votes
                             ------------------------------------------------
                                                                    Broker
                                For         Against     Abstain    Non-Votes
                             ---------      -------     -------    ---------
                             4,153,216      199,670     138,060        0


Item 5.   Other Information

          None.


Item 6.   Exhibits and Reports on Form 8-K

          (a)Exhibits

          None


          (b)Reports on Form 8-K

          The Company filed a Form 8-K on June 21, 2002 for the purpose of reporting that Kent Vaught had been named as President, Chief Operating Officer and Director of both the Company and its wholly owned subsidiary, Greene County Bank, a Tennessee state-chartered bank. No financial statements were filed with the Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           Greene County Bancshares, Inc.
                           ------------------------------
                                    Registrant



Date: 08/09/02             By:  /s/ R. Stan Puckett
     -------------             -------------------------------------------------
                                    R. Stan Puckett
                                    Chairman and Chief Executive Officer
                                    (Duly authorized representative)


Date: 08/09/02              /s/     William F. Richmond
     -------------         -----------------------------------------------------
                                    William F. Richmond
                                    Sr. Vice President and Chief Financial
                                    Officer (Principal financial and accounting
                                    officer)