Form 10-Q
period 2002-09-30
GREENE COUNTY BANCSHARES INC
filed 2002-11-13
CIK 764402

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


For Quarter ended September 30, 2002                    Commission File Number
                                                                0-14289



                         GREENE COUNTY BANCSHARES, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)



          Tennessee                                         62-1222567
---------------------------------                   ----------------------------
(State or other jurisdiction of                     (IRS Employer Identification
incorporated or organization)                       Number)


Main & Depot Street
Greeneville, Tennessee                                        37743
---------------------------------                   ----------------------------
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

     Condensed Consolidated Balance Sheets - September 30, 2002 and December 31, 2001.

     Condensed Consolidated Statements of Income and Comprehensive Income - For the three and nine months ended September 30, 2002 and 2001.

     Condensed Consolidated Statement of Shareholders' Equity - For the nine months ended September 30, 2002.

     Condensed Consolidated Statements of Cash Flows - For the nine months ended September 30, 2002 and 2001.

     Notes to Condensed Consolidated Financial Statements.

                         GREENE COUNTY BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                               SEPTEMBER 30,              DECEMBER 31,
                                                                                   2002                      2001*
                                                                              ----------------           ---------------
                                                                                (UNAUDITED)
                                         ASSETS
                                         ------

    Cash and due from banks                                                 $          25,520         $          22,432

    Federal funds sold                                                                      0                    25,621

    Interest bearing deposits in other banks                                                0                     1,100

    Securities available-for-sale ("AFS")                                              34,090                    28,567
    Securities held-to-maturity (market value of $456
      on September 30, 2002 and $840 on December 31, 2001).                               448                       833

    FHLB and Bankers Bank stock, at cost                                                4,693                     4,538

    Loans held for sale                                                                 3,700                     7,945

    Loans                                                                             728,204                   682,547

      Less: allowance for loan losses                                                 (11,880)                  (11,221)
                                                                              ----------------           ---------------

      Net Loans                                                                       716,324                   671,326
                                                                              ----------------           ---------------

    Bank premises and equipment, net                                                   25,779                    25,611

    Other assets                                                                       24,315                    23,639
                                                                              ----------------           ---------------

         TOTAL ASSETS                                                       $         834,869         $         811,612
                                                                              ================           ===============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------

    Deposits                                                                $         665,050         $         653,913
    Federal funds purchased and repurchase agreements                                  16,267                    10,375
    Notes payable                                                                      67,429                    67,978
    Accrued interest payable and other liabilities                                     11,780                    10,719
                                                                              ----------------           ---------------

        TOTAL LIABILITIES                                                             760,526                   742,985
                                                                              ----------------           ---------------

                                  SHAREHOLDERS' EQUITY
                                  --------------------

    Common stock: par value $2; 15,000,000 shares authorized;
        6,820,540 and 6,818,890 shares issued and outstanding at
        September 30, 2002 and December 31, 2001                                       13,641                    13,638
    Paid in capital                                                                     4,870                     4,854
    Retained earnings                                                                  55,657                    50,071
    Accumulated other comprehensive income (loss)                                         175                        64
                                                                              ----------------           ---------------

        TOTAL SHAREHOLDERS' EQUITY                                                     74,343                    68,627
                                                                              ----------------           ---------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $         834,869         $         811,612
                                                                              ================           ===============

* Condensed from Audited Financial Statements.
See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                             -----------------------    ---------------------------
                                                               2002          2001           2002          2001
                                                             --------     ----------    ----------     ------------
                                                                   (UNAUDITED)                  (UNAUDITED)
                                                             -----------------------    ---------------------------

    INTEREST INCOME:
      Interest and fees on loans                           $   14,757    $    16,352     $    43,450    $    50,542
      Interest on investment securities                           364            277           1,187          1,135
      Interest on federal funds sold and interest-earning
        deposits                                                   53            154             425            438
                                                            ----------    -----------     -----------    -----------
                                     TOTAL INTEREST INCOME     15,174         16,783          45,062         52,115
                                                            ----------    -----------     -----------    -----------

    INTEREST EXPENSE:
      Interest on deposits                                      3,600          6,065          11,601         19,506
      Interest on borrowings                                      906            991           2,617          2,828
                                                                          -----------     -----------    -----------
                                                            ----------
                                    TOTAL INTEREST EXPENSE      4,506          7,056          14,218         22,334
                                                            ----------    -----------     -----------    -----------

                                       NET INTEREST INCOME     10,668          9,727          30,844         29,781

    Provision for loan losses                                   1,354          1,493           4,030          4,100
                                                                          -----------     -----------    -----------
                                                            ----------

         NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES                            9,314          8,234          26,814         25,681
                                                            ----------    -----------     -----------    -----------

    NONINTEREST INCOME:
      Service charges, commissions and fees                     2,079          1,872           5,947          5,593
      Other income                                                457            494           1,748          1,480
                                                            ----------    -----------     -----------    -----------
                                  TOTAL NONINTEREST INCOME      2,536          2,366           7,695          7,073
                                                            ----------    -----------     -----------    -----------
    NONINTEREST EXPENSE:
      Salaries and benefits                                     4,326          3,999          12,866         12,323
      Occupancy and furniture and equipment expense               968            992           3,001          2,926
      Other expenses                                            1,974          1,931           5,709          5,160
                                                                          -----------     -----------    -----------
                                                            ----------
                                 TOTAL NONINTEREST EXPENSE      7,268          6,922          21,576         20,409
                                                            ----------    -----------     -----------    -----------

         INCOME BEFORE INCOME TAXES                             4,582          3,678          12,933         12,345

    Income taxes                                                1,777          1,343           4,892          4,661
                                                            ----------    -----------     -----------    -----------

        NET INCOME                                         $    2,805    $     2,335     $     8,041    $     7,684
                                                            ==========    ===========     ===========    ===========

        COMPREHENSIVE INCOME                               $    2,824    $     2,337     $     8,152    $     7,690
                                                            ==========    ===========     ===========    ===========

    PER SHARE OF COMMON STOCK:
      Basic earnings                                            $0.41          $0.34           $1.18          $1.13
                                                                ======         ======          ======         =====
      Diluted earnings                                          $0.41          $0.34           $1.18          $1.12
                                                                ======         ======          ======         =====
      Dividends                                                 $0.12          $0.12           $0.36          $0.36
                                                                ======         ======          ======         =====

See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                           ACCUMULATED
                                                                                             OTHER
                                                                                         COMPREHENSIVE
                                           COMMON         PAID IN         RETAINED           INCOME
                                           STOCK          CAPITAL         EARNINGS           (LOSS)            TOTAL
                                         -----------    ------------     ------------      -----------      ------------
                                                                         (UNAUDITED)
                                         ---------------------------------------------------------------------------------


   JANUARY 1, 2002                     $  13,638         $    4,854     $     50,071      $       64     $     68,627

     Net income                                -                  -            8,041               -            8,041

     Change in unrealized gain on
        AFS securities, net of tax             -                  -                -             111              111
                                                                                                         ------------
        Comprehensive income                                                                                    8,152

     Tax benefit from exercise
       of nonincentive
       stock options                                              3                                                 3

     Dividends paid                            -                  -           (2,455)              -           (2,455)

     Exercise of stock options                 3                 13                -               -               16
                                         -------        -----------     ------------      -----------      ------------
   SEPTEMBER 30, 2002                  $  13,641       $      4,870    $      55,657      $      175     $     74,343
                                         =======        ===========     ============      ===========      ============

See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                              SEPTEMBER 30, SEPTEMBER 30,
                                                                                    2002      2001
                                                                                    ----      ----
                                                                                      (UNAUDITED)
                                                                                ----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                                     $  8,041    $  7,684
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Provision for loan losses                                                     4,030       4,100
      Depreciation and amortization                                                 1,412       1,189
      Amortization of premiums on securities, net of accretion                         16         107
      FHLB stock dividends                                                           (155)       (224)
      Loans originated for sale                                                   (39,137)    (51,472)
      Proceeds from loans originated for sale                                      43,744      50,527
      Net realized (gain) on sale of loans originated for sale                       (362)       (259)
      Loss on other real estate owned                                                 181         183
      Net changes:
       Accrued interest receivable and other assets, net of intangibles            (1,336)        852
       Accrued interest payable and other liabilities                               1,064          70
                                                                                 --------    --------
                        NET CASH PROVIDED BY OPERATING ACTIVITIES                  17,498      12,757
                                                                                 --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in interest-bearing deposits with banks                       1,100      (2,100)
  Net (increase) decrease in securities and other interest-earning investments     (4,975)     34,346
  Net originations of loans held-to-maturity                                      (52,324)    (38,147)
  Improvements in other real estate owned and proceeds from
    sales of other real estate owned, net                                           3,401       3,224
  Fixed asset additions and proceeds from sales of fixed assets, net               (1,274)     (2,619)
                                                                                 --------    --------
             NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                     (54,072)     (5,296)
                                                                                 --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                              11,137      (8,798)
  Increase in federal funds purchased                                               3,775           0
  Increase (decrease) in securities sold under repurchase agreements                2,117       5,576
  (Decrease) increase in notes payable, net                                          (549)      8,747
  Proceeds from issuance of common stock                                               16           0
  Cash dividends paid                                                              (2,455)     (2,455)
                                                                                 --------    --------
                        NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES           14,041       3,070
                                                                                 --------    --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (22,533)     10,531
                                                                                 --------    --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   48,053      32,168
                                                                                 --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 25,520    $ 42,699
                                                                                 ========    ========

See accompanying notes to Condensed Consolidated Financial Statements(Unaudited)

                         GREENE COUNTY BANCSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


1-PRINCIPLES OF CONSOLIDATION
-----------------------------

     The accompanying unaudited condensed consolidated financial statements of Greene County Bancshares, Inc. (the "Company") and its wholly owned subsidiary, Greene County Bank (the "Bank"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain amounts from prior period financial statements have been reclassified to conform to the current year's presentation.

2-ALLOWANCE FOR LOAN LOSSES
---------------------------

Transactions in the allowance for loan losses for the nine months ended September 30, 2002 and twelve months ended December 31, 2001 were as follows:


                                      SEPTEMBER 30,            DECEMBER 31,
                                          2002                    2001
                                   -----------------        ----------------
                                                (IN THOUSANDS)

Balance at beginning of year   $        11,221         $         11,728
Add (deduct):
  Charge-offs                           (4,861)                  (7,830)
  Recoveries                             1,490                    1,364
  Provisions                             4,030                    5,959
                                   ----------------         ----------------
ENDING BALANCE                 $        11,880         $         11,221
                                   ================         ================


                                      SEPTEMBER 30,            DECEMBER 31,
                                          2002                    2001
                                   -----------------        ----------------
                                                 (IN THOUSANDS)

Loans past due 90 days
  still on accrual             $           503         $            871
Nonaccrual Loans                         8,954                    5,857
                                   ----------------         ----------------
TOTAL                          $         9,457         $          6,728
                                   ================         ================

3-EARNINGS PER SHARE OF COMMON STOCK
------------------------------------

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Stock options are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the three and nine month periods ending September 30, 2002, 113,870 options are excluded from the effect of dilutive securities because they are anti-dilutive; 96,340 options are similarly excluded from the effect of dilutive securities for the three and nine months ended September 30, 2001.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2002 and 2001:

                                                   (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                         -------------------------------------------------------------------------
                                                      2002                                   2001
                                         ---------------------------------    ------------------------------------

                                            INCOME            SHARES             INCOME              SHARES
                                          (NUMERATOR)      (DENOMINATOR)       (NUMERATOR)        (DENOMINATOR)
     BASIC EPS
     Income available to
       common shareholders                  $2,805           6,820,540            $2,335            6,818,890

     EFFECT OF DILUTIVE SECURITIES
     Stock options outstanding                   -              18,853                 -               32,889
                                         -------------------------------------------------------------------------

     DILUTED EPS
     Income available to common
       shareholders plus assumed
       conversions                          $2,805           6,839,393            $2,335            6,851,779
                                         =========================================================================

                                                   (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                         -------------------------------------------------------------------------
                                                      2002                                   2001
                                         ---------------------------------    ------------------------------------

                                            INCOME            SHARES             INCOME              SHARES
                                          (NUMERATOR)      (DENOMINATOR)       (NUMERATOR)        (DENOMINATOR)
     BASIC EPS
     Income available to
       common shareholders                  $8,041           6,819,446            $7,684            6,818,890

     EFFECT OF DILUTIVE SECURITIES
     Stock options outstanding                   -              19,303                 -               32,889
                                         -------------------------------------------------------------------------

     DILUTED EPS
     Income available to common
       shareholders plus assumed
       conversions                          $8,041           6,838,749            $7,684            6,851,779
                                         =========================================================================

4-SEGMENT INFORMATION
---------------------

The Company's operating segments include banking, mortgage banking, consumer finance, subprime automobile lending and title insurance. The reportable segments are determined by the products and services offered, and internal reporting. Loans, investments, and deposits provide the revenues in the banking operation, loans and fees provide the revenues in consumer finance, mortgage banking, and subprime lending and insurance commissions provide revenues for the title insurance company. Consumer finance, subprime automobile lending and title insurance do not meet the quantitative threshold on an individual basis, and are therefore shown below in "other". Mortgage banking operations are included in "Bank". All operations are domestic.

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

             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
     SEGMENT INFORMATION:
     --------------------

     THREE MONTHS ENDED SEPTEMBER 30, 2002                       BANK                OTHER                TOTAL
     -------------------------------------                -----------------    -----------------    ----------------

     Net interest income                                  $           9,054    $           1,614    $         10,668
     Provision for loan losses                                          756                  598               1,354
     Noninterest income                                               2,412                  124               2,536
     Noninterest expense                                              5,979                1,289               7,268
     Income tax expense                                               1,761                   16               1,777
                                                          -----------------    -----------------    ----------------
     SEGMENT PROFIT                                       $           2,970    $            (165)   $          2,805
                                                          =================    =================    ================

     SEGMENT ASSETS AT SEPTEMBER 30, 2002                 $         797,707    $          37,162    $        834,869
                                                          =================    =================    ================


     THREE MONTHS ENDED SEPTEMBER 30, 2001                       BANK                OTHER                TOTAL
     -------------------------------------                -----------------    -----------------    ----------------

     Net interest income                                  $           8,243    $           1,484    $          9,727
     Provision for loan losses                                          637                  856               1,493
     Noninterest income                                               2,117                  249               2,366
     Noninterest expense                                              5,719                1,203               6,922
     Income tax expense                                               1,419                  (76)              1,343
                                                          -----------------    -----------------    ----------------
     SEGMENT PROFIT                                       $           2,585    $            (250)   $          2,335
                                                          =================    =================    ================

     SEGMENT ASSETS AT SEPTEMBER 30, 2001                 $         760,982    $          38,965    $        799,947
                                                          =================    =================    ================


     NINE MONTHS ENDED SEPTEMBER 30, 2002                        BANK                OTHER                TOTAL
     ------------------------------------                 -----------------    -----------------    ----------------

     Net interest income                                  $          25,916    $           4,928    $         30,844
     Provision for loan losses                                        1,389                2,641               4,030
     Noninterest income                                               6,847                  848               7,695
     Noninterest expense                                             18,025                3,551              21,576
     Income tax expense                                               5,036                 (144)              4,892
                                                          -----------------    -----------------    ----------------
     SEGMENT PROFIT                                       $           8,313    $            (272)   $          8,041
                                                          =================    =================    ================

     SEGMENT ASSETS AT SEPTEMBER 30, 2002                 $         797,707    $          37,162    $        834,869
                                                          =================    =================    ================


     NINE MONTHS ENDED SEPTEMBER 30, 2001                        BANK                OTHER                TOTAL
     ------------------------------------                 -----------------    -----------------    ----------------

     Net interest income                                  $          25,270    $           4,511    $         29,781
     Provision for loan losses                                          497                3,603               4,100
     Noninterest income                                               5,735                1,338               7,073
     Noninterest expense                                             16,793                3,616              20,409
     Income tax expense                                               5,170                 (509)              4,661
                                                          -----------------    -----------------    ----------------
     SEGMENT PROFIT                                       $           8,545    $            (861)   $          7,684
                                                          =================    =================    ================

     SEGMENT ASSETS AT SEPTEMBER 30, 2001                 $         760,982    $          38,965    $        799,947
                                                          =================    =================    ================

5-INTANGIBLE ASSETS
-------------------

Core deposit intangible of $2,279, net of amortization, is being amortized over ten years. Related amortization expenses for the three and nine months ended September 30, 2002 was $82 and $244, respectively. Annual estimated amortization expense for the next five years is:

2002                           $                325
2003                                            321
2004                                            321
2005                                            321
2006                                            215
                                   -----------------
    TOTAL                      $              1,503
                                   =================

Non-amortizable goodwill of $424 is periodically evaluated for impairment. There were no impairment losses recognized during the third quarter of 2002.

Information about the impact on net income of non-amortizable goodwill is as follows:

                                                          (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                     ----------------------          ------------------------
                                                       2002          2001              2002            2001
                                                     --------      --------          --------        --------

Reported net income                               $     2,805   $      2,335        $     8,041    $     7,684
Add back:  goodwill amortization                            0             26                  0             79
                                                     ---------     ----------          ---------      ---------
    ADJUSTED NET INCOME                           $     2,805   $      2,361        $     8,041    $     7,763
                                                     =========     ==========          =========      =========

Reported basic earnings per share                 $      0.41   $       0.34        $      1.18    $      1.13
Add back: goodwill amortization per share                0.00           0.00               0.00           0.01
                                                     ---------     ----------          ---------      ---------
    ADJUSTED BASIC EARNINGS PER SHARE             $      0.41   $       0.34        $      1.18    $      1.14
                                                     =========     ==========          =========      =========

Reported diluted earnings per share               $      0.41   $       0.34        $      1.18    $      1.12
Add back: goodwill amortization per share                0.00           0.00               0.00           0.01
                                                     ---------     ----------          ---------      ---------
    ADJUSTED DILUTED EARNINGS PER SHARE           $      0.41   $       0.34        $      1.18    $      1.13
                                                     =========     ==========          =========      =========

On October 1, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions." Adoption of SFAS No. 147 on October 1, 2002 resulted in the reclassification of $1,496 of previously recognized unidentifiable intangible assets (previously included in the core deposit classification listed above) associated with the Company's branch acquisition in 2001 to goodwill. Additionally, prior period amortization expense, totaling $126 for the year-to-date period ended September 30, 2002 and $7 for the year-to-date period ended December 31, 2001, will be reversed during the quarter ending December 31, 2002.

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

NASDAQ LISTING

     On October 1, 2002, the Company's common shares began to trade on the Nasdaq National Market System under the symbol "GCBS". The Company expects this listing will provide greater liquidity and marketability to the trading of its common shares and, accordingly, will facilitate its growth strategy which includes acquisitions of other institutions, selected branch acquisitions, de novo branching and internal growth.

GROWTH AND BUSINESS STRATEGY

     The Company expects that, over the intermediate term, a majority of its growth will result from mergers and acquisitions including acquisitions of both entire financial institutions and selected branches of financial institutions. De novo branching will also be a method of growth, particularly in high-growth and other demographically-desirable markets.

     The Company's strategic plan outlines a geographic expansion policy within a 300-mile radius of its major markets. This policy could result in the Company expanding westward and eastward up to and including Nashville, Tennessee and Roanoke, Virginia, respectively, east/southeast up to and including the Piedmont area of North Carolina and western North Carolina, southward to northern Georgia and northward into eastern and central Kentucky.

     In addition to the Company's business model, which is summarized in the paragraph above entitled "General" and described in further detail in the Company's Form 10-K for the year ended December 31, 2001, the Company is continuously investigating and analyzing other lines and areas of business. These include, but are not limited to, various types of insurance, real estate activities, etc. Conversely, the Company frequently evaluates and analyzes the profitability, risk factors and viability of its various business lines and segments and, depending upon the results of these evaluations and analyses, may conclude to exit certain segments and/or business lines. Further, in conjunction with these ongoing evaluations and analyses, the Company may decide to sell, merge or close certain branch facilities. However, at this time, management has no specific plans to exit any segments or business lines, or to sell, merge or close any branch facilities.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company's liquid assets include investment securities, federal funds sold and other interest-earning deposits, and cash and due from banks. Including securities pledged to collateralize municipal deposits, these assets represented 8.6% of the total liquidity base at September 30, 2002, as compared to 11.3% at December 31, 2001. The liquidity base is generally defined to include deposits, securities sold under repurchase agreements and short-term borrowed funds and other borrowings. In addition, the Company maintains lines of credit totaling $40,000 with the Federal Home Loan Bank of Cincinnati ("FHLB"), of which $25,000 was available at September 30, 2002. The Company also maintains federal funds lines of credit totaling $70,900 at seven correspondent banks of which $67,100 was available at September 30, 2002. The Company believes it has sufficient liquidity to satisfy its current operating needs.

     For the nine months ended September 30, 2002, operating activities of the Company provided $17,498 of cash flows. Net income of $8,041 adjusted for non-cash operating activities, including $4,607 in net proceeds from loans originated for sale, $4,030 in provision for loan losses and depreciation and amortization, including premium amortization on securities, net of accretion of $1,428, comprised the majority of the cash generated from operations. These increases in cash flows were offset, in part, by the $272 in cash flows used from the net change in interest receivable and other assets, net of intangibles and accrued interest payable and other liabilities.

     The Company's increase in investment securities and other interest-earning investments used $4,975 in cash flows, while the net increase in held-to-maturity loans originated, net of principal collected, used $52,324 in cash flows.

     The net increase in deposits and federal funds purchased provided $11,137 and $3,775 in cash flows, respectively. In addition, the increase in securities sold under repurchase agreements provided $2,117 in cash flows. Offsetting, in part, these increases in cash flows were quarterly dividends paid in the amount of $2,455 and the $549 decrease in notes payable, net.

     CAPITAL RESOURCES. The Company's capital position is reflected in its shareholders' equity, subject to certain adjustments for regulatory purposes.
Shareholders' equity, or capital, is a measure of the Company's net worth, soundness and viability. The Company continues to exhibit a strong capital position while consistently paying dividends to its shareholders. Further, the capital base of the Company allows it to take advantage of business opportunities while maintaining the level of resources deemed appropriate by management of the Company to address business risks inherent in the Company's daily operations.

     Shareholders' equity on September 30, 2002 was $74,343, an increase of $5,716, or 8.33%, from $68,627 on December 31, 2001. The increase in shareholders' equity primarily reflected net income for the nine months ended September 30, 2002 of $8,041 ($1.18 per share, assuming dilution). This increase was offset by quarterly dividend payments during the nine months ended September 30, 2002 totaling $2,455 ($0.36 per share).

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

     Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of shareholders' equity, less goodwill). At September 30, 2002, the Company and the Bank each satisfied their respective minimum regulatory capital requirements, and the Bank was "well-capitalized" within the meaning of federal regulatory requirements. The capital ratios of the Bank contained within the table below do not differ materially from those of the Company.


===============================================================================
                      Capital Ratios at September 30, 2002
-------------------------------------------------------------------------------
                                           Required
                                           Minimum                    Bank
                                            Ratio
--------------------------------- ---------------------- ---------------------
   Tier 1 risk-based capital                      4.00%                10.28%
--------------------------------- ---------------------- ---------------------
    Total risk-based capital                      8.00%                11.53%
--------------------------------- ---------------------- ---------------------
         Leverage Ratio                           4.00%                 8.72%
==============================================================================

CHANGES IN RESULTS OF OPERATIONS

     NET INCOME. Net income for the three months ended September 30, 2002 was $2,805 as compared to $2,335 for the same period in 2001. This increase of $470, or 20.1%, resulted primarily from a $941, or 9.7%, increase in net interest income from $9,727 for the three months ended September 30, 2001 to $10,668 for the same period of 2002. This increase resulted principally from an increase in average balances of interest-earning assets and a decline in average balances of interest-bearing liabilities. The $470 increase in net income also reflected a $207, or 11.1%, increase in service charges, commissions and fees from $1,872 for the three months ended September 30, 2001 to $2,079 for the same period of 2002. This increase reflected mainly additional volume associated with the Company's retail service charge program, certain fee increases in the business account analysis structure, additional income generated from the Company's mortgage banking division and additional fees from certain insurance products. Offsetting these increases, in part, was a $327, or 8.2%, increase in salaries and benefits from $3,999 for the three months ended September 30, 2001 to $4,326 for the same period of 2002. This increase was primarily reflective of additional employees resulting from certain branch acquisitions in the fourth quarter of 2001, as well as salary increases occurring in mid-2002. Finally, the Company's provision for loan losses decreased $139, or 9.3%, to $1,354 for the three months ended September 30, 2002 from $1,493 for the same period of 2001, reflecting primarily lower provisions in Superior Financial as a result of decreased net charge offs in the quarter ended September 30, 2002 compared to the same period in 2001.

     Net income for the nine months ended September 30, 2002 was $8,041 as compared to $7,684 for the same period in 2001. This increase of $357, or 4.6%, is primarily reflective of an increase in net interest income of $1,063, or 3.6%, from $29,781 for the nine months ended September 30, 2001 to $30,844 for the same period of 2002. This increase resulted primarily for the same reasons discussed above with respect to the quarter ended September

30, 2002. In addition, total noninterest income increased $622, or 8.8%, to $7,695 for the nine months ended September 30, 2002 compared to $7,073 for the same period of 2001. Service charges, commissions and fees increased $354, or 6.3%, to $5,947 for the nine months ended September 30, 2002 from $5,593 for the same period in 2001, primarily for the same reasons discussed above with respect to the three months ended September 30, 2002. Other income increased $268, or 18.1%, to $1,748 for the nine months ended September 30, 2002 from $1,480 for the same period of 2001 resulting primarily from income generated from the Company's annuity sales program, as well as gains on the sale of fixed assets. Offsetting these increases, in part, was a $543, or 4.4%, increase in salaries and benefits to $12,866 for the nine months ended September 30, 2002 from $12,323 for the same period of 2001, primarily for the same reasons discussed above with respect to the three months ended September 30, 2002. In addition, other expenses increased $549, or 10.6%, to $5,709 for the nine months ended September 30, 2002 from $5,160 for the same period of 2001, resulting primarily from additional amortization of intangibles associated with recent branch acquisitions and also a non-recurring reduction in other operating expenses in the second half of 2001.

     NET INTEREST INCOME. The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of interest-earning assets and interest-bearing liabilities, which are affected in part by management's responses to changes in interest rates through asset/liability management. During the three and nine months ended September 30, 2002, net interest income was $10,668 and $30,844, respectively, as compared to $9,727 and $29,781, respectively, for the same periods in 2001, representing an increase of 9.7% and 3.6%, respectively. With respect to the three months ended September 30, 2002, most of the increase in net interest income resulted from an increase in average balances of interest-earning assets and a decline in average balances of interest-bearing liabilities, with the decline in cost of average balances of interest-bearing liabilities more than offsetting the decline in yield on average balances of interest-earning assets. As a result, the Company's net interest margin increased slightly in the three months ended September 30, 2002 as compared to the same period in 2001. Further, the Company's net interest margin has now increased sequentially for two consecutive quarters from the quarter ended March 31, 2002, primarily due to the cost decline of interest-bearing liabilities in the low rate environment. The Company believes its net interest margin has stabilized and will continue in an upward trend if interest rates begin to rise, based on the current mix of interest-earning assets and interest-bearing liabilities. However, if interest rates continue to decline, management believes the Company's net interest margin will begin to compress.

     As to the nine months ended September 30, 2002, the modest increase in net interest income, as compared to the same period in the prior year, primarily reflected an increase and decrease in volume of interest-earning assets and interest-bearing liabilities, respectively, offset by rate declines on interest-earning assets which exceeded such declines on interest-bearing liabilities.

     PROVISION FOR LOAN LOSSES. During the three and nine month periods ended September 30, 2002, loan charge-offs were $1,621 and $4,861, respectively, and recoveries of charged-off loans were $452 and $1,490, respectively. The Company's provision for loan losses decreased by $139, or 9.3%, and $70, or 1.7%, to $1,354 and $4,030 for the three and nine months ended September 30, 2002, respectively, as compared to $1,493 and $4,100 for the same periods in 2001. Despite this trend, the Company's allowance for loan losses increased by $659 to $11,880 at September 30, 2002 from $11,221 at December 31, 2001, with the ratio of the allowance for loan losses to total loans remaining essentially constant from period to period. As of September 30, 2002, indicators of credit quality, as discussed below, have declined compared to December 31, 2001. The ratio of allowance for loan losses to nonperforming assets was 95.95% and 112.89% at September 30, 2002 and December 31, 2001, respectively, and the ratio of nonperforming assets to total assets was 1.48% and 1.22% at September 30, 2002 and December 31, 2001, respectively. The ratio of nonperforming loans to total loans, excluding loans held for sale, was 1.28% and .97% at September 30, 2002 and December 31, 2001, respectively. The main reasons for the decline in credit quality indicators are two large commercial credits that have been placed on nonaccrual since December 31, 2001. The largest credit is a commercial real estate development project of $2,538 that was placed on nonaccrual during the third quarter of 2002. The Company has since foreclosed on the property during October 2002 and approximately $730 has been charged-off in order to record the property at net realizable value. This charge-off was higher than the amount of the allowance for loan loss allocated for this relationship as of September 30, 2002, as management became aware of additional information regarding the value of the property during October 2002. The other large credit in the amount of $1,217 is a business loan secured by real estate. Management believes that the Company is adequately secured with respect to this credit and any realized losses should be immaterial.

     The Company's annualized net charge-offs for the nine months ended September 30, 2002 were $4,495 compared to actual net charge-offs of $6,466 for the year ended December 31, 2001. Annualized net charge-offs in Superior Financial for the nine months ended September 30, 2002 were $1,697 compared to actual net charge-offs of $2,818 for the year ended December 31, 2001. Annualized net charge-offs in the Bank for the nine months ended September 30, 2002 were $1,557 compared to actual net charge-offs of $2,610 for the year ended December 31, 2001. Annualized net charge-offs in GCB Acceptance for the nine months ended September 30, 2002 were $1,240 compared to actual net charge-offs of $1,038 for the year ended December 31, 2001. At this point, based on the current trends and significant charge-off in the Bank described above, management believes that total charge-offs for 2002 in the Bank and GCB Acceptance will slightly exceed 2001 charge-offs.

     Despite the above trends, based on the Company's allowance for loan loss calculation, and more specifically, the collateral values underlying nonperforming assets, management believes the allowance for loan losses is adequate at September 30, 2002. However, management anticipates that the provision for loan losses during the fourth quarter of 2002 will be higher than other quarters during 2002 and also anticipates that the provision for loan losses for the entire year of 2002 may exceed the provision for 2001 if indicators of credit quality continue to deteriorate.

     NON-INTEREST INCOME. Income that is not related to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important supplement to the traditional method of earning income through interest rate spreads.

     Total non-interest income for the three and nine months ended September 30, 2002 was $2,536 and $7,695, as compared to $2,366 and $7,073 for the same period in 2001. Service charges, commissions and fees remain the largest component of total non-interest income and increased from $1,872 for the three months ended September 30, 2001 to $2,079 for the same period in 2002. This increase reflected mainly additional volume associated with the Company's retail service charge program, certain fee increases in the business account analysis structure, additional income generated from the Company's mortgage banking division and additional fees from certain insurance products.

     Service charges, commissions and fees increased $354, or 6.3%, to $5,947 for the nine months ended September 30, 2002 from $5,593 for the same period in 2001, primarily for the same reasons discussed above with respect to the three months ended September 30, 2002. Other income increased by $268, or 18.1%, to $1,748 for the nine months ended September 30, 2002 from $1,480 for the same period in 2001. Most of this increase resulted from income generated from the Company's annuity sales program, as well as gains on the sale of fixed assets.

     NON-INTEREST EXPENSE. Control of non-interest expense also is an important aspect in enhancing income. Non-interest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total non-interest expense was $7,268 and $21,576 for the three and nine months ended September 30, 2002 compared to $6,922 and $20,409 for the same periods in 2001. The $346, or 5.0%, increase in total non-interest expense for the three months ended September 30, 2002 compared to the same period of 2001 resulted primarily from additional employees reflective of certain branch acquisitions in the fourth quarter of 2001, as well as salary increases occurring in mid-2002. The $1,167, or 5.7%, increase in total non-interest expense to $21,576 for the nine months ended September 30, 2002 from $20,409 for the same period in the prior year reflected increases in all components of noninterest expense; in particular, other expenses increased $549, or 10.6%, to $5,709 for the nine months ended September 30, 2002 from $5,160 for the same period of 2001, resulting primarily from additional amortization of intangibles associated with recent branch acquisitions and also a non-recurring reduction in other operating expenses in the second half of 2001.

     Personnel costs are the primary element of the Company's non-interest expenses. For the three and nine months ended September 30, 2002, salaries and benefits represented $4,326, or 59.5%, and $12,866, or 59.6%, respectively, of total non-interest expense. This was an increase of $327, or 8.2%, and $543, or 4.4%, over the $3,999 and $12,323 for the three and nine months, respectively, ended September 30, 2001. This increase was primarily reflective of additional employees resulting from certain branch acquisitions in the fourth quarter of 2001, as well as salary increases occurring in mid-2002. The Company had 41 branches at September 30, 2002, and the number of full-time equivalent employees increased 5.7% from 366 at September 30, 2001 to 387 at September 30, 2002.

     Primarily as a result of this overall increase in non-interest expense, the Company's efficiency ratio was negatively affected, as the ratio increased from 55.38% at September 30, 2001 to 55.98% at September 30, 2002. The efficiency ratio illustrates how much it cost the Company to generate revenue; for example, it cost the Company 55.98 cents to generate one dollar of revenue for the nine months ended September 30, 2002.

CHANGES IN FINANCIAL CONDITION

     Total assets at September 30, 2002 were $834,869, an increase of $23,257, or 2.9%, from total assets of $811,612 at December 31, 2001. The increase in assets was primarily reflective of the $44,998 increase in net loans, excluding loans held for sale, and the $5,293 net increase in securities, as set forth on the Condensed Consolidated Balance Sheet, which were funded, in part, by the $25,621 and $1,100 decline in federal funds sold and interest bearing deposits in other banks, respectively. The remaining funding for this increase in assets came primarily from the deposit increase of $11,137, or 1.7%, to $665,050 at September 30, 2002 from $653,913 at December 31, 2001, and from the $5,892 increase in federal funds purchased and repurchase agreements.

     At September 30, 2002, loans, net of unearned income and allowance for loan losses, were $716,324 compared to $671,326 at December 31, 2001, an increase of $44,998, or 6.7%, from December 31, 2001. The increase in loans during the first nine months of 2002 primarily reflects an increase in commercial real estate loans and residential real estate loans. Non-performing loans include non-accrual loans and loans 90 or more days past due. All loans that are 90 days past due are considered non-accrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest.
Non-accrual loans that 120 days past due without assurance of repayment are charged off against the allowance for loan losses. The Company has aggressive collection practices in which senior management is heavily involved. Nonaccrual loans and loans past due 90 days and still accruing increased by $2,729, or 40.6%, during the nine months ended September 30, 2002 to $9,457. The increase is mainly attributable to the two credit relationships discussed in the earlier section entitled "Provision for Loan Losses" of this document. At September 30, 2002, the ratio of the Company's allowance for loan losses to non-performing assets (which include non-accrual loans) was 95.95%.

     The Company maintains an investment portfolio to provide liquidity and earnings. Investments at September 30, 2002 with an amortized cost of $34,256 had a market value of $34,546. At year-end 2001, investments with an amortized cost of $29,297 had a market value of $29,407. This increase consists primarily of short-term agency securities.

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

     On October 1, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002. Under SFAS No. 147, the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a financial institution business combination represents goodwill that should be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." If certain criteria are met, the amount of the unidentifiable intangible asset resulting from prior financial institutions acquisitions is to be reclassified to goodwill upon adoption of this Statement. Financial institutions meeting conditions outlined in SFAS No. 147 are required to restate previously issued financial statements. The objective of the restatement is to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date the Company adopted SFAS No. 142. See Footnote 5 of the Condensed Consolidated Financial Statements for additional discussion.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company's December 31, 2001 Form 10-K. This analysis was prepared using a simulation model based upon various assumptions. No material changes in the assumptions used or results obtained from the model have occurred since December 31, 2001, with respect to how changes in short-term rates may affect net interest income over the next twelve months if a gradual 200 basis point increase or decrease in such rates occurred over the same time period, and the Company has continued to operate well within the guidelines discussed in the December 31, 2001 Form 10-K. However, as of September 30, 2002, based on the results of the Company's simulation model, the Company could expect net interest income to increase by approximately 9.22% if short-term interest rates gradually increase by 200 basis points, compared to an increase of approximately 7.66% disclosed in the Company's December 31, 2001 Form 10-K. Further, as of September 30, 2002, if short-term interest rates gradually decrease by 200 basis points, net interest income could be expected to decrease by approximately 10.70%, compared to a decrease of approximately 8.89% disclosed in the Company's
December 31, 2001 Form 10-K. Accordingly, the Company is somewhat more asset sensitive at September 30, 2002 compared to December 31, 2001, with respect to net interest income.

The Company also uses an economic value of equity model to complement its short-term interest rate risk analysis and this model and analysis are discussed in detail in the Company's Form 10-K for the year ended December 31, 2001. The Company's guidelines for risk management call for preventive measures if an immediate 200 basis point increase or decrease in interest rates would reduce the economic value of equity by more than 15%. As of September 30, 2002, the Company slightly exceeded these guidelines in a declining interest rate environment, with the model indicating that the Company could expect its economic value of equity to decrease by approximately 18.79% if short-term interest rates immediately decreased by 200 basis points. However, if short-term interest rates immediately increase by 200 basis points, economic value of equity could be expected to increase by approximately 13.84%. By comparison, as of December 31, 2001, based on the Company's model, an immediate 200 basis point increase and decrease in short-term interest rates would result in an approximate increase and decrease in economic value of equity of only 10.90% and 13.72%, respectively.

The Company's increased asset sensitivity with respect to both net interest income and economic value of equity has occurred mainly during the quarter ended September 30, 2002, and has been caused primarily by additional originations of loans which have shorter maturities and/or repricing periods, as well as increased balances of longer-term deposits. In addition, the increased asset sensitivity affecting economic value of equity is being largely exaggerated by abnormally low core deposit premiums resulting from the unusually low interest rate environment. As the core deposit cash flow discount rates used in the Company's simulation model have declined during the quarter ended September 30, 2002, the Company's market value of these deposits increased by approximately $11,000, thus lowering the economic value of equity by the same amount. When this core deposit premium amount is restored to the simulation model, the immediate 200 basis point increase and decrease in short-term interest rates results in an approximate increase and decrease of 10.34% and 16.43%, respectively, in economic value of equity, indicating lower asset sensitivity than set forth in the above paragraph. Thus, while the analysis above appropriately describes the Company's asset sensitivity and its effect on the increases or decreases to economic value of equity, the Company believes it reflects the significant decline in core deposit premiums over which the Company has little, if any, control in this interest rate environment.

During October 2002, management implemented a deposit promotional program intended to increase the Company's shorter-term liabilities, thus mitigating its asset sensitivity. Further, management is continuing its review of risk management guidelines and may modify them prior to December 31, 2002.

Actual results for the year ending December 31, 2002 will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies.


ITEM 4. CONTROLS AND PROCEDURES

     A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

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

          None


Item 5.   Other Information

          None.


Item 6.   Exhibits and Reports on Form 8-K

          (a)Exhibits

          None


          (b)Reports on Form 8-K

          The Company filed a Form 8-K on July 22, 2002 for the purpose of reporting that the Registrant's Board of Directors noted its intent to make application to list its common shares on the Nasdaq National Market System during the third quarter of 2002. No financial statements were filed with the Form 8-K.

          The Company filed a Form 8-K on August 9, 2002 for the purpose of reporting that the Principal Executive Officer and the Principal Financial Officer of Greene County Bancshares, Inc. (the "Company") each submitted to the Securities and Exchange Commission on August 9, 2002 the certifications required by ss. 906 of the Sarbanes-Oxley Act of 2002 in connection with the filing of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002.

          The Company filed a Form 8-K on September 19, 2002 for the purpose of reporting that the Board of Directors of Greene County Bancshares, Inc. authorized the repurchase of up to $2,000,000 of the Company's outstanding common stock beginning in October 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          Greene County Bancshares, Inc.
                          ------------------------------
                                   Registrant



Date: 11/12/02            By:  /s/ R. Stan Puckett
     -------------            -------------------------------------------
                                   R. Stan Puckett
                                   Chairman and Chief Executive Officer
                                   (Duly authorized representative)


Date: 11/12/02                 /s/ William F. Richmond
     -------------             ------------------------------------------
                                   William F. Richmond
                                   Sr. Vice President and Chief Financial
                                   Officer (Principal financial and accounting
                                   officer)

                                 CERTIFICATIONS

I, R. Stan Puckett, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Greene County Bancshares, Inc.(the "registrant");

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  11/12/02                        /s/ R. Stan Puckett
          -------------------               ---------------------------------
                                            R. Stan Puckett
                                            Chairman and Chief Executive Officer

I, William F. Richmond, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Greene County Bancshares, Inc.(the "registrant");

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  11/12/02                      /s/ William F. Richmond
          -------------------             ------------------------------------
                                          William F. Richmond
                                          Sr. Vice President and Chief Financial
                                          Officer