Form 10-K
period 2002-12-31
GREENE COUNTY BANCSHARES INC
filed 2003-03-27
CIK 764402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-14289

GREENE COUNTY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1222567 (I.R.S. Employer Identification No.)

100 North Main Street, Greeneville, Tennessee (Address of principal executive offices)	37743-4992 (Zip Code)

Registrant’s telephone number, including area code: (423) 639-5111.

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $2.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) YES ☒ NO ☐

Prior to the listing of the registrant’s common stock on the Nasdaq National Market on October 1, 2002, under the symbol “GCBS”, the common stock was not regularly and actively traded in any established market, and there were no regularly quoted bid and ask prices for the registrant’s common stock. Based upon the negotiated trading price of $16.50 per share of common stock on June 30, 2002, using the best information available at the time, the registrant believes that the aggregate market value of the approximately 5,912,855 shares of its issued and outstanding common stock held by non-affiliates on June 30, 2002 was approximately $97.6 million. For purposes of this calculation, the term “affiliate” refers to all directors, executive officers and 10% shareholders of the registrant. As of the close of business on March 24, 2003, 6,820,540 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of Proxy Statement for 2003 Annual Meeting of Shareholders. (Part III)

PART I

Forward-Looking Statements

     The information contained herein contains forward-looking statements that involve a number of risks and uncertainties. A number of factors, including those discussed herein, could cause results to differ materially from those anticipated by such forward-looking statements. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as “intends,” “believes,” “expects,” “may,” “will,” “should,” “seeks,” “pro forma” or “anticipates,” or the negatives thereof, or other variations thereon of comparable terminology, or by discussions of strategy or intentions. All forward-looking statements herein are based on information available to us as of the date this Annual Report was first mailed to our shareholders, and we assume no obligation to update any such forward-looking statements.

ITEM 1.     BUSINESS

Presentation of Amounts

     All dollar amounts set forth below, other than per-share amounts and percentages, are in thousands unless otherwise noted.

The Company

     Greene County Bancshares, Inc. (the “Company”) was formed in 1985 and serves as the bank holding company for Greene County Bank (the “Bank”), which is a Tennessee-chartered commercial bank that conducts the principal business of the Company. At December 31, 2002, the Company maintained a main office in Greeneville, Tennessee and 30 bank branches (of which six are in leased operating premises) and 11 separate locations operated by the Bank’s subsidiaries.

     The Company’s assets consist primarily of its investment in the Bank and liquid investments. Its primary activities are conducted through the Bank. At December 31, 2002, the Company’s consolidated total assets were $899,396, its consolidated net loans, including loans held for sale, were $744,317, its total deposits were $719,323 and its total shareholders’ equity was $74,595.

     The Company’s net income is dependent primarily on its net interest income, which is the difference between the interest income earned on its loans, investment assets and other interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. To a lesser extent, the Company’s net income also is affected by its non-interest income derived principally from service charges and fees as well as the level of non-interest expenses such as salaries and employee benefits.

     The operations of the Company are significantly affected by prevailing economic conditions, competition and the monetary, fiscal and regulatory policies of governmental agencies. Lending activities are influenced by the general credit needs of small businesses in the Company’s market area, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities and the levels of personal income and savings in the Company’s market area.

     The principal executive offices of the Company are located at 100 North Main Street, Greeneville, Tennessee 37743-4992 and its telephone number is (423) 639-5111.

The Bank

     The Bank is a Tennessee-chartered commercial bank established in 1890 and which has its principal executive offices in Greeneville, Tennessee. The principal business of the Bank consists of attracting deposits from the general public and investing those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial, commercial and residential real estate loans, and installment consumer loans. The Bank also provides collection and other banking services, directly and through its finance, acceptance and title subsidiary corporations. At December 31, 2002, the Bank had 28 full service banking offices located in East Tennessee, including Greene, Washington, Blount, Hamblen, McMinn, Loudon, Hawkins, Sullivan, Cocke, and Monroe Counties. The Bank also had one full service branch located in nearby Hot Springs, North Carolina. Further, the Bank operates a trust and money management function located in Wilson County, Tennessee and doing business as President’s Trust, and operates a mortgage loan operation in Knox County, Tennessee. Also, subsequent to year-end, the Bank, in January 2003, opened a loan production office in Washington County, Virginia and doing business as First Bristol Loans. These functions and operations are defined as Bank branches but are not considered to be full service branches.

     The Bank also conducts separate businesses through three wholly owned subsidiaries. Through Superior Financial Services, Inc. (“Superior Financial”), the Bank operates 10 consumer finance company offices located in Greene, Blount, Hamblen, McMinn, Washington, Sullivan, Sevier, Knox and Hamilton Counties, Tennessee. The Bank also operates a mortgage banking operation through its main office in Knox County, Tennessee and it also has representatives located throughout the Company’s branch system. Through GCB Acceptance Corporation (“GCB Acceptance”), the Bank operates a sub-prime automobile lending company with a sole office in Johnson City, Tennessee. Through Fairway Title Co., the Bank operates a title company headquartered in Knoxville, Tennessee which has an office in Johnson City, Tennessee.

     Deposits of the Bank are insured by the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (“FDIC”) to a maximum of $100,000 for each insured depositor. The Bank is subject to supervision and regulation by the Tennessee Department of Financial Institutions (the “Banking Department”) and the FDIC. See “Regulation, Supervision and Governmental Policy.”

Growth and Business Strategy

     The Company expects that, over the intermediate term, a majority of its growth will result from mergers and acquisitions including acquisitions of both entire financial institutions and selected branches of financial institutions. De novo branching will also be a method of growth, particularly in high-growth and other demographically-desirable markets.

     The Company’s strategic plan outlines a geographic expansion policy within a 300-mile radius of its major markets. This policy could result in the Company expanding westward and eastward up to and including Nashville, Tennessee and Roanoke, Virginia, respectively, east/southeast up to and including the Piedmont area of North Carolina and western North Carolina, southward to northern Georgia and northward into eastern and central Kentucky. In particular, the Company believes the markets in and around Knoxville and Nashville, Tennessee are highly desirable areas with respect to expansion and growth plans.

     In addition to the Company’s business model, which is summarized in the paragraphs above entitled “The Company” and “The Bank”, the Company is continuously investigating and analyzing other lines and areas of business. These include, but are not limited to, various types of insurance, real estate activities, etc. Conversely, the Company frequently evaluates and analyzes the profitability, risk factors and viability of its various business lines and segments and, depending upon the results of these evaluations and analyses, may conclude to exit certain segments and/or business lines. Further, in conjunction with these ongoing evaluations and analyses, the Company may decide to sell, merge or close certain branch facilities.

Lending Activities

     General. The loan portfolio of the Company is composed of commercial, commercial and residential real estate and installment consumer loans. Such loans are primarily originated within the Company’s market areas of East Tennessee and are generally secured by residential or commercial real estate or business or personal property located in the counties of Greene, Washington, Hamblen, Sullivan, Hawkins, Blount, Knox, McMinn, Loudon, Monroe and Cocke Counties, Tennessee.

     Loan Composition. The following table sets forth the composition of the Company’s loans at December 31 for each of the periods indicated.

	2002	2001	2000	1999	1998

Commercial	$93,836	$96,122	$87,680	$68,793	$57,860
Commercial real estate	342,407	295,002	288,254	242,574	185,063
Residential real estate	233,128	210,489	218,007	181,960	143,500
Loans held for sale	6,646	7,945	1,725	1,210	5,043
Consumer	77,644	80,314	74,882	59,508	68,092
Other	14,938	13,779	12,493	16,774	27,349

Total	768,599	703,651	683,041	570,819	486,907
Less:
Unearned Income	(11,696)	(13,159)	(14,248)	(13,590)	(9,993)
Allowance for loan losses	(12,586)	(11,221)	(11,728)	(10,332)	(10,253)

Net loans	$744,317	$679,271	$657,065	$546,897	$466,661

     Loan Maturities. The following table reflects at December 31, 2002 the dollar amount of loans maturing based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity are reported as due in one year or less.

	Due in One	Due After One Year	Due After
	Year or Less	Through Five Years	Five Years	Total

Commercial	$61,450	$28,092	$4,294	$93,836
Commercial real estate	123,904	185,899	32,604	342,407
Residential real estate	28,501	85,167	119,460	233,128
Loans held-for-sale	6,646	—	—	6,646
Consumer	15,940	60,912	792	77,644
Other	13,166	1,441	331	14,938

Total	$249,607	$361,511	$157,481	$768,599

     The following table sets forth the dollar amount of the loans maturing subsequent to the year ending December 31, 2003 between those with predetermined interest rates and those with floating, or variable, interest rates.

	Fixed Rate	Variable Rate	Total

		(In thousands)
Commercial	$20,037	$12,349	$32,386
Commercial real estate	140,577	77,926	218,503
Residential real estate	113,192	91,435	204,627
Loans held-for-sale	—	—	—
Consumer	61,219	485	61,704
Other	1,321	451	1,772

Total	$336,346	$182,646	$518,992

     Commercial Loans. Commercial loans are made for a variety of business purposes, including working capital, inventory and equipment and capital expansion. At December 31, 2002, commercial loans outstanding totaled $93,836, or 12.61%, of the Company’s net loan portfolio. The terms for commercial loans are generally one to seven years. Commercial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, financial strength of any guarantor, liquidity, leverage, management experience, ownership structure, economic conditions and industry-specific trends and collateral. The loan to value ratio depends on the type of collateral. Generally speaking, accounts receivable are financed at 70% of accounts receivable less than 90 days past due. If other collateral is taken to support the loan, the loan to value of accounts receivable may approach 85%. Inventory financing will range between 50% and 60% depending on the borrower and nature of inventory. The Company requires a first lien position for such loans. These types of loans are generally considered to be a higher credit risk than other loans originated by the Company.

     Commercial Real Estate Loans. The Company originates commercial loans, generally to existing business customers, secured by real estate located in the Company’s market area. At December 31, 2002, commercial real estate loans totaled $342,407, or 46.00%, of the Company’s net loan portfolio. The terms of such loans are generally for 10 to 20 years and are priced based in part upon the prime rate, as reported in The Wall Street Journal. Commercial real estate loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary source of repayment, financial strength of any guarantor, strength of the tenant (if any), liquidity, leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. Generally, the Company will loan up to 80-85% of the value of improved property, 65% of the value of raw land and 75% of the value of land to be acquired and developed. A first lien on the property and assignment of lease is required if the collateral is rental property, with second lien positions considered on a case-by-case basis.

     Residential Real Estate. The Company also originates one-to-four family, owner-occupied residential mortgage loans secured by property located in the Company’s primary market area. The majority of the Company’s residential mortgage loans consists of loans secured by owner-occupied, single-family residences. At December 31, 2002, the Company had $233,128, or 31.32%, of its net loan portfolio in residential real estate loans. Residential real estate loans generally have a loan-to-value ratio of 85%. These loans are underwritten by giving consideration to the ability to pay, stability of employment or source of income, credit history and loan-to-value ratio. Home equity loans make up approximately 13% of residential real estate loans. Home equity loans may have higher loan-to-value ratios when the borrower’s repayment capacity and credit history conform to underwriting standards. Superior Financial extends sub-prime mortgages to borrowers who generally have a higher risk of default than mortgages extended by the Bank. Sub-prime mortgages totaled $11,950, or 5.13%, of the Company’s residential real estate loans.

     Mortgage loans originated by the Bank were not previously underwritten in conformity with secondary market guidelines and therefore were not readily salable. Beginning in April 1997, the Company began selling one-to-four family mortgage loans in the secondary market to Freddie Mac through the Bank’s mortgage banking operation. Sales of such loans to Freddie Mac and other mortgage investors totaled $61,728 during 2002, and the related mortgage servicing rights were sold together with the loans.

     Installment Consumer Loans. At December 31, 2002, the Company’s installment consumer loan portfolio totaled $77,644, or 10.43%, of the Company’s total net loan portfolio. The Company’s consumer loan portfolio is composed of secured and unsecured loans originated by the Bank, Superior Financial and GCB Acceptance. The consumer loans of the Bank have a higher risk of default than other loans originated by the Bank. Further, consumer loans originated by Superior Financial and GCB Acceptance, which are finance companies rather than a bank, generally have a greater risk of default than such loans originated by commercial banks and, accordingly, carry a higher interest rate. Superior Financial and GCB Acceptance installment consumer loans totaled approximately $34,456, or 44.38%, of the Company’s installment consumer loans. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

     Past Due, Special Mention, Classified and Non-Accrual Loans. The Company classifies its problem loans into three categories: past due loans, special mention loans and classified loans (both accruing and non-accruing interest).

     When management determines that a loan is no longer performing, and that collection of interest appears doubtful, the loan is placed on non-accrual status. All loans that are 90 days past due are considered non-accrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Management closely monitors all loans that are contractually 90 days past due, treated as “special mention” or otherwise classified or on non-accrual status. Non-accrual loans that are 120 days past due without assurance of repayment are charged off against the allowance for loan losses.

     The following table sets forth information with respect to the Company’s non-performing assets at the dates indicated. At these dates, the Company did not have any restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.

	At December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Loans accounted for on a non-accrual basis	$7,475	$5,857	$4,813	$2,952	$4,159
Accruing loans which are contractually past due 90 days or more as to interest or principal payments	307	871	475	996	872

Total non-performing loans	7,782	6,728	5,288	3,948	5,031
Real estate owned:
Foreclosures	4,805	2,589	1,937	1,546	920
Other real estate held and repossessed assets	767	623	350	826	607

Total non-performing assets	$13,354	$9,940	$7,575	$6,320	$6,558

     The Company’s continuing efforts to resolve non-performing loans occasionally include foreclosures, which result in the Company’s ownership of the real estate underlying the mortgage. If non-accrual loans at December 31, 2002 had been current according to their original terms and had been outstanding throughout 2002, or since origination if originated during the year, interest income on these loans would have been approximately $585. Interest actually recognized on these loans during 2002 was not significant.

     Foreclosed real estate increased $2,216, or 85.59%, to $4,805 at December 31, 2002 from $2,589 at December 31, 2001. The real estate consists of 33 properties, of which seven are commercial properties valued at $2,923, and 26 are residential properties valued at $1,882. Management expects to liquidate these properties during 2003. Management has recorded these properties at net realizable value and the subsequent sale of such properties is not expected to result in any adverse effect on the Company, subject to business and marketing conditions at the time of sale. Other repossessed assets increased $144, or 23.11%, to $767 at December 31, 2002 from $623 at December 31, 2001. This increase is primarily due to repossession activity at GCB Acceptance.

     Total impaired loans decreased by $1,686, or 15.00%, from $11,243 at December 31, 2001 to $9,557 at December 31, 2002. This decrease is reflective of reduced impaired loans at Superior Financial resulting primarily from heightened collection activity and improved underwriting discipline.

     At December 31, 2002, the Company had approximately $1,339 in loans that are not currently classified as non-accrual or 90 days past due or otherwise restructured but which known information about possible credit problems of borrowers caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms. Such loans were considered classified by the Company and were composed primarily of various consumer loans and residential real estate loans. Generally, these are bankruptcy loans that are adequately secured and management expects substantial collection of these accounts through reaffirmation or liquidation of collateral.

     Allowance for Loan Losses. The allowance for loan losses is maintained at a level which management believes is adequate to absorb all probable losses on loans then present in the loan portfolio. The amount of the allowance is affected by: (1) loan charge-offs, which decrease the allowance; (2) recoveries on loans previously charged-off, which increase the allowance; and (3) the provision of possible loan losses charged to income, which increases the allowance. In determining the provision for possible loan losses, it is necessary for management to monitor fluctuations in the allowance resulting from actual charge-offs and recoveries, and to periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions in an effort to evaluate portfolio risks. If actual losses exceed the amount of the allowance for loan losses, earnings of the Company could be adversely affected. The amount of the provision is based on management’s judgment of those risks. During the year ended December 31, 2002, the Company’s provision for loan losses increased by $1,106 to $7,065 as the Company adjusted the allowance for loan losses to a level it deemed adequate as of December 31, 2002.

     The following is a summary of activity in the allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2002	2001	2000	1999	1998

	(In thousands)
Balance at beginning of year	$11,221	$11,728	$10,332	$10,253	$9,154

Charge-offs:
Commercial	(1,216)	(411)	(429)	(298)	(440)
Commercial real estate	(956)	(997)	(537)	(302)	(87)

Subtotal	(2,172)	(1,408)	(966)	(600)	(527)
Residential real estate	(740)	(669)	(800)	(407)	—
Consumer	(4,736)	(5,753)	(6,022)	(3,010)	(2,707)
Other	—	—	—	—	—

Total charge-offs	(7,648)	(7,830)	(7,788)	(4,017)	(3,234)

Recoveries:
Commercial	54	11	43	295	216
Commercial real estate	239	54	137	—	24

Subtotal	293	65	180	295	240
Residential real estate	141	102	69	93	—
Consumer	1,514	1,197	926	575	673
Other	—	—	—	—	3

Total recoveries	1,948	1,364	1,175	963	916

Net charge-offs	(5,700)	(6,466)	(6,613)	(3,054)	(2,318)
Provision for loan losses	7,065	5,959	8,009	3,133	3,417

Balance at end of year	$12,586	$11,221	$11,728	$10,332	$10,253

Ratio of net charge-offs to average loans outstanding, net of unearned discount, during the period	.80%	0.94%	1.09%	0.60%	0.52%

Ratio of allowance for loan losses to non-performing loans	161.73%	166.78%	221.79%	261.70%	203.80%

Ratio of allowance for loan losses to total loans	1.65%	1.61%	1.72%	1.81%	2.11%

     Breakdown of allowance for loan losses by category. The following table presents an allocation among the listed categories of the Company’s allowance for loan losses at the dates indicated and the percentage of loans in each category to the total amount of loans at the respective year-ends.

	At December 31,

	2002		2001		2000

	(Dollars in thousands)
		Percent of		Percent of		Percent of
		loan in each		loan in each		loan in each
Balance at end of period		category to		category to		category to
applicable to:	Amount	total loans	Amount(1)	total loans	Amount(1)	total loans

Commercial	$1,998	12.21%	$2,072	13.66%	$1,482	12.84%
Commercial real estate	3,961	44.56%	3,144	41.93%	4,443	42.20%
Residential real estate	2,031	30.33%	1,951	29.91%	2,067	29.90%
Loans held-for-sale	12	.86%	14	1.13%	4	0.25%
Consumer	4,153	10.10%	3,581	11.41%	3,268	12.98%
Other	431	1.94%	459	1.96%	464	1.83%

Totals	$12,586	100.00%	$11,221	100.00%	$11,728	100.00%

(1)	Balances related to certain loan categories have been reclassified in prior years to reflect revised allocation methods used in 2002.

Investment Activities

     General. The Company maintains a portfolio of investments to provide liquidity and an additional source of income.

     Securities by Category. The following table sets forth the carrying value of the securities, by major categories, held by the Company at December 31, 2002, 2001 and 2000.

	At December 31,

	2002	2001	2000

	(In thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$448	$833	$1,866

Total	$448	$833	$1,866

Securities Available for Sale:
U.S. Treasury securities and obligations of U.S. Government, corporations and agencies	$25,769	$20,695	$45,242
Obligations of state and political subdivisions	1,053	1,372	1,416
Trust Preferred Securities	6,500	6,500	—

Total	$33,322	$28,567	$46,658

     Maturity Distributions of Securities. The following table sets forth the distributions of maturities of securities at amortized cost as of December 31, 2002.

		Due After One
	Due in One	Year through	Due After Five Years	Due
	Year or Less	Five Years	through 10 Years	After 10 Years	Total

	(Dollars in thousands)
Federal agency obligations – available for sale	$7,259	$9,659	$2,213	$6,397	$25,528
Obligations of state and political subdivisions – available for sale	150	—	893	—	1,043
Obligations of state and political subdivisions – held to maturity	—	—	98	350	448
Other securities – available for sale	—	—	—	6,500	6,500

Subtotal	$7,409	$9,659	$3,204	$13,247	$33,519
Market value adjustment on available-for-sale securities	88	25	32	106	251

Total	$7,497	$9,684	$3,236	$13,353	$33,770

Weighted average yield (a)	3.08%	3.07%	4.53%	5.63%	4.23%

(a)	Actual yields on tax-exempt obligations do not differ materially from yields computed on a tax equivalent basis.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Deposits

     Deposits are the primary source of funds for the Company. Such deposits consist of checking accounts, regular savings deposits, NOW accounts, Money Market Accounts and market rate Certificates of Deposit. Deposits are attracted from individuals, partnerships and corporations in the Company’s market area. In addition, the Company obtains deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions. The Company’s policy permits the acceptance of limited amounts of brokered deposits.

     The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.

	Year Ended December 31,

	2002		2001		2000

	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid

	(Dollars in thousands)
Types of deposits (all in domestic offices):
Non-interest-bearing demand deposits	$63,373	—	$49,773	—	$46,010	—
Interest-bearing demand deposits	217,249	1.06%	162,917	2.00%	148,428	2.67%
Savings deposits	51,854	.95%	45,137	1.80%	45,461	2.55%
Time deposits	344,059	3.62%	375,825	5.47%	353,278	5.71%

Total deposits	$676,535		$633,652		$593,177

     The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2002.

Certificates of
Maturity Period	Deposits

(In thousands)
Three months or less	$38,833
Over three through six months	24,647
Over six through twelve months	15,980
Over twelve months	42,101

Total	$121,561

Competition

     To compete effectively, the Company relies substantially on local commercial activity; personal contacts by its directors, officers, other employees and shareholders; personalized services; and its reputation in the communities it serves.

     According to data as of June 30, 2002 published by SNL Financial LC and using information from the FDIC, the Bank ranked as the largest independent commercial bank in its market area, which includes Greene, Hamblen, Hawkins, Sullivan, Washington, Madison, Loudon, Blount and McMinn Counties, Tennessee and portions of Cocke, Monroe and Jefferson Counties, Tennessee. In Greene County, there were seven commercial banks and one savings bank, operating 25 branches and holding an aggregate of approximately $780 million in deposits as of June 30, 2002.

     Under the federal Bank Holding Company Act of 1956 (the “Holding Company Act”), as amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), Tennessee banks and their holding companies may be acquired by out-of-state banks or their holding companies, and Tennessee banks and their holding companies may acquire out-of-state banks without regard to whether the transaction is prohibited by the laws of any state. In addition, the federal banking agencies may approve interstate merger transactions without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks opts out of the Riegle-Neal Act by adopting a law that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. The effect of the Riegle-Neal Act may be to increase competition within the state of Tennessee among banking institutions located in Tennessee and from banking companies located anywhere in the country.

Employees

     As of December 31, 2002 the Company employed 386 full-time equivalent employees. None of the Company’s employees are presently represented by a union or covered under a collective bargaining agreement. Management considers relations with employees to be good.

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

     Bank Holding Company Regulation. The Company is registered as a bank holding company under the Holding Company Act and, as such, subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve Board (the “FRB”).

     Acquisitions and Mergers. Under the Holding Company Act, a bank holding company must obtain the prior approval of the FRB before (1) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. Also, any company must obtain approval of the FRB prior to acquiring control of the Company or the Bank. For purposes of the Holding Company Act, “control” is defined as ownership of more than 25% of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank.

     The Holding Company Act, as amended by the Riegle-Neal Act, generally permits the FRB to approve interstate bank acquisitions by bank holding companies without regard to any prohibitions of state law. See “Competition.”

     The Change in Bank Control Act and the related regulations of the FRB require any person or persons acting in concert (except for companies required to make application under the Holding Company Act), to file a written notice with the FRB before such person or persons may acquire control of the Company or the Bank. The Change in Bank Control Act defines “control” as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank.

     Bank holding companies like the Company are currently prohibited from engaging in activities other than banking and activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. The FRB’s regulations contain a list of permissible nonbanking activities that are closely related to banking or managing or controlling banks. A bank holding company must file an application or notice with the Federal Reserve prior to acquiring more than 5% of the voting shares of a company engaged in such activities. Financial modernization legislation enacted on November 12, 1999, however, greatly broadened the scope of activities permissible for bank holding companies. Effective March 11, 2000, this legislation permits bank holding companies, upon classification as financial holding companies, to engage in a broad variety of activities “financial” in nature.

     Capital Requirements. The Company is also subject to FRB guidelines that require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “Capital Requirements.”

     Dividends. The FRB has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The FRB has issued a policy statement expressing its view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company’s capital needs, asset quality, and overall financial condition. The Company does not believe this policy statement will limit the Company’s activity to maintain its dividend payment rate.

     Support of Banking Subsidiaries. Under FRB policy, the Company is expected to act as a source of financial strength to its banking subsidiaries and, where required, to commit resources to support each of such subsidiaries. Further, if the Bank’s capital levels were to fall below minimum regulatory guidelines, the Bank would need to develop a capital plan to increase its capital levels and the Company would be required to guarantee the Bank’s compliance with the capital plan in order for such plan to be accepted by the federal regulatory authority.

     Under the “cross guarantee” provisions of the Federal Deposit Insurance Act (the “FDI Act”), any FDIC-insured subsidiary of the Company such as the Bank could be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of any other FDIC-insured subsidiary also controlled by the Company or (ii) any assistance provided by the FDIC to any FDIC-insured subsidiary of the Company in danger of default.

     Transactions with Affiliates. The Federal Reserve Act imposes legal restrictions on the quality and amount of credit that a bank holding company or its non-bank subsidiaries (“affiliates”) may obtain from bank subsidiaries of the holding company. For instance, these restrictions generally require that any such extensions of credit by a bank to its affiliates be on nonpreferential terms and be secured by designated amounts of specified collateral. Further, a bank’s ability to lend to its affiliates is limited to 10% per affiliate (20% in the aggregate to all affiliates) of the bank’s capital and surplus.

     Bank Regulation. As a Tennessee banking institution, the Bank is subject to regulation, supervision and regular examination by the Banking Department. The deposits of the Bank are insured by the FDIC to the maximum extent provided by law (a maximum of $100,000 for each insured depositor). Tennessee and federal banking laws and regulations control, among other things, required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, and establishment of branches and other aspects of the Bank’s operations. Supervision, regulation and examination of the Company and the Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of the Common Stock of the Company.

     Extensions of Credit. Under joint regulations of the federal banking agencies, including the FDIC, banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. A bank’s real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the “Interagency Guidelines”) that have been adopted by the federal bank regulators. The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the loan-to-value limits specified in the Guidelines for the various types of real estate loans. The Interagency Guidelines state that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits. The aggregate amount of loans in excess of the supervisory loan-to-value limits, however, should not exceed 100% of total capital and the total of such loans secured by commercial, agricultural, multifamily and other non-one-to-four family residential properties should not exceed 30% of total capital.

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

     Safety and Soundness Standards. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required the federal bank regulatory agencies to prescribe, by regulation, non-capital safety and soundness standards for all insured depository institutions and depository institution holding companies. The FDIC and the other federal banking agencies have adopted guidelines prescribing safety and soundness standards pursuant to FDICIA. The safety and soundness guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. Among other things, the guidelines require banks to maintain appropriate systems and practices to identify and manage risks and exposures identified in the guidelines.

     Capital Requirements. The FRB has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies, and the FDIC has established similar guidelines for state-chartered banks that are not members of the FRB. The regulations of the FRB and FDIC impose two sets of capital adequacy requirements: minimum leverage rules, which require the maintenance of a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At December 31, 2002, the Company and the Bank satisfied the minimum required regulatory capital requirements. See Note 11 of Notes to Consolidated Financial Statements.

     The FDIC has issued final regulations that classify insured depository institutions by capital levels and require the appropriate federal banking regulator to take prompt action to resolve the problems of any institution that fails to satisfy the capital standards. Under such regulations, a “well-capitalized” bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. As of December 31, 2002, the Bank was “well-capitalized” as defined by the regulations. See Note 11 of Notes to Consolidated Financial Statements for further information.

     Legislative, Legal and Regulatory Developments: The banking industry is generally subject to extensive regulatory oversight. The Company, as a publicly held bank holding company, and the Bank, as a state-chartered bank with deposits insured by the FDIC, are subject to a number of laws and regulations. Many of these laws and regulations have undergone significant change in recent years. These laws and regulations impose restrictions on activities, minimum capital requirements, lending and deposit restrictions and numerous other requirements. Future changes to these laws and regulations, and other new financial services laws and regulations, are likely and cannot be predicted with certainty. Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a dramatic and potentially adverse impact on the Company and its bank and other subsidiaries.

     FDIC. The FDIC and members of the United States Congress have recently proposed new legislation that would reform the bank deposit insurance system. This reform could merge BIF and SAIF insurance funds, increase the deposit insurance coverage limits and index future coverage limitations, among other changes. Most significantly, reform proposals could allow the FDIC to raise or lower (within certain limits) the currently mandated designated reserve ratio requiring the FDIC to maintain a 1.25% reserve ratio ($1.25 against $100 of insured deposits), and require certain changes in the calculation methodology. Although it is too early to predict the ultimate impact of such proposals, they could, if adopted, result in the imposition of additional deposit insurance premium costs on the Company.

     Sarbanes Oxley Act. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the S-O Act) implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards, and will be funded by fees from all publicly traded companies, the law restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any permissible non-audit services being provided to an audit client will require pre-approval by a company’s audit committee members. In addition, the audit partners must be rotated. Chief executive officers and chief financial officers, or their equivalent, are required to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (“SEC”), subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the S-O Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself. Longer prison terms and increased penalties will be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted.

     The S-O Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with a company’s “registered public accounting firm” (“RPAF”). Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is an “audit committee financial expert” and if not, why not. Under the S-O Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer, or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The S-O Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate, or mislead any independent public or certified accountant engaged in the audit of a company’s financial statements for the purpose of rendering the financial statement’s materially misleading.

     The Company’s board is determined to continue a corporate governance structure that meets or exceeds the requirements of the S-O Act.

     Additional SEC Reforms. In addition, in September 2002, the SEC issued its final ruling requiring the acceleration of filing dates for periodic reports such as the Company’s Form 10-K and its quarterly reports on Form 10-Q. The rule applies to all companies, including the Company, that have a public float of at least $75 million, that have been subject to the SEC’s reporting requirements for at least 12 calendar months and have previously filed at least one annual report. Companies subject to this accelerated requirement must file their annual reports on Form 10-K for 2002 within the usual 90 day period following year-end, but that period is shortened to 75 days for 2003 and then finally to 60 days for 2004 and later years. Similarly, the quarterly reports on Form 10-Q for such companies will still be required to be filed within 45 days after quarter-end during 2003, shortened to 40 days for 2004 and 35 days for 2005 and later years.

     Nasdaq. Also during 2002, the Nasdaq proposed numerous corporate governance rules intended to address a heightened public perception of shortcomings in corporate accountability among public companies generally.

These rules, if adopted, would affect the Company because its common stock is listed on the Nasdaq National Market System under the symbol “GCBS.” The proposed changes include ensuring that a majority of a board of directors are independent of management, establishing and publishing a code of conduct for directors and officers and requiring stockholder approval of all new stock option plans and all modifications. These rules are still tentative in nature because they are subject to SEC review and approval, which is expected to occur later this year and would then be followed by an anticipated six-month transition period.

     USA Patriot Act. The President of the United States signed the USA Patriot Act (“USA-PA”), into law on October 26, 2001. The USA-PA establishes a wide variety of new and enhanced ways of combating international terrorism. The provisions that affect national banks (and other financial institutions) most directly are contained in Title III of the act. In general, Title III amends current law - primarily the Bank Secrecy Act - to provide the Secretary of Treasury (Treasury) and other departments and agencies of the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes.

     Among other things, the USA-PA prohibits financial institutions from doing business with foreign “shell” banks and requires increased due diligence for private banking transactions and correspondent accounts for foreign banks. In addition, financial institutions will have to follow new minimum verification of identity standards for all new accounts and will be permitted to share information with law enforcement authorities under circumstances that were not previously permitted. These and other provisions of the USA-PA became effective at varying times and the Treasury and various federal banking agencies are responsible for issuing regulations to implement the new law.

Executive Officers of the Registrant

     The following table sets forth information regarding the executive officers of the Company.

	Age At
Name	December 31, 2002	Title

R. Stan Puckett	46	Chairman of the Board and Chief Executive Officer
Kenneth R. Vaught	38	President and Chief Operating Officer
William F. Richmond	53	Senior Vice President and Chief Financial Officer

     R. Stan Puckett currently serves as Chief Executive Officer of the Company and has held that position since 1990. He also is currently Chairman of the Board of Directors. He has served as Chief Executive Officer of the Bank since February 1989. He is a graduate of Bristol University with a degree in business administration. He served as President of First American National Bank of Johnson City, Tennessee from December 1987 to February 1989 and as its Vice President from June 1986 to December 1987. He was Assistant Vice President of First Union National Bank in Asheville, North Carolina from September 1983 to June 1986 and served as commercial loan officer of Signet Bank in Bristol, Virginia from September 1977 to June 1983.

     Kenneth R. Vaught currently serves as President and Chief Operating Officer of the Company and the Bank and has held that position since June 2002. He also was elected to the Board of Directors on that date. Prior to joining the Company Mr. Vaught began his banking career in 1987 as a Management Trainee with Hamilton Bank (SunTrust affiliate) in Johnson City, Tennessee. He later joined First Tennessee Bank in 1989 as a Commercial Loan Officer. In 1991, he was promoted to Vice President and transferred to First Tennessee Bank, Maryville, Tennessee. He left First Tennessee Bank in 1998 as Senior Vice President and Commercial Banking Manager to join Greene County Bank. He is a graduate of East Tennessee State University with a degree in Finance.

     William F. Richmond joined the Company in February 1996 and currently serves as Senior Vice President and Chief Financial Officer of the Company and the Bank. Prior to joining the Company, Mr. Richmond served, subsequent to the acquisition of Heritage Federal Bancshares, Inc. (“Heritage”) by First American Corporation (now a part of AmSouth Bancorporation), as transition coordinator for various financial matters from November 1995 through January 1996. Heritage was the parent of Heritage Federal Bank for Savings located in Kingsport, Tennessee. He served as Senior Vice President and Chief Financial Officer for Heritage from June 1991 through October 1995 and as controller from April 1985 through May 1991. He has been active in community activities in the Tri-Cities, Tennessee area, having served on the Board of Directors of Boys and Girls Club, Inc. and as President of the Tri-Cities Estate Planning Council. He has served in various capacities with the United Way of Greater Kingsport and is a Paul Harris Fellow in Rotary International. He holds a B.S. in Commerce with Distinction from the University of Virginia and also an M.B.A. from the Colgate Darden Graduate School of Business Administration at the University of Virginia. He is licensed as a Certified Public Accountant in Virginia and Tennessee and is also a Certified Financial Planner.

Additional Information

     The Company maintains a code of conduct that is applicable to all employees. Further, the Company has adopted an additional code of ethics applicable to its Chief Executive Officer, Chief Financial Officer and Accounting Manager. This code, which requires continued observance of high ethical standards such as honesty, integrity and compliance with the law in the conduct of the Company’s business, is available for public access on the Company’s internet website, www.mybankconnection.com, under the Investor Relations section.

     We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge (other than an investor’s own Internet access charges) through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. In addition, we intend to disclose on our website any amendments to or waivers from our code of ethics that are required to be publicly disclosed pursuant to rules of the SEC.

ITEM 2.      PROPERTIES

     At December 31, 2002, the Company maintained a main office in Greeneville, Tennessee and 30 bank branches (of which six are in leased operating premises) and 11 separate locations operated by the Bank’s subsidiaries.

ITEM 3.      LEGAL PROCEEDINGS

     From time to time, the Company and its subsidiaries are parties to various legal proceedings incident to its business. At December 31, 2002, there were no legal proceedings which management anticipates would have a material adverse effect on the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 2002 to a vote of security holders of the Company through a solicitation of proxies or otherwise.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On March 19, 2003, Greene County Bancshares had 6,820,540 shares of common stock outstanding. The Company’s shares began trading on the Nasdaq National Market on October 1, 2002, under the symbol GCBS. Prior to that time, there was no established trading market for the Company’s Stock. As of March 19, 2003, the Company estimates that it had approximately 2,100 shareholders, including approximately 1,800 shareholders of record and approximately 300 beneficial owners holding shares in nominee or “street” name.

     The following table sets forth the high and low common stock prices per Nasdaq quotations for the fourth quarter of 2002, and certain information known to management as to the price of the Company’s common stock at the end of each of the first three quarters of 2002 and the end of each of the quarters in 2001. The table also sets forth the dividend per share paid each quarter during 2002 and 2001.

	Sales Price at	High/Low Sales Price	Dividends Declared
	Quarter-End(1)	During Quarter(1)	Per Share(2)

2002:
First quarter	$16.00	$—	$0.12
Second quarter	16.50	—	0.12
Third quarter	16.50	—	0.12
Fourth quarter	—	19.75/16.90	0.22

			$0.58

2001:
First quarter	$32.00	$—	$0.12
Second quarter	26.88	—	0.12
Third quarter	18.00	—	0.12
Fourth quarter	16.00	—	0.20

			$0.56

(1)	Prior to the listing of the Common Stock on the Nasdaq National Market in the fourth quarter of 2002, there was not an established public trading market in which shares of the Common Stock were regularly traded, nor were there any uniformly quoted prices for such shares. Management was therefore unable to determine high and low market prices each quarter on a consistent and reliable basis during that time. Accordingly, only quarter-end sales prices were disclosed using best information available at the time. Beginning with the fourth quarter of 2002, quarterly information will be presented based upon trading of the Common Stock on the Nasdaq National Market.

(2)	For information regarding restrictions on the payment of dividends by the Bank to the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources” in this Annual Report. See also Note 11 of Notes to Consolidated Financial Statements.

ITEM 6.     SELECTED FINANCIAL DATA

	2002	2001	2000	1999	1998

	(Dollars in Thousands)
Total interest income	$59,929	$67,964	$67,696	$55,229	$50,792
Total interest expense	18,680	28,463	29,143	19,742	18,572

Net interest income	41,249	39,501	38,553	35,487	32,220
Provision for loan losses	(7,065)	(5,959)	(8,009)	(3,133)	(3,417)

Net interest income after provision for loan losses	34,184	33,542	30,544	32,354	28,803
Non-interest income:
Investment securities gains	46	—	—	—	—
Other income	10,484	9,593	6,568	6,331	4,555
Non-interest expense	(29,199)	(28,665)	(29,393)	(24,610)	(20,462)

Income before income taxes	15,515	14,470	7,719	14,075	12,896
Income tax expense	(5,702)	(5,047)	(2,206)	(5,250)	(4,690)

Net income	$9,813	$9,423	$5,513	$8,825	$8,206

Per Share Data:[1]
Net income, basic	$1.44	$1.38	$.81	$1.30	$1.21
Net income, assuming dilution	$1.43	$1.38	$.80	$1.29	$1.20
Dividends declared	$.58	$0.56	$0.55	$0.52	$0.46
Book value	$10.94	$10.06	$9.24	$8.94	$8.16
Financial Condition Data:
Assets	$899,396	$811,612	$789,117	$656,012	$568,179
Loans, net	$744,317	$679,271	$657,065	$546,897	$466,661
Cash and investments	$61,980	$57,470	$76,816	$72,223	$49,939
Federal funds sold	$39,493	$25,621	$8,130	$—	$24,300
Deposits	$719,323	$653,913	$648,641	$522,382	$459,183
Notes Payable	$82,359	$67,978	$59,949	$46,309	$36,627
Federal funds purchased and repurchase agreements	$10,038	$10,375	$4,713	$14,581	$7,216
Shareholders’ equity	$74,595	$68,627	$63,010	$60,772	$55,386
Selected Ratios:
Interest rate spread	4.99%	4.98%	5.18%	5.90%	5.96%
Net yield on interest-earning assets	5.29%	5.41%	5.67%	6.39%	6.53%
Return on average assets	1.17%	1.20%	0.75%	1.47%	1.56%
Return on average equity	13.40%	13.96%	8.58%	14.90%	15.63%
Average equity to average assets	8.72%	8.59%	8.78%	9.89%	9.97%
Dividend payout ratio	40.31%	40.53%	68.22%	40.02%	37.99%
Ratio of nonperforming assets to total assets	1.48%	1.22%	0.96%	0.96%	1.15%
Ratio of allowance for loan losses to Nonperforming assets	94.24%	112.89%	154.83%	163.48%	156.34%
Ratio of allowance for loan losses to total loans	1.65%	1.61%	1.72%	1.81%	2.11%

[1]	Amounts have been restated to reflect the effect of the Company’s five-for-one stock split effected May 2001.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

     The Company’s consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods.

     Management continually evaluates the Company’s accounting policies and estimates it uses to prepare the consolidated financial statements. In general, management’s estimates are based on historical experience, information from regulators and third party professionals and various assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

     The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses. Based on management’s calculation, an allowance of $12,586, or 1.65%, of total loans was an adequate estimate of losses within the loan portfolio as of December 31, 2002. This estimate resulted in a provision for loan losses on the income statement of $7,065 during 2002. If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected. For further discussion of the allowance for loan losses and a detailed description of the methodology management uses in determining the adequacy of the allowance, see “BUSINESS – Lending Activities – Allowance for Loan Losses” located earlier, and “Changes in Results of Operations – Provision for Loan Losses” located below.

Changes in Results of Operations

     Net income. Net income for 2002 was $9,813, an increase of $390, or 4.14%, as compared to net income of $9,423 for 2001. The increase is primarily attributable to an increase in net interest income of $1,748, or 4.43%, to $41,249 in 2002 from $39,501 in 2001 and an increase in noninterest income of $937, or 9.77%, to $10,530 in 2002 from $9,593 in 2001, offset, in part, by an increase of $1,106, or 18.56%, in the provision for loan losses to $7,065 in 2002 from $5,959 in 2001. The increase in net interest income primarily reflects an increased volume in loans and investment securities that more than offset the overall negative rate effect associated with the downward repricing of both the Company’s interest-earning assets and interest-bearing liabilities. The increase in noninterest income resulted from the Company’s continued emphasis on fee-based income, particularly in the non-deposit products and electronic banking areas. The increase in the provision for loan losses results primarily from the increase in the Company’s non-performing assets during and as of the year ended December 31, 2002 as a result of declining credit quality in the Bank.

     Net income for 2001 was $9,423, an increase of $3,910, or 70.92%, as compared to net income of $5,513 for 2000. The increase is primarily attributable to an increase in non-interest income of $3,025, or 46.06%, to $9,593 in 2001 from $6,568 in 2000 and a decrease of $2,050, or 25.60%, in the provision for loan loss to $5,959 in 2001 from $8,009 in 2000. The increase in non-interest income resulted from the Company’s continued emphasis on fee-based income and the related growth in its lending activities. The decline in the provision for loan losses reflects the adjustment in 2001 of the allowance for loan losses to a level that management deemed adequate. Even with the decline in the provision, the Company’s allowance for loan losses was 112.89% of its non-performing assets.

     Net Interest Income. The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors that affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. During 2002, net interest income was $41,249 as compared to $39,501 in 2001, an increase of 4.43%. This increase was due primarily to an increase in average balances of all interest-earning assets, including loans, investment securities and other short-term investments. Average loan balances increased $25,114, or 3.64%, to $715,447 in 2002 from $690,333 in 2001; average investment security balances increased $20,558, or 90.83%, to $43,192 in 2002 from $22,634 in 2001; and average other short-term investment balances increased $4,332, or 25.47%, to $21,339 in 2002 from $17,007 in 2001. While average balances of total interest-bearing liabilities also increased in 2002 from 2001, particularly in savings, NOW and money market deposit accounts as a primary result of the Company’s emphasis on such types of deposits as a loan funding source, this average-balance increase did not reduce the Company’s net interest income due to the overall mix of the Company’s deposit base. The Company’s yield on average loans during 2002 continued to decrease, as compared to 2001, as a result of (a) the Company’s aggressive loan pricing in order to obtain market share in new markets and increase share in existing markets and (b) the continued downward adjustment in loans tied to market rates. While the Company’s rate on average interest-bearing liabilities also declined, as rate-sensitive liabilities continued to price downward in a declining rate environment, this decline was not sufficient to completely offset the decline in yield on average interest-earning assets. In the aggregate, the Company’s net interest margin declined in 2002 from 2001, although the decline was less than the decrease in 2001 from 2000. In view of the Company’s asset-sensitive position, management anticipates further declines in net interest margin if product mixes remain relatively unchanged and interest rates continue to decline.

     Average Balances, Interest Rates and Yields. Net interest income is affected by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest rate spread”) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. When the total of interest-earning assets approximates or exceeds the total of interest-bearing liabilities, any positive interest rate spread will generate net interest income. An indication of the effectiveness of an institution’s net interest income management is its “net yield on interest-earning assets,” which is net interest income divided by average interest-earning assets.

     The following table sets forth certain information relating to the Company’s consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented.

	2002			2001			2000

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Loans[1]
Real estate loans	$535,037	$37,139	6.94%	$496,304	$41,219	8.31%	$448,808	$39,316	8.76%
Commercial loans	93,525	5,724	6.12%	98,260	7,789	7.93%	80,399	7,646	9.51%
Consumer and other loans-net[2]	86,885	10,233	11.78%	95,769	11,610	12.12%	79,144	11,304	14.28%
Fees on loans								4,608

Total loans (including fees)	$715,447	$57,859	8.09%	$690,333	$65,970	9.56%	$608,351	$62,874	10.34%

Investment securities[3]
Taxable	$37,790	$1,490	3.94%	$16,294	$1,010	6.20%	$44,427	$3,153	7.10%
Tax-exempt[4]	787	25	3.18%	1,973	87	4.41%	3,213	140	4.36%
FHLB and Bankers Bank Stock	4,615	209	4.53%	4,367	289	6.62%	3,986	288	7.23%

Total investment securities	$43,192	$1,724	3.99%	$22,634	$1,386	6.12%	$51,626	$3,581	6.94%
Other short-term Investments	21,339	346	1.62%	17,007	608	3.57%	19,495	1,241	6.37%

Total interest-Earning assets	$779,978	$59,929	7.68%	$729,974	$67,964	9.31%	$679,472	$67,696	9.96%

Non-interest-earning assets:
Cash and due from banks	$22,615			$21,163			$21,757
Premises and equipment	25,776			25,092			21,351
Other, less allowance for loan losses	11,669			9,567			8,471

Total non-interest-Earning assets	$60,060			$55,822			$51,579

Total Assets	$840,038			$785,796			$731,051

[1]	Average loan balances include nonaccrual loans. Interest income collected on nonaccrual loans has been included.

[2]	Installment loans are stated net of unearned income.

[3]	The average balance of and the related yield associated with securities available for sale are based on the cost of such securities.

[4]	Tax exempt income has not been adjusted to tax-equivalent basis since it is not material.

	2002			2001			2000

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

			(Dollars in Thousands)
Interest-bearing liabilities:
Deposits
Savings, NOW Accounts, and money markets	$269,103	$2,803	1.04%	$208,054	$4,066	1.95%	$193,889	$5,116	2.64%
Time deposits	344,059	12,463	3.62%	375,825	20,557	5.47%	353,278	20,175	5.71%

Total deposits	$613,162	$15,266	2.49%	$583,879	$24,623	4.22%	$547,167	$25,291	4.62%
Securities sold under repurchase agreements and short-term borrowings	17,133	192	1.12%	7,620	181	2.38%	6,036	304	5.04%
Notes Payable	63,014	3,222	5.11%	66,301	3,659	5.52%	56,934	3,548	6.23%

Total interest-bearing Liabilities	$693,309	$18,680	2.69%	$657,800	$28,463	4.33%	$610,137	$29,143	4.78%
Non-interest-bearing liabilities:
Demand deposits	$63,373			$49,773			$46,010
Other liabilities	10,122			10,740			10,685

Total liabilities	$73,495			$60,513			$56,695
Stockholders’ equity	73,234			67,483			64,219

Total liabilities and Stockholders’ equity	$840,038			$785,796			$731,051

Net interest income		$41,249			$39,501			$38,553

Margin analysis:
Interest rate spread			4.99%			4.98%			5.18%
Net yield on interest-earning assets (net interest margin)			5.29%			5.41%			5.67%

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

	2002 vs. 2001				2001 vs. 2000

			Rate/	Total			Rate/	Total
	Volume	Rate	Volume	Change	Volume	Rate	Volume	Change

	(In thousands)
Interest Income:
Loans net of unearned income	$2,400	$(10,142)	$(369)	$(8,111)	$8,473	$(4,738)	$(639)	$3,096
Investment securities:
Taxable	1,332	(367)	(485)	480	(1,997)	(399)	253	(2,143)
Tax exempt	(52)	(25)	15	(62)	(54)	2	(1)	(53)
FHLB and Bankers Bank Stock	17	(92)	(5)	(80)	28	(25)	(2)	1
Other short-term investments	157	(328)	(91)	(262)	(193)	(543)	103	(633)

Total interest income	3,854	(10,954)	(935)	(8,035)	6,257	(5,703)	(286)	268

Interest Expense:
Savings, NOW accounts, and Money market accounts	908	(1,840)	(331)	(1,263)	501	(1,408)	(143)	(1,050)
Time deposits	(1,738)	(6,943)	587	(8,094)	1,287	(851)	(54)	382
Short-term borrowings	316	(115)	(190)	11	61	(168)	(16)	(123)
Debt	(193)	(273)	29	(437)	436	(472)	147	111

Total interest expense	(707)	(9,171)	95	(9,783)	2,285	(2,899)	(66)	(680)

Net interest income	$4,561	$(1,783)	$(1,030)	$1,748	$3,972	$(2,804)	$(220)	$948

     At December 31, 2002, loans outstanding and loans held-for-sale, net of unearned income and allowance for loan losses, were $744,317 compared to $679,271 at 2001 year end. The increase is primarily due to the combination of increased loan demand, lenders’ first-hand knowledge of the local lending markets and competitive loan rates. Average outstanding loans, net of unearned interest, for 2002 were $715,447, an increase of 3.64% from the 2001 average of $690,333. Average outstanding loans for 2000 were $608,351. The growth in average loans for the past three years can be attributed to the Company’s continuing market expansion into surrounding counties through the Company’s branch network and aggressive programs with respect to loan production and pricing. The Company continued its branch expansion with the opening of a new full-service branch in Loudon County, Tennessee during 2002 and a loan production office in Bristol, Virginia in January 2003. In 2002, the Company also consolidated one office of Superior Financial into its existing branch structure in order to enhance operating efficiencies.

     Average investment securities for 2002 were $43,192, compared to $22,634 in 2001, and $51,626 in 2000. The increase of $20,558, or 90.83%, from 2001 to 2002 primarily reflects the purchase of federal agency securities during 2002, funded principally by increases in transactional deposit account balances. The decrease of $28,992, or 56.16%, from 2000 to 2001 primarily reflects the purchase of $25,000 of federal agency securities at the beginning of 2000 for the principal purpose of pledging public deposits. Such securities were not held throughout 2001. In 2002, the average yield on investments was 3.99%, a significant decrease from the 6.12% yield in 2001 and the 6.94% yield in 2000. This trend of decreasing investment yield primarily reflects (a) the calling of a substantial amount of the Company’s investment securities in a declining interest rate environment and (b) the negative effect of lower rates on the Company’s adjustable-rate investment securities. Income provided by the investment portfolio in 2002 was $1,724 as compared to $1,386 in 2001 and $3,581 in 2000.

     Provision for Loan Losses. Management assesses the adequacy of the allowance for loan losses by considering a combination of regulatory and credit risk criteria. The entire loan portfolio is graded and potential loss factors are assigned accordingly. The potential loss factors for impaired loans are assigned based on regulatory guidelines. The regulatory criteria are set forth in the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The potential loss factors associated with unimpaired loans are based on a combination of both internal and industry net loss experience, as well as management’s review of trends within the portfolio and related industries.

     Generally, commercial, commercial real estate and residential real estate loans are assigned a level of risk at inception. Thereafter, these loans are reviewed on an ongoing basis. The review includes loan payment and collateral status, borrowers’ financial data and borrowers’ internal operating factors such as cash flows, operating income, liquidity, leverage and loan documentation, and any significant change can result in an increase or decrease in the loan’s assigned risk grade. Aggregate dollar volume by risk grade is monitored on an ongoing basis. The establishment of and any changes to risk grades for consumer loans are generally based upon payment performance.

     The Bank generally maintains only a general loan loss allowance, which is increased or decreased based on management’s assessment of the overall risk of its loan portfolio. Occasionally, a portion of the allowance may be allocated to a specific loan to reflect unusual circumstances associated with that loan.

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

     The Company’s provision for loan losses increased $1,106, or 18.56%, to $7,065 in 2002 from $5,959 in 2001. Management recognized the need to substantially increase the provision from $3,133 in 1999 to $8,009 in 2000 to address greater loss experience throughout the Company. In 2001, management determined that loan losses had stabilized; accordingly, management concluded that the same level of provisions as made in 2000 was not necessary. In 2002, net charge-offs in Superior Financial and GCB Acceptance were $1,606 and $1,260, respectively, and $2,834 in the Bank, totaling $5,700. Although net charge-offs declined $766 to $5,700 in 2002 from $6,466 in 2001, management increased the provision in 2002 because of its concerns related to accelerated loan growth and the higher level of charge-off activity in commercial real estate and commercial loans. Such net charge-offs and increase in non-performing loans were a result of a decline in loan quality, continued implementation of an aggressive charge-off policy, a downturn in the local and regional economy, and significantly high bankruptcy rates in Tennessee. Assuming no further deterioration of the local and regional economy, and based upon information presently available, management anticipates that net charge-offs within the Company’s overall loan portfolios should continue the stabilized trend.

     The ratio of non-performing assets to total assets was 1.48% at December 31, 2002 and 1.22% at December 31, 2001. Primarily due to the Company’s increase in non-performing assets, the ratio of the Company’s allowance for loan losses to non-performing assets decreased in 2002 to 94.24% from 112.89% in 2001. Total non-performing loans increased $1,054, or 15.67%, from $6,728 at December 31, 2001 to $7,782 at December 31, 2002. Non-accrual loans, which are non-performing loans as to which the Bank no longer recognizes interest income, increased $1,618, or 27.63%, to $7,475 at December 31, 2002 from $5,857 at December 31, 2001. The increase consists primarily of additional non-accrual loans at the Bank principally due to three business bankruptcies. Generally, these business bankrupt accounts are adequately secured and management does not expect any significant losses as a result of the bankruptcy reaffirmation or collateral liquidation. For further discussion of non-performing assets as it relates to foreclosed real estate, see “BUSINESS – Lending Activities – Past Due, Special Mention, Classified and Non-Accrual Loans” located earlier.

     To further manage its credit risk on loans, the Company maintains a “watch list” of loans that, although currently performing, have characteristics that require closer supervision by management. At December 31, 2002, the Company had identified approximately $27,071 in loans that were placed on its “watch list,” a significant increase from the approximate $15,100 as of December 31, 2001. During 2002, management revised its policy to increase the number of distinguishing characteristics that causes a loan to be considered a “watch list” loan. Management believes the increased level of “watch list” loans is not an indication of further credit quality deterioration but, rather, is the result of improved risk management processes.

     Non-Interest Income. Non-interest income, which is income that is not related to interest-earning assets and consists primarily of service charges, commissions and fees, has become more important as increases in levels of interest-bearing deposits and other liabilities make it more difficult to maintain interest rate spreads.

     Total non-interest income for 2002 increased to $10,530 as compared to $9,593 in 2001 and $6,568 in 2000. The largest components of non-interest income are service charges, commissions and fees, which totaled $8,266 in 2002, $7,606 in 2001 and $5,200 in 2000. The increase in 2002 was due primarily to service charges and fees associated with 2002 deposit growth, particularly in transactional accounts, and attendant electronic banking fees. Loan-related fee income, primarily generated by the Company’s mortgage division and associated with loans held for sale, declined slightly in 2002 from 2001, reflecting some softness in the economies located within the Company’s market areas. Management does not anticipate any significant increase in service charge and fee income in the near future absent continued deposit growth and an expanding mortgage lending market.

     Other non-interest income increased $231, or 11.63%, to $2,218 in 2002 as compared to $1,987 and $1,368 in 2001 and 2000, respectively. The increase in 2002 is reflective mainly of additional fees generated by the Company’s non-deposit products program, as well as net gains on the sale of fixed assets.

     Non-Interest Expense. Control of non-interest expense also is an important aspect in managing net income. Non-interest expense includes, among others, personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage and Federal Deposit Insurance Corporation assessments. Total non-interest expense was $29,199 in 2002, compared to $28,665 in 2001 and $29,393 in 2000.

     Personnel costs are the primary element of the Company’s non-interest expenses. In 2002, salaries and benefits represented $17,046, or 58.38%, of total non-interest expenses. This was an increase of only $69, or .41%, over 2001’s total of $16,977. Personnel cost for 2001 increased $243, or 1.45%, over 2000’s total of $16,734. The minimal increases in 2002 and 2001 reflect management’s continued focus on overall staffing levels and associated benefits, despite an increase in employees. Overall, the number of full-time equivalent employees at December 31, 2002, was 386 versus 372 at December 31, 2001, a increase of 3.76%.

     The aggregate of occupancy and equipment expense declined slightly in 2002 as compared to 2001, reflecting, in part, the fact that the Company’s overall branch count was unchanged, at 42, at December 31, 2002 as compared to December 31, 2001.

Changes in Financial Condition

     Total assets at December 31, 2002 were $899,396, an increase of $87,784, or 10.82%, over total assets of $811,612 at December 31, 2001. The increase reflects an increase in loans, net, of $66,345, or 9.88%, to $737,671 at December 31, 2002 from $671,326 at December 31, 2001. Average assets for 2002 also increased to $840,038, an increase of $54,242, or 6.90%, from the average asset balance of $785,796 for 2001. This increase was primarily the result of a 3.64% increase in the average balance of loans to $715,447 in 2002 from $690,333 in 2001, and a 90.83% increase in the average balance of investment securities to $43,192 in 2002 from $22,634 in 2001. Due primarily to the increase in average assets and the continued decline in net interest margin, the Company’s return on average assets decreased in 2002 to 1.17% from 1.20% in 2001.

     Total assets at December 31, 2001 were $811,612, an increase of $22,495, or 2.85%, over 2000’s year end total assets of $789,117. Average assets for 2001 were $785,796, an increase of $54,745, or 7.49%, over 2000 average assets of $731,051. This increase was primarily the result of a 13.48% increase in the average balance of loans to $690,333 in 2001, offset in part by a decline in the average balance of investment securities in 2001 to $22,634 from $51,626 in 2000. Even with the increases in average assets in 2001, the Company’s return on average assets increased in 2001 to 1.20% from 0.75% in 2000 as the Company’s increasing non-interest income continued to more than offset its declining net interest margin.

     Earning assets consist of loans, investment securities and short-term investments that earn interest. Average earning assets during 2002 were $779,978, an increase of 6.85% from an average of $729,974 in 2001.

     Non-performing loans include non-accrual and classified loans. The Company has a policy of placing loans 90 days delinquent in non-accrual status and charging them off at 120 days past due. Other loans past due that are well secured and in the process of collection continue to be carried on the Company’s balance sheet. For further information, see Note 1 of the Notes to Consolidated Financial Statements. The Company has aggressive collection practices in which senior management is significantly and directly involved.

     The Company maintains an investment portfolio to provide liquidity and earnings. Investments at December 31, 2002 had an amortized cost of $33,519 and a market value of $33,777 as compared to an amortized cost of $29,297 and market value of $29,407 at December 31, 2001. This increase in investments in 2002 primarily reflects the Company’s purchase of federal agency securities funded principally by deposit increases. The Company invests principally in shorter-term, callable federal agency securities which, while usually generating a higher yield than non-callable securities, are at risk of being called in a declining interest rate environment. If the securities are called, the proceeds are typically invested at lower yields than those existing on the called securities. During 2002, approximately $14,500 of the Company’s securities were called and the proceeds were reinvested at lower yields. There are, however, certain advantages of investing in shorter-term, callable securities, including relative price stability, as compared to non-callable securities, with respect to changes in interest rates. As a consequence and, in combination with the shorter-term and adjustable securities in the remainder of the Company’s investment portfolio, the Company’s investments are less susceptible to significant changes in market value. An effect of this approach is reflected in the absence of any significant difference between the securities’ amortized cost and market value at December 31, 2002 and December 31, 2001.

     The Company’s deposits were $719,323 at December 31, 2002. This represents an increase of $65,410, or 10.00%, from the $653,913 of deposits at December 31, 2001. Non-interest bearing demand deposit balances increased 3.47% to $67,442 at December 31, 2002 from $65,179 at December 31, 2001. Average interest-bearing deposits increased $29,283, or 5.02%, in 2002. In 2001, average interest-bearing deposits increased $36,712, or 6.71%, over 2000. These increases in deposits are primarily the result of the Company’s expansion of full-service branches of the Bank into new markets in East Tennessee and also branch acquisitions. In addition, the Company has actively marketed its money market accounts and certificates of deposits with competitive interest rates in order to fund loan growth and has also targeted the transactional accounts of selected municipalities.

     The Company’s continued ability to fund its loan and overall asset growth remains dependent upon the availability of deposit market share in the Company’s existing market of East Tennessee. As of June 30, 2002, approximately 58% of the deposit base of East Tennessee was controlled primarily by five commercial banks, one savings bank and one credit union and, as of September 30, 2002, the total deposit base of Tennessee commercial banks had a weighted average rate of 2.42%. Management of the Company does not anticipate further significant growth in its deposit base unless it either offers interest rates well above its prevailing rate on average interest-bearing deposits of 2.49% or it acquires deposits from other financial institutions. During 2002, the premiums charged in Tennessee by selling financial institutions for deposit accounts ranged from 2.12% to 41.67%. If the Company takes action to increase its deposit base by offering above-market interest rates or by acquiring deposits from other financial institutions and thereby increases its overall cost of deposits, its net interest income could be adversely affected if it is unable to correspondingly increase the rates it charges on its loans.

     Interest paid on deposits in 2002 totaled $15,266, reflecting a 2.49% cost on average interest-bearing deposits of $613,162. In 2001, interest of $24,623 was paid at a cost of 4.22% on average deposits of $583,879. In 2000, interest of $25,291 was paid at a cost of 4.62% on average deposits of $547,167.

Liquidity and Capital Resources

     Liquidity. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s primary source of liquidity is dividends paid by the Bank. Applicable Tennessee statutes and regulations impose restrictions on the amount of dividends that may be declared by the Bank. Further, any dividend payments are subject to the continuing ability of the Bank to maintain compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a “well-capitalized” institution. In addition, the Company maintains lines of credit totaling $50,000 with the Federal Home Loan Bank of Cincinnati (“FHLB”), of which $25,034 was available at December 31, 2002. The Company also maintains federal funds lines of credit totaling $70,900 at seven correspondent banks. The Company believes it has sufficient liquidity to satisfy its current operations.

     In 2002, operating activities of the Company provided $21,019 of cash flows, reflecting net income of $9,813 and adjusted to include non-cash operating expenses such as $7,065 in provision for loan losses and amortization and depreciation of $1,780, and exclude non-cash operating income, such as $1,474 in the increased cash surrender value of life insurance contracts and $2,364 in the net change in accrued interest and other liabilities. Cash flows from operating activities were increased by the proceeds from the sale of held-for-sale loans of $61,728, offset by cash used to originate held-for-sale loans of $59,845.

     Investing activities, including lending, used $81,628 of the Company’s cash flows, as opposed to providing cash flows of $11,208 in 2001. Origination of loans held to maturity net of principal collected used $80,637 in funds, up from $27,321 in 2001 as the Company’s loan originations increased, primarily as the result of the Company’s implementation of aggressive programs with respect to loan production and pricing. Maturities and calls of securities, net of purchases of securities available for sale, used $4,219 in cash flows. Cash flows from investing activities also increased from the sale of other real estate and from the sale of fixed assets in the amounts of $4,449, and $587, respectively. These cash inflows were reduced, in part, by investment in premises and equipment of $2,877 resulting from the Company’s branch expansions and furnishings related thereto.

     Net additional cash flows of $75,515 were provided by financing activities, while these activities used cash of $4,780 in 2001. The change was attributable primarily to net deposit flows of $65,409 versus net deposit decreases in 2001 in the amount of $14,652. During 2002, management actively pursued deposits in order to fund loan growth and increase liquidity. As in prior years, the Company’s cash flow from financing activities was decreased by the Company’s dividend payments during 2002 of $3,956. Further offsetting these cash inflows was a decrease in cash resulting from the change in federal funds purchased and repurchase agreements in the amount of $337.

     Capital Resources. The Company’s capital position is reflected in its shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of the Company’s net worth, soundness and viability. The Company’s capital continued to exceed regulatory requirements at December 31, 2002 and its record of paying dividends to its stockholders continued uninterrupted during 2002. Management believes the capital base of the Company allows it to take advantage of business opportunities while maintaining the level of resources deemed appropriate by management of the Company to address business risks inherent in the Company’s daily operations.

     Shareholders’ equity on December 31, 2002 was $74,595, an increase of $5,968, or 8.70%, from $68,627 on December 31, 2001. The increase in shareholders’ equity arises primarily from net income for 2002 of $9,813 ($1.43 per share, assuming dilution). This increase was offset in part by quarterly dividend payments during 2002 that totaled $3,956 ($.58 per share).

     On September 18, 2002 the Company announced that its Board of Directors had authorized the repurchase of up to $2,000 of the Company’s outstanding stock beginning in October 2002. The repurchase plan is dependent upon market conditions and there is no guarantee as to the exact number of shares to be repurchased by the Company. The plan will be in effect until the earlier of October 2003 or until the total authorized amount is repurchased. As of March 21, 2003, the Company had not repurchased any shares.

     Risk-based capital regulations adopted by the FRB and the FDIC require both bank holding companies and banks to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure “Tier 1” capital (consisting of stockholders’ equity, less goodwill) and total capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital. At December 31, 2002, the Company and the Bank each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements.

Asset/Liability Management

     The Company’s Asset/Liability Committee (“ALCO”) actively measures and manages interest rate risk using a process developed by the Bank. The ALCO is also responsible for approving the Company’s asset/liability management policies, overseeing the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviewing the Company’s interest rate sensitivity position.

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

     The Company’s current guidelines for risk management call for preventive measures if a gradual 200 basis point increase or decrease in short-term rates over the next 12 months would affect net interest income over the same period by more than 18.5%. The Company has been operating well within these guidelines. As of December 31, 2002 and 2001, based on the results of the independent consulting firm’s simulation model, the Company could expect net interest income to increase by approximately 10.57% and 7.66%, respectively, if short-term interest rates gradually increase by 200 basis points. Conversely, if short-term interest rates gradually decrease by 200 basis points, net interest income could be expected to decrease by approximately 12.87% and 8.89%, respectively.

     The scenario described above, in which net interest income increases when interest rates increase and decreases when interest rates decline, is typically referred to as being “asset sensitive” because interest-earning assets reprice at a faster pace than interest-bearing liabilities. At December 31, 2002, approximately 49% of the Company’s gross loans had adjustable rates. While management believes, based on its asset/liability modeling, that the Company is asset sensitive, it also believes that a rapid, significant and prolonged increase or decrease in rates could have a substantial adverse impact on the Company’s net interest margin.

     The Company also uses an economic value of equity model, prepared and reviewed by the same independent national consulting firms, to complement its short-term interest rate risk analysis. The benefit of this model is that it measures exposure to interest rate changes over time frames longer than the two-year net interest income simulation. The economic value of the Company’s equity is determined by calculating the net present value of projected future cash flows for current asset and liability positions based on the current yield curve.

     Economic value analysis has several limitations. For example, the economic values of asset and liability balance sheet positions do not represent the true fair values of the positions, since economic values reflect an analysis at one particular point in time and do not consider the value of the Company’s franchise. In addition, we must estimate cash flow for assets and liabilities with indeterminate maturities. Moreover, the model’s present value calculations do not take into consideration future changes in the balance sheet that will likely result from ongoing loan and deposit activities conducted by the Company’s core business. Finally, the analysis requires assumptions about events which span several years. Despite its limitations, the economic value of equity model is a relatively sophisticated tool for evaluating the longer-term effect of possible interest rate movements.

     The Company’s current guidelines for risk management call for preventive measures if an immediate 200 basis point increase or decrease in interest rates would reduce the economic value of equity by more than 23%. The Company has been operating well within these guidelines. As of December 31, 2002 and 2001, based on the results of the independent national consulting firm’s simulation model and reviewed by the separate and independent national consulting firm, the Company could expect its economic value of equity to increase by approximately 15.03% and 10.90%, respectively, if short-term interest rates immediately increased by 200 basis points. Conversely, if short-term interest rates immediately decrease by 200 basis points, economic value of equity could be expected to decrease by approximately 16.57% and 13.72%, respectively. The greater percentage changes, particularly in the upward shock scenario, in economic value of equity as of December 31, 2002, compared to December 31, 2001, are primarily due to shorter effective asset lives at December 31, 2002, compared to December 31, 2001, resulting primarily from the natural evolution of the balance sheet in a declining interest rate environment associated with increased prepayments.

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

Effect of New Accounting Standards

     New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management has determined that when the new accounting standards are adopted in 2003 they will not have a material impact on the Company’s financial condition or results of operations.

     On July 1, 2002, the Company became subject to new accounting guidance for certain commitments to originate loans. The new guidance requires loan commitments related to the origination of mortgage loans held for sale to be accounted for as derivative instruments. The Company’s commitments are for fixed rated mortgage loans, generally last 60 to 90 days and are at market rates when initiated. The Company had $10,476 in outstanding loan commitment derivatives at December 31, 2002. Because sales contract derivatives are entered into for amounts and terms offsetting the interest rate risk of loan commitment derivatives and both are carried at their fair value with changes included in earnings and are substantially offset, the impact of adopting this guidance was not material. Substantially all of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts. The aggregate market value of mortgage loans held for sale considers the sales prices of such agreements. The Company also provides currently for any losses on uncovered commitments to lend or sell. The Company sells mortgage loans servicing released.

     Upon adopting new accounting guidance on January 1, 2002, the Company ceased amortizing goodwill. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The effect on net income of ceasing goodwill amortization in 2002 was $113.

     Other intangible assets consist of core deposit intangibles arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which is 10 years.

     Upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 147 on October 1, 2002, the Company reclassified to goodwill $1,629 of previously-recognized unidentifiable intangible assets associated with the Company’s branch acquisition in 2001. Additionally, prior period amortization expense was reversed totaling $145 for the year-to-date period ended December 31, 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management” is incorporated herein by reference.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Greene County Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Greene County Bancshares, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greene County Bancshares, Inc. as of December 31, 2002 and 2001, and its results of operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, during 2002, the Company adopted new accounting guidance for goodwill and intangible assets.

/s/ Crowe, Chizek and Company LLP

Brentwood, Tennessee
January 16, 2003

GREENE COUNTY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001
(Dollar amounts in thousands, except share and per share data)

	2002	2001

ASSETS
Cash and due from banks	$23,466	$22,432
Federal funds sold	39,493	25,621

Cash and cash equivalents	62,959	48,053
Interest bearing deposits in other banks	—	1,100
Securities available for sale	33,322	28,567
Securities held to maturity (fair value $455 and $840)	448	833
Loans held for sale	6,646	7,945
Loans, net	737,671	671,326
Premises and equipment, net	26,377	25,611
FHLB and Bankers Bank stock, at cost	4,744	4,538
Cash surrender value of life insurance	8,823	7,349
Goodwill	2,053	424
Core deposit and other intangible assets	743	2,481
Accrued interest receivable and other assets	15,610	13,385

Total assets	$899,396	$811,612

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Noninterest-bearing deposits	$67,442	$65,179
Interest-bearing deposits	651,881	588,734

Total deposits	719,323	653,913
Repurchase agreements	10,038	10,375
Notes payable	82,359	67,978
Accrued interest payable and other liabilities	13,081	10,719

Total liabilities	824,801	742,985
Shareholders’ equity
Common stock: $2 par, 15,000,000 shares authorized, 6,820,540 and 6,818,890 shares outstanding	$13,641	$13,638
Additional paid-in capital	4,870	4,854
Retained earnings	55,928	50,071
Accumulated other comprehensive income	156	64

Total shareholders’ equity	74,595	68,627

Total liabilities and shareholders’ equity	$899,396	$811,612

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2002, 2001 and 2000
(Dollar amounts in thousands, except share and per share data)

	2002	2001	2000

Interest income
Interest and fees on loans	$57,859	$65,970	$62,874
Taxable securities	1,490	1,010	3,153
Nontaxable securities	25	87	140
FHLB and Bankers Bank stock	209	289	288
Federal funds sold and other	346	608	1,241

	59,929	67,964	67,696
Interest expense
Deposits	15,266	24,623	25,291
Federal funds purchased and repurchase agreements	192	181	304
Notes payable	3,222	3,659	3,548

	18,680	28,463	29,143
Net interest income	41,249	39,501	38,553
Provision for loan losses	7,065	5,959	8,009

Net interest income after provision for loan losses	34,184	33,542	30,544
Noninterest income
Service charges and fees	8,266	7,606	5,200
Gain on sale of securities available for sale	46	—	—
Other	2,218	1,987	1,368

	10,530	9,593	6,568
Noninterest expense
Salaries and employee benefits	17,046	16,977	16,734
Occupancy expense	2,130	2,078	1,961
Equipment expense	1,872	2,046	1,794
Professional services	879	636	887
Advertising	440	419	673
Loss on OREO and repossessed assets	448	370	477
Goodwill amortization	—	113	106
Core deposit intangible amortization	162	162	162
Other	6,222	5,864	6,599

	29,199	28,665	29,393
Income before income taxes	15,515	14,470	7,719
Provision for income taxes	5,702	5,047	2,206

Net income	$9,813	$9,423	$5,513

Earnings per share:
Basic	$1.44	$1.38	$.81
Diluted	1.43	1.38	.80

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2002, 2001 and 2000
(Dollar amounts in thousands, except share and per share data)

				Accumulated
				Other	Total
		Additional		Compre-	Share-
	Common	Paid-in	Retained	Hensive	holders’
	Stock	Capital	Earnings	Income	Equity

Balance, January 1, 2000	$13,596	$4,479	$42,715	$(18)	$60,772
Issuance of 20,655 shares	42	347	—	—	389
Dividends paid ($.55 per share)	—	—	(3,761)	—	(3,761)
Tax benefit from exercise of nonincentive stock options	—	28	—	—	28
Comprehensive income:
Net income	—	—	5,513	—	5,513
Change in unrealized gains (losses), net of reclassification	—	—	—	69	69

Total comprehensive income					5,582

Balance, December 31, 2000	13,638	4,854	44,467	51	63,010
Dividends paid ($.56 per share)	—	—	(3,819)	—	(3,819)
Comprehensive income:
Net income	—	—	9,423	—	9,423
Change in unrealized gains (losses), net of reclassification	—	—	—	13	13

Total comprehensive income					9,436

Balance, December 31, 2001	13,638	4,854	50,071	64	68,627
Issuance of 1,650 shares	3	13	—	—	16
Dividends paid ($.58 per share)	—	—	(3,956)	—	(3,956)
Tax benefit from exercise of nonincentive stock options	—	3	—	—	3
Comprehensive income:
Net income	—	—	9,813	—	9,813
Change in unrealized gains (losses), net of reclassification	—	—	—	92	92

Total comprehensive income					9,905

Balance, December 31, 2002	$13,641	$4,870	$55,928	$156	$74,595

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2002, 2001 and 2000
(Dollar amounts in thousands, except share and per share data)

	2002	2001	2000

Cash flows from operating activities
Net income	$9,813	$9,423	$5,513
Adjustments to reconcile net income to net cash from Operating activities
Provision for loan losses	7,065	5,959	8,009
Depreciation and amortization	1,736	1,604	1,601
Security amortization and accretion, net	44	102	188
Gain on sale of securities available for sale	(46)	—	—
FHLB stock dividends	(207)	(284)	(288)
Net gain on sale of mortgage loans	(584)	(421)	(182)
Originations of mortgage loans held for sale	(59,845)	(76,608)	(31,553)
Proceeds from sales of mortgage loans	61,728	70,809	31,220
Net (gain) losses on sales of fixed assets	(103)	138	121
Net (gain) loss on OREO and repossessed assets	448	370	477
Increase in cash surrender value of life insurance	(1,474)	(107)	(822)
Net changes:
Accrued interest receivable and other assets	76	557	(3,961)
Accrued interest payable and other liabilities	2,364	(2,085)	865

Net cash from operating activities	21,019	9,457	11,188
Cash flows from investing activities
Net change in interest-bearing deposits with banks	1,100	(1,100)	—
Purchase of securities available for sale	(26,349)	(18,500)	(29,039)
Proceeds from sale of securities available for sale	3,790	—	—
Proceeds from maturities of securities available for sale	17,955	36,508	3,030
Proceeds from maturities of securities held to maturity	385	1,035	1,455
Purchase of FHLB stock	—	—	(345)
Net increase in loans	(80,637)	(27,321)	(120,951)
Net cash received in branch acquisitions	—	19,924	—
Proceeds from sale of other real estate	4,449	4,087	2,994
Improvements to other real estate	(31)	(6)	(95)
Proceeds from sale of fixed assets	587	312	74
Premises and equipment expenditures	(2,877)	(3,731)	(7,357)

Net cash from investing activities	(81,628)	11,208	(150,234)
Cash flows from financing activities
Net change in deposits, excluding deposits acquired via branch acquisitions	65,409	(14,652)	126,259
Net change in federal funds purchased and repurchase agreements	(337)	5,662	(9,868)
Proceeds from notes payable	120,000	106,800	70,000
Repayment of notes payable	(105,617)	(98,771)	(56,360)
Dividends paid	(3,956)	(3,819)	(3,761)
Proceeds from issuance of common stock	16	—	389

Net cash from financing activities	75,515	(4,780)	126,659

Net change in cash and cash equivalents	14,906	15,885	(12,387)
Cash and cash equivalents, beginning of year	48,053	32,168	44,555

Cash and cash equivalents, end of year	$62,959	$48,053	$32,168

Supplemental disclosures – cash and noncash
Interest paid	$19,634	$28,427	$27,993
Income taxes paid	4,820	4,127	4,031
Loans converted to other real estate	7,952	5,941	4,152

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2002, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Greene County Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Greene County Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Superior Financial Services, Inc., GCB Acceptance Corp., Inc., and Fairway Title Company, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Nature of Operations: The Company primarily provides financial services through its offices in Eastern and Southeastern Tennessee, Western North Carolina and effective January, 2003, Southwestern Virginia. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions.

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

Loans: Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and cost, and allowance for loan losses.

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
December 31, 2002, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest received is recognized on the cash basis or cost recovery method until qualifying for return to accrual status. Accrual is resumed when all contractually due payments are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed.

The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment and collateral status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income, liquidity, leverage and loan documentation, and any significant changes. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at lower of cost or market when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the asset useful lives on a straight-line basis. The depreciable lives of premises and equipment range from five to 40 years.

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2002, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mortgage Banking Activities: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. The Company controls its interest rate risk with respect to mortgage loans held for sale and loan commitments expected to close by usually entering into agreements to sell loans. On July 1, 2002, the Company became subject to new accounting guidance for certain commitments to originate loans. The new guidance requires loan commitments related to the origination of mortgage loans held for sale to be accounted for as derivative instruments. The Company’s commitments are for fixed rated mortgage loans, generally last 60 to 90 days and are at market rates when initiated. The Company had $10,476 in outstanding loan commitment derivatives at December 31, 2002. Because sales contract derivatives are entered into for amounts and terms offsetting the interest rate risk of loan commitment derivatives and both are carried at their fair value with changes included in earnings and are substantially offset, the impact of adopting this guidance was not material. Substantially all of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts. The aggregate market value of mortgage loans held for sale considers the sales prices of such agreements. The Company also provides currently for any losses on uncovered commitments to lend or sell. The Company sells mortgage loans servicing released.

Bank Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Goodwill and Other Intangible Assets: Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Upon adopting new accounting guidance on January 1, 2002, the Company ceased amortizing goodwill. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The effect on net income of ceasing goodwill amortization in 2002 was $113.

Other intangible assets consist of core deposit intangibles arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which is 10 years.

Upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 147 on October 1, 2002, the Company reclassified to goodwill $1,629 of previously-recognized unidentifiable intangible assets associated with the Company’s branch acquisition in 2001. Additionally, prior period amortization expense was reversed totaling $145 for the year-to-date period ended December 31, 2002.

Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2002, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Benefit Plans: Retirement Plan Expense is the amount contributed to the plan as determined by Board decision. Deferred Compensation Plan Expense is recognized during the year the benefit is earned.

Stock Compensation: Employee compensation expense under stock option plans is reported if options are granted below market price at grant date, whereas expense for options granted at market price are reported on a pro forma basis. Pro forma disclosures of net income and earnings per share are shown below using the fair value method of SFAS No. 123 to measure expense for options using the Black-Scholes option pricing model to estimate fair value.

The fair value of each option grant is estimated on the date of grant with the following weighted-average assumptions used for grants in 2001 and 2000: dividend growth rate of 2.5% and 5%, risk-free interest rate of 5.17% and 5.10%, expected lives of seven years, and estimated volatility of 20.14% and 9.62%. No options were granted in 2002.

The following disclosures show the effect on income and earnings per share had the options’ fair value been recorded using an option pricing model.

	2002		2001		2000

	As		As		As
	Reported	Proforma	Reported	Proforma	Reported	Proforma

Net income	$9,813	$9,713	$9,423	$9,286	$5,513	$5,348
Basic earnings per share	$1.44	$1.44	$1.38	$1.36	$.81	$.79
Diluted earnings per share	$1.43	$1.43	$1.38	$1.36	$.80	$.78

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

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2002, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity. Comprehensive income is presented in the consolidated statements of changes in shareholders’ equity.

New Accounting Pronouncements: New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management has determined that when the new accounting standards are adopted in 2003 they will not have a material impact on the Company’s financial condition or results of operations.

On July 1, 2002 the Company became subject to new accounting guidance for certain commitments to originate loans as described in “Mortgage Banking Activities.”

Effective in 2002, the Company adopted a new accounting standard relating to changes in accounting for business combinations and intangible assets as described in “Goodwill and Other Intangible Assets.”

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $5,630 and $3,042 was required to meet regulatory reserve and clearing requirements at year-end 2002 and 2001. These balances do not earn interest.

Segments: Internal financial reporting is primarily reported and aggregated in five lines of business, banking, mortgage banking, consumer finance, subprime automobile lending, and title insurance. Banking accounts for 88.5% of revenues for 2002.

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

Reclassifications: Certain items in prior year financial statements have been reclassified to conform to the 2002 presentation.

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2002, 2001 and 2000

NOTE 2 — SECURITIES

Securities are summarized as follows:

			Gross	Gross
		Fair	Unrealized	Unrealized
		Value	Gains	Losses

	Available for Sale
2002
	U. S. Treasury and government Agency	$21,818	$107	$—
	Obligations of states and political Subdivisions	1,053	10	—
	Mortgage-backed	3,951	140	(6)
	Trust preferred securities	6,500	—	—

		$33,322	$257	$(6)

2001
	U. S. Treasury and government Agency	$19,161	$84	$(21)
	Obligations of states and political Subdivisions	1,372	5	—
	Mortgage-backed	1,534	36	(1)
	Trust preferred securities	6,500	—	—

		$28,567	$125	$(22)

			Gross	Gross
		Carrying	Unrecognized	Unrecognized	Fair
		Amount	Gains	Losses	Value

	Held to Maturity
2002
	Obligations of states and political Subdivisions	$448	$7	$—	$455

2001
	Obligations of states and political Subdivisions	$833	$7	$—	$840

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2002, 2001 and 2000

NOTE 2 - SECURITIES (Continued)

Contractual maturities of securities at year-end 2002 are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale	Held to Maturity

	Fair	Carrying	Fair
	Value	Amount	Value

Due in one year or less	$7,497	$—	$—
Due after one year through five years	9,684	—	—
Due after five years through ten years	3,138	98	105
Due after ten years	9,052	350	350
Mortgage-backed securities	3,951	—	—

Total maturities	$33,322	$448	$455

Gross gains of $46 were recognized in 2002 from proceeds of $3,790 on the sale of securities available for sale. There were no security sales during 2001 and 2000.

Securities with a carrying value of $20,665 and $13,784 at year-end 2002 and 2001 were pledged for public deposits and securities sold under agreements to repurchase.

NOTE 3 - LOANS

Loans at year-end were as follows:

	2002	2001

Commercial	$93,836	$96,122
Commercial real estate	342,407	295,002
Residential real estate	233,128	210,489
Consumer	77,644	80,314
Other	14,938	13,779

	761,953	695,706
Less: Unearned interest income	(11,696)	(13,159)
Allowance for loan losses	(12,586)	(11,221)

	$737,671	$671,326

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2002, 2001 and 2000

NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses is as follows:

	2002	2001	2000

Beginning balance	$11,221	$11,728	$10,332
Provision	7,065	5,959	8,009
Loans charged off	(7,648)	(7,830)	(7,788)
Recoveries of loans charged off	1,948	1,364	1,175

Balance, end of year	$12,586	$11,221	$11,728

Impaired loans were as follows:

	2002	2001	2000

Loans with allowance allocated	$9,557	$11,243	$9,144
Amount of allowance allocated	1,434	1,686	1,372
Average balance during the year	11,391	10,482	9,535
Interest income recognized during impairment	220	253	310
Cash-basis interest income recognized	—	—	—
Nonperforming loans were as follows:

	2002	2001

Loans past due 90 days still on accrual	$307	$871
Nonaccrual loans	7,475	5,857

Total	$7,782	$6,728

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

The aggregate amount of loans to executive officers and directors of the Company and their related interests was approximately $8,094 and $9,249 at year-end 2002 and 2001. During 2002 and 2001, new loans aggregating approximately $18,324 and $15,230 and amounts collected of approximately $19,479 and $18,862 were transacted with such parties.

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2002, 2001 and 2000

NOTE 4 - PREMISES AND EQUIPMENT

Year-end premises and equipment follows:

	2002	2001

Land	$4,387	$4,752
Premises	17,087	15,608
Leasehold improvements	1,442	1,591
Furniture, fixtures and equipment	10,849	9,727
Automobiles	90	59
Construction in progress	2,327	2,227

	36,182	33,964
Accumulated depreciation	(9,805)	(8,353)

	$26,377	$25,611

Rent expense for operating leases was $430 for 2002, $490 for 2001, and $600 for 2000. Rent commitments under noncancelable operating leases were as follows, before considering renewal options that generally are present:

2003	$301
2004	243
2005	115
2006	69
2007	61
Thereafter	337

Total	$1,126

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2002, 2001 and 2000

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in the carrying amount of goodwill for the year is as follows:

Beginning of year	$424
Adoption of SFAS No. 147 - Unidentifiable intangible reclassified to goodwill	1,629
Goodwill from acquisition during year	—

End of year	$2,053

Goodwill is no longer amortized starting in 2002; however, it is periodically evaluated for impairment and no impairment was recognized in 2002. The effect of not amortizing goodwill is summarized as follows:

	2002	2001	2000

Reported net income	$9,813	$9,423	$5,513
Add back: goodwill amortization	—	113	106

Adjusted net income	$9,813	$9,536	$5,619

Basic earnings per share:
Reported net income	$1.44	$1.38	$.81
Goodwill amortization	—	.02	.02

Adjusted net income	$1.44	$1.40	$.83

Diluted earnings per share:
Reported net income	$1.43	$1.38	$.80
Goodwill amortization	—	.02	.02

Adjusted net income	$1.43	$1.40	$.82

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2002, 2001 and 2000

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Core deposit and other intangibles

Core deposit intangibles had a gross carrying amount of $1,771 for years ended 2002 and 2001 and accumulated amortization of $1,028 and $866 for the same periods, respectively. Aggregate amortization expense was $162 for each of the years 2002, 2001, and 2000.

Estimated amortization expense for each of the next five years:

2003	$162
2004	162
2005	162
2006	52
2007	52

Total	$590

An unidentifiable intangible asset of $1,629 was reclassified to goodwill during 2002 as previously indicated.

NOTE 6 - DEPOSITS

Time deposits of $100 thousand or more were $121,561 and $101,101 at year-end 2002 and 2001.

Scheduled maturities of all time deposits for the next five years were as follows:

2003	$242,123
2004	131,540
2005	14,886
2006	379
2007	323

The aggregate amount of deposits to executive officers and directors of the Company and their related interests was approximately $3,969 and $4,497 at year-end 2002 and 2001.

NOTE 7 - BORROWINGS

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

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2002, 2001 and 2000

NOTE 7 – BORROWINGS (Continued)

Information concerning securities sold under agreements to repurchase at year-end 2002 and 2001 is as follows:

	2002	2001

Average month-end balance during the year	$10,864	$6,833
Average interest rate during the year	80%	2.25%
Maximum month-end balance during the year	$13,055	$10,375

Notes payable consist of the following at year-end:

	2002	2001

Fixed rate FHLB advance, 1.29%,
Matured January, 2003	$30,000	$—
Fixed rate FHLB advances, from 5.65% to 6.35%,
Maturities from July, 2003 to September, 2013	1,059	16,678
Variable rate FHLB advances, from 4.56% to 5.76%,
Maturities from November, 2008 to January, 2010	49,500	49,500
Notes payable, interest due quarterly at 4.83%, principal due October, 2004	1,800	1,800

	$82,359	$67,978

Each advance is payable at its maturity date; however, prepayment penalties are required if paid before maturity. At year-end 2002, the advances are collateralized by a required blanket pledge of qualifying mortgage, commercial, agriculture, and home equity lines of credit loans totaling $369,213. At year-end 2001, the advances were collateralized by qualifying mortgage loans totaling $165,346.

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2002, 2001 and 2000

NOTE 7 - BORROWINGS (Continued)

Scheduled maturities of notes payable over the next five years are:

Total

2003	$30,208
2004	1,902
2005	109
2006	116
2007	123
Thereafter	49,901

$82,359

At year-end 2002, the Company had approximately $71,000 of federal funds lines of credit available from correspondent institutions, $25,034 in unused lines of credit with the FHLB, and $79,100 of letters of credit with the FHLB.

NOTE 8 - BENEFIT PLANS

The Company has a profit sharing plan which allows employees to contribute from 1% to 20% of their compensation. The Company contributes an additional amount at a discretionary rate established annually by the Board of Directors. Company contributions to the Plan were $560, $512 and $923 for 2002, 2001 and 2000.

Directors have deferred some of their fees for future payment, including interest. The amount accrued for deferred compensation was $1,559 and $1,435 at year-end 2002 and 2001. Amounts expensed under the plan were $243, $262 and $222 during 2002, 2001, and 2000. The Bank paid an interest rate of 10% on balances in the plan during 2002, 2001, and 2000. Related to these plans, the Company purchased single premium life insurance contracts on the lives of the related participants. The cash surrender value of these contracts is recorded as an asset of the Company.

NOTE 9 - INCOME TAXES

Income tax expense is summarized as follows:

	2002	2001	2000

Current – federal	$5,282	$3,974	$3,075
Current – state	754	530	314
Deferred	(334)	543	(1,183)

	$5,702	$5,047	$2,206

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2002, 2001 and 2000

NOTE 9 - INCOME TAXES (Continued)

Deferred income taxes reflect the effect of “temporary differences” between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws. The tax effects of the primary temporary differences giving rise to the Company’s net deferred tax assets and liabilities are as follows:

	2002		2001

	Assets	Liabilities	Assets	Liabilities

Allowance for loan losses	$4,937	$—	$4,365	$—
Deferred compensation	837	—	778	—
Depreciation	—	(1,143)	—	(965)
FHLB dividends	—	(614)	—	(529)
Core deposit intangible	—	(129)	—	(171)
Unrealized (gain) loss on securities	—	(95)	—	(39)
Other	—	(59)	17	—

Total deferred income taxes	$5,774	$(2,040)	$5,160	$(1,704)

A reconciliation of expected income tax expense at the statutory federal income tax rate of 35% with the actual effective income tax rates is as follows:

	2002	2001	2000

Statutory federal tax rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	2.6	3.1	(1.6)
Tax exempt income	(.1)	(.3)	(.7)
Other	(.8)	(2.9)	(4.1)

	36.7%	34.9%	28.6%

NOTE 10 - COMMITMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2002, 2001 and 2000

NOTE 10 - COMMITMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (Continued)

Financial instruments with off-balance-sheet risk were as follows at year-end:

	2002	2001

Commitments to make loans – fixed	$25,404	$8,358
Commitments to make loans – variable	14,706	8,653
Unused lines of credit	120,394	96,037
Letters of credit	11,076	6,304

The fixed rate loan commitments have interest rates ranging from 4.50 % to 8.00% and maturities ranging from one year to five years.

NOTE 11 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

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

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2002, 2001 and 2000

NOTE 11 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

At year-end, the capital requirements were met, as the Company and the Bank were considered well capitalized under regulations. Actual capital levels and minimum required levels (in millions) were:

					Minimum Amounts to
					be Well Capitalized
			Minimum Required		Under Prompt
			for Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions

	Actual	Ratio	Actual	Ratio	Actual	Ratio

2002
Total Capital (to Risk Weighted Assets)
Consolidated	$80.9	10.9%	$59.2	8.0%	$74.0	10.0%
Bank	81.9	11.1	59.1	8.0	73.9	10.0
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$71.6	9.7%	$29.6	4.0%	$44.4	6.0%
Bank	72.6	9.8	29.6	4.0	44.3	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$71.6	8.3%	$34.5	4.0%	$43.1	5.0%
Bank	72.6	8.4	34.5	4.0	43.1	5.0
2001
Total Capital (to Risk Weighted Assets)
Consolidated	$73.9	11.1%	$53.1	8.0%	$66.4	10.0%
Bank	74.8	11.3	52.9	8.0	66.2	10.0
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$65.7	9.9%	$26.6	4.0%	$39.9	6.0%
Bank	66.4	10.0	26.5	4.0	39.7	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$65.7	8.2%	$32.3	4.0%	$40.4	5.0%
Bank	66.4	8.3	32.3	4.0	40.3	5.0

The Company’s primary source of funds to pay dividends to shareholders is the dividends it receives from the Bank. Applicable state laws and the regulations of the Federal Reserve Bank and the Federal Deposit Insurance Corporation regulate the payment of dividends. Under the state regulations, the amount of dividends that may be paid is limited only to the extent that the remaining balance of retained earnings is at least equal to the capital stock amounts of the Bank; however, future dividends will be dependent on the level of earnings, capital and liquidity requirements and considerations of the Bank and Company.

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2002, 2001 and 2000

NOTE 12 - STOCK OPTIONS

The Company maintains a stock option plan, whereby a maximum of 480,000 stock options may be issued to selected key executives. The exercise price of each option is the fair market value of the Company’s common stock on the date of grant. The maximum term of the options is ten years and the options vest at an annual rate of 20%. At year-end 2002, 247,993 shares are authorized for future grant.

The Company also has a stock option plan that grants a key executive options to purchase 9,000 shares per year at one and one-half times year end book value. The options vest immediately on the grant date. Compensation expense associated with these options was $17 for 2002, $20 for 2001, and $168 for 2000. No expense for stock options to other key executives is recorded, as the grant price equals the market price of the stock at grant date.

A summary of the Company’s option activity and related information for the years ended 2002, 2001, and 2000 is presented below:

	Key Executive		Other Key Executives		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
2002	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	54,000	$12.64	183,730	$22.72	237,730	$20.43
Granted *	—	—	—	—	—	—
Exercised	—	—	(1,650)	9.67	(1,650)	9.67
Forfeited	—	—	(3,733)	22.91	(3,733)	22.91

Outstanding at end of year	54,000	$12.64	178,347	$22.84	232,347	$20.47

Options exercisable at year-end	54,000	$12.64	106,083	$22.07	160,083	$18.89

Fair value of each option granted during the year		$ N/A*		$ N/A*

* No options granted during 2002

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2002, 2001 and 2000

NOTE 12 – STOCK OPTIONS (Continued)

	Key Executive		Other Key Executives		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

2001
Outstanding at beginning of year	45,000	$12.15	145,865	$24.90	190,865	$21.89
Granted	9,000	15.09	42,065	16.00	51,065	15.84
Exercised	—	—	—	—	—	—
Forfeited	—	—	(4,200)	31.00	(4,200)	31.00

Outstanding at end of year	54,000	$12.64	183,730	$22.72	237,730	$20.43

Options exercisable at year-end	54,000	$12.64	77,458	$20.85	131,458	$17.48

Fair value of each option granted during the year		$3.58		$3.26

2000
Outstanding at beginning of year	36,000	$11.72	125,155	$21.53	161,155	$19.34
Granted	9,000	13.86	42,065	32.00	51,065	28.80
Exercised	—	—	(20,655)	18.78	(20,655)	18.78
Forfeited	—	—	(700)	30.00	(700)	30.00

Outstanding at end of year	45,000	$12.15	145,865	$24.90	190,865	$21.89

Options exercisable at year-end	45,000	$12.15	52,285	$18.32	97,285	$15.47

Fair value of each option granted during the year		$18.65		$6.57

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2002, 2001 and 2000

NOTE 12 – STOCK OPTIONS (Continued)

Options outstanding at year-end 2002 were as follows:

	Outstanding			Exercisable

		Average			Average
		Weighted	Average		Weighted	Average
		Remaining	Weighted		Remaining	Weighted
	Number	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Outstanding	Life	Price

*$10.13 - $15.09	54,000	6.5	$12.64	54,000	6.5	$12.64
$9.67 - $20.00	84,039	6.4	$15.91	52,083	4.8	$15.86
$21.00 - $32.00	94,308	7.2	$29.02	54,000	6.5	$28.70

*	Granted in connection with compensation for the key executive.

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2002, 2001 and 2000

NOTE 13 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations are presented below.

	2002	2001	2000

Basic Earnings Per Share
Net income	$9,813	$9,423	$5,513
Weighted average common shares outstanding	6,819,722	6,818,890	6,814,075

Basic Earnings Per Share	$1.44	$1.38	$.81

Diluted Earnings Per Share
Net income	$9,813	$9,423	$5,513
Weighted average common shares outstanding	6,819,722	6,818,890	6,814,075
Add: Dilutive effects of assumed Conversions and exercises of stock options	27,737	18,490	57,415

Weighted average common and dilutive potential common shares outstanding	6,847,459	6,837,380	6,871,490

Diluted Earnings Per Share	$1.43	$1.38	$.80

Stock options of 113,693 and 114,937 were excluded from the 2002 and 2001 diluted earnings per share because their impact was antidilutive.

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2002, 2001 and 2000

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value and estimated fair value of the Company’s financial instruments are as follows at year-end 2002 and 2001.

	2002		2001

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and cash equivalents	$62,959	$62,959	$48,053	$48,053
Interest bearing deposits with other banks	—	—	1,100	1,100
Securities available for sale	33,322	33,322	28,567	28,567
Securities held to maturity	448	455	833	840
Loans held for sale	6,646	6,763	7,945	7,960
Loans, net	737,671	740,829	671,326	671,862
FHLB and Bankers Bank stock	4,744	4,744	4,538	4,538
Accrued interest receivable	3,812	3,812	4,506	4,506
Financial liabilities:
Deposit accounts	$719,323	$732,179	$653,913	$661,348
Repurchase agreements	10,038	10,038	10,375	10,375
Notes payable	82,359	86,470	67,978	66,879
Accrued interest payable	2,935	2,935	3,552	3,552

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

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2002, 2001 and 2000

NOTE 15 - PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEETS
Years ended December 31, 2002 and 2001

	2002	2001

ASSETS
Cash and due from financial institutions	$1,146	$176
Investment in subsidiary	74,783	68,544
Cash surrender value of life insurance contracts	245	234
Other	808	2,087

Total assets	$76,982	$71,041

Total liabilities	$2,387	$2,414
Shareholders’ equity	74,595	68,627

Total liabilities and shareholders’ equity	$76,982	$71,041

STATEMENTS OF INCOME
Years ended December 31, 2002, 2001, and 2000

	2002	2001	2000

Dividends from subsidiaries	$4,056	$4,006	$3,959
Other income	136	245	187
Interest expense	(78)	(190)	(198)
Other expense	(725)	(642)	(741)

Income before income taxes	3,389	3,419	3,207
Income tax benefit	(277)	(263)	(310)
Equity in undistributed net income of subsidiaries	6,147	5,741	1,996

Net income	$9,813	$9,423	$5,513

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2002, 2001 and 2000

NOTE 15 - PARENT COMPANY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENTS OF CASH FLOWS
Years ended December 31, 2002, 2001, and 2000

	2002	2001	2000

Operating activities
Net income	$9,813	$9,423	$5,513
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiaries	(6,147)	(5,741)	(1,996)
Depreciation and amortization	110	216	216
Change in assets	1,169	(157)	(213)
Change in liabilities	(24)	(131)	61

Net cash from operating activities	4,921	3,610	3,581
Investing activities
Increase in cash surrender value of life insurance	(11)	(11)	(10)

Net cash from investing activities	(11)	(11)	(10)
Financing activities
Dividends paid	(3,956)	(3,819)	(3,761)
Proceeds from issuance of common stock	16	—	389
Proceeds from notes payable	—	1,800	—
Repayment of debt	—	(2,431)	(40)

Net cash from financing activities	(3,940)	(4,450)	(3,412)

Net change in cash and cash equivalents	970	(851)	159
Cash and cash equivalents, beginning of year	176	1,027	868

Cash and cash equivalents, end of year	$1,146	$176	$1,027

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2002, 2001 and 2000

NOTE 16 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components were as follows.

	2002	2001	2000

Unrealized holding gains and losses on securities available for sale, net of tax	$120	$13	$69
Less reclassification adjustments for gains and losses later recognized in income, net of tax	(28)	—	—

Other comprehensive income	$92	$13	$69

NOTE 17 - SEGMENT INFORMATION

The Company’s operating segments include banking, mortgage banking, consumer finance, subprime automobile lending and title insurance. The reportable segments are determined by the products and services offered, and internal reporting. Loans, investments, and deposits provide the revenues in the banking operation, loans and fees provide the revenues in consumer finance, mortgage banking, and subprime lending and insurance commissions provide revenues for the title insurance company. Mortgage banking, consumer finance, subprime automobile lending and title insurance do not meet the quantitative threshold on an individual basis, and are therefore shown below in “other”. All operations are domestic.

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

		Other	Total
2002	Banking	Segments	Segments

Net interest income	$34,696	$6,553	$41,249
Provision for loan losses	3,805	3,260	7,065
Noninterest income	9,118	1,412	10,530
Noninterest expense	24,418	4,781	29,199
Income tax expense	5,754	(52)	5,702

Segment profit	$9,837	$(24)	$9,813

Segment assets	$862,668	$36,728	$899,396

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2002, 2001 and 2000

NOTE 17 - SEGMENT INFORMATION (Continued)

		Other	Total
	Banking	Segments	Segments

2001
Net interest income	$33,441	$6,060	$39,501
Provision for loan losses	1,258	4,701	5,959
Noninterest income	7,707	1,886	9,593
Noninterest expense	23,601	5,064	28,665
Income tax expense	5,778	(731)	5,047

Segment profit	$10,511	$(1,088)	$9,423

Segment assets	$773,567	$38,045	$811,612

2000
Net interest income	$32,643	$5,910	$38,553
Provision for loan loss	3,727	4,282	8,009
Noninterest income	4,785	1,783	6,568
Noninterest expense	22,328	7,065	29,393
Income tax expense	3,701	(1,495)	2,206

Segment profit	$7,672	$(2,159)	$5,513

Segment assets	$747,805	$41,312	$789,117

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2002, 2001 and 2000

NOTE 18 - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data:

	For the three months ended
Summary of Operations	3/31/02	6/30/02	9/30/02	12/31/02

Interest income	$14,922	$14,966	$15,174	$14,867
Net interest income	9,814	10,362	10,668	10,405
Provision for loan losses[1]	1,307	1,369	1,354	3,035
Income before income taxes	4,059	4,292	4,582	2,582
Net income	2,569	2,667	2,805	1,772
Basic earnings per share	.38	.39	.41	.26
Diluted earning per share	.38	.39	.41	.26
Dividends per common share	.12	.12	.12	.22
Average common shares outstanding	6,818,890	6,818,890	6,820,540	6,820,540
Average common shares outstanding – diluted	6,841,758	6,834,909	6,839,393	6,847,829

	For the three months ended
Summary of Operations	3/31/01	6/30/01	9/30/01	12/31/01

Interest income	$18,182	$17,150	$16,783	$15,849
Net interest income	10,260	9,794	9,727	9,720
Provision for loan losses	1,439	1,168	1,493	1,859
Income before income taxes	4,602	4,065	3,678	2,125
Net income	2,908	2,441	2,335	1,739
Basic earnings per share	.43	.36	.34	.26
Diluted earnings per share	.42	.36	.33	.25
Dividends per common share	.12	.12	.12	.20
Average common shares outstanding	6,818,890	6,818,890	6,818,890	6,818,890
Average common shares outstanding – diluted	6,879,165	6,858,866	6,851,779	6,837,380

[1] The increase in provision for loan losses during the fourth quarter of 2002, as compared to prior periods, is primarily a result of a decline in the credit quality of a few commercial loans.

(Continued)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning the Board of Directors of the Company, the information contained under the section captioned “Election of Directors” in the Company’s definitive proxy statement for the Company’s 2003 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

     Information regarding executive officers of the Company is contained in the section captioned “Executive Officers of the Registrant” under Part I hereof and is incorporated herein by reference.

     Information regarding delinquent Form 3, 4 or 5 filers is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

     The information contained under the section captioned “Election of Directors — Executive Compensation and Other Benefits” in the Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in the Proxy Statement.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth certain information with respect to securities to be issued under the Company's equity compensation plans as of December 31, 2002.

	(a)	(b)	(c)
			Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued upon	exercise price of	future issuance under
	exercise of	Outstanding	equity compensation plans
	outstanding options,	Options, warrants	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	178,347	$22.84	247,993
Equity compensation plans not approved by security holders	54,000	$12.64	*

Total	232,347	$20.47	247,993

*	Pursuant to his employment agreement, this executive receives 9,000 options annually.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the section captioned “Election of Directors” in the Proxy Statement.

ITEM 14.    CONTROL AND PROCEDURES

     A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	The following consolidated financial statements of the Company included in the Company’s 2002 Annual Report to the Shareholders (the “Annual Report”) are incorporated herein by reference from Item 8 of this Report. The remaining information appearing in the Annual Report is not deemed to be filed as part of this Report, except as expressly provided herein.

1.	Report of Independent Auditors.

2.	Consolidated Balance Sheets – December 31, 2002 and 2001.

3.	Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000.

4.	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000.

5.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.

6.	Notes to Consolidated Financial Statements.

(a)(2)	All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)	The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 3.	Articles of Incorporation and Bylaws

(i)	Amended and Restated Charter, effective June 18, 1998 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(ii)	Amended and Restated Bylaws — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

Exhibit No. 10.	Employment Agreements

(i)	Employment agreement between the Company and R. Stan Puckett — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

Exhibit No. 11.	Statement re Computation of Per Share Earnings

Incorporated by reference to Note 13 of the Notes to Consolidated Financial Statements.

Exhibit No. 21.	Subsidiaries of the Registrant

A list of subsidiaries of the Registrant is included as an exhibit to this Report.

Exhibit No. 23.	Consent of Crowe, Chizek and Company LLP

Exhibit No. 99.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No. 99.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. On October 1, 2002, the Company filed a Report on Form 8-K to report that its common shares would begin trading on the Nasdaq National Market at the opening of trading on Tuesday, October 1, 2002. No financial statements were filed with the report.

(c)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated herein by reference.

(d)	Financial Statements and Financial Statement Schedules Excluded From Annual Report. There are no financial statements and financial statement schedules which were excluded from the Annual Report pursuant to Rule 14a-3(b)(1) which are required to be included herein.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

GREENE COUNTY BANCSHARES, INC.

Date:	March 27, 2003	By:	/s/ R. Stan Puckett

R. Stan Puckett
Chairman of the Board and
Chief Executive Officer
(Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

SIGNATURE AND TITLE:	DATE:

/s/ R. Stan Puckett R. Stan Puckett Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 27, 2003

/s/ Kenneth R. Vaught Kenneth R. Vaught President, Chief Operating Officer, and Director	March 27, 2003

/s/ William F. Richmond William F. Richmond Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2003

/s/ Phil M. Bachman Phil M. Bachman Director	March 27, 2003

/s/ Charles S. Brooks Charles S. Brooks Director	March 27, 2003

/s/ Bruce Campbell Bruce Campbell Director	March 27, 2003

/s/ W. T. Daniels W.T. Daniels Director	March 27, 2003

/s/ James A. Emory James A. Emory Director	March 27, 2003

/s/ Jerald K. Jaynes Jerald K. Jaynes Director	March 27, 2003

/s/ Terry Leonard Terry Leonard Director	March 27, 2003

/s/ Davis Stroud Davis Stroud Director and Secretary	March 27, 2003

/s/ Charles H. Whitfield, Jr. Charles H. Whitfield, Jr. Director	March 27, 2003

CERTIFICATION PURSUANT TO,
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
SEC RELEASE NO. 33-8124

I, R. Stan Puckett, Chairman of the Board and Chief Executive Officer of the Company, certify that:

(1)	I have reviewed this annual report on Form 10-K of Greene County Bancshares, Inc.(the “registrant”);

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ R. Stan Puckett
R. Stan Puckett
Chairman of the Board
and Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
SEC RELEASE NO. 33-8124

I, William F. Richmond, Senior Vice President and Chief Financial Officer of the Company, certify that:

(1)  I have reviewed this annual report on Form 10-K of Greene County Bancshares, Inc.(the “registrant”);

(2)  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ William F. Richmond
William F. Richmond
Senior Vice President
and Chief Financial Officer