Form 10-Q
period 2003-03-31
GREENE COUNTY BANCSHARES INC
filed 2003-05-09
CIK 764402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-14289

GREENE COUNTY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1222567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 North Main Street, Greeneville, Tennessee	37743-4992
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (423) 639-5111.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,821,950.

PART 1 – FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Registrant and its wholly owned subsidiaries are as follows:

Condensed Consolidated Balance Sheets – March 31, 2003 and December 31, 2002.

Condensed Consolidated Statements of Income and Comprehensive Income - For the three months ended March 31, 2003 and 2002.

Condensed Consolidated Statement of Stockholders’ Equity - For the three months ended March 31, 2003.

Condensed Consolidated Statements of Cash Flows - For the three months ended March 31, 2003 and 2002.

Notes to Condensed Consolidated Financial Statements.

GREENE COUNTY BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2003 and December 31, 2002

(Dollar amounts in thousands, except share and per share data)

	March 31, 2003	December 31, 2002*
	(Unaudited)
ASSETS
Cash and due from banks	$32,064	$23,466
Federal funds sold	24,335	39,493
Securities available for sale	31,993	33,322
Securities held to maturity (fair value $456 and $455)	448	448
FHLB, Bankers Bank and other stock, at cost	5,400	4,744
Loans held for sale	5,112	6,646
Loans	766,769	750,257
Less: Allowance for loan losses	(12,591)	(12,586)
Net loans	754,178	737,671
Premises and equipment, net	26,667	26,377
Other assets	25,694	27,229

Total assets	$905,891	$899,396

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$751,234	$719,323
Repurchase agreements	14,043	10,038
Notes payable	52,288	82,359
Accrued interest payable and other liabilities	11,852	13,081
Total liabilities	829,417	824,801

Shareholders’ equity
Common stock: $2 par, 15,000,000 shares authorized, 6,820,540 and 6,820,540 shares outstanding	13,641	13,641
Additional paid-in capital	4,870	4,870
Retained earnings	57,728	55,928
Accumulated other comprehensive income	235	156
Total shareholders’ equity	76,474	74,595

Total liabilities and shareholders’ equity	$905,891	$899,396

* Condensed from audited financial statements.

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Three Months Ended March 31, 2003 and 2002

(Dollar amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)

Interest income
Interest and fees on loans	$13,618	$14,290
Investment securities	326	383
Federal funds sold and interest-earning deposits	56	249
	14,000	14,922

Interest expense
Deposits	3,478	4,211
Borrowings	717	897
	4,195	5,108

Net interest income	9,805	9,814

Provision for loan losses	1,126	1,307

Net interest income after provision for loan losses	8,679	8,507

Noninterest income
Service charges and fees	2,095	1,918
Other	629	669
	2,724	2,587

Noninterest expense
Salaries and employee benefits	4,205	4,228
Occupancy and furniture and equipment expense	1,049	1,032
Other	1,978	1,775
	7,232	7,035

Income before income taxes	4,171	4,059

Provision for income taxes	1,553	1,490

Net income	$2,618	$2,569

Comprehensive Income	$2,697	$2,495

Per share of common stock:
Basic earnings	$0.38	$0.38
Diluted earnings	0.38	0.38
Dividends	0.12	0.12

Weighted average shares outstanding:
Basic	6,820,540	6,818,890
Diluted	6,880,168	6,841,758

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For Three Months Ended March 31, 2003

(Dollar amounts in thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- Hensive Income	Total Share- Holders’ Equity
	(Unaudited)

Balance, January 1, 2003	$13,641	$4,870	$55,928	$156	$74,595

Dividends paid ($.12 per share)	—	—	(818)	—	(818)
Comprehensive income:
Net income	—	—	2,618	—	2,618
Change in unrealized gains (losses), net of reclassification	—	—	—	79	79
Total comprehensive income					2,697

Balance, March 31, 2003	$13,641	$4,870	$57,728	$235	$76,474

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2003 and 2002

(Dollar amounts in thousands, except share and per share data)

	March 31, 2003	March 31, 2002
	(Unaudited)

Cash flows from operating activities
Net income	$2,618	$2,569
Adjustments to reconcile net income to net cash from Operating activities
Provision for loan losses	1,126	1,307
Depreciation and amortization	465	484
Security amortization and accretion, net	46	(62)
FHLB stock dividends	(45)	(49)
Net gain on sale of mortgage loans	(256)	(95)
Originations of mortgage loans held for sale	(18,584)	(12,569)
Proceeds from sales of mortgage loans	20,374	18,073
Net (gain) loss on OREO and repossessed assets	38	23
Net changes:
Accrued interest receivable and other assets	988	(463)
Accrued interest payable and other liabilities	(1,229)	1,023
Net cash from operating activities	5,541	10,241

Cash flows from investing activities
Net change in interest-bearing deposits with banks	—	1,100
Net change in securities and other interest-earning investments	802	(17,507)
Increase in cash surrender value of life insurance	(103)	(84)
Net increase in loans	(18,947)	(6,002)
Improvements to other real estate and proceeds from sales of other real estate owned, net	1,834	1,481
Proceeds from sale of fixed assets and fixed asset additions, net	(714)	(361)
Net cash used in investing activities	(17,128)	(21,373)

Cash flows from financing activities
Net change in deposits	31,911	26,564
Net change in repurchase agreements	4,005	2,310
Net change in notes payable	(30,071)	(88)
Dividends paid	(818)	(818)
Net cash from financing activities	5,027	27,968

Net change in cash and cash equivalents	(6,560)	16,836

Cash and cash equivalents, beginning of year	62,959	48,053

Cash and cash equivalents, end of period	$56,399	$64,889

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

Unaudited

(Dollar amounts in thousands, except share and per share data)

NOTE 1 – PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements of Greene County Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Greene County Bank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain amounts from prior period financial statements have been reclassified to conform to the current year’s presentation.

NOTE 2 – STOCK COMPENSATION

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

The following disclosures show the effect on income and earnings per share had the options’ fair value been recorded using an option pricing model.

	Three Months Ended March 31,
	2003		2002
	As Reported	Proforma	As Reported	Proforma

Net income	$2,618	$2,589	$2,569	$2,544
Basic earnings per share	$0.38	$0.38	$0.38	$0.38
Diluted earnings per share	$0.38	$0.38	$0.38	$0.38

NOTE 3 – ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses for the three months ended March 31, 2003 and twelve months ended December 31, 2002 were as follows:

	March 31, 2003	December 31, 2002

Balance at beginning of year	$12,586	$11,221
Add (deduct):
Charge-offs	(1,545)	(7,648)
Recoveries	424	1,948
Provisions	1,126	7,065
Ending balance	$12,591	$12,586

	March 31, 2003	December 31, 2002

Loans past due 90 days still on accrual	$28	$307
Nonaccrual loans	8,516	7,475
Total	$8,544	$7,782

NOTE 4 – EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Stock options are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the three months ended March 31, 2003, 94,325 options are excluded from the effect of dilutive securities because they are anti-dilutive; 113,870 options are similarly excluded from the effect of dilutive securities for the three months ended March 31, 2002.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003		2002
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)

Basic EPS
Income available to common shareholders	$2,618	6,820,540	$2,569	6,818,890

Effect of dilutive securities
Stock options outstanding	—	59,628	—	22,868

Diluted EPS
Income available to common shareholders plus assumed conversions	$2,618	6,880,168	$2,569	6,841,758

NOTE 5 – SEGMENT INFORMATION

The Company’s operating segments include banking, mortgage banking, consumer finance, subprime automobile lending and title insurance. The reportable segments are determined by the products and services offered, and internal reporting. Loans, investments, and deposits provide the revenues in the banking operation, loans and fees provide the revenues in consumer finance, mortgage banking, and subprime lending and insurance commissions provide revenues for the title insurance company. Consumer finance, subprime automobile lending and title insurance do not meet the quantitative threshold on an individual basis, and are therefore shown below in “other”. Mortgage banking operations are included in “Bank”.   All operations are domestic.

Segment performance is evaluated using net interest income and noninterest income. Income taxes are allocated based on income before income taxes and indirect expenses (includes management fees) are allocated based on time spent for each segment. Transactions among segments are made at fair value. Information reported internally for performance assessment follows.

Three months ended March 31, 2003	Bank	Other	Total

Net interest income	$8,186	$1,619	$9,805
Provision for loan losses	585	541	1,126
Noninterest income	2,325	399	2,724
Noninterest expense	6,043	1,189	7,232
Income tax expense	1,462	91	1,553
Segment profit	$2,421	$197	$2,618

Segment assets at March 31, 2003	$870,354	$35,537	$905,891

Three months ended March 31, 2002	Bank	Other	Total

Net interest income	$8,124	$1,690	$9,814
Provision for loan losses	418	889	1,307
Noninterest income	2,205	382	2,587
Noninterest expense	5,949	1,086	7,035
Income tax expense	1,515	(25)	1,490
Segment profit	$2,447	$122	$2,569

Segment assets at March 31, 2002	$805,106	$37,991	$843,097

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Upon adopting new accounting guidance on January 1, 2002, the Company ceased amortizing goodwill.  Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.  The effect on net income of ceasing goodwill amortization for the three months ended March 31, 2002 was $43.

The change in the carrying amount of goodwill for the three months ended March 31, 2003 is as follows:

Beginning of year	$2,053
Goodwill from acquisition during the quarter	—
End of quarter	$2,053

The effect of not amortizing goodwill is summarized as follows:

	Three Months Ended March 31,
	2003	2002

Reported net income	$2,618	$2,569
Add back: goodwill amortization	—	43
Adjusted net income	$2,618	$2,612

Reported basic earnings per share	$0.38	$0.38
Add back: goodwill amortization per share	—	—
Adjusted basic earnings per share	$0.38	$0.38

Reported diluted earnings per share	$0.38	$0.38
Add back: goodwill amortization per share	—	—
Adjusted diluted earnings per share	$0.38	$0.38

Core deposit and other intangibles

Other intangible assets consist of core deposit intangibles arising from whole bank and branch acquisitions.  They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which is 10 years.

Core deposit intangibles had a gross carrying amount of $1,771 for the period ended March 31, 2003 and the year ended December 31, 2002 and accumulated amortization of $1,068 and $1,028 for the same periods, respectively.  Aggregate amortization expense for the three months ended March 31, 2003 was $40. Annual estimated amortization expense for the next five years is:

2003	$162
2004	162
2005	162
2006	52
2007	52
Total	$590

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including all documents incorporated herein by reference, contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words “believe”, “expect”, “seek”, and “intend” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

Presentation of Amounts

All dollar amounts set forth below, other than per-share amounts and percentages, are in thousands unless otherwise noted.

General

Greene County Bancshares, Inc. (the “Company”) is the bank holding company for Greene County Bank (“the Bank”), a Tennessee-chartered commercial bank that conducts the principal business of the Company. In addition to its commercial banking operations, the Bank conducts separate businesses through its three wholly-owned subsidiaries: Superior Financial Services, Inc. (“Superior Financial”), a consumer finance company; GCB Acceptance Corporation (“GCB Acceptance”), a subprime automobile lending company; and Fairway Title Co., a title company formed in 1998. The Bank also operates a mortgage banking operation through its main office in Knox County, Tennessee and it also has representatives located through out the Company’s branch system.

Growth and Business Strategy

The Company expects that, over the intermediate term, a majority of its growth will result from mergers and acquisitions including acquisitions of both entire financial institutions and selected branches of financial institutions. De novo branching will also be a method of growth, particularly in high-growth and other demographically-desirable markets.

The Company’s strategic plan outlines a geographic expansion policy within a 300-mile radius of its major markets. This policy could result in the Company expanding westward and eastward up to and including Nashville, Tennessee and Roanoke, Virginia, respectively, east/southeast up to and including the Piedmont area of North Carolina and western North Carolina, southward to northern Georgia and northward into eastern and central Kentucky. In particular, the Company believes the markets in and around Knoxville and Nashville, Tennessee are highly desirable areas with respect to expansion and growth plans and the Company has submitted regulatory applications for the establishment of a full-service branch in Knoxville.

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

Liquidity and Capital Resources

Liquidity.  Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s liquid assets include investment securities, federal funds sold and other interest-earning deposits, and cash and due from banks. Including securities pledged to collateralize municipal deposits, these assets represented 11.5% of the total liquidity base at March 31, 2003, as compared to 12.5% at December 31, 2002. The liquidity base is generally defined to include deposits, securities sold under repurchase agreements and short-term borrowed funds and other borrowings. In addition, the Company maintains borrowing availability with the Federal Home Loan Bank of Cincinnati (“FHLB”) approximating $61,400 at March 31, 2003. The Company also maintains federal funds lines of credit totaling $78,900 at seven correspondent banks of which $78,900 was available at March 31, 2003. The Company believes it has sufficient liquidity to satisfy its current operating needs.

For the three months ended March 31, 2003, operating activities of the Company provided $5,541 of cash flows. Net income of $2,618 adjusted for non-cash operating activities, including $1,790 in net proceeds from loans originated for sale, $1,126 in provision for loan losses and depreciation and amortization, including premium amortization on securities, net of accretion of $511, comprised the majority of the cash generated from operations. These increases in cash flows were offset, in part, by the net gain on sale of mortgage loans in the amount of $256 and the $241 in cash flows used from the net change in interest receivable and other assets, and accrued interest payable and other liabilities.

The Company’s net increase in held-to-maturity loans originated, net of principal collected, used $18,947 in cash flows and was the primary component of the $17,128 in net cash used in investing activities. Offsetting, in part, this use of cash flows were the net changes in securities and other interest-earning investments and in improvements to other real estate and proceeds from sales of other real estate owned, net, in the amounts of $699 and $1,834, respectively.

The net increase in deposits and repurchase agreements provided $31,911 and $4,005 in cash flows, respectively.  Offsetting, in part, these increases in cash flows were the $30,071 decrease in notes payable, net and quarterly dividends paid in the amount of $818.  The $30,071 decrease in notes payable, net, reflects the Company’s payoff of a short-term FHLB advance, originated in late 2002 in anticipation of year-end liquidity needs on the part of some of the Company’s major corporate borrowers, in early 2003.

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

Shareholders’ equity on March 31, 2003 was $76,474, an increase of $1,879, or 2.52%, from $74,595 on December 31, 2002. The increase in shareholders’ equity primarily reflected net income for the three months ended March 31, 2003 of $2,618 ($.38 per share, assuming dilution). This increase was offset by quarterly dividend payments during the three months ended March 31, 2003 totaling $818 ($0.12 per share).

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

Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (the “FRB”) and the Federal Deposit Insurance Corporation require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items.  Under the guidelines, one of four risk weights is applied to the different on-balance sheet items.  Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts.

All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of shareholders’ equity, less goodwill). At March 31, 2003, the Company and the Bank each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements. The capital ratios of the Bank contained within the table below do not differ materially from those of the Company.

CAPITAL RATIOS AT MARCH 31, 2003

	Required Minimum Ratio	Bank
Tier 1 risk-based capital	4.00%	9.76%
Total risk-based capital	8.00%	11.01%
Leverage Ratio	4.00%	8.47%

Changes in Results of Operations

Net income.  Net income for the three months ended March 31, 2003 was $2,618, as compared to $2,569 for the same period in 2002. This increase of $49, or 1.9%, resulted primarily from a $137, or 5.3%, increase in noninterest income from $2,587 for the three months ended March 31, 2002 to $2,724 for the same period of 2003. This increase resulted principally from a $177, or 9.2%, increase in service charges and fees from $1,918 for the three months ended March 31, 2002 to $2,095 for the same period of 2003, and mainly reflects additional gains on sales of loans generated by the Company’s mortgage division. In addition, the Company’s provision for loan losses decreased $181, or 13.8%, from $1,307 for the three months ended March 31, 2002 to $1,126 for the same period of 2003, reflecting primarily lower provisions and net chargeoffs in Superior Financial in the quarter ended March 31, 2003 compared to the same period in 2002. Offsetting these increases, in part, was a $197, or 2.8%, increase in noninterest expense from $7,035 for the three months ended March 31, 2002 to $7,232 for the same period of 2003, and resulted principally from a $203, or 11.4%, increase in other expense from $1,775 for the three months ended March 31, 2002 to $1,978 for the same period of 2003. This increase in other expense primarily reflected additional loan collection and repossession expenses and resulted from a substantial recovery of such expenses in the quarter ended March 31, 2002.

Net Interest Income.  The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of interest-earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. During the three months ended March 31, 2003, net interest income was $9,805, as compared to $9,814 for the same period in 2002, representing a decrease of 0.1%. While the Company’s average balances of interest-earning assets increased more than the average balances of interest-bearing liabilities in the three months ended March 31, 2003, as compared to the same quarter in 2002, thus potentially enhancing net interest income, such potential increase was more than offset by the reduction in yield on these interest-earning assets which exceeded the decrease in cost on interest-bearing liabilities. As a result, the Company’s net interest margin decreased in the three months ended March 31, 2003 as compared to the same period in 2002. Further, the Company’s net interest margin for the three months ended March 31, 2003 declined from the quarter ended December 31, 2002, as the Company has been unable to manage deposit rates down sufficiently to compensate for the decline in yields on interest-earning assets. The Company believes its net interest margin will compress further if interest rates continue to decline; however, if interest rates begin to rise, based on the Company’s asset-sensitive interest rate risk position and its current mix of interest-earning assets and interest-bearing liabilities, the Company believes its net interest margin will begin to increase. Management believes that the Company’s net interest margin may well continue to decline slightly even if interest rates remain stable, as certain adjustable-rate loans continue to reprice downward in conjunction with the Company’s inability to further lower deposit rates; however, assuming (a) stable short-term interest rates, (b) no significant change in the yield curve, (c) moderate annualized loan growth at a rate of roughly five to six percent, and (d) continued growth in low cost and total deposits, the Company foresees stability in its net interest margin.

Provision for Loan Losses. During the three months ended March 31, 2003, loan charge-offs were $1,545 and recoveries of charged-off loans were $424. The Company’s provision for loan losses decreased by $181, or

13.8%, to $1,126 for the three months ended March 31, 2003 as compared to $1,307 for the same period in 2002. The Company’s allowance for loan losses increased by $5 to $12,591 March 31, 2003 from $12,586 at December 31, 2002, with the ratio of the allowance for loan losses to total loans remaining essentially constant from period to period. As of March 31, 2003, indicators of credit quality, as discussed below, have declined somewhat compared to December 31, 2002. The ratio of allowance for loan losses to nonperforming assets was 92.86% and 94.24% at March 31, 2003 and December 31, 2002, respectively, and the ratio of nonperforming assets to total assets was 1.50% and 1.48% at March 31, 2003 and December 31, 2002, respectively. The ratio of nonperforming loans to total loans, excluding loans held for sale, was 1.10% and 1.02% at March 31, 2003 and December 31, 2002, respectively. The decline in credit quality indicators is primarily related to one large commercial relationship and one borrower with multiple commercial loans that have been placed on nonaccrual status during the quarter ended March 31, 2003.  The largest relationship is comprised of business loans approximating $1,136 and is secured by real estate and equipment.  The Company is in the process of foreclosure on the collateral and anticipates a loss of approximately $100.  The multiple commercial loans, approximating $1,067, associated with the one borrower are in the process of collection.  Management believes the collateral for the loans is not adequate and anticipates a loss of approximately $350.  The Company believes its allowance for loan losses is adequate to absorb both of these anticipated losses.

The Company’s annualized net charge-offs for the three months ended March 31, 2003 were $4,484 compared to actual net charge-offs of $5,700 for the year ended December 31, 2002. Annualized net charge-offs in Superior Financial for the three months ended March 31, 2003 were $1,096 compared to actual net charge-offs of $1,606 for the year ended December 31, 2002. Annualized net charge-offs in the Bank for the three months ended March 31, 2003 were $1,756 compared to actual net charge-offs of $2,834 for the year ended December 31, 2002. Annualized net charge-offs in GCB Acceptance for the three months ended March 31, 2003 were $1,632 compared to actual net charge-offs of $1,260 for the year ended December 31, 2002. At this point, management believes that total charge-offs for 2003 in the Bank and Superior Financial will slightly improve compared to 2002 charge-offs.

Based on the Company’s allowance for loan loss calculation, and more specifically, the collateral values underlying nonperforming assets, management believes the allowance for loan losses is adequate at March 31, 2003.  However, management anticipates that the provision for loan losses during the second quarter of 2003 will be higher than the first quarter of 2003 and also anticipates that the provision for loan losses for the entire year of 2003 may exceed the provision for 2002 if indicators of credit quality continue to deteriorate.  In addition, normal loan growth may well lead to an increase in the provision for loan losses if economic conditions remain uncertain.

Non-Interest Income.  Income that is not related to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important supplement to the traditional method of earning income through interest rate spreads.

Total non-interest income for the three months ended March 31, 2003 was $2,724, as compared to $2,587 for the same period in 2002. Service charges, commissions and fees remain the largest component of total non-interest income and increased from $1,918 for the three months ended March 31, 2002 to $2,095 for the same period in 2003. This increase mainly reflects additional gains on sales of loans generated by the Company’s mortgage division, as well as additional volume and fee increases associated with the Company’s retail service charge program.

Non-Interest Expense.  Control of non-interest expense also is an important aspect in enhancing income. Non-interest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total non-interest expense was $7,232 for the three months ended March 31, 2003 compared to $7,035 for the same period in 2002. The $197, or 2.8%, increase in total non-interest expense for the three months ended March 31, 2003 compared to the same period of 2002 resulted principally from a $203, or 11.4%, increase in other expense from $1,775 for the three months ended March 31, 2002 to $1,978 for the same period of 2003. This increase in other expense primarily reflected additional loan collection and repossession expenses and resulted from a substantial recovery of such expenses in the quarter ended March 31, 2002.

Personnel costs are the primary element of the Company’s non-interest expenses. For the three months ended March 31, 2003, salaries and benefits represented $4,205, or 58.1%, of total non-interest expense. This was an decrease of $23, or .5%, from the $4,228 for the three months ended March 31, 2002.  The Company had 43 branches at March 31, 2003, as compared to 42 at both December 31, 2002 and March 31, 2002, and the number of full-time equivalent employees increased 2.1% from 377 at March 31, 2002 to 385 at March 31, 2003.

Primarily as a result of this overall increase in non-interest expense, the Company’s efficiency ratio was negatively affected, as the ratio increased from 56.73% at March 31, 2002 to 57.72% at March 31, 2003. The efficiency ratio illustrates how much it cost the Company to generate revenue; for example, it cost the Company 57.72 cents to generate one dollar of revenue for the three months ended March 31, 2003.

Changes in Financial Condition

Total assets at March 31, 2003 were $905,891, an increase of $6,495, or 0.7%, from total assets of $899,396 at December 31, 2002. The increase in assets was primarily reflective of the $16,507, or 2.2%, increase, as reflected on the Condensed Consolidated Balance Sheets, in net loans, excluding loans held for sale, which was funded, in part, by the $7,233, or 7.1%, decline in the Company’s liquidity base (see “Liquidity and Capital Resources—Liquidity” located earlier for the general definition of liquidity base). The Company’s $31,911, or 4.4%, increase in deposits during the quarter ended March 31, 2003 approximated the $30,071 reduction in notes payable, as the Company elected to use most of the funds provided by the deposit increase to pay off a short-term advance with the FHLB. Accordingly, the other primary funding source for the increase in net loans, as well as the $6,495 increase in total assets, was the $4,005 increase in repurchase agreements.

At March 31, 2003, loans, net of unearned income and allowance for loan losses, were $754,178 compared to $737,671 at December 31, 2002, an increase of $16,507, or 2.2%, from December 31, 2002. The increase in loans during the first three months of 2003 primarily reflects an increase in commercial real estate loans and residential real estate loans. Non-performing loans include non-accrual loans and loans 90 or more days past due. All loans that are 90 days past due are considered non-accrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Non-accrual loans that are 120 days past due without assurance of repayment are charged off against the allowance for loan losses. The Company has aggressive collection practices in which senior management is heavily involved. Nonaccrual loans and loans past due 90 days and still accruing increased by $762, or 9.8%, during the three months ended March 31, 2003 to $8,544. The increase is mainly attributable to the two credit relationships discussed in the earlier section entitled “Provision for Loan Losses” located earlier.  At March 31, 2003, the ratio of the Company’s allowance for loan losses to non-performing assets (which include non-accrual loans) was 92.86%.

The Company maintains an investment portfolio to provide liquidity and earnings. Investments at March 31, 2003 with an amortized cost of $32,061 had a market value of $32,449. At year-end 2002, investments with an amortized cost of $33,519 had a market value of $33,777. This decrease consists primarily of the excess of called short-term agency securities over the reinvested proceeds.

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company’s December 31, 2002 Form 10-K.  No material changes in the assumptions used or results obtained from the model have occurred since December 31, 2002.

Actual results for the year ending December 31, 2003 will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies.

ITEM 4.                             CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report pursuant to Rule 13a-14 of the Securities Act of 1934. Based on that review and evaluation, the

CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

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

Greene County Bancshares, Inc.
Registrant

Date:	May 9, 2003	By:	/s/ R. Stan Puckett
R. Stan Puckett
Chairman of the Board and Chief Executive Officer (Duly authorized representative)

Date:	May 9, 2003		/s/ William F. Richmond
William F. Richmond
Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

SEC RELEASE NO. 33-8124

I, R. Stan Puckett, Chairman of the Board and Chief Executive Officer of the Company, certify that:

1)              I have reviewed this quarterly report on Form 10-Q of Greene County Bancshares, Inc.(the “registrant”);

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

4)              The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)              The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)              The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 9, 2003	/s/	R. Stan Puckett
R. Stan Puckett
Chairman of the Board and Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

SEC RELEASE NO. 33-8124

I, William F. Richmond, Senior Vice President and Chief Financial Officer of the Company, certify that:

1)              I have reviewed this quarterly report on Form 10-Q of Greene County Bancshares, Inc.(the “registrant”);

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

4)              The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)              The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)              The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 9, 2003	/s/	William F. Richmond
William F. Richmond
Senior Vice President and Chief Financial Officer