Form 10-Q
period 2003-06-30
GREENE COUNTY BANCSHARES INC
filed 2003-08-06
CIK 764402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,823,315.

PART 1 – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Registrant and its wholly owned subsidiaries are as follows:

Condensed Consolidated Balance Sheets – June 30, 2003 and December 31, 2002.

Condensed Consolidated Statements of Income and Comprehensive Income - For the three and six months ended June 30, 2003 and 2002.

Condensed Consolidated Statement of Stockholders’ Equity – For the six months ended June 30, 2003.

Condensed Consolidated Statements of Cash Flows - For the six months ended June 30, 2003 and 2002.

Notes to Condensed Consolidated Financial Statements.

GREENE COUNTY BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2003 and December 31, 2002

(Dollar amounts in thousands, except share and per share data)

	(Unaudited) June 30, 2003	December 31, 2002*
ASSETS
Cash and due from banks	$42,035	$23,466
Federal funds sold	—	39,493
Securities available for sale	42,111	33,322
Securities held to maturity (fair value $458 and $455)	448	448
FHLB, Bankers Bank and other stock, at cost	5,446	4,744
Loans held for sale	5,172	6,646
Loans	772,848	750,257
Less: Allowance for loan losses	(12,411)	(12,586)
Net loans	760,437	737,671
Premises and equipment, net	27,096	26,377
Other assets	26,356	27,229

Total assets	$909,101	$899,396

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$704,909	$719,323
Federal funds purchased and repurchase agreements	26,443	10,038
Notes payable	87,076	82,359
Accrued interest payable and other liabilities	12,682	13,081
Total liabilities	831,110	824,801

Shareholders’ equity
Common stock: $2 par, 15,000,000 shares authorized, 6,823,315 and 6,820,540 shares outstanding	13,647	13,641
Additional paid-in capital	4,901	4,870
Retained earnings	59,210	55,928
Accumulated other comprehensive income	233	156
Total shareholders’ equity	77,991	74,595

Total liabilities and shareholders’ equity	$909,101	$899,396

* Condensed from audited financial statements.

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Three and Six Months Ended June 30, 2003 and 2002

(Dollar amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)

Interest income
Interest and fees on loans	$13,721	$14,403	$27,339	$28,693
Investment securities	318	440	644	823
Federal funds sold and interest-earning deposits	43	123	99	372
	14,082	14,966	28,082	29,888

Interest expense
Deposits	3,276	3,790	6,754	8,001
Borrowings	753	814	1,470	1,711
	4,029	4,604	8,224	9,712

Net interest income	10,053	10,362	19,858	20,176

Provision for loan losses	1,729	1,369	2,855	2,676

Net interest income after provision for loan losses	8,324	8,993	17,003	17,500

Noninterest income
Service charges and fees	2,436	1,950	4,531	3,868
Other	461	622	1,090	1,291
	2,897	2,572	5,621	5,159

Noninterest expense
Salaries and employee benefits	3,884	4,312	8,089	8,540
Occupancy and furniture and equipment expense	1,124	1,001	2,173	2,033
Other	2,684	1,960	4,662	3,735
	7,692	7,273	14,924	14,308

Income before income taxes	3,529	4,292	7,700	8,351

Provision for income taxes	1,228	1,625	2,781	3,115

Net income	$2,301	$2,667	$4,919	$5,236

Comprehensive Income	$2,299	$2,833	$4,996	$5,328

Per share of common stock:
Basic earnings	$0.34	$0.39	$0.72	$0.77
Diluted earnings	0.33	0.39	0.71	0.77
Dividends	0.12	0.12	0.24	0.24

Weighted average shares outstanding:
Basic	6,822,235	6,818,890	6,821,392	6,818,890
Diluted	6,905,852	6,834,909	6,905,437	6,834,909

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For Six Months Ended June 30, 2003

(Dollar amounts in thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- Hensive Income	Total Share- Holders’ Equity
	(Unaudited)

Balance, January 1, 2003	$13,641	$4,870	$55,928	$156	$74,595

Issuance of 2,775 shares	6	31	—	—	37
Dividends paid ($.24 per share)	—	—	(1,637)	—	(1,637)
Comprehensive income:
Net income	—	—	4,919	—	4,919
Change in unrealized gains (losses), net of reclassification	—	—	—	77	77
Total comprehensive income					4,996

Balance, June 30, 2003	$13,647	$4,901	$59,210	$233	$77,991

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2003 and 2002

(Dollar amounts in thousands, except share and per share data)

	June 30, 2003	June 30, 2002
	(Unaudited)

Cash flows from operating activities
Net income	$4,919	$5,236
Adjustments to reconcile net income to net cash from Operating activities
Provision for loan losses	2,855	2,676
Depreciation and amortization	961	954
Security amortization and accretion, net	81	(24)
FHLB stock dividends	(92)	(101)
Net gain on sale of mortgage loans	(607)	(199)
Originations of mortgage loans held for sale	(44,474)	(23,184)
Proceeds from sales of mortgage loans	46,555	28,222
Net (gain) losses on sales of fixed assets	—	(112)
Net (gain) loss on OREO and repossessed assets	185	75
Net changes:
Accrued interest receivable and other assets	1,052	(85)
Accrued interest payable and other liabilities	(400)	(789)
Net cash from operating activities	11,035	12,669

Cash flows from investing activities
Net change in interest-bearing deposits with banks	—	1,100
Net change in securities and other interest-earning investments	(9,355)	(9,639)
Increase in cash surrender value of life insurance	(458)	(175)
Net increase in loans	(29,138)	(41,868)
Improvements to other real estate and proceeds from sales of other real estate owned, net	3,483	2,447
Proceeds from sale of fixed assets and fixed asset additions, net	(1,599)	(669)
Net cash used in investing activities	(37,067)	(48,804)

Cash flows from financing activities
Net change in deposits	(14,413)	(5,048)
Net change in federal funds purchased and repurchase agreements	16,404	19,591
Net change in notes payable	4,717	(177)
Dividends paid	(1,637)	(1,637)
Proceeds from issuance of common stock	37	—
Net cash from financing activities	5,108	12,729

Net change in cash and cash equivalents	(20,924)	(23,406)

Cash and cash equivalents, beginning of period	62,959	48,053

Cash and cash equivalents, end of period	$42,035	$24,647

See accompanying notes.

NOTE 1 – PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements of Greene County Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Greene County Bank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain amounts from prior period financial statements have been reclassified to conform to the current year’s presentation.

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

The following disclosures show the effect on income and earnings per share had the options’ fair value been recorded using an option pricing model.

	Three Months Ended June 30,
	2003		2002
	As Reported	Proforma	As Reported	Proforma

Net income	$2,301	$2,273	$2,667	$2,646
Basic earnings per share	$0.34	$0.33	$0.39	$0.38
Diluted earnings per share	$0.33	$0.32	$0.39	$0.38

	Six Months Ended June 30,
	2003		2002
	As Reported	Proforma	As Reported	Proforma

Net income	$4,919	$4,862	$5,236	$5,190
Basic earnings per share	$0.72	$0.71	$0.77	$0.76
Diluted earnings per share	$0.71	$0.70	$0.77	$0.76

NOTE 3 – ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses for the six months ended June 30, 2003 and twelve months ended December 31, 2002 were as follows:

	June 30, 2003	December 31, 2002

Balance at beginning of year	$12,586	$11,221
Add (deduct):
Charge-offs	(3,850)	(7,648)
Recoveries	820	1,948
Provisions	2,855	7,065
Ending balance	$12,411	$12,586

	June 30, 2003	December 31, 2002

Loans past due 90 days still on accrual	$411	$307
Nonaccrual loans	4,178	7,475
Total	$4,589	$7,782

NOTE 4 – EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Stock options are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the three and six months ended June 30, 2003, 70,105 options are excluded from the effect of dilutive securities because they are anti-dilutive; 155,935 options are similarly excluded from the effect of dilutive securities for the three and six months ended June 30, 2002.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,
	2003		2002
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)

Basic EPS
Income available to common shareholders	$2,301	6,822,235	$2,667	6,818,890

Effect of dilutive securities
Stock options outstanding	—	83,617	—	16,019

Diluted EPS
Income available to common shareholders plus assumed conversions	$2,301	6,905,852	$2,667	6,834,909

	Six Months Ended June 30,
	2003		2002
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)

Basic EPS
Income available to common shareholders	$4,919	6,821,392	$5,236	6,818,890

Effect of dilutive securities
Stock options outstanding	—	84,045	—	16,019

Diluted EPS
Income available to common shareholders plus assumed conversions	$4,919	6,905,437	$5,236	6,834,909

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

Three months ended June 30, 2003	Bank	Other	Total

Net interest income	$8,437	$1,616	$10,053
Provision for loan losses	1,181	548	1,729
Noninterest income	2,558	339	2,897
Noninterest expense	6,457	1,235	7,692
Income tax expense	1,160	68	1,228
Segment profit	$2,197	$104	$2,301

Segment assets at June 30, 2003	$873,846	$35,255	$909,101

Three months ended June 30, 2002	Bank	Other	Total

Net interest income	$8,738	$1,624	$10,362
Provision for loan losses	215	1,154	1,369
Noninterest income	2,230	342	2,572
Noninterest expense	6,097	1,176	7,273
Income tax expense	1,760	(135)	1,625
Segment profit	$2,896	$(229)	$2,667

Segment assets at June 30, 2002	$791,287	$37,594	$828,881

Six months ended June 30, 2003	Bank	Other	Total

Net interest income	$16,623	$3,235	$19,858
Provision for loan losses	1,766	1,089	2,855
Noninterest income	4,883	738	5,621
Noninterest expense	12,500	2,424	14,924
Income tax expense	2,622	159	2,781
Segment profit	$4,618	$301	$4,919

Segment assets at June 30, 2003	$873,846	$35,255	$909,101

Six months ended June 30, 2002	Bank	Other	Total

Net interest income	$16,862	$3,314	$20,176
Provision for loan losses	633	2,043	2,676
Noninterest income	4,435	724	5,159
Noninterest expense	12,046	2,262	14,308
Income tax expense	3,275	(160)	3,115
Segment profit	$5,343	$(107)	$5,236

Segment assets at June 30, 2002	$791,287	$37,594	$828,881

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

General

Greene County Bancshares, Inc. (the “Company”) is the bank holding company for Greene County Bank (“the Bank”), a Tennessee-chartered commercial bank that conducts the principal business of the Company. In addition to its commercial banking operations, the Bank conducts separate businesses through its three wholly-owned subsidiaries: Superior Financial Services, Inc. (“Superior Financial”), a consumer finance company; GCB Acceptance Corporation (“GCB Acceptance”), a subprime automobile lending company; and Fairway Title Co., a title company formed in 1998. The Bank also operates a mortgage banking operation through its main office in Knox County, Tennessee and it also has representatives located through out the Company’s branch system. At June 30, 2003, the Company had assets of $909 million and operated 40 branches throughout East Tennessee, a branch in North Carolina, a trust services office in Middle Tennessee and one loan production office in the southwestern part of Virginia.

On June 18, 2003, the Company announced that it had agreed to acquire Gallatin, Tennessee-based Independent Bankshares Corporation (“IBC”), in a merger transaction which will create a bank holding company with combined assets of approximately $1.1 billion. The Company will be the surviving corporation after the merger is completed. IBC is a bank holding company for First Independent Bank, which has four offices in Gallatin and Hendersonville, Tennessee, and Rutherford Bank and Trust, with three offices in Murfreesboro and Smyrna, Tennessee. The Company expects to complete the transaction in the fourth quarter of 2003, subject to the approval of IBC shareholders and banking regulators and the satisfaction of usual and customary closing conditions.

Growth and Business Strategy

The Company expects that, over the intermediate term, a majority of its growth will result from mergers and acquisitions including acquisitions of both entire financial institutions and selected branches of financial institutions. De novo branching will also be a method of growth, particularly in high-growth and other demographically-desirable markets.

The Company’s strategic plan outlines a geographic expansion policy within a 300-mile radius of its major markets. This policy contemplates the Company expanding westward and eastward up to and including Nashville, Tennessee and Roanoke, Virginia, respectively, east/southeast up to and including the Piedmont area of North Carolina and western North Carolina, southward to northern Georgia and northward into eastern and central Kentucky. In particular, the Company believes the markets in and around Knoxville and Nashville, Tennessee are highly desirable areas with respect to expansion and growth plans and the Company has submitted regulatory applications for the establishment of a full-service branch in Knoxville.

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

Liquidity and Capital Resources

Liquidity.  Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s liquid assets include investment securities, federal funds sold, loans held for sale, and cash and due from banks. Including securities pledged to collateralize municipal deposits, these assets represented 11.6% of the total liquidity base at June 30, 2003, as compared to 13.3% at December 31, 2002. The liquidity base is generally defined to include deposits, securities sold under repurchase agreements and short-term borrowed funds and other borrowings. In addition, the Company maintains borrowing availability with the Federal Home Loan Bank of Cincinnati (“FHLB”) approximating $2,600 at June 30, 2003. The Company also maintains federal funds lines of credit totaling $78,900 at seven correspondent banks of which $61,400 was available at June 30, 2003. The Company believes it has sufficient liquidity to satisfy its current operating needs.

For the six months ended June 30, 2003, operating activities of the Company provided $11,035 of cash flows. Net income of $4,919 adjusted for non-cash operating activities, including $2,081 in net proceeds from loans originated for sale, $2,855 in provision for loan losses and depreciation and amortization, including premium amortization on securities, net of accretion of $1,042, comprised the majority of the cash generated from operations. These increases in cash flows were offset, in part, by the net gain on sale of mortgage loans in the amount of $607.

The Company’s net increase in held-to-maturity loans originated, net of principal collected, used $29,138 in cash flows and was the primary component of the $37,067 in net cash used in investing activities. In addition, the net change in securities and other interest-earning investments used $9,355 in cash flows. Offsetting, in part, this use of cash flows was the net change in improvements to other real estate and proceeds from sales of other real estate owned, net, in the amount of $3,483.

The net increase in federal funds purchased and repurchase agreements and notes payable provided $16,404 and $4,717 in cash flows, respectively. Offsetting, in part, these increases in cash flows were the $14,413 reduction in deposits and quarterly dividends paid in the amount of $1,637.

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

Shareholders’ equity on June 30, 2003 was $77,991, an increase of $3,396, or 4.55%, from $74,595 on December 31, 2002. The increase in shareholders’ equity primarily reflected net income for the six months ended June 30, 2003 of $4,919 ($0.71 per share, assuming dilution). This increase was offset by quarterly dividend payments during the six months ended June 30, 2003 totaling $1,637 ($0.24 per share).

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

Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (the “FRB”) and the Federal Deposit Insurance Corporation require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items.  Under the guidelines, one of four risk weights is applied to the different on-balance sheet items.  Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of shareholders’ equity, less goodwill). At June 30, 2003, the Company and the Bank each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements. The capital ratios of the Bank contained within the table below do not differ materially from those of the Company.

CAPITAL RATIOS AT JUNE 30, 2003

	Required Minimum Ratio	Bank
Tier 1 risk-based capital	4.00%	9.93%
Total risk-based capital	8.00%	11.18%
Leverage Ratio	4.00%	8.62%

Changes in Results of Operations

Net income.  Net income for the three months ended June 30, 2003 was $2,301, as compared to $2,667 for the same period in 2002. This decrease of $366, or 13.7%, resulted primarily from lower net interest income, increased provisions for loan losses and additional non-interest expense as compared to the same period in 2002. The Company’s net interest income declined $309, or 3.0%, to $10,053 for the three months ended June 30, 2003 from $10,362 for the same period in 2002, primarily reflecting the Company’s lower net interest margin during the second quarter of 2003 as compared to the same period in 2002. The Company’s provision for loan losses increased $360, or 26.3%, to $1,729 for the three months ended June 30, 2003 from $1,369 for the same period in 2002. This increase primarily reflects higher provisions and net chargeoffs in the Bank in the quarter ended June 30, 2003 compared to the same period in 2002. Total non-interest expense increased $419, or 5.8%, to $7,692 for the three months ended June 30, 2003 from $7,273 for the same period in 2002, resulting primarily from a $724, or 36.9%, increase in other expense to $2,684 for the three months ended June 30, 2003 from $1,960 for the same period in 2002. This increase in other expense resulted from a combination of several factors, including charges associated with credit and debit cards, losses on sales of other real estate owned and other repossessed assets, various expenses associated with other real estate owned, additional charitable contributions and increased telephone and data line expense. Offsetting these decreases, in part, was a $325, or 12.6%, increase in total non-interest income, resulting primarily from additional gains on sales of loans generated by the Company’s mortgage division, as well as additional fees associated with various deposit products.

Net income for the six months ended June 30, 2003 was $4,919, as compared to $5,236 for the same period in 2002. This decrease of $317, or 6.1%, reflects substantially the same trends that existed during the quarter ended June 30, 2003.

Net Interest Income.  The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of interest-earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. During the three months ended June 30, 2003, net interest income was $10,053, as compared to $10,362 for the same period in 2002, representing a decrease of 3.0%. While the Company’s average balances of interest-earning assets increased more than the average balances of interest-bearing liabilities in the three months ended June 30, 2003, as compared to the same quarter in 2002, thus potentially enhancing net interest income, such potential increase was more than offset by the reduction in yield on these interest-earning assets which exceeded the decrease in cost on interest-bearing liabilities. As a result, the Company’s net interest margin decreased in the three months ended June 30, 2003 as compared to the same period in 2002. Further, while the Company’s net interest margin increased slightly for the three months ended June 30, 2003 as compared to the three months ended March 31, 2003, the Company feels its net interest margin will continue to compress in the near term due to (a) the 25 basis point decrease in the federal funds target by the Federal Open Market Committee (“FOMC”) in late June, 2003, and (b) the Company’s belief that, based on its asset-sensitive interest rate risk position, it will be unable to manage deposit rates down sufficiently in the near term to compensate for the decline in yields on interest-earning assets. In addition, the Company believes its net interest margin will compress further if short-term interest rates continue to decline; however, if short-term interest rates begin to rise, based on the Company’s asset-sensitive interest rate risk position and its current mix of interest-earning assets and interest-bearing liabilities, the Company believes its net interest margin will begin to increase. However, assuming (a) stable short-term interest rates, (b) no significant change in the yield curve, (c) moderate annualized loan growth of roughly five to six percent, and (d) continued growth in low cost and total deposits, the Company foresees stability in its net interest margin.

For the six months ended June 30, 2003, net interest income declined by $318, or 1.6%, to $19,858 from $20,176 for the same period in 2002, and the same trends outlined above with respect to the three months ended June 30, 2003 were observed.

Provision for Loan Losses. During the three and six months ended June 30, 2003, loan charge-offs were $2,305 and $3,850, respectively, and recoveries of charged-off loans were $395 and $820, respectively.  The Company’s provision for loan losses increased by $360, or 26.3%, and $179, or 6.7%, to $1,729 and $2,855 for the three and six months ended June 30, 2003, respectively, as compared to $1,369 and $2,676 for the same periods in 2002. The Company’s allowance for loan losses decreased by $175 to $12,411 at June 30, 2003 from $12,586 at December 31, 2002, with the ratio of the allowance for loan losses to total loans declining slightly from 1.65% at December 31, 2002 to 1.58% at June 30, 2003. As of June 30, 2003, most indicators of credit quality, as discussed below, have improved somewhat compared to December 31, 2002. The ratio of allowance for loan losses to nonperforming assets was 123.97% and 94.24% at June 30, 2003 and December 31, 2002, respectively, and the ratio of nonperforming assets to total assets was 1.10% and 1.48% at June 30, 2003 and December 31, 2002, respectively. The ratio of nonperforming loans to total loans, excluding loans held for sale, was .59% and 1.02% at June 30, 2003 and December 31, 2002, respectively. The improvement in credit quality indicators is primarily related to the resolution of one large commercial relationship, in the approximate amount of $860, previously classified as non-accrual.

While the ratios referenced above have improved at June 30, 2003 compared to December 31, 2002, the Company’s annualized net charge-offs for the six months ended June 30, 2003 did increase to $6,060 compared to actual net charge-offs of $5,700 for the year ended December 31, 2002. Annualized net charge-offs in Superior Financial for the six months ended June 30, 2003 were $1,148 compared to actual net charge-offs of $1,606 for the year ended December 31, 2002. Annualized net charge-offs in the Bank for the six months ended June 30, 2003 were $3,386 compared to actual net charge-offs of $2,834 for the year ended December 31, 2002. Annualized net charge-offs in GCB Acceptance for the six months ended June 30, 2003 were $1,528 compared to actual net charge-offs of $1,260 for the year ended December 31, 2002. At this point, management believes that the Company’s total charge-offs for 2003 will be comparable to 2002 charge-offs.

Based on the Company’s allowance for loan loss calculation, and more specifically, the collateral values underlying nonperforming assets, management believes the allowance for loan losses is adequate at June 30, 2003.  However, management anticipates that the provision for loan losses during the third quarter of 2003 will be lower than the second quarter of 2003 but also anticipates that the provision for loan losses for the entire year of 2003 may exceed the provision for 2002 if indicators of credit quality do not improve.  In addition, management believes normal loan growth may well lead to an increase in the provision for loan losses if economic conditions remain uncertain.

Non-Interest Income.  Income that is not related to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important supplement to the traditional method of earning income through interest rate spreads.

Total non-interest income for the three and six months ended June 30, 2003 was $2,897 and $5,621, respectively, as compared to $2,572 and $5,159, respectively, for the same periods in 2002. Service charges, commissions and fees remain the largest component of total non-interest income and increased from $1,950 and $3,868 for the three and six months, respectively, ended June 30, 2002 to $2,436 and $4,531, respectively, for the same periods in 2003. These increases mainly reflect additional gains on sales of loans generated by the Company’s mortgage division, as well as additional volume and fee increases associated with the Company’s retail service charge program. Offsetting these increases, in part, were declines in other non-interest income in both the three and six-month periods ended June 30, 2003 compared to the same periods in 2002. Other non-interest income decreased from $622 and $1,291 for the three and six months, respectively, ended June 30, 2002 to $461 and $1,090, respectively, for the same periods in 2003. This decrease is primarily related to lower income generated by the Company’s annuity program as a result of a significantly lower interest rate environment and the attendant decrease in rates offered on such products.

Non-Interest Expense.  Control of non-interest expense also is an important aspect in enhancing income. Non-interest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total non-interest expense was $7,692 and $14,924 for the three and six months ended June 31, 2003 compared to $7,273 and $14,308 for the same periods in 2002.  The $419, or 5.8%, increase in total non-interest expense for the three months ended June 30, 2003 compared to the same period of 2002 resulted principally from a $724, or 36.9%, increase in other expense from $1,960 for the three months ended June 30, 2002 to $2,684 for the same period of 2003. This increase in other expense resulted from a combination of several factors, including charges associated with credit and debit cards, losses on sales of other real estate owned and other repossessed assets, various expenses associated with other real estate owned, additional charitable contributions and increased telephone and data line expense.

Similarly, the $616, or 4.3%, increase in total non-interest expense for the six months ended June 30, 2003 compared to the same period in 2002 resulted principally from a $927, or 24.8%, increase in other expense from $14,308 for the six months ended June 30, 2002 to $14,924 for the same period of 2003. This increase reflects substantially the same trends that existed during the quarter ended June 30, 2003.

Personnel costs continue to represent the primary element of the Company’s non-interest expenses. For the three and six months ended June 30, 2003, salaries and benefits represented $3,884, or 50.5%, and $8,089, or 54.2%, respectively, of total non-interest expense. The Company had 43 branches at June 30, 2003, as compared to 42 at December 31, 2002 and 41 at June 30, 2002, and had 384 full-time equivalent employees at June 30, 2002 and June 30, 2003.

Primarily as a result of this overall increase in non-interest expense, the Company’s efficiency ratio was negatively affected, as the ratio increased from 56.48% at June 30, 2002 to 58.57% at June 30, 2003. The efficiency ratio illustrates how much it cost the Company to generate revenue; for example, it cost the Company 58.57 cents to generate one dollar of revenue for the six months ended June 30, 2003.

Changes in Financial Condition

Total assets at June 30, 2003 were $909,101, an increase of $9,705, or 1.1%, from total assets of $899,396 at December 31, 2002. The increase in assets was primarily reflective of the $22,766, or 3.1%, increase, as reflected on the Condensed Consolidated Balance Sheets, in net loans, excluding loans held for sale, and the $8,789, or 26.4%, increase in securities available for sale. These increases were mainly funded by the $20,924 decrease in cash and cash equivalents, as the Company elected to channel some of its cash and cash equivalents into higher-yielding investments and loans during the six months ended June 30, 2003. The Company’s deposits declined by $14,414, or 2.0%, from December 31, 2002 levels, as management elected to reduce some of the Company’s higher costing liabilities, and the deposit runoff was replaced mainly by the $16,405 increase in federal funds purchased and repurchase agreements.

At June 30, 2003, loans, net of unearned income and allowance for loan losses, were $760,437 compared to $737,671 at December 31, 2002, an increase of $22,766, or 3.1%, from December 31, 2002. The increase in loans during the first six months of 2003 primarily reflects an increase in commercial real estate and residential real estate loans.  Non-performing loans include non-accrual loans and loans 90 or more days past due. All loans that are 90 or more days past due are considered non-accrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Non-accrual loans that are 120 days past due without assurance of repayment are charged off against the allowance for loan losses. The Company has aggressive collection practices in which senior management is heavily involved. Nonaccrual loans and loans past due 90 days and still accruing decreased by $3,193, or 41.0%, during the six months ended June 30, 2003 to $4,589. The decrease is mainly attributable to the resolution of the commercial relationship discussed in Changes in Results of Operations — “Provision for Loans Losses”. At June 30, 2003, the ratio of the Company’s allowance for loan losses to non-performing assets (which include non-accrual loans) was 123.97%.

The Company maintains an investment portfolio to provide liquidity and earnings. Investments at June 30, 2003 with an amortized cost of $42,183 had a market value of $42,569. At year-end 2002, investments with an amortized cost of $33,519 had a market value of $33,777. This increase reflects management’s decision to purchase additional short-term U.S. government securities toward the latter part of the quarter ended June 30, 2003 in order to slightly increase the yield on interest-earning assets.

Effect of New Accounting Standards

The Financial Accounting Standards Board “FASB” recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003.  Management determined that, upon adopting the new standards, they will not materially affect the Company’s operating results or financial condition.

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

ITEM 4.                             CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company’s principal executive and financial officers regarding the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003, pursuant to Rule 13a-15(b) of the Securities Act of 1934.  Based on that review and evaluation, the principal executive and financial officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective.

During the quarter ended June 30, 2003, the Company made changes in its internal control over financial reporting related to credit card processing that are reasonably likely to enhance the Company’s internal control over financial reporting.  These changes include re-locating the credit card processing function to the Company’s main operations center, enhancing segregation of duties, implementing additional training for employees and increasing management oversight and review.  These changes were in effect at June 30, 2003.

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

None.

Item 3.            Defaults upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

(a)                                  The Annual Meeting of Shareholders of the Company was held on April 23, 2003.

(b)                                 Not Applicable

(c)                                  The following proposal was considered by shareholders at the Annual Meeting:

Proposal 1 – Election of Directors

The following directors were re-elected:

	Votes
	For	Withheld	Abstain	Broker Non-Votes
Charles S. Brooks	3,836,981	—	118,993	—
W.T. Daniels	3,934,014	—	21,960	—
Davis Stroud	3,932,394	—	23,580	—
Charles H. Whitfield, Jr.	3,934,764	—	21,210	—
Kenneth R. Vaught	3,945,924	—	10,050	—

Item 5.            Other Information

None.

Item 6.            Exhibits and Reports on Form 8-K

(a)Exhibits

Exhibit No. 2.1                                            Agreement and Plan of Merger by and between the Company and Independent Bankshares Corporation dated as of June 17, 2003, with exhibits. The schedules to the Agreement, which are listed in the Agreement, are omitted.  The Company agrees to supplementally furnish to the Commission a copy of any such schedule upon request.

Exhibit No. 2.2                                            Expense Agreement dated as of June 17, 2003 by and between the Company and Independent Bankshares Corporation

Exhibit No. 31.1                                      Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No. 31.2                                      Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No. 32.1                                      Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No. 32.2                                      Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)Reports on Form 8-K

The Company filed a Form 8-K on April 16, 2003 announcing financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Greene County Bancshares, Inc.
Registrant

Date: August 6, 2003	By:	/s/	R. Stan Puckett
R. Stan Puckett
Chairman of the Board and Chief Executive Officer
(Duly authorized representative)

Date: August 6, 2003		/s/	William F. Richmond
William F. Richmond
Senior Vice President and Chief Financial
Officer (Principal financial and accounting officer)