Form 10-Q
period 2003-09-30
GREENE COUNTY BANCSHARES INC
filed 2003-11-12
CIK 764402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Condensed Consolidated Balance Sheets - September 30, 2003 and December 31, 2002.

Condensed Consolidated Statements of Income and Comprehensive Income - For the three and nine months ended September 30, 2003 and 2002.

Condensed Consolidated Statement of Stockholders’ Equity - For the nine months ended September 30, 2003.

Condensed Consolidated Statements of Cash Flows - For the nine months ended September 30, 2003 and 2002.

Notes to Condensed Consolidated Financial Statements.

GREENE COUNTY BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2003 and December 31, 2002

(Dollar amounts in thousands, except share and per share data)

	September 30, 2003	December 31, 2002*
	(Unaudited)

ASSETS
Cash and due from banks	$31,239	$23,466
Federal funds sold	—	39,493
Securities available for sale	22,168	33,322
Securities held to maturity (fair value $456 and $455)	448	448
FHLB, Bankers Bank and other stock, at cost	5,493	4,744
Loans held for sale	3,842	6,646
Loans	808,638	750,257
Less: Allowance for loan losses	(12,814)	(12,586)
Net loans	795,824	737,671
Premises and equipment, net	27,980	26,377
Other assets	27,087	27,229

Total assets	$914,081	$899,396

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$704,499	$719,323
Federal funds purchased and repurchase agreements	20,520	10,038
Notes payable	89,066	82,359
Trust preferred debt	10,000	—
Accrued interest payable and other liabilities	10,274	13,081
Total liabilities	834,359	824,801

Shareholders’ equity
Common stock: $2 par, 15,000,000 shares authorized, 6,823,315 and 6,820,540 shares outstanding	13,647	13,641
Additional paid-in capital	4,901	4,870
Retained earnings	60,991	55,928
Accumulated other comprehensive income	183	156
Total shareholders’ equity	79,722	74,595

Total liabilities and shareholders’ equity	$914,081	$899,396

* Condensed from audited financial statements.

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Three and Nine Months Ended September 30, 2003 and 2002

(Dollar amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)

Interest income
Interest and fees on loans	$13,603	$14,757	$40,942	$43,450
Investment securities	117	364	761	1,187
Federal funds sold and interest-earning deposits	143	53	242	425
	13,863	15,174	41,945	45,062

Interest expense
Deposits	2,856	3,600	9,610	11,601
Borrowings	850	906	2,320	2,617
	3,706	4,506	11,930	14,218

Net interest income	10,157	10,668	30,015	30,844

Provision for loan losses	1,655	1,354	4,510	4,030

Net interest income after provision for loan losses	8,502	9,314	25,505	26,814

Noninterest income
Service charges and fees	2,388	2,079	6,919	5,947
Other	572	457	1,662	1,748
	2,960	2,536	8,581	7,695

Noninterest expense
Salaries and employee benefits	3,997	4,326	12,086	12,866
Occupancy and furniture and equipment expense	1,184	968	3,357	3,001
Other	2,198	1,974	6,860	5,709
	7,379	7,268	22,303	21,576

Income before income taxes	4,083	4,582	11,783	12,933

Provision for income taxes	1,483	1,777	4,264	4,892

Net income	$2,600	$2,805	$7,519	$8,041

Comprehensive Income	$2,550	$2,824	$7,546	$8,152

Per share of common stock:
Basic earnings	$0.38	$0.41	$1.10	$1.18
Diluted earnings	0.38	0.41	1.09	1.18
Dividends	0.12	0.12	0.36	0.36

Weighted average shares outstanding:
Basic	6,823,315	6,820,540	6,822,040	6,819,446
Diluted	6,894,097	6,839,393	6,893,420	6,838,749

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For Nine Months Ended September 30, 2003

(Dollar amounts in thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- Hensive Income	Total Share- Holders’ Equity
	(Unaudited)

Balance, January 1, 2003	$13,641	$4,870	$55,928	$156	$74,595

Issuance of 2,775 shares	6	31	—	—	37
Dividends paid ($.36 per share)	—	—	(2,456)	—	(2,456)
Comprehensive income:
Net income	—	—	7,519	—	7,519
Change in unrealized gains (losses), net of reclassification	—	—	—	27	27
Total comprehensive income					7,546

Balance, September 30, 2003	$13,647	$4,901	$60,991	$183	$79,722

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2003 and 2002

(Dollar amounts in thousands, except share and per share data)

	September 30, 2003	September 30, 2002
	(Unaudited)

Cash flows from operating activities
Net income	$7,519	$8,041
Adjustments to reconcile net income to net cash from Operating activities
Provision for loan losses	4,510	4,030
Depreciation and amortization	1,519	1,412
Security amortization and accretion, net	113	16
FHLB stock dividends	(139)	(155)
Net gain on sale of mortgage loans	(927)	(362)
Originations of mortgage loans held for sale	(61,460)	(39,137)
Proceeds from sales of mortgage loans	65,190	43,744
Net (gain) losses on sales of fixed assets	104	(103)
Net (gain) loss on OREO and repossessed assets	199	181
Net changes:
Accrued interest receivable and other assets	245	(131)
Accrued interest payable and other liabilities	(2,808)	1,064
Net cash from operating activities	14,065	18,600

Cash flows from investing activities
Net change in interest-bearing deposits with banks	—	1,100
Net change in securities and other interest-earning investments	10,475	(4,975)
Increase in cash surrender value of life insurance	(561)	(1,101)
Net increase in loans	(67,104)	(52,324)
Improvements to other real estate and proceeds from sales of other real estate owned, net	4,564	3,401
Proceeds from sale of fixed assets and fixed asset additions, net	(3,104)	(1,274)
Net cash used in investing activities	(55,730)	(55,173)

Cash flows from financing activities
Net change in deposits	(14,825)	11,137
Net change in federal funds purchased and repurchase agreements	10,482	5,891
Net change in notes payable	6,707	(549)
Issuance of trust preferred debt	10,000	—
Dividends paid	(2,456)	(2,455)
Proceeds from issuance of common stock	37	16
Net cash from financing activities	9,945	14,040

Net change in cash and cash equivalents	(31,720)	(22,533)

Cash and cash equivalents, beginning of period	62,959	48,053

Cash and cash equivalents, end of period	$31,239	$25,520

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

Unaudited

(Dollar amounts in thousands, except share and per share data)

NOTE 1 – PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements of Greene County Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Greene County Bank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain amounts from prior period financial statements have been reclassified to conform to the current year’s presentation.

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

The following disclosures show the effect on income and earnings per share had the options’ fair value been recorded using an option pricing model.

	Three Months Ended September 30,
	2003		2002
	As Reported	Proforma	As Reported	Proforma

Net income	$2,600	$2,571	$2,805	$2,783
Basic earnings per share	$0.38	$0.37	$0.41	$0.41
Diluted earnings per share	$0.38	$0.37	$0.41	$0.41

	Nine Months Ended September 30,
	2003		2002
	As Reported	Proforma	As Reported	Proforma

Net income	$7,519	$7,433	$8,041	$7,973
Basic earnings per share	$1.10	$1.08	$1.18	$1.18
Diluted earnings per share	$1.09	$1.07	$1.18	$1.17

NOTE 3 – ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses for the nine months ended September 30, 2003 and twelve months ended December 31, 2002 were as follows:

	September 30, 2003	December 31, 2002

Balance at beginning of year	$12,586	$11,221
Add (deduct):
Charge-offs	(5,460)	(7,648)
Recoveries	1,178	1,948
Provisions	4,510	7,065
Ending balance	$12,814	$12,586

	September 30, 2003	December 31, 2002

Loans past due 90 days still on accrual	$236	$307
Nonaccrual loans	4,444	7,475
Total	$4,680	$7,782

NOTE 4 – TRUST PREFERRED DEBT

In September 2003, the Company formed Greene County Capital Trust I (“GC Trust”).  GC Trust is a statutory business trust formed under the laws of the state of Delaware and is wholly owned by the Company.  In September 2003, the Trust issued variable rate preferred securities with an aggregate liquidation amount of $10,000,000 ($1,000 per preferred security) to a third-party investor.  The Company then issued variable rate junior debentures aggregating $10,310,000 to GC Trust.  The junior subordinated debentures are the sole assets of GC Trust.  The junior subordinated debentures and the preferred securities pay interest and dividends, respectively, on a quarterly basis.  The variable interest rate is the three-month LIBOR plus 2.85% adjusted quarterly (3.99% at September 30, 2003).  These junior subordinated debentures will mature in 2033, at which time the preferred securities must be redeemed.  The junior subordinated debentures and preferred securities can be redeemed contemporaneously, in whole or in part, beginning October 8, 2008 at a redemption price of $1,000 per preferred security.

The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of GC Trust under the preferred securities in the event of the occurrence of an event of default, as defined in such guarantee.  Debt issuance cost and underwriting fees of $40,000 were capitalized related to the offering and are being amortized over the estimated life of the junior subordinated debentures.  The trust agreement contains provisions that enable the Company to defer making interest payments for a period of up to five years.

NOTE 5 – EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Stock options are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the three and nine months ended September 30, 2003, 70,105 options are excluded from the effect of dilutive securities because they are anti-dilutive; 113,870 options are similarly excluded from the effect of dilutive securities for the three and nine months ended September 30, 2002.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended September 30,
	2003		2002
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)

Basic EPS
Income available to common shareholders	$2,600	6,823,315	$2,805	6,820,540

Effect of dilutive securities
Stock options outstanding	—	70,782	—	18,853

Diluted EPS
Income available to common shareholders plus assumed conversions	$2,600	6,894,097	$2,805	6,839,393

	Nine Months Ended September 30,
	2003		2002
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)

Basic EPS
Income available to common shareholders	$7,519	6,822,040	$8,041	6,819,446

Effect of dilutive securities
Stock options outstanding	—	71,380	—	19,303

Diluted EPS
Income available to common shareholders plus assumed conversions	$7,519	6,893,420	$8,041	6,838,749

NOTE 6 – SEGMENT INFORMATION

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

Three months ended September 30, 2003	Bank	Other	Total

Net interest income	$8,518	$1,639	$10,157
Provision for loan losses	1,099	556	1,655
Noninterest income	2,590	370	2,960
Noninterest expense	6,133	1,246	7,379
Income tax expense	1,387	96	1,483
Segment profit	$2,489	$111	$2,600

Segment assets at September 30, 2003	$869,200	$44,881	$914,081

Three months ended September 30, 2002	Bank	Other	Total

Net interest income	$9,054	$1,614	$10,668
Provision for loan losses	756	598	1,354
Noninterest income	2,412	124	2,536
Noninterest expense	5,979	1,289	7,268
Income tax expense	1,761	16	1,777
Segment profit	$2,970	$(165)	$2,805

Segment assets at September 30, 2002	$797,707	$37,162	$834,869

Nine months ended September 30, 2003	Bank	Other	Total

Net interest income	$25,141	$4,874	$30,015
Provision for loan losses	2,865	1,645	4,510
Noninterest income	7,473	1,108	8,581
Noninterest expense	18,633	3,670	22,303
Income tax expense	4,009	255	4,264
Segment profit	$7,107	$412	$7,519

Segment assets at September 30, 2003	$869,200	$44,881	$914,081

Nine months ended September 30, 2002	Bank	Other	Total

Net interest income	$25,916	$4,928	$30,844
Provision for loan losses	1,389	2,641	4,030
Noninterest income	6,847	848	7,695
Noninterest expense	18,025	3,551	21,576
Income tax expense	5,036	(144)	4,892
Segment profit	$8,313	$(272)	$8,041

Segment assets at September 30, 2002	$797,707	$37,162	$834,869

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

General

Greene County Bancshares, Inc. (the “Company”) is the bank holding company for Greene County Bank (“the Bank”), a Tennessee-chartered commercial bank that conducts the principal business of the Company. In addition to its commercial banking operations, the Bank conducts separate businesses through its three wholly-owned subsidiaries: Superior Financial Services, Inc. (“Superior Financial”), a consumer finance company; GCB Acceptance Corporation (“GCB Acceptance”), a subprime automobile lending company; and Fairway Title Co., a title company formed in 1998. The Bank also operates a mortgage banking operation through its main office in Knox County, Tennessee and it also has representatives located through out the Company’s branch system. At September 30, 2003, the Company had assets of $914 million and operated 39 branches throughout East Tennessee, a branch in North Carolina, a trust services office in Middle Tennessee and one loan production office in the southwestern part of Virginia.

On June 18, 2003, the Company announced that it had agreed to acquire Gallatin, Tennessee-based Independent Bankshares Corporation (“IBC”), in a merger transaction which will create a bank holding company with combined assets of approximately $1.1 billion. The Company will be the surviving corporation after the merger is completed. IBC is a bank holding company for First Independent Bank, which has four offices in Gallatin and Hendersonville, Tennessee, and Rutherford Bank and Trust, with three offices in Murfreesboro and Smyrna, Tennessee.  IBC’s shareholders approved the merger at a special meeting on October 16, 2003 and all regulatory approvals have been received. Accordingly, the Company expects to complete the transaction in late November, 2003.

Growth and Business Strategy

The Company expects that, over the intermediate term, a majority of its growth will result from mergers and acquisitions including acquisitions of both entire financial institutions and selected branches of financial institutions. De novo branching will also be a method of growth, particularly in high-growth and other demographically-desirable markets.

The Company’s strategic plan outlines a geographic expansion policy within a 300-mile radius of its major markets. This policy contemplates the Company expanding westward and eastward up to and including Nashville, Tennessee and Roanoke, Virginia, respectively, east/southeast up to and including the Piedmont area of North Carolina and western North Carolina, southward to northern Georgia and northward into eastern and central Kentucky. In particular, the Company believes the markets in and around Knoxville and Nashville, Tennessee are highly desirable areas with respect to expansion and growth plans and the Company has opened a full-service branch in Knoxville.

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

Liquidity and Capital Resources

Liquidity.  Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s liquid assets include investment securities, federal funds sold, loans held for sale, and cash and due from banks. Including securities pledged to collateralize municipal deposits, these assets represented 7.7% of the total liquidity base at September 30, 2003, as compared to 13.3% at December 31, 2002. The liquidity base is generally defined to include deposits, securities sold under repurchase agreements and short-term borrowed funds and other borrowings. In addition, the Company maintains borrowing availability with the Federal Home Loan Bank of Cincinnati (“FHLB”) approximating $13,660 at September 30, 2003. The Company also maintains federal funds lines of credit totaling $80,900 at seven correspondent banks of which $68,900 was available at September 30, 2003. The Company believes it has sufficient liquidity to satisfy its current operating needs.

On September 25, 2003, the Company completed a $10,000 trust preferred securities offering, as part of a privately placed pool.  The securities, due in 2033, bear interest at a floating rate of 2.85% above the three-month LIBOR rate, reset quarterly, and are callable in five years without penalty.  The Company expects the capital raised from the offering will qualify as Tier I capital for regulatory purposes and intends to use the proceeds of the offering to support its pending merger with Independent Bankshares Corporation.

For the nine months ended September 30, 2003, operating activities of the Company provided $14,065 of cash flows. Net income of $7,519 adjusted for non-cash operating activities, including $3,730 in net proceeds from loans originated for sale, $6,142 in provision for loan losses and depreciation and amortization, including premium amortization on securities, net of accretion, of $113, comprised the majority of the cash generated from operations. These increases in cash flows were offset, in part, by the $2,808 decrease in accrued interest payable and other liabilities and by the net gain on sale of mortgage loans in the amount of $927.

The Company’s net increase in held-to-maturity loans originated, net of principal collected, used $67,104 in cash flows and was the primary component of the $55,730 in net cash used in investing activities.  In addition, the excess of improvements to other real estate and proceeds from sales of other real estate owned, net, over proceeds from sale of fixed assets and fixed asset additions, net, provided additional cash flows in the amount of $1,460.  Offsetting, in part, this use of cash flows was the net change in securities and other interest-earning investments in the amount of $10,475, resulting primarily from the Company’s issuance of $10,000 in trust preferred securities prior to the end of the quarter.

The net increase in federal funds purchased and repurchase agreements, notes payable and issuance of trust preferred debt provided $10,482, $6,707 and $10,000 in cash flows, respectively. Offsetting, in part, these increases in cash flows were the $14,825 reduction in deposits and quarterly dividends paid in the amount of $2,456.

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

Shareholders’ equity on September 30, 2003 was $79,722, an increase of $5,127, or 6.9%, from $74,595 on December 31, 2002. The increase in shareholders’ equity primarily reflected net income for the nine months ended

September 30, 2003 of $7,519 ($1.09 per share, assuming dilution). This increase was offset by quarterly dividend payments during the nine months ended September 30, 2003 totaling $2,456 ($0.36 per share).

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

Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve System (the “FRB”) and the Federal Deposit Insurance Corporation require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items.  Under the guidelines, one of four risk weights is applied to the different on-balance sheet items.  Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of shareholders’ equity, less goodwill). At September 30, 2003, the Company and the Bank each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements. The capital ratios of the Bank typically do not differ materially from those of the Company.  However, as set forth in the table below, the capital ratios of the Company exceed those of the Bank at September 30, 2003 because of the capital impact of the trust preferred securities issued at the end of the quarter.  The planned IBC transaction will be effected using “push down” accounting and, accordingly, the Bank’s equity and capital ratios will increase.

CAPITAL RATIOS AT SEPTEMBER 30, 2003

	Required Minimum Ratio	Bank	Company
Tier 1 risk-based capital	4.00%	9.81%	10.93%
Total risk-based capital	8.00%	11.07%	12.19%
Leverage Ratio	4.00%	8.76%	9.75%

As previously mentioned, the Company completed a $10,000 trust preferred securities offering, as part of a privately placed pool, on September 25, 2003. While the Company fully expects this offering to qualify as Tier 1 regulatory capital, up to a maximum of 25% of such capital, and has been notified by its primary regulator that the substance and result of the transaction should so qualify, no regulator of the Company or the Bank has conducted an examination of the Company or the Bank since the trust preferred securities offering was completed. Further, no regulator of the Company or the Bank has reviewed the underlying documents of the offering and, accordingly, no regulator has rendered an opinion as to the completeness and technical content of such documents.

In addition, the FRB is developing guidance which encourages bank holding companies, such as the Company, to limit reliance on instruments such as trust preferred securities to 15% of Tier 1 regulatory capital. Under such developing guidance, a bank holding company, upon exceeding this threshold, may be subject to a more rigid supervisory assessment of capital adequacy during the examination process. The Company does not now exceed this threshold and, based on the Company’s current growth strategy and capital planning, management does not anticipate exceeding this threshold in the future.

Further, the impact of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”) as it relates to the accounting for trust preferred securities is under review by the FRB. FIN 46 raises the issue of whether the trust issuing the securities can be consolidated with the Company for financial reporting purposes. It is this consolidation of the trust into the Company’s financial statements that gives rise to the trust preferred securities being classified as minority interests and, therefore, eligible for Tier 1 regulatory capital treatment. At this time, no decision has been made by the Federal Reserve Board with respect to the applicability of FIN 46 to the capital treatment of trust preferred securities, and the current guidance remains in effect.

Changes in Results of Operations

Net income.  Net income for the three months ended September 30, 2003 was $2,600, as compared to $2,805 for the same period in 2002. This decrease of $205, or 7.3%, resulted primarily from lower net interest income and increased provisions for loan losses as compared to the same period in 2002. The Company’s net interest income declined $511, or 4.8%, to $10,157 for the three months ended September 30, 2003 from $10,668 for the same period in 2002, primarily reflecting the Company’s lower net interest margin during the third quarter of 2003 as compared to the same period in 2002. The Company’s provision for loan losses increased $301, or 22.2%, to $1,655 for the three months ended September 30, 2003 from $1,354 for the same period in 2002. This increase primarily reflects higher provisions resulting from increased loan growth and net chargeoffs in the Bank, as well as higher provisions and net chargeoffs at GCB Acceptance in the quarter ended September 30, 2003 compared to the same period in 2002.  Offsetting these decreases, in part, was a $424, or 16.7%, increase in total non-interest income, resulting primarily from additional gains on sales of loans generated by the Company’s mortgage division, as well as additional fees associated with various deposit products.

Net income for the nine months ended September 30, 2003 was $7,519, as compared to $8,041 for the same period in 2002. This decrease of $522, or 6.5%, reflects substantially the same trends that existed during the quarter ended September 30, 2003, and also represents a $727, or 3.4%, increase in non-interest expense to $22,303 for the nine months ended September 30, 2003 from $21,576 for the same period in 2002. This increase resulted primarily from a $1,151, or 20.2%, increase in other expense to $6,860 for the nine months ended September 30, 2003 from $5,709 for the same period in 2002 and is reflective of a combination of several factors, including charges associated with credit and debit cards, losses on sales of other real estate owned and other repossessed assets, various expenses associated with other real estate owned, additional charitable contributions and increased telephone and data line expense.

Net Interest Income.  The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of interest-earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. During the three months ended September 30, 2003, net interest income was $10,157, as compared to $10,668 for the same period in 2002, representing a decrease of 4.8%. While the Company’s average balances of interest-earning assets increased more than the average balances of interest-bearing liabilities in the three months ended September 30, 2003, as compared to the same quarter in 2002, thus potentially enhancing net interest income, such potential increase was more than offset by the reduction in yield on these interest-earning assets which exceeded the decrease in cost on interest-bearing liabilities. As a result, the Company’s net interest margin decreased in the three months ended September 30, 2003 as compared to the same period in 2002. Further, while the Company’s net interest margin for the three months ended September 30, 2003 was essentially unchanged as compared to the three months ended June 30, 2003, the Company feels its net interest margin will continue to compress somewhat during the fourth quarter of 2003 due to the Company’s belief that, based on its asset-sensitive interest rate risk position, it will be unable to manage deposit rates down sufficiently in the near term to compensate for the decline in yields on interest-earning assets. In addition, the Company believes its net interest margin will compress further if short-term interest rates continue to decline; however, if short-term interest rates begin to rise, based on the Company’s asset-sensitive interest rate risk position and its current mix of interest-earning assets and interest-bearing liabilities, the Company believes its net interest margin will begin to increase. However, assuming (a) stable short-term interest rates, (b) no significant change in the yield curve, (c) annualized loan growth of roughly eight to 10 percent, and (d) continued growth in low cost and total deposits, the Company believes its net interest margin will begin to increase slightly in 2004.

For the nine months ended September 30, 2003, net interest income declined by $829, or 2.7%, to $30,015 from $30,844 for the same period in 2002, and the same trends outlined above with respect to the three months ended September 30, 2003 were observed.

Provision for Loan Losses. During the three and nine months ended September 30, 2003, loan charge-offs were $1,610 and $5,460, respectively, and recoveries of charged-off loans were $358 and $1,178, respectively.  The Company’s provision for loan losses increased by $301, or 22.2%, and $480, or 11.9%, to $1,655 and $4,510 for the three and nine months ended September 30, 2003, respectively, as compared to $1,354 and $4,030 for the same periods in 2002. The Company’s allowance for loan losses increased by $228 to $12,814 at September 30, 2003 from $12,586 at December 31, 2002, with the ratio of the allowance for loan losses to total loans declining slightly from 1.65% at December 31, 2002 to 1.56% at September 30, 2003. As of September 30, 2003, most indicators of credit quality, as discussed below, have improved somewhat compared to December 31, 2002. The ratio of allowance for loan losses to nonperforming assets was 129.03% and 94.24% at September 30, 2003 and December 31, 2002, respectively, and the ratio of nonperforming assets to total assets was 1.09% and 1.48% at September 30, 2003 and December 31, 2002, respectively. The ratio of nonperforming loans to total loans, excluding loans held for sale, was .57% and 1.02% at September 30, 2003 and December 31, 2002, respectively.  The improvement in credit quality indicators is related to the resolution of several commercial and consumer relationships that had been in non-accrual status.

While the ratios referenced above have improved at September 30, 2003 compared to December 31, 2002, the Company’s annualized net charge-offs for the nine months ended September 30, 2003 are essentially unchanged at $5,709 compared to actual net charge-offs of $5,700 for the year ended December 31, 2002. Annualized net charge-offs in Superior Financial for the nine months ended September 30, 2003 were $1,096 compared to actual net charge-offs of $1,606 for the year ended December 31, 2002. Annualized net charge-offs in the Bank for the nine months ended September 30, 2003 were $3,152 compared to actual net charge-offs of $2,834 for the year ended December 31, 2002. Annualized net charge-offs in GCB Acceptance for the nine months ended September 30, 2003 were $1,462 compared to actual net charge-offs of $1,260 for the year ended December 31, 2002. At this point, management believes that the Company’s total charge-offs for 2003 will be comparable to 2002 charge-offs.

Based on the Company’s allowance for loan loss calculation, and more specifically, the collateral values underlying nonperforming assets, management believes the allowance for loan losses is adequate at September 30, 2003.  However, management anticipates that the provision for loan losses for the fourth quarter and full year of 2003 will be comparable to that for the respective periods of 2002.

Non-Interest Income.  Income that is not related to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important supplement to the traditional method of earning income through interest rate spreads.

Total non-interest income for the three and nine months ended September 30, 2003 was $2,960 and $8,581, respectively, as compared to $2,536 and $7,695, respectively, for the same periods in 2002. Service charges, commissions and fees remain the largest component of total non-interest income and increased from $2,079 and $5,947 for the three and nine months, respectively, ended September 30, 2002 to $2,388 and $6,919, respectively, for the same periods in 2003. These increases mainly reflect additional gains on sales of loans generated by the Company’s mortgage division, as well as additional volume and fee increases associated with the Company’s retail service charge program.

Non-Interest Expense.  Control of non-interest expense also is an important aspect in enhancing income. Non-interest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total non-interest expense was $7,379 and $22,303 for the three and nine months ended September 30, 2003 compared to $7,268 and $21,576 for the same periods in 2002.  While the $111, or 1.5%, increase in total non-interest expense for the three months ended September 30, 2003 compared to the same period of 2002 was minimal and is primarily reflective of the Company’s branch expansion, the Company did experience a $727, or 3.4%, increase in non-interest expense to $22,303 for the nine months ended September 30, 2003 from $21,576 for the same period in 2002. This increase resulted primarily from a $1,151, or 20.2%, increase in other expense to $6,860 for the nine months ended September 30, 2003 from $5,709 for the same period in 2002 and is reflective of a combination of several factors, including charges associated with credit and debit cards, losses on sales of other real estate owned and other repossessed assets, various expenses associated with other real estate owned, additional charitable contributions and increased telephone and data line expense.

Personnel costs continue to represent the primary element of the Company’s non-interest expenses. For the three and nine months ended September 30, 2003, salaries and benefits represented $3,997, or 54.2%, and $12,086, or 54.2%, respectively, of total non-interest expense. The Company had 42 branches at September 30, 2003 and December 31, 2002 and 41 at September 30, 2002, and had 387 full-time equivalent employees at September 30, 2002 and 391 at September 30, 2003.

Primarily as a result of this overall increase in non-interest expense, the Company’s efficiency ratio was negatively affected, as the ratio increased from 55.98% at September 30, 2002 to 57.79% at September 30, 2003. The efficiency ratio illustrates how much it cost the Company to generate revenue; for example, it cost the Company 57.79 cents to generate one dollar of revenue for the nine months ended September 30, 2003.

Changes in Financial Condition

Total assets at September 30, 2003 were $914,081, an increase of $14,685, or 1.6%, from total assets of $899,396 at December 31, 2002. The increase in assets was primarily reflective of the $58,153, or 7.9%, increase, as reflected on the Condensed Consolidated Balance Sheets, in net loans, excluding loans held for sale, and was funded primarily by the $31,720 decrease in cash and cash equivalents and the $11,154 decrease in securities available for sale, as the Company elected to shift some of its liquidity into higher-yielding loans during the nine months ended September 30, 2003.  The Company’s deposits declined by $14,824, or 2.1%, from December 31, 2002 levels, as management elected to reduce some of the Company’s higher costing liabilities, and the deposit runoff was replaced by the $10,482 increase in federal funds purchased and repurchase agreements and the $6,707 increase in notes payable.  In addition, the $10,000 issuance of trust preferred debt was an additional loan funding source.

At September 30, 2003, loans, net of unearned income and allowance for loan losses, were $795,824 compared to $737,671 at December 31, 2002, an increase of $58,153, or 7.9%, from December 31, 2002. The increase in loans during the first nine months of 2003 primarily reflects an increase in commercial, commercial real estate and residential real estate loans.  Non-performing loans include non-accrual loans and loans 90 or more days past due. All loans that are 90 or more days past due are considered non-accrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Non-accrual loans that are 120 days past due without assurance of repayment are charged off against the allowance for loan losses. The Company has aggressive collection practices in which senior management is heavily involved. Nonaccrual loans and loans past due 90 days and still accruing decreased by $3,102, or 39.9%, during the nine months ended September 30, 2003 to $4,680. The decrease is mainly attributable to the resolution of several commercial and consumer relationships discussed in Changes in Results of Operations — “Provision for Loans Losses”. At September 30, 2003, the ratio of the Company’s allowance for loan losses to non-performing assets (which include non-accrual loans) was 129.03%.

The Company maintains an investment portfolio to provide liquidity and earnings. Investments at September 30, 2003 with an amortized cost of $22,321 had a market value of $22,624. At year-end 2002, investments with an amortized cost of $33,519 had a market value of $33,777.  This decrease reflects the calling and maturing of securities, the proceeds of which were used to fund loan growth.

Effect of New Accounting Standards

The FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, were effective in the third quarter 2003.  Adoption of these new standards did not materially effect the Company’s operating results of financial condition.

FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, was effective in the third quarter 2003 for variable interest entities created after February 2003.  As disclosed in Note 4, the Company formed GC Trust for the issuance of trust preferred debt securities.  It is yet uncertain how FIN 46 will apply to GC Trust; therefore, the Company has presented GC Trust on a consolidated basis in these condensed consolidated statements.  Should further guidance indicate that GC Trust may no longer be consolidated, the Company’s investments and trust preferred debt will increase by $310,000.  It is currently unknown when, or if, the FASB will address this issue of application of FIN 46 to trust preferred debt securities.

Also, if GC Trust may no longer be consolidated, the trust preferred debt securities may no longer qualify as Tier 1 regulatory capital.  However, in July 2003, the FRB issued a supervisory letter instructing bank holding companies to continue to include trust preferred securities in Tier 1 regulatory capital until notice is given to the contrary.

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

ITEM 4.                             CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. A review and evaluation was performed by the Company’s principal executive and financial officers regarding the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2003, pursuant to Rule 13a-15(b) of the Securities Act of 1934.  Based on that review and evaluation, the principal executive and financial officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective.

(b) Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2003, there has not been any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Act of 1934 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3.                                   Defaults upon Senior Securities

None.

Item 4.                                   Submission of Matters to a Vote of Security Holders

None.

Item 5.                                   Other Information

None.

Item 6.                                   Exhibits and Reports on Form 8-K

(a)Exhibits

Exhibit No. 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit No. 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit No. 32.1	Section 1350 Certification of Chief Executive Officer

Exhibit No. 32.2	Section 1350 Certification of Chief Financial Officer

(b)Reports on Form 8-K

The Company filed a Form 8-K on July 16, 2003 announcing financial results for the three and six month periods ended September 30, 2003.

The Company filed a Form 8-K on September 17, 2003, announcing that it has extended for an additional 12-month period the authorization for the repurchase of up to $2,000,000 of the Company’s outstanding common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Greene County Bancshares, Inc.
Registrant

Date:	November 12, 2003	By:	/s/ R. Stan Puckett
R. Stan Puckett
Chairman of the Board and Chief Executive Officer
(Duly authorized representative)

Date:	November 12, 2003	By:	/s/ William F. Richmond
William F. Richmond
Senior Vice President and Chief Financial Officer
(Principal financial and accounting officer)