Form 10-K
period 2003-12-31
GREENE COUNTY BANCSHARES INC
filed 2004-03-10
CIK 764402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock - $2.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act.) YES ☒ NO☐

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2003 was $126.2 million. The market value calculation was determined using the closing sale price of the registrant’s common stock on June 30, 2003, as reported on the Nasdaq Stock Market National Market System. For purposes of this calculation, the term “affiliate” refers to all directors, executive officers and 10% shareholders of the registrant. As of the close of business on March 10, 2004, 7,661,635 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of Proxy Statement for 2004 Annual Meeting of Shareholders. (Part III)

PART I

Forward-Looking Statements

     The information contained herein contains forward-looking statements that involve a number of risks and uncertainties. A number of factors, including those discussed herein, could cause results to differ materially from those anticipated by such forward-looking statements. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as “intends,” “believes,” “expects,” “may,” “will,” “should,” “seeks,” “pro forma” or “anticipates,” or the negatives thereof, or other variations thereon of comparable terminology, or by discussions of strategy or intentions. All forward-looking statements herein are based on information available to us as of the date the Company’s Annual Report on Form 10-K was filed with the Securities and Exchange Commission (“SEC”).

ITEM 1. BUSINESS

Presentation of Amounts

     All dollar amounts set forth below, other than share and per-share amounts and percentages, are in thousands unless otherwise noted.

The Company

Greene County Bancshares, Inc. (the “Company”) was formed in 1985 and serves as the bank holding company for Greene County Bank (the “Bank”), which is a Tennessee-chartered commercial bank that conducts the principal business of the Company. At December 31, 2003, and based on information provided by Sheshunoff Information Services as of June 30, 2003, the Company was the fifth largest bank holding company headquartered in the state of Tennessee. At December 31, 2003, the Company maintained a main office in Greeneville, Tennessee and 39 bank branches (of which seven are in leased operating premises) and 10 separate locations operated by the Bank’s subsidiaries.

     The Company’s assets consist primarily of its investment in the Bank and liquid investments. Its primary activities are conducted through the Bank. At December 31, 2003, the Company’s consolidated total assets were $1,108,522, its consolidated net loans, including loans held for sale, were $941,207, its total deposits were $907,115 and its total shareholders’ equity was $101,935.

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

     The operations of the Company are significantly affected by prevailing economic conditions, competition and the monetary, fiscal and regulatory policies of governmental agencies. Lending activities are influenced by the general credit needs of individuals and small and medium-sized businesses in the Company’s market area, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily the rates paid on competing investments, account maturities and the levels of personal income and savings in the Company’s market area.

     The principal executive offices of the Company are located at 100 North Main Street, Greeneville, Tennessee 37743-4992 and its telephone number is (423) 639-5111.

The Bank

     The Bank is a Tennessee-chartered commercial bank established in 1890 and which has its principal executive offices in Greeneville, Tennessee. The principal business of the Bank consists of attracting deposits from the general public and investing those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial loans, commercial and residential real estate loans, and installment consumer loans. The Bank also provides collection and other banking services, directly and through its finance, acceptance and title subsidiary corporations. At December 31, 2003, the Bank had 36 full service banking offices located throughout East Tennessee, including Greene, Washington, Blount, Knox, Hamblen, McMinn, Loudon, Hawkins, Sullivan, Cocke and Monroe Counties, and in Middle Tennessee, Sumner and Rutherford Counties. The Bank also had one full service branch located in nearby Madison County, North Carolina. Further, the Bank operates a trust and money management function doing business as President’s Trust from offices in Wilson County, Tennessee, a loan production office doing business as First Bristol Loans in Bristol, Virginia and a mortgage loan operation in Knox County, Tennessee. These functions and operations are defined as Bank branches but are not considered to be full service branches.

     The Bank also conducts separate businesses through three wholly owned subsidiaries. Through Superior Financial Services, Inc. (“Superior Financial”), the Bank operates 9 consumer finance company offices located in Greene, Blount, Hamblen, Washington, Sullivan, Sevier, Knox and Bradley Counties, Tennessee. The Bank also operates a mortgage banking operation through its main office in Knox County, Tennessee and it also has representatives located throughout the Company’s branch system. Through GCB Acceptance Corporation (“GCB Acceptance”), the Bank operates a sub-prime automobile lending company with a sole office in Johnson City, Tennessee. Through Fairway Title Co., the Bank operates a title company headquartered in Knoxville, Tennessee.

     Deposits of the Bank are insured by the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (“FDIC”) to a maximum of $100,000 for each insured depositor. The Bank is subject to supervision and regulation by the Tennessee Department of Financial Institutions (the “Banking Department”) and the FDIC. See “Regulation, Supervision and Governmental Policy.”

     On November 21, 2003, the Company entered the Middle Tennessee market by completing its acquisition of Gallatin, Tennessee-based Independent Bankshares Corporation (“IBC”). IBC was the bank holding company for First Independent Bank, which had four offices in Gallatin and Hendersonville, Tennessee, and Rutherford Bank and Trust, with three offices in Murfreesboro and Smyrna, Tennessee. First Independent Bank and Rutherford Bank and Trust were subsequently merged with the Bank, with the Bank as the surviving entity. Consideration in the transaction included the issuance of 836,114 shares of the Company’s common stock and payment of approximately $9,060 in cash and $198 in stock options in exchange for all outstanding IBC common stock. The Company now has 7,661,635 common shares outstanding.

Growth and Business Strategy

     The Company expects that, over the intermediate term, its growth from mergers and acquisitions, including acquisitions of both entire financial institutions and selected branches of financial institutions, will continue. De novo branching will also be a method of growth, particularly in high-growth and other demographically-desirable markets.

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

Lending Activities

     General. The loan portfolio of the Company is composed of commercial, commercial and residential real estate and installment consumer loans. Such loans are primarily originated within the Company’s market areas of East and Middle Tennessee and are generally secured by residential or commercial real estate or business or personal property located in the counties of Greene, Washington, Hamblen, Sullivan, Hawkins, Blount, Knox, McMinn, Loudon, Monroe, Cocke, Sumner and Rutherford Counties, Tennessee.

     Loan Composition. The following table sets forth the composition of the Company’s loans at December 31 for each of the periods indicated.

	2003	2002	2001	2000	1999
Commercial	$134,823	$93,836	$96,122	$87,680	$68,793
Commercial real estate	445,104	342,407	295,002	288,254	242,574
Residential real estate	295,528	233,128	210,489	218,007	181,960
Loans held for sale	3,546	6,646	7,945	1,725	1,210
Consumer	81,624	77,644	80,314	74,882	59,508
Other	6,134	14,938	13,779	12,493	16,774

Total	966,759	768,599	703,651	683,041	570,819
Less:
Unearned Income	(10,988)	(11,696)	(13,159)	(14,248)	(13,590)
Allowance for loan losses	(14,564)	(12,586)	(11,221)	(11,728)	(10,332)

Net loans	$941,207	$744,317	$679,271	$657,065	$546,897

     Loan Maturities. The following table reflects at December 31, 2003 the dollar amount of loans maturing based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity are reported as due in one year or less.

	Due in One	Due After One Year	Due After
	Year or Less	Through Five Years	Five Years	Total
Commercial	$89,801	$40,723	$4,299	$134,823
Commercial real estate	174,313	232,284	38,507	445,104
Residential real estate	47,273	94,109	154,146	295,528
Loans held-for-sale	3,546	—	—	3,546
Consumer	18,075	62,478	1,071	81,624
Other	4,482	1,411	241	6,134

Total	$337,490	$431,005	$198,264	$966,759

     The following table sets forth the dollar amount of the loans maturing subsequent to the year ending December 31, 2004 distinguished between those with predetermined interest rates and those with floating, or variable, interest rates.

	Fixed Rate	Variable Rate	Total
Commercial	$30,027	$14,995	$45,022
Commercial real estate	162,427	108,364	270,791
Residential real estate	136,182	112,073	248,255
Loans held-for-sale	—	—	—
Consumer	63,015	534	63,549
Other	1,180	472	1,652

Total	$392,831	$236,438	$629,269

     Commercial Loans. Commercial loans are made for a variety of business purposes, including working capital, inventory and equipment and capital expansion. At December 31, 2003, commercial loans outstanding totaled $134,823, or 14.32%, of the Company’s net loan portfolio. Such loans are usually amortized over one to seven years and generally mature within five years. Commercial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, financial strength of any guarantor, liquidity, leverage, management experience, ownership structure, economic conditions and industry-specific trends and collateral. The loan to value ratio depends on the type of collateral. Generally speaking, accounts receivable are financed at 70% of accounts receivable less than 90 days past due. If other collateral is taken to support the loan, the loan to value of accounts receivable may approach 85%. Inventory financing will range between 50% and 60% depending on the borrower and nature of inventory. The Company requires a first lien position for such loans. These types of loans are generally considered to be a higher credit risk than other loans originated by the Company.

     Commercial Real Estate Loans. The Company originates commercial loans, generally to existing business customers, secured by real estate located in the Company’s market area. At December 31, 2003, commercial real estate loans totaled $445,104, or 47.29%, of the Company’s net loan portfolio. Such loans are usually amortized over 10 to 20 years, generally mature within five years and are priced based in part upon the prime rate, as reported in The Wall Street Journal. Commercial real estate loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary source of repayment, financial strength of any guarantor, strength of the tenant (if any), liquidity, leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. Generally, the Company will loan up to 80-85% of the value of improved property, 65% of the value of raw land and 75% of the value of land to be acquired and developed. A first lien on the property and assignment of lease is required if the collateral is rental property, with second lien positions considered on a case-by-case basis.

     Residential Real Estate. The Company also originates one-to-four family, owner-occupied residential mortgage loans secured by property located in the Company’s primary market area. The majority of the Company’s residential mortgage loans consists of loans secured by owner-occupied, single-family residences. At December 31, 2003, the Company had $295,528, or 31.40%, of its net loan portfolio in residential real estate loans. Residential real estate loans generally have a loan-to-value ratio of 85%. These loans are underwritten by giving consideration to the ability to pay, stability of employment or source of income, credit history and loan-to-value ratio. Home equity loans make up approximately 26% of residential real estate loans. Home equity loans may have higher loan-to-value ratios when the borrower’s repayment capacity and credit history conform to underwriting standards. Superior Financial extends sub-prime mortgages to borrowers who generally have a higher risk of default than mortgages extended by the Bank. Sub-prime mortgages totaled $12,213, or 4.13%, of the Company’s residential real estate loans.

     The Company sells most of its one-to-four family mortgage loans in the secondary market to Freddie Mac and other mortgage investors through the Bank’s mortgage banking operation. Sales of such loans to Freddie Mac and other mortgage investors totaled $78,478 during 2003 and the related mortgage servicing rights were sold together with the loans.

     Installment Consumer Loans. At December 31, 2003, the Company’s installment consumer loan portfolio totaled $81,624, or 8.67%, of the Company’s total net loan portfolio. The Company’s consumer loan portfolio is composed of secured and unsecured loans originated by the Bank, Superior Financial and GCB Acceptance. The consumer loans of the Bank have a higher risk of default than other loans originated by the Bank. Further, consumer loans originated by Superior Financial and GCB Acceptance, which are finance companies rather than a bank, generally have a greater risk of default than such loans originated by commercial banks and, accordingly, carry a higher interest rate. Superior Financial and GCB Acceptance installment consumer loans totaled approximately $31,744, or 38.89%, of the Company’s installment consumer loans. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

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

	At December 31,
	2003	2002	2001	2000	1999
Loans accounted for on a non-accrual basis	$4,305	$7,475	$5,857	$4,813	$2,952
Accruing loans which are contractually past due 90 days or more as to interest or principal payments	224	307	871	475	996

Total non-performing loans	4,529	7,782	6,728	5,288	3,948
Real estate owned:
Foreclosures	3,599	4,805	2,589	1,937	1,546
Other real estate held and repossessed assets	627	767	623	350	826

Total non-performing assets	$8,755	$13,354	$9,940	$7,575	$6,320

     The Company’s continuing efforts to resolve non-performing loans occasionally include foreclosures, which result in the Company’s ownership of the real estate underlying the mortgage. If non-accrual loans at December 31, 2003 had been current according to their original terms and had been outstanding throughout 2003, or since origination if originated during the year, interest income on these loans would have been approximately $507. Interest actually recognized on these loans during 2003 was not significant.

     Foreclosed real estate decreased $1,206, or 25.10%, to $3,599 at December 31, 2003 from $4,805 at December 31, 2002. The real estate consists of 30 properties, of which three are commercial properties with a carrying value of $2,050, and 27 are residential properties with a carrying value of $1,549. Management expects to liquidate these properties during 2004. Management has recorded these properties at fair value less estimated selling cost and the subsequent sale of such properties is not expected to result in any adverse effect on the Company, subject to business and marketing conditions at the time of sale. Other repossessed assets decreased $140, or 18.25%, to $627 at December 31, 2003 from $767 at December 31, 2002. This decrease is primarily due to improved repossession results at Superior Financial and GCB Acceptance.

     Total impaired loans increased by $1,075, or 11.25%, from $9,557 at December 31, 2002 to $10,632 at December 31, 2003. This increase is primarily reflective of additional impaired loans in the Bank resulting primarily from loans obtained via the IBC acquisition.

     At December 31, 2003, the Company had approximately $6,354 in loans that are not currently classified as non-accrual or 90 days past due or otherwise restructured but which known information about possible credit problems of borrowers caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms. Such loans were considered classified by the Company and were composed primarily of various commercial, commercial real estate and consumer loans. These loans are adequately secured and management does not expect any material loss.

     Allowance for Loan Losses. The allowance for loan losses is maintained at a level which management believes is adequate to absorb all probable losses on loans then present in the loan portfolio. The amount of the allowance is affected by: (1) loan charge-offs, which decrease the allowance; (2) recoveries on loans previously charged-off, which increase the allowance; and (3) the provision of possible loan losses charged to income, which increases the allowance. In determining the provision for possible loan losses, it is necessary for management to monitor fluctuations in the allowance resulting from actual charge-offs and recoveries, and to periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions in an effort to evaluate portfolio risks. If actual losses exceed the amount of the allowance for loan losses, earnings of the Company could be adversely affected. The amount of the provision is based on management’s judgment of those risks. During the year ended December 31, 2003, the Company’s provision for loan losses decreased by $1,290 to $5,775 as the Company adjusted the allowance for loan losses to a level it deemed adequate as of December 31, 2003.

     The following is a summary of activity in the allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2003	2002	2001	2000	1999
Balance at beginning of year	$12,586	$11,221	$11,728	$10,332	$10,253
Reserve acquired in acquisition	1,340	—	—	—	—

Subtotal	13,926	11,221	11,728	10,332	10,253
Charge-offs:
Commercial	(1,007)	(1,216)	(411)	(429)	(298)
Commercial real estate	(664)	(956)	(997)	(537)	(302)

Subtotal	(1,671)	(2,172)	(1,408)	(966)	(600)
Residential real estate	(745)	(740)	(669)	(800)	(407)
Consumer	(4,381)	(4,736)	(5,753)	(6,022)	(3,010)
Other	—	—	—	—	—

Total charge-offs	(6,797)	(7,648)	(7,830)	(7,788)	(4,017)

Recoveries:
Commercial	195	54	11	43	295
Commercial real estate	92	239	54	137	—

Subtotal	287	293	65	180	295
Residential real estate	92	141	102	69	93
Consumer	1,281	1,514	1,197	926	575
Other	—	—	—	—	—

Total recoveries	1,660	1,948	1,364	1,175	963

Net charge-offs	(5,137)	(5,700)	(6,466)	(6,613)	(3,054)
Provision for loan losses	5,775	7,065	5,959	8,009	3,133

Balance at end of year	$14,564	$12,586	$11,221	$11,728	$10,332

Ratio of net charge-offs to average loans outstanding, net of unearned discount, during the period	.64%	.80%	0.94%	1.09%	0.60%

Ratio of allowance for loan losses to non-performing loans	321.57%	161.73%	166.78%	221.79%	261.70%

Ratio of allowance for loan losses to total loans	1.51%	1.65%	1.61%	1.72%	1.81%

     Breakdown of allowance for loan losses by category. The following table presents an allocation among the listed categories of the Company’s allowance for loan losses at the dates indicated and the percentage of loans in each category to the total amount of loans at the respective year-ends.

	At December 31,
	2003		2002		2001		2000		1999
		Percent		Percent		Percent		Percent		Percent
		of loan		of loan		of loan		of loan		of loan
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
Balance at end of period applicable to:	Amount	loans	Amount	loans	Amount(1)	loans	Amount(1)	loans	Amount(1)	loans
Commercial	$3,001	13.95%	$1,998	12.21%	$2,072	13.66%	$1,482	12.84%	$1,213	12.05%
Commercial real estate	4,737	46.04%	3,961	44.56%	3,144	41.93%	4,443	42.20%	3,705	42.50%
Residential real estate	2,037	30.57%	2,031	30.33%	1,951	29.91%	2,067	29.90%	1,802	29.83%
Loans held-for-sale	8	.37%	12	.86%	14	1.13%	4	0.25%	2	0.21%
Consumer	4,080	8.44%	4,153	10.10%	3,581	11.41%	3,268	12.98%	3,092	12.47%
Other	701	.63%	431	1.94%	459	1.96%	464	1.83%	518	2.94%

Totals	$14,564	100.00%	$12,586	100.00%	$11,221	100.00%	$11,728	100.00%	$10,332	100.00%

(1)	Balances related to certain loan categories have been reclassified in prior years to reflect revised allocation methods used in 2002.

Investment Activities

     General. The Company maintains a portfolio of investments to provide liquidity and an additional source of income.

     Securities by Category. The following table sets forth the carrying value of the securities, by major categories, held by the Company at December 31, 2003, 2002 and 2001.

	At December 31,
	2003	2002	2001
Securities Held to Maturity:
U.S. Treasury securities and obligations of U.S. Government, corporations and agencies	$748	—	—
Obligations of state and political subdivisions	4,136	$448	$833
Corporate Securities	748	—	—

Total	$5,632	$448	$833

Securities Available for Sale:
U.S. Treasury securities and obligations of U.S. Government, corporations and agencies	$24,720	$25,769	$20,695
Obligations of state and political subdivisions	1,880	1,053	1,372
Trust Preferred Securities	6,599	6,500	6,500

Total	$33,199	$33,322	$28,567

     Maturity Distributions of Securities. The following table sets forth the distributions of maturities of securities at amortized cost as of December 31, 2003.

		Due After One
	Due in One	Year through	Due After Five Years	Due
	Year or Less	Five Years	through 10 Years	After 10 Years	Total
Federal agency obligations – available for sale	$6	$14,686	$5,523	$4,369	$24,584
Federal agency obligations – held to maturity	—	748	—	—	748
Obligations of state and political subdivisions – available for sale	—	820	995	—	1,815
Obligations of state and political subdivisions – held to maturity	300	1,676	1,810	350	4,136
Other securities – available for sale	—	—	—	6,500	6,500
Other securities – held to maturity	—	—	748	—	748

Subtotal	$306	$17,930	$9,076	$11,219	$38,531
Market value adjustment on available-for-sale securities	—	66	67	167	300

Total	$306	$17,996	$9,143	$11,386	$38,831

Weighted average yield (a)	7.20%	3.37%	4.58%	4.98%	4.18%

(a)	Actual yields on tax-exempt obligations do not differ materially from yields computed on a tax equivalent basis.

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

     The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.

	Year Ended December 31,
	2003		2002		2001
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Types of deposits (all in domestic offices):
Non-interest-bearing demand deposits	$73,432	—	$63,373	—	$49,773	—
Interest-bearing demand deposits	225,508	.61%	217,249	1.06%	162,917	2.00%
Savings deposits	54,857	.36%	51,854	.95%	45,137	1.80%
Time deposits	384,836	2.87%	344,059	3.62%	375,825	5.47%

Total deposits	$738,633		$676,535		$633,652

     The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2003.

Certificates of
Maturity Period	Deposits
Three months or less	$49,748
Over three through six months	22,612
Over six through twelve months	40,843
Over twelve months	20,100

Total	$133,303

Competition

     To compete effectively, the Company relies substantially on local commercial activity; personal contacts by its directors, officers, other employees and shareholders; personalized services; and its reputation in the communities it serves.

     According to data as of June 30, 2003 published by SNL Financial LC and using information from the FDIC, the Bank ranked as the largest independent commercial bank headquartered in East Tennessee, and its major market areas include Greene, Hamblen, Hawkins, Sullivan, Washington, Madison, Loudon, Blount, Knox, McMinn, Sumner and Rutherford Counties, Tennessee and portions of Cocke, Monroe and Jefferson Counties, Tennessee. In Greene County, there were seven commercial banks and one savings bank, operating 22 branches and holding an aggregate of approximately $800 million in deposits as of June 30, 2003. The Bank had a 35.3% deposit share in Greene County as of June 30, 2003, according to data published by SNL Financial LC.

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

Employees

     As of December 31, 2003 the Company employed 451 full-time equivalent employees. None of the Company’s employees are presently represented by a union or covered under a collective bargaining agreement. Management considers relations with employees to be good.

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

     Bank Holding Company Regulation. The Company is registered as a bank holding company under the Holding Company Act and, as such, is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve Board (the “FRB”).

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

     Bank holding companies like the Company are currently prohibited from engaging in activities other than banking and activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. The FRB’s regulations contain a list of permissible nonbanking activities that are closely related to banking or managing or controlling banks. A bank holding company must file an application or notice with the FRB prior to acquiring more than 5% of the voting shares of a company engaged in such activities. The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), however, greatly broadened the scope of activities permissible for bank holding companies. Effective March 11, 2000, the GLB Act permits bank holding companies, upon classification as financial holding companies, to engage in a broad variety of activities “financial” in nature.

     Capital Requirements. The Company is also subject to FRB guidelines that require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “Capital Requirements.”

     Dividends. The FRB has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The FRB has issued a policy statement expressing its view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition. The Company does not believe compliance with this policy statement will limit the Company’s activity to maintain its dividend payment rate.

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

     Bank Regulation. As a Tennessee banking institution, the Bank is subject to regulation, supervision and regular examination by the Tennessee Department of Financial Institutions. The deposits of the Bank are insured by the FDIC to the maximum extent provided by law (a maximum of $100,000 for each insured depositor). Tennessee and federal banking laws and regulations control, among other things, required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, and establishment of branches and other aspects of the Bank’s operations. Supervision, regulation and examination of the Company and the Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of the Common Stock of the Company.

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

     Capital Requirements. The FRB has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies, and the FDIC has established similar guidelines for state-chartered banks that are not members of the FRB. The regulations of the FRB and FDIC impose two sets of capital adequacy requirements: minimum leverage rules, which require the maintenance of a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At December 31, 2003, the Company and the Bank satisfied the minimum required regulatory capital requirements. See Note 11 of Notes to Consolidated Financial Statements.

     The FDIC has issued final regulations that classify insured depository institutions by capital levels and require the appropriate federal banking regulator to take prompt action to resolve the problems of any insured institution that fails to satisfy the capital standards. Under such regulations, a “well-capitalized” bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. As of December 31, 2003, the Bank was “well-capitalized” as defined by the regulations. See Note 11 of Notes to Consolidated Financial Statements for further information.

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

     FDIC. The FDIC and members of the United States Congress have recently proposed new legislation that would reform the bank deposit insurance system. This reform could merge BIF and SAIF insurance funds, increase the deposit insurance coverage limits and index future coverage limitations, among other changes. Most significantly, reform proposals could allow the FDIC to raise or lower (within certain limits) the currently mandated designated reserve ratio requiring the FDIC to maintain a 1.25% reserve ratio ($1.25 against $100 of insured deposits), and require certain changes in the calculation methodology. Although it is too early to predict the ultimate impact of such proposals, they could, if adopted, result in the imposition of new deposit insurance premium costs on the Company.

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

Additional Information

     The Company maintains a website at www.mybankconnection.com and is not including the information contained on this website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. The Company makes available free of charge (other than an investor’s own internet access charges) through its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the SEC.

ITEM 2. PROPERTIES

     At December 31, 2003, the Company maintained a main office in Greeneville, Tennessee and 39 bank branches (of which seven are in leased operating premises) and 10 separate locations operated by the Bank’s subsidiaries.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company and its subsidiaries are parties to various legal proceedings incident to its business. At December 31, 2003, there were no legal proceedings which management anticipates would have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 2003 to a vote of security holders of the Company through a solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On March 10, 2004, Greene County Bancshares had 7,661,635 shares of common stock outstanding. The Company’s shares began trading on the Nasdaq National Market on October 1, 2002, under the symbol GCBS. Prior to that time, there was no established trading market for the Company’s Stock. As of March 10, 2004, the Company estimates that it had approximately 2,760 shareholders, including approximately 2,150 shareholders of record and approximately 610 beneficial owners holding shares in nominee or “street” name.

     Since October 1, 2002, the Company’s common stock has been traded on the Nasdaq National Market System. Prior to that time there was no established trading market for the Company’s common stock. The following table shows the high and low bid price information for the Company’s common stock on the Nasdaq National Market for 2003 and that period of 2002 during which the common stock was traded on the Nasdaq National Market. For the period prior to October 1, 2002, there was no established public trading market for the Company’s common stock nor were there any uniformly quoted prices for such shares. Management was therefore unable to determine the high and low bid prices for each quarter in that period on a consistent and reliable basis. Accordingly, quarter end sales prices, which management believes are the best pricing information available prior to the listing on the Nasdaq National Market, are set forth below for the period prior to October 1, 2002. The table also sets forth the dividends per share paid each quarter during 2003 and 2002.

	Sales Price at	High/Low Bid Price	Dividends Declared
	Quarter-End	During Quarter(1)	Per Share(1)
2003:
First quarter	$—	$25.87/18.46	$0.12
Second quarter	—	32.00/18.87	0.12
Third quarter	—	27.01/20.12	0.12
Fourth quarter	—	25.99/22.00	0.23

			$0.59

2002:
First quarter	$16.00	$—	$0.12
Second quarter	16.50	—	0.12
Third quarter	16.50	—	0.12
Fourth quarter	—	19.75/16.90	0.22

			$0.58

(1)	For information regarding restrictions on the payment of dividends by the Bank to the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources” in this Annual Report. See also Note 11 of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Total interest income	$56,737	$59,929	$67,964	$67,696	$55,229
Total interest expense	15,914	18,680	28,463	29,143	19,742

Net interest income	40,823	41,249	39,501	38,553	35,487
Provision for loan losses	(5,775)	(7,065)	(5,959)	(8,009)	(3,133)

Net interest income after provision for loan losses	35,048	34,184	33,542	30,544	32,354
Non-interest income:
Investment securities gains	—	46	—	—	—
Other income	11,588	10,484	9,593	6,568	6,331
Non-interest expense	(30,618)	(29,199)	(28,665)	(29,393)	(24,610)

Income before income taxes	16,018	15,515	14,470	7,719	14,075
Income tax expense	(5,781)	(5,702)	(5,047)	(2,206)	(5,250)

Net income	$10,237	$9,813	$9,423	$5,513	$8,825

Per Share Data:[1]
Net income, basic	$1.48	$1.44	$1.38	$.81	$1.30
Net income, assuming dilution	$1.47	$1.43	$1.38	$.80	$1.29
Dividends declared	$.59	$.58	$0.56	$0.55	$0.52
Book value	$13.31	$10.94	$10.06	$9.24	$8.94
Tangible book value[2]	$10.57	$10.53	$9.64	$9.01	$8.67
Financial Condition Data:
Assets	$1,108,522	$899,396	$811,612	$789,117	$656,012
Loans, net	$941,207	$744,317	$679,271	$657,065	$546,897
Cash and investments	$80,910	$61,980	$57,470	$76,816	$72,223
Federal funds sold	$5,254	$39,493	$25,621	$8,130	$—
Deposits	$907,115	$719,323	$653,913	$648,641	$522,382
Notes Payable	$63,030	$82,359	$67,978	$59,949	$46,309
Subordinated debentures	$10,310	$—	$—	$—	$—
Federal funds purchased and repurchase agreements	$12,896	$10,038	$10,375	$4,713	$14,581
Shareholders’ equity	$101,935	$74,595	$68,627	$63,010	$60,772
Tangible shareholders’ equity[2]	$80,965	$71,799	$65,721	$61,413	$58,908
Selected Ratios:
Interest rate spread	4.59%	4.99%	4.98%	5.18%	5.90%
Net yield on interest-earning assets	4.83%	5.29%	5.41%	5.67%	6.39%
Return on average assets	1.12%	1.17%	1.20%	0.75%	1.47%
Return on average equity	12.59%	13.40%	13.96%	8.58%	14.90%
Return on average tangible equity[2]	13.38%	13.93%	14.30%	8.82%	15.38%
Average equity to average assets	8.87%	8.72%	8.59%	8.78%	9.89%
Dividend payout ratio	41.20%	40.31%	40.53%	68.22%	40.02%
Ratio of nonperforming assets to total assets assets	0.79%	1.48%	1.22%	0.96%	0.96%
Ratio of allowance for loan losses to Nonperforming assets	166.35%	94.24%	112.89%	154.83%	163.48%
Ratio of allowance for loan losses to total loans loans	1.51%	1.65%	1.61%	1.72%	1.81%

[1]	Amounts have been restated to reflect the effect of the Company’s five-for-one stock split effected May 2001.

[2]	Tangible shareholders’ equity is shareholders’ equity less goodwill and intangible assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

     The Company’s consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods.

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

     The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and the fair value of financial instruments and other accounts. Based on management’s calculation, an allowance of $14,564, or 1.51%, of total loans was an adequate estimate of losses within the loan portfolio as of December 31, 2003. This estimate resulted in a provision for loan losses on the income statement of $5,775 during 2003. If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected. For further discussion of the allowance for loan losses and a detailed description of the methodology management uses in determining the adequacy of the allowance, see “BUSINESS – Lending Activities – Allowance for Loan Losses” located earlier, and “Changes in Results of Operations – Provision for Loan Losses” located below.

     The consolidated financial statements include certain accounting and disclosures that require management to make estimates about fair values. Estimates of fair value are used in the accounting for securities available for sale, loans held for sale, goodwill, other intangible assets, and acquisition purchase accounting adjustments. Estimates of fair values are used in disclosures regarding securities held to maturity, stock compensation, commitments, and the fair values of financial instruments. Fair values are estimated using relevant market information and other assumptions such as interest rates, credit risk, prepayments and other factors. The fair values of financial instruments are subject to change as influenced by market conditions.

Changes in Results of Operations

     Net income. Net income for 2003 was $10,237, an increase of $424, or 4.32%, as compared to net income of $9,813 for 2002. The increase is primarily attributable to an increase in non-interest income of $1,058, or 10.05%, to $11,588 in 2003 from $10,530 in 2002 and a reduction of $1,290, or 18.26%, in the provision for loan losses to $5,775 in 2003 from $7,065 in 2002. Offsetting, in part, these positive effects on net income was an increase in non-interest expense of $1,419, or 4.86%, to $30,618 in 2003 from $29,199 in 2002. The increase in non-interest income resulted primarily from fees related to deposit products, as well as additional income from the Company’s mortgage division. The reduction in the provision for loan losses resulted primarily from the decrease in the Company’s non-performing assets during and as of the year ended December 31, 2003 as a result of improving credit quality in the Bank and Superior Financial. The increase in non-interest expense resulted principally from increases in communication/data transmission expenses, charges related to credit cards and various expenses related to collections and repossessions. As discussed in “Business – The Bank” located earlier, the Company completed its acquisition of Gallatin-based IBC in November, 2003. As the acquisition was consummated quite late in the year, it did not have a material effect on the Company’s earnings for the year ended December 31, 2003.

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

     Net Interest Income. The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors that affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. During 2003, net interest income was $40,823 as compared to $41,249 in 2002, a decrease of 1.03%. The Company experienced good growth in average balances of interest-earning assets, with average total interest-earning assets increasing by $65,514, or 8.40%, to $845,492 in 2003 from $779,978 in 2002. All of the growth occurred in loans, with average loan balances increasing by $85,412, or 11.94%, to $800,859 in 2003 from $715,447 in 2002. Average balances of other interest-earning assets declined, as the Company elected to channel some of its liquidity into higher-yielding loans. Average balances of total interest-bearing liabilities also increased in 2003 from 2002, with average total deposit balances increasing by $52,039, or 8.49%, to $665,201 in 2003 from $613,162 in 2002, as the Company emphasized various types of deposits as a loan funding source. The increase in average balances of interest-earning assets, offset, in part, by such increase in average balances of interest-bearing liabilities, would have increased net interest income significantly had the Company’s net interest margin not continued to decline. However, due to the continued decline in short-term market rates during 2003 and the Company’s aggressive loan pricing in order to obtain market share in new markets and increase share in existing markets, the Company’s yield on average loans declined to 6.92% in 2003 from 8.09% in 2002. Further, due to the Company’s asset sensitivity, a situation in which rate-sensitive assets reprice quicker than rate-sensitive liabilities, resulting in net interest margin compression in a declining rate environment, the Company’s net interest margin declined to 4.83% in 2003 from 5.29% in 2002, representing the fifth consecutive year of net interest margin declines. In view of the Company’s asset-sensitive position, management anticipates further declines in net interest margin if product mixes remain relatively unchanged and interest rates continue to decline. In addition, even if interest rates remain stable, the Company’s net interest margin could decline slightly due to the anticipated continued downward adjustment in loans tied to market rates and the Company’s inability to significantly reduce its liability costs.

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

	2003			2002			2001
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans[1]
Real estate loans	$612,528	$37,311	6.09%	$535,037	$37,139	6.94%	$496,304	$41,219	8.31%
Commercial loans	105,629	5,532	5.24%	93,525	5,724	6.12%	98,260	7,789	7.93%
Consumer and other loans- net[2]	82,702	9,516	11.51%	86,885	10,233	11.78%	95,769	11,610	12.12%
Fees on loans		3,085			4,763			5,352

Total loans (including fees)	$800,859	$55,444	6.92%	$715,447	$57,859	8.09%	$690,333	$65,970	9.56%

Investment securities[3]
Taxable	$28,297	$946	3.34%	$37,790	$1,490	3.94%	$16,294	$1,010	6.20%
Tax-exempt[4]	1,189	40	3.37%	787	25	3.18%	1,973	87	4.41%
FHLB and Bankers Bank Stock	5,378	193	3.59%	4,615	209	4.53%	4,367	289	6.62%

Total investment securities	$34,864	$1,179	3.38%	$43,192	$1,724	3.99%	$22,634	$1,386	6.12%
Other short-term Investments	9,769	114	1.17%	21,339	346	1.62%	17,007	608	3.57%

Total interest-Earning assets	$845,492	$56,737	6.71%	$779,978	$59,929	7.68%	$729,974	$67,964	9.31%

Non-interest-earning assets:
Cash and due from banks	$26,926			$22,615			$21,163
Premises and equipment	27,879			25,776			25,092
Other, less allowance for loan losses	16,190			11,669			9,567

Total non-interest- Earning assets	$70,995			$60,060			$55,822

Total Assets	$916,487			$840,038			$785,796

[1]	Average loan balances include nonaccrual loans. Interest income collected on nonaccrual loans has been included.

[2]	Installment loans are stated net of unearned income.

[3]	The average balance of and the related yield associated with securities available for sale are based on the cost of such securities.

[4]	Tax exempt income has not been adjusted to tax-equivalent basis since it is not material.

	2003			2002			2001
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-bearing liabilities:
Deposits
Savings, NOW Accounts, and money markets	$280,365	$1,576	0.56%	$269,103	$2,803	1.04%	$208,054	$4,066	1.95%
Time deposits	384,836	11,055	2.87%	344,059	12,463	3.62%	375,825	20,557	5.47%

Total deposits	$665,201	$12,631	1.90%	$613,162	$15,266	2.49%	$583,879	$24,623	4.22%
Securities sold under repurchase agreements and short-term borrowings	14,055	112	0.80%	17,133	192	1.12%	7,620	181	2.38%
Notes Payable	71,503	3,171	4.43%	63,014	3,222	5.11%	66,301	3,659	5.52%

Total interest-bearing Liabilities	$750,759	$15,914	2.12%	$693,309	$18,680	2.69%	$657,800	$28,463	4.33%
Non-interest-bearing liabilities:
Demand deposits	$73,432			$63,373			$49,773
Other liabilities	10,991			10,122			10,740

Total liabilities	$84,423			$73,495			$60,513
Stockholders’ equity	81,305			73,234			67,483

Total liabilities and Stockholders’ equity	$916,487			$840,038			$785,796

Net interest income		$40,823			$41,249			$39,501

Margin analysis:
Interest rate spread			4.59%			4.99%			4.98%
Net yield on interest- earning assets (net interest margin)			4.83%			5.29%			5.41%

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

	2003 vs. 2002				2002 vs. 2001
			Rate/	Total			Rate/	Total
	Volume	Rate	Volume	Change	Volume	Rate	Volume	Change
Interest Income:
Loans net of unearned income	$6,907	$(8,328)	$(994)	$(2,415)	$2,400	$(10,142)	$(369)	$(8,111)
Investment securities:
Taxable	(374)	(227)	57	(544)	1,332	(367)	(485)	480
Tax exempt	13	1	1	15	(52)	(25)	15	(62)
FHLB and Bankers Bank Stock	19	(29)	(6)	(16)	17	(92)	(5)	(80)
Other short-term investments	(189)	(100)	57	(232)	157	(328)	(91)	(262)

Total interest income	6,376	(8,683)	(885)	(3,192)	3,854	(10,954)	(935)	(8,035)

Interest Expense:
Savings, NOW accounts, and Money market accounts	103	(1,276)	(54)	(1,227)	908	(1,840)	(331)	(1,263)
Time deposits	1,477	(2,579)	(306)	(1,408)	(1,738)	(6,943)	587	(8,094)
Short-term borrowings	(44)	(49)	13	(80)	316	(115)	(190)	11
Debt	409	(417)	(43)	(51)	(193)	(273)	29	(437)

Total interest expense	1,945	(4,321)	(390)	(2,766)	(707)	(9,171)	95	(9,783)

Net interest income	$4,431	$(4,362)	$(495)	$(426)	$4,561	$(1,783)	$(1,030)	$1,748

     At December 31, 2003, loans outstanding and loans held-for-sale, net of unearned income and allowance for loan losses, were $941,207 compared to $744,317 at 2002 year end. The increase is primarily due to the approximate $109,000 in loans acquired via the IBC acquisition, as well as the combination of increased loan demand, lenders’ first-hand knowledge of the local lending markets and competitive loan rates. Average outstanding loans, net of unearned interest, for 2003 were $800,859, an increase of 11.94% from the 2002 average of $715,447. Average outstanding loans for 2001 were $690,333. The growth in average loans for the past three years can be attributed to the Company’s continuing market expansion into surrounding counties through the Company’s branch network, the IBC acquisition and aggressive programs with respect to loan production and pricing. The Company continued its branch expansion with the opening of a new full-service branch in Knox County, Tennessee and a loan production office in Bristol, Virginia during 2003. In 2003, the Company also consolidated two offices of Superior Financial into its existing branch structure in order to enhance operating efficiencies.

     Average investment securities for 2003 were $34,864, compared to $43,192 in 2002, and $22,634 in 2001. The decrease of $8,328, or 19.28%, from 2002 to 2003 primarily reflects the Company’s channeling of liquidity into higher-yielding loans. The increase of $20,558, or 90.83%, from 2001 to 2002 primarily reflects the purchase of federal agency securities during 2002, funded principally by increases in transactional deposit account balances. In 2003, the average yield on investments was 3.38%, a decrease from the 3.99% yield in 2002 and the 6.12% yield in 2001. This trend of decreasing investment yield primarily reflects (a) the calling of a substantial amount of the Company’s investment securities in a declining interest rate environment and (b) the negative effect of lower rates on the Company’s adjustable-rate investment securities. Income provided by the investment portfolio in 2003 was $1,179 as compared to $1,724 in 2002 and $1,386 in 2001.

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

     The Bank’s loan loss allowance is primarily a general allowance, which is increased or decreased based on management’s assessment of the overall risk of its loan portfolio. Occasionally, a portion of the allowance may be allocated to a specific loan to reflect unusual circumstances associated with that loan.

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

     The Company’s provision for loan losses decreased $1,290, or 18.26%, to $5,775 in 2003 from $7,065 in 2002. In 2003, management determined that loss experience throughout the Company had stabilized; accordingly, management concluded that the same level of provisions as made in 2002 was not necessary. In 2003, net charge-offs in the Bank, Superior Financial and GCB Acceptance were $2,652, $1,070 and $1,415, respectively, totaling $5,137. In 2002, these net charge-offs were $2,834, $1,606 and $1,260, respectively, totaling $5,700. Management attributes the decrease in net charge-offs to an increase in loan quality and an improvement in the local and regional economy. Assuming no change in current economic trends, and based on information presently available, management anticipates that net charge-offs within the Company’s overall loan portfolios should continue at the same rate and, in terms of percentages of total loans, should slightly decline. Although net charge-offs declined $766 to $5,700 in 2002 from $6,466 in 2001, management increased the provision in 2002 because of its concerns related to accelerated loan growth and the higher level of charge-off activity in commercial real estate and commercial loans. Such net charge-offs and increase in non-performing loans were a result of a decline in loan quality, continued implementation of an aggressive charge-off policy, a downturn in the local and regional economy, and significantly high bankruptcy rates in Tennessee.

     The ratio of non-performing assets to total assets was 0.79% at December 31, 2003 and 1.48% at December 31, 2002. Primarily due to the Company’s decrease in non-performing assets, the ratio of the Company’s allowance for loan losses to non-performing assets increased in 2003 to 166.35% from 94.24% in 2002. Total non-performing loans decreased $3,253, or 41.80%, from $7,782 at December 31, 2002 to $4,529 at December 31, 2003. Non-accrual loans, which are non-performing loans as to which the Bank no longer recognizes interest income, decreased $3,170, or 42.41%, to $4,305 at December 31, 2003 from $7,475 at December 31, 2002. The decrease of non-accrual loans at the bank consists primarily of the resolution of one commercial real estate loan and one commercial loan aggregating approximately $2.2 million. The remaining decrease is primarily due to satisfactory resolution of several commercial relationships. Note, however, that total impaired loans, which include substandard as well as non-accrual loans, increased by $1,075, or 11.25%, from $9,557 at December 31, 2002 to $10,632 at December 31, 2003. For further discussion of non-performing assets as it relates to foreclosed real estate and impaired loans, see “BUSINESS – Lending Activities – Past Due, Special Mention, Classified and Non-Accrual Loans” located earlier.

     To further manage its credit risk on loans, the Company maintains a “watch list” of loans that, although currently performing, have characteristics that require closer supervision by management. At December 31, 2003, the Company had identified approximately $33,870 in loans that were placed on its “watch list,” an increase from the approximate $27,701 as of December 31, 2002. During 2002, management revised its policy to increase the number of distinguishing characteristics that causes a loan to be considered a “watch list” loan. Management believes the increased level of “watch list” loans is not an indication of further credit quality deterioration but, rather, is the result of the improved risk management processes.

     Non-Interest Income. Non-interest income, which is income that is not related to interest-earning assets and consists primarily of service charges, commissions and fees, has become more important as increases in levels of interest-bearing deposits and other liabilities make it more difficult to maintain interest rate spreads.

     Total non-interest income for 2003 increased to $11,588 as compared to $10,530 in 2002 and $9,593 in 2001. The largest components of non-interest income are service charges, commissions and fees, which totaled $9,287 in 2003, $8,266 in 2002 and $7,606 in 2001. The increase in 2003 was due primarily to additional fees related to deposit products, as well as additional income from the Company’s mortgage division. Management does not anticipate any significant increase in fees related to deposit products in the near future absent continued deposit growth. Further, management believes activity in the Company’s mortgage division may well decline over the next few months in light of the apparent effect of the current interest rate environment on mortgage refinancing activity.

     Non-Interest Expense. Control of non-interest expense also is an important aspect in managing net income. Non-interest expense includes, among others, personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage and Federal Deposit Insurance Corporation assessments. Total non-interest expense was $30,618 in 2003, compared to $29,199 in 2002 and $28,665 in 2001.

     The increase of $1,419, or 4.86%, in 2003 as compared to 2002 was primarily due to the $1,337, or 21.49%, increase in other non-interest expense, resulting principally from increases in communication/data transmission expenses, charges related to credit cards and various expenses related to collections and repossessions.

Changes in Financial Condition

     Total assets at December 31, 2003 were $1,108,522 an increase of $209,126, or 23.25%, over total assets of $899,396 at December 31, 2002. This increase reflects an increase in loans, net, of $199,990, or 27.11%, to $937,661 at December 31, 2003 from $737,671 at December 31, 2002. A primary component of these increases stemmed from the IBC acquisition, which resulted in an increase in total assets and loans, net, in the approximate amounts of $189,000 and $109,000, respectively. Absent the IBC acquisition, total assets and loans, net, would have increased approximately $20,126 and $90,990, respectively. Average assets for 2003 also increased to $916,487, an increase of $76,449, or 9.10%, from the average asset balance of $840,038 for 2002. Because the IBC acquisition occurred late in the year, its effect on year-to-date average balances is not considered material. This increase was primarily the result of an 11.94% increase in the average balance of loans to $800,859 in 2003 from $715,447 in 2002. Due primarily to the increase in average assets and the continued decline in net interest margin, the Company’s return on average assets decreased in 2003 to 1.12% from 1.17% in 2002.

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

     Earning assets consist of loans, investment securities and short-term investments that earn interest. Average earning assets during 2003 were $845,492, an increase of 8.40% from an average of $779,978 in 2002.

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

     The Company maintains an investment portfolio to provide liquidity and earnings. Investments at December 31, 2003 had an amortized cost of $38,531 and a market value of $39,045 as compared to an amortized cost of $33,519 and market value of $33,777 at December 31, 2002. This increase in investments in 2003 primarily reflects the investment securities acquired via the IBC acquisition in November, 2003. The Company invests principally in shorter-term, callable federal agency securities which, while usually generating a higher yield than non-callable securities, are at risk of being called in a declining interest rate environment. If the securities are called, the proceeds are typically invested at lower yields than those existing on the called securities. During 2003, approximately $14,992 of the Company’s securities were called and the proceeds were reinvested at lower yields. There are, however, certain advantages of investing in shorter-term, callable securities, including relative price stability, as compared to non-callable securities, with respect to changes in interest rates. As a consequence and, in combination with the shorter-term and adjustable securities in the remainder of the Company’s investment portfolio, the Company’s investments are less susceptible to significant changes in market value. An effect of this approach is reflected in the absence of any significant difference between the securities’ amortized cost and market value at December 31, 2003 and December 31, 2002.

     The Company’s deposits were $907,115 at December 31, 2003. This represents an increase of $187,792, or 26.11%, from the $719,323 of deposits at December 31, 2002. Non-interest bearing demand deposit balances increased 55.22% to $104,683 at December 31, 2002 from $67,442 at December 31, 2002. Total deposits and non-interest bearing demand deposits obtained via the IBC acquisition approximated $154,000 and $27,000, respectively. Average interest-bearing deposits increased $52,039, or 8.49%, in 2003. In 2002, average interest-bearing deposits increased $29,283, or 5.02%, over 2001. In addition to the IBC acquisition, these increases in deposits are also the result of the Company’s (a) expansion into the Knoxville market, (b) active marketing of money market accounts and certificates of deposits with competitive interest rates in order to fund loan growth and (c) targeting the transactional accounts of selected municipalities.

     The Company’s continued ability to fund its loan and overall asset growth remains dependent upon the availability of deposit market share in the Company’s existing market of East Tennessee. As of June 30, 2003, approximately 58% of the deposit base of East Tennessee was controlled primarily by six commercial banks, one savings bank and one credit union and, as of September 30, 2003, the total deposit base of Tennessee commercial banks had a weighted average rate of 1.83%. Management of the Company does not anticipate further significant growth in its deposit base unless it either offers interest rates well above its prevailing rate on average interest-bearing deposits of 1.90% or it acquires deposits from other financial institutions. During 2003, the premiums charged in Tennessee by selling financial institutions for deposit accounts ranged from 2.1% to 21.6%. If the Company takes action to increase its deposit base by offering above-market interest rates or by acquiring deposits from other financial institutions and thereby increases its overall cost of deposits, its net interest income could be adversely affected if it is unable to correspondingly increase the rates it charges on its loans.

     Interest paid on deposits in 2003 totaled $12,631, reflecting a 1.90% cost on average interest-bearing deposits of $665,201. In 2002, interest of $15,266 was paid at a cost of 2.49% on average deposits of $613,162. In 2001, interest of $24,623 was paid at a cost of 4.22% on average deposits of $583,879.

Liquidity and Capital Resources

     Liquidity. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s primary source of liquidity is dividends paid by the Bank. Applicable Tennessee statutes and regulations impose restrictions on the amount of dividends that may be declared by the Bank. Further, any dividend payments are subject to the continuing ability of the Bank to maintain compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a “well-capitalized” institution. In addition, the Company maintains borrowing availability with the Federal Home Loan Bank of Cincinnati (“FHLB”) approximating $45,000 at December 31, 2003. The Company also maintains federal funds lines of credit totaling $94,000 at seven correspondent banks of which $94,000 was available at December 31, 2003. The Company believes it has sufficient liquidity to satisfy its current operating needs.

     In 2003, operating activities of the Company provided $20,046 of cash flows, reflecting net income of $10,237 and adjusted to include non-cash operating expenses such as $5,775 in provision for loan losses and amortization and depreciation of $2,275, and exclude non-cash operating income, such as $1,200 in the net change in accrued interest and other liabilities. Cash flows from operating activities were increased by the proceeds from the sale of held-for-sale loans of $78,478, offset by cash used to originate held-for-sale loans of $74,313.

     Investing activities, including lending, used $63,336 of the Company’s cash flows, a decrease of $19,766 from $83,102 in 2002. The IBC acquisition provided $28,390 in net cash flows which was a significant factor in reducing the cash used in investing activities in 2003 as compared to 2002. Origination of loans held to maturity net of principal collected used $100,551 in funds, up from $80,637 in 2002 as the Company’s loan originations increased, primarily as the result of the Company’s implementation of aggressive programs with respect to loan production and pricing. Maturities and calls of securities, net of purchases of securities available for sale, provided $10,661 in cash flows to assist the Company’s loan funding. Cash flows from investing activities also increased from the sale of other real estate in the amount of $5,641. These cash inflows were reduced, in part, by investment in premises and equipment of $4,268 resulting from the Company’s branch expansions and remodeling and furnishings related thereto.

     Net additional cash flows of $21,672 were provided by financing activities, down from $75,515 in 2002. As opposed to 2002, the cash flow activity in 2003 with respect to notes payable reflected a net use of funds, as the Company elected to use some of the liquidity obtained via the IBC acquisition to pay down some advances at the FHLB. In addition, while the cash flows provided by the net change in deposits, excluding deposits acquired via the IBC acquisition, was positive at $33,757, it nevertheless represented a decline of $31,652 from $65,409 in 2003, as the company relied more on called and matured securities, as well as the net cash received in the IBC acquisition, to fund its increased loans. As in prior years, the Company’s cash flow from financing activities was decreased by the Company’s dividend payments during 2003 of $4,218.

     Capital Resources. The Company’s capital position is reflected in its shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of the Company’s net worth, soundness and viability. The Company’s capital continued to exceed regulatory requirements at December 31, 2003 and its record of paying dividends to its stockholders continued uninterrupted during 2003. Management believes the capital base of the Company allows it to take advantage of business opportunities while maintaining the level of resources deemed appropriate by management of the Company to address business risks inherent in the Company’s daily operations.

     On September 25, 2003, the Company issued $10,310 of subordinated debentures, as part of a privately placed pool of trust preferred securities. The securities, due in 2033, bear interest at a floating rate of 2.85% above the three-month LIBOR rate, reset quarterly, and are callable in five years without penalty. The Company used the proceeds of the offering to support its acquisition of IBC. Further, the capital raised from the offering currently qualifies as Tier I capital for regulatory purposes and, while the Company fully expects this offering to qualify as Tier 1 regulatory capital, up to a maximum of 25% of such capital, and has been notified by its primary regulator that the substance and result of the transaction should so qualify, no regulator of the Company or the Bank has conducted an examination of the Company or the Bank since the trust preferred securities offering was completed. Further, no regulator of the Company or the Bank has reviewed the underlying documents of the offering and, accordingly, no regulator has rendered an opinion as to the completeness and technical content of such documents.

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

     Further, the impact of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”) as it relates to the accounting for trust preferred securities is under review by the FRB. FIN 46 concluded that the trust issuing the securities cannot be consolidated with the Company for financial reporting purposes. It is this consolidation of the trust into the Company’s financial statements that gives rise to the trust preferred securities being classified as minority interests and, therefore, eligible for Tier 1 regulatory capital treatment. At this time, no decision has been made by the Federal Reserve Board with respect to the applicability of FIN 46 to the capital treatment of trust preferred securities, and the current guidance remains in effect.

     Shareholders’ equity on December 31, 2003 was $101,935, an increase of $27,340, or 36.65%, from $74,595 on December 31, 2002. The increase in shareholders’ equity arises primarily from the issuance of common stock associated with the IBC acquisition and from the net income for 2003 of $10,237 ($1.47 per share, assuming dilution). This increase was offset in part by quarterly dividend payments during 2003 that totaled $4,218 ($.59 per share).

     On September 18, 2002 the Company announced that its Board of Directors had authorized the repurchase of up to $2,000 of the Company’s outstanding shares of common stock beginning in October 2002 and the repurchase plan was renewed by the Board of Directors in September 2003. The repurchase plan is dependent upon market conditions and there is no guarantee as to the exact number of shares to be repurchased by the Company. The plan will be in effect until the earlier of October 2004 or until the total authorized amount is repurchased. As of March 2004, the Company had not repurchased any shares.

     Risk-based capital regulations adopted by the FRB and the FDIC require both bank holding companies and banks to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure “Tier 1” capital (consisting of stockholders’ equity, less goodwill) and total capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital. At December 31, 2003, the Company and the Bank each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements. For further information, see Note 11 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

     At December 31, 2003, the Company had outstanding unused lines of credit and standby letters of credit totaling $147,915 and unfunded loan commitments outstanding of $29,375. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or, on a short-term basis, to borrow from the FHLB and/or purchase Federal funds from other financial institutions. At December 31, 2003, the Company had accommodations with upstream correspondent banks for unsecured Federal funds lines. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about the Company’s commitments as of December 31, 2003, which by their terms have contractual maturity dates subsequent to December 31, 2003:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total
Commitments to make loans – fixed	$4,460	$—	$—	$—	$4,460
Commitments to make loans – variable	24,915	—	—	—	24,915
Unused lines of credit	84,062	13,323	1,167	30,444	128,996
Letters of credit	10,721	8,198	—	—	18,919

Total	$124,158	$21,521	$1,167	$30,444	$177,290

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

     The Company’s current guidelines for risk management call for preventive measures if a gradual 200 basis point increase or decrease in short-term rates over the next 12 months would affect net interest income over the same period by more than 18.5%. The Company has been operating well within these guidelines. As of December 31, 2003 and 2002, based on the results of the independent consulting firm’s simulation model, the Company could expect net interest income to increase by approximately 9.97% and 10.57%, respectively, if short-term interest rates gradually increase by 200 basis points. Conversely, if short-term interest rates gradually decrease by 200 basis points, net interest income could be expected to decrease by approximately 12.73% and 12.87%, respectively.

     The scenario described above, in which net interest income increases when interest rates increase and decreases when interest rates decline, is typically referred to as being “asset sensitive” because interest-earning assets reprice at a faster pace than interest-bearing liabilities. At December 31, 2003, approximately 50% of the Company’s gross loans had adjustable rates. While management believes, based on its asset/liability modeling, that the Company is asset sensitive, it also believes that a rapid, significant and prolonged increase or decrease in rates could have a substantial adverse impact on the Company’s net interest margin.

     The Company’s net interest income simulation model incorporates certain assumptions with respect to interest rate floors on certain deposits and other liabilities. Further, given the very low interest rate environment, a 200 basis point downward shock could very well reduce the costs on some liabilities below zero. In these cases, the Company’s model incorporates constraints which prevent such a shock from simulating liability costs below zero.

     The Company also uses an economic value of equity model, prepared and reviewed by the same independent national consulting firm, to complement its short-term interest rate risk analysis. The benefit of this model is that it measures exposure to interest rate changes over time frames longer than the two-year net interest income simulation. The economic value of the Company’s equity is determined by calculating the net present value of projected future cash flows for current asset and liability positions based on the current yield curve.

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

     The Company’s current guidelines for risk management call for preventive measures if an immediate 200 basis point increase or decrease in interest rates would reduce the economic value of equity by more than 23%. The Company has been operating well within these guidelines. As of December 31, 2003 and 2002, based on the results of the independent national consulting firm’s simulation model and reviewed by the separate and independent national consulting firm, the Company could expect its economic value of equity to increase by approximately 10.05% and 15.03%, respectively, if short-term interest rates immediately increased by 200 basis points. Conversely, if short-term interest rates immediately decrease by 200 basis points, economic value of equity could be expected to decrease by approximately 14.15% and 16.57%, respectively. The lesser percentage changes, particularly in the upward shock scenario, in economic value of equity as of December 31, 2003, compared to December 31, 2002, are primarily due to the increase in economic value of equity “base case” at December 31, 2003 compared to December 31, 2002 principally due to the issuance of common stock related to the IBC acquisition. The “base case” is the terminology for the value of economic value of equity used to measure the immediate increase or decrease in interest rates, and because “base case” economic value of equity is the denominator for percentage-based economic value of equity measures, increases in “base case” economic value of equity, ceteris paribus, reduce indicated variability.

Disclosure of Contractual Obligations

     In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes the Company’s significant fixed and determinable contractual obligations as of December 31, 2003:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total
Deposits without a stated maturity	$434,310	$—	$—	$—	$434,310
Certificate of deposits	355,761	108,075	8,341	628	472,805
Repurchase agreements	12,896	—	—	—	12,896
FHLB advances and notes payable	9,145	2,110	318	51,457	63,030
Subordinated debentures	—	—	—	10,310	10,310
Operating lease obligations	512	711	394	276	1,,893
Deferred compensation	—	—	—	1,050	1,050
Purchase obligations	1,211	—	—	—	1,211

Total	$813,835	$110,896	$9,053	$63,721	$997,505

     Additionally, the Company routinely enters into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for early termination of the contract. Management is not aware of any additional commitments or contingent liabilities which may have a material adverse impact on the liquidity or capital resources of the Company.

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

Effect of New Accounting Standards

     During 2003, the Company adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company’s operating results or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management” is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Greene County Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Greene County Bancshares, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greene County Bancshares, Inc. as of December 31, 2003 and 2002, and its results of operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, during 2002, the Company adopted new accounting guidance for goodwill and intangible assets.

/s/ Crowe Chizek and Company LLC

Oak Brook, Illinois
January 16, 2004

GREENE COUNTY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002
(Dollar amounts in thousands, except share and per share data)

	2003	2002
ASSETS
Cash and due from banks	$36,087	$23,466
Federal funds sold	5,254	39,493

Cash and cash equivalents	41,341	62,959
Securities available for sale	33,199	33,322
Securities held to maturity (fair value $5,846 and $455)	5,632	448
Loans held for sale	3,546	6,646
Loans, net	937,661	737,671
Premises and equipment, net	33,886	26,377
FHLB, Bankers Bank and other stock, at cost	5,992	4,744
Cash surrender value of life insurance	12,451	8,823
Goodwill	15,885	2,053
Core deposit and other intangible assets	5,085	743
Accrued interest receivable and other assets	13,844	15,610

Total assets	$1,108,522	$899,396

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Noninterest-bearing deposits	$104,683	$67,442
Interest-bearing deposits	802,432	651,881

Total deposits	907,115	719,323
Repurchase agreements	12,896	10,038
FHLB advances and notes payable	63,030	82,359
Subordinated debentures	10,310	—
Accrued interest payable and other liabilities	13,236	13,081

Total liabilities	1,006,587	824,801
Shareholders’ equity
Common stock: $2 par, 15,000,000 shares authorized, 7,659,929 and 6,820,540 shares outstanding	$15,320	$13,641
Additional paid-in capital	24,482	4,870
Retained earnings	61,947	55,928
Accumulated other comprehensive income	186	156

Total shareholders’ equity	101,935	74,595

Total liabilities and shareholders’ equity	$1,108,522	$899,396

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except share and per share data)

	2003	2002	2001
Interest income
Interest and fees on loans	$55,444	$57,859	$65,970
Taxable securities	947	1,490	1,010
Nontaxable securities	40	25	87
FHLB, Bankers Bank other stock	192	209	289
Federal funds sold and other	114	346	608

	56,737	59,929	67,964
Interest expense
Deposits	12,631	15,266	24,623
Federal funds purchased and repurchase agreements	112	192	181
Notes payable and subordinated debentures	3,171	3,222	3,659

	15,914	18,680	28,463
Net interest income	40,823	41,249	39,501
Provision for loan losses	5,775	7,065	5,959

Net interest income after provision for loan losses	35,048	34,184	33,542
Noninterest income
Service charges and fees	9,287	8,266	7,606
Gain on sale of securities available for sale	—	46	—
Gain on sales of OREO and repossessed assets	96	—	—
Other	2,205	2,218	1,987

	11,588	10,530	9,593
Noninterest expense
Salaries and employee benefits	16,664	17,046	16,977
Occupancy expense	2,337	2,130	2,078
Equipment expense	2,365	1,872	2,046
Professional services	966	879	636
Advertising	473	440	419
Loss on OREO and repossessed assets	—	448	370
Goodwill amortization	—	—	113
Core deposit intangible amortization	254	162	162
Other	7,559	6,222	5,864

	30,618	29,199	28,665
Income before income taxes	16,018	15,515	14,470
Provision for income taxes	5,781	5,702	5,047

Net income	$10,237	$9,813	$9,423

Earnings per share:
Basic	$1.48	$1.44	$1.38
Diluted	1.47	1.43	1.38

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except share and per share data)

				Accumulated
				Other	Total
		Additional		Compre-	Share-
	Common	Paid-in	Retained	hensive	holders’
	Stock	Capital	Earnings	Income	Equity
Balance, January 1, 2001	$13,638	$4,854	$44,467	$51	$63,010
Dividends paid ($.56 per share)	—	—	(3,819)	—	(3,819)
Comprehensive income:
Net income	—	—	9,423	—	9,423
Change in unrealized gains (losses), net of reclassification and taxes	—	—	—	13	13

Total comprehensive income					9,436

Balance, December 31, 2001	13,638	4,854	50,071	64	68,627
Issuance of 1,650 shares under stock option plan	3	13	—	—	16
Dividends paid ($.58 per share)	—	—	(3,956)	—	(3,956)
Tax benefit from exercise of nonincentive stock options	—	3	—	—	3
Comprehensive income:
Net income	—	—	9,813	—	9,813
Change in unrealized gains (losses), net of reclassification and taxes	—	—	—	92	92

Total comprehensive income					9,905

Balance, December 31, 2002	13,641	4,870	55,928	156	74,595
Issuance of 3,275 shares under stock option plan	7	37	—	—	44
Issuance of 836,114 shares and stock options in an acquisition	1,672	19,575	—	—	21,247
Dividends paid ($.59 per share)	—	—	(4,218)	—	(4,218)
Comprehensive income:
Net income	—	—	10,237	—	10,237
Change in unrealized gains (losses), net of reclassification and taxes	—	—	—	30	30

Total comprehensive income					10,267

Balance, December 31, 2003	$15,320	$24,482	$61,947	$186	$101,935

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2003, 2002 and 2001
(Dollar amounts in thousands, except share and per share data)

	2003	2002	2001
Cash flows from operating activities
Net income	$10,237	$9,813	$9,423
Adjustments to reconcile net income to net cash from
Operating activities
Provision for loan losses	5,775	7,065	5,959
Depreciation and amortization	2,199	1,736	1,604
Security amortization and accretion, net	76	44	102
Gain on sale of securities available for sale	—	(46)	—
FHLB stock dividends	(191)	(207)	(284)
Net gain on sale of mortgage loans	(1,066)	(584)	(421)
Originations of mortgage loans held for sale	(74,313)	(59,845)	(76,608)
Proceeds from sales of mortgage loans	78,478	61,728	70,809
Net (gain) losses on sales of fixed assets	40	(103)	138
Net (gain) loss on OREO and repossessed assets	(96)	448	370
Net changes:
Accrued interest receivable and other assets	107	80	557
Accrued interest payable and other liabilities	(1,200)	2,364	(2,085)

Net cash from operating activities	20,046	22,493	9,564
Cash flows from investing activities
Net change in interest-bearing deposits with banks	—	1,100	(1,100)
Purchase of securities available for sale	(30,842)	(26,349)	(18,500)
Proceeds from sale of securities available for sale	—	3,790	—
Proceeds from maturities of securities available for sale	41,401	17,955	36,508
Proceeds from maturities of securities held to maturity	102	385	1,035
Increase in cash surrender value of life insurance	(3,219)	(1,474)	(107)
Net increase in loans	(100,551)	(80,637)	(27,321)
Net cash received in acquisitions	28,390	—	19,924
Proceeds from sale of other real estate	5,641	4,449	4,087
Improvements to other real estate	(71)	(31)	(6)
Proceeds from sale of fixed assets	81	587	312
Premises and equipment expenditures	(4,268)	(2,877)	(3,731)

Net cash from investing activities	(63,336)	(83,102)	11,101
Cash flows from financing activities
Net change in deposits, excluding deposits acquired via acquisitions	33,757	65,409	(14,652)
Net change in federal funds purchased and repurchase agreements	1,108	(337)	5,662
Proceeds from notes payable	234,064	120,000	106,800
Proceeds from subordinated debentures	10,310	—	—
Repayment of notes payable	(253,393)	(105,617)	(98,771)
Dividends paid	(4,218)	(3,956)	(3,819)
Proceeds from issuance of common stock	44	16	—

Net cash from financing activities	21,672	75,515	(4,780)

Net change in cash and cash equivalents	(21,618)	14,906	15,885
Cash and cash equivalents, beginning of year	62,959	48,053	32,168

Cash and cash equivalents, end of year	$41,341	$62,959	$48,053

Supplemental disclosures – cash and noncash
Interest paid	$15,822	$19,634	$28,427
Income taxes paid	4,375	4,820	4,127
Loans converted to other real estate	6,529	7,952	5,941
Fair value of assets acquired	188,779	—	—
Fair value of liabilities assumed	158,476	—	—

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2003, 2002 and 2001

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

Nature of Operations: The Company primarily provides financial services through its offices in Eastern and Southeastern Tennessee, Western North Carolina, Southwestern Virginia and, effective November 2003, Middle Tennessee through the its acquisition of Independent Bankshares Corporation (“IBC”). Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions.

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
December 31, 2003, 2002 and 2001

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

The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment and collateral status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income, liquidity, leverage and loan documentation, and any significant changes. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Larger groups of smaller balance, homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at lower of cost or market when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the asset useful lives on a straight-line basis. Buildings and related components have useful lives ranging from 10 to 40 years, while furniture, fixtures and equipment have useful lives ranging from 3 to 10 years.

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2003, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mortgage Banking Activities: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. The Company controls its interest rate risk with respect to mortgage loans held for sale and loan commitments expected to close by usually entering into agreements to sell loans. The Company records loan commitments related to the origination of mortgage loans held for sale to be accounted for as derivative instruments. The Company’s commitments are for fixed rated mortgage loans, generally last 60 to 90 days and are at market rates when initiated. The Company had $6,358 in outstanding loan commitment derivatives at December 31, 2003. Sales contract derivatives are entered into for amounts and terms offsetting the interest rate risk of loan commitment derivatives, and both are carried at their fair value with changes included in earnings. Substantially all of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts. The aggregate market value of mortgage loans held for sale considers the sales prices of such agreements. The Company also provides currently for any losses on uncovered commitments to lend or sell. The Company sells mortgage loans servicing released.

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
December 31, 2003, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Benefit Plans: Retirement plan expense is the amount contributed to the plan as determined by Board decision. Deferred Compensation Plan Expense is recognized during the year the benefit is earned.

Stock Compensation: Employee compensation expense under stock option plans is reported if options are granted below market price at grant date, whereas no expense is recorded for options granted at market price. Pro forma disclosures of net income and earnings per share are shown below using the fair value method of SFAS No. 123 to measure expense for options using the Black-Scholes option pricing model to estimate fair value.

The fair value of each option grant is estimated on the date of grant with the following weighted-average assumptions used for grants in 2003 and 2001: dividend growth rate of 3.0% and 2.5%, risk-free interest rate of 4.10% and 5.17%, expected lives of seven years, and estimated volatility of 19.53% and 20.14%. No options were granted in 2002.

The following disclosures show the effect on income and earnings per share had the options’ fair value been recorded using an option pricing model.

	2003		2002		2001
	As		As		As
	Reported	Proforma	Reported	Proforma	Reported	Proforma
Net income	$10,237	$10,131	$9,813	$9,713	$9,423	$9,286
Basic earnings per share	$1.48	$1.46	$1.44	$1.44	$1.38	$1.36
Diluted earnings per share	$1.47	$1.44	$1.43	$1.43	$1.38	$1.36

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

Loan Commitments and Related Financial Instruments: Financial instruments include credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments such as stand by letters of credit are considered financial guarantees in accordance with FASB Interpretation No. 45. The fair value of these financial guarantees is not material.

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
December 31, 2003, 2002 and 2001

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

New Accounting Pronouncements: During 2003, the Company adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company’s operating results or financial condition.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $6,654 and $5,630 was required to meet regulatory reserve and clearing requirements at year-end 2003 and 2002. These balances do not earn interest.

Segments: Internal financial reporting is primarily reported and aggregated in five lines of business, banking, mortgage banking, consumer finance, subprime automobile lending, and title insurance. Banking accounts for 88.8% of revenues for 2003.

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

Reclassifications: Certain items in prior year financial statements have been reclassified to conform to the 2003 presentation.

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2003, 2002 and 2001

NOTE 2 - SECURITIES

Securities are summarized as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
Available for Sale	Value	Gains	Losses
2003
U. S. Treasury and government Agency	$17,308	$59	$(37)
Obligations of states and political Subdivisions	1,880	65	—
Mortgage-backed	7,412	118	(4)
Trust preferred securities	6,599	99	—

	$33,199	$341	$(41)

2002
U. S. Treasury and government Agency	$21,818	$107	$—
Obligations of states and political Subdivisions	1,053	10	—
Mortgage-backed	3,951	140	(6)
Trust preferred securities	6,500	—	—

	$33,322	$257	$(6)

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
Held to Maturity	Amount	Gains	Losses	Value
2003
U. S. Treasury and government Agency	$748	$14	$—	$762
Obligations of states and political Subdivisions	4,136	153	—	4,289
Other securities	748	47	—	795

	$5,632	$214	$—	$5,846

2002
Obligations of states and political Subdivisions	$448	$7	$—	$455

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2003, 2002 and 2001

NOTE 2 - SECURITIES (Continued)

Contractual maturities of securities at year-end 2003 are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale	Held to Maturity
	Fair	Carrying	Fair
	Value	Amount	Value
Due in one year or less	$6	$300	$303
Due after one year through five years	14,259	2,424	2,493
Due after five years through ten years	3,059	2,558	2,700
Due after ten years	8,577	350	350
Mortgage-backed securities	7,298	—	—

Total maturities	$33,199	$5,632	$5,846

Gross gains of $46 were recognized in 2002 from proceeds of $3,790 on the sale of securities available for sale. There were no security sales during 2003 and 2001.

Securities with a carrying value of $15,315 and $20,665 at year-end 2003 and 2002 were pledged for public deposits and securities sold under agreements to repurchase

Securities with unrealized losses at year end 2003 not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and government Agency	$2,463	$(37)	$—	$—	$2,463	$(37)
Mortgage-backed securities			234	(4)	234	(4)

Total temporarily impaired	$2,463	$(37)	$234	$(4)	$2,697	$(41)

Unrealized losses on securities have not been recognized into income because management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline.

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2003, 2002 and 2001

NOTE 3 - LOANS

Loans at year-end were as follows:

	2003	2002
Commercial	$134,823	$93,836
Commercial real estate	445,104	342,407
Residential real estate	295,528	233,128
Consumer	81,624	77,644
Other	6,134	14,938

	963,213	761,953
Less: Unearned interest income	(10,988)	(11,696)
Allowance for loan losses	(14,564)	(12,586)

	$937,661	$737,671

Activity in the allowance for loan losses is as follows:

	2003	2002	2001
Beginning balance	$12,586	$11,221	$11,728
Reserve acquired in acquisition	1,340	—	—
Provision	5,775	7,065	5,959
Loans charged off	(6,797)	(7,648)	(7,830)
Recoveries of loans charged off	1,660	1,948	1,364

Balance, end of year	$14,564	$12,586	$11,221

Impaired loans were as follows:

	2003	2002	2001
Loans with allowance allocated	$10,632	$9,557	$11,243
Amount of allowance allocated	1,595	1,434	1,686
Average balance during the year	10,028	11,391	10,482
Interest income recognized during impairment	166	220	253
Cash-basis interest income recognized	—	—	—

     Nonperforming loans were as follows:

	2003	2002
Loans past due 90 days still on accrual	$224	$307
Nonaccrual loans	4,305	7,475

Total	$4,529	$7,782

NOTE 3 - LOANS (Continued)

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2003, 2002 and 2001

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

The aggregate amount of loans to executive officers and directors of the Company and their related interests was approximately $7,106 and $8,094 at year-end 2003 and 2002. During 2003 and 2002, new loans aggregating approximately $16,556 and $18,324 and amounts collected of approximately $17,544 and $19,479 were transacted with such parties.

NOTE 4 - PREMISES AND EQUIPMENT

Year-end premises and equipment follows:

	2003	2002
Land	$6,344	$4,387
Premises	21,121	17,087
Leasehold improvements	1,373	1,442
Furniture, fixtures and equipment	13,747	10,849
Automobiles	134	90
Construction in progress	2,849	2,327

	45,568	36,182
Accumulated depreciation	(11,682)	(9,805)

	$33,886	$26,377

Rent expense for operating leases was $477 for 2003, $430 for 2002, and $490 for 2001. Rent commitments under noncancelable operating leases were as follows, before considering renewal options that generally are present:

2004	$512
2005	403
2006	308
2007	253
2008	141
Thereafter	276

Total	$1,893

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2003, 2002 and 2001

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in the amount of goodwill is as follows:

	2003	2002
Beginning of year	$2,053	$424
Adoption of SFAS No. 147 – Unidentifiable intangible reclassified to goodwill	—	1,629
Goodwill from acquisition during year	13,832	—

End of year	$15,885	$2,053

Goodwill was no longer amortized starting in 2002; however, it is periodically evaluated for impairment and no impairment was recognized in 2003. The effect of not amortizing goodwill is summarized as follows:

	2003	2002	2001
Reported net income	$10,237	$9,813	$9,423
Add back: goodwill amortization	—	—	113

Adjusted net income	$10,237	$9,813	$9,536

Basic earnings per share:
Reported net income	$1.48	$1.44	$1.38
Goodwill amortization	—	—	.02

Adjusted net income	$1.48	$1.44	$1.40

Diluted earnings per share:
Reported net income	$1.47	$1.43	$1.38
Goodwill amortization	—	—	.02

Adjusted net income	$1.47	$1.43	$1.40

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2003, 2002 and 2001

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Core deposit and other intangibles

Core deposit intangibles had a gross carrying amount of $6,367 and $1,771 for years ended 2003 and 2002 and accumulated amortization of $1,282 and $1,028 for the same periods, respectively. Aggregate amortization expense was $254 for year ended 2003 and $162 for years ended 2002 and 2001. Core deposit intangibles of $4,596 were recorded during 2003 from an acquisition.

Estimated amortization expense for each of the next five years:

2004	$981
2005	899
2006	707
2007	625
2008	544

Total	$3,756

NOTE 6 - DEPOSITS

Time deposits of $100 thousand or more were $133,303 and $121,561 at year-end 2003 and 2002.

Scheduled maturities of all time deposits for the next five years were as follows:

2004	$355,761
2005	88,005
2006	20,070
2007	4,980
2008	3,361

The aggregate amount of deposits to executive officers and directors of the Company and their related interests was approximately $4,819 and $3,969 at year-end 2003 and 2002.

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

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2003, 2002 and 2001

NOTE 7 – BORROWINGS (Continued)

Information concerning securities sold under agreements to repurchase at year-end 2003 and 2002 is as follows:

	2003	2002
Average balance during the year	$11,232	$12,719
Average interest rate during the year	.66%	.80%
Maximum month-end balance during the year	$14,381	$13,055
Weighted average interest rate at year-end	.62%	.67%

FHLB advances and notes payable consist of the following at year-end:

	2003	2002
Variable rate FHLB advance, 1.13%, Matures March, 2004	$9,000	$—
Fixed rate FHLB advance, 1.29%, Matured January, 2003	—	30,000
Fixed rate FHLB advances, from 2.85% to 6.35%, Maturities from July, 2003 to September, 2018	2,730	1,059
Variable rate FHLB advances, from 4.56% to 5.76%, Maturities from November, 2008 to January, 2010	49,500	49,500
Fixed rate notes payable, interest due quarterly at 3.80%, principal due October, 2006.	1,800	1,800

	$63,030	$82,359

Each advance is payable at its maturity date; however, prepayment penalties are required if paid before maturity. The advances are collateralized by a required blanket pledge of qualifying mortgage, commercial, agriculture, and home equity lines of credit loans totaling $433,233 and $369,213 at year-end 2003 and 2002.

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2003, 2002 and 2001

NOTE 7 - BORROWINGS (Continued)

Scheduled maturities of FHLB advances and notes payable over the next five years are:

Total
2004	$9,145
2005	152
2006	1,958
2007	165
2008	153
Thereafter	51,457

$63,030

At year-end 2003, the Company had approximately $94,000 of federal funds lines of credit available from correspondent institutions, $45,285 in unused lines of credit with the FHLB, and $80,150 of letters of credit with the FHLB.

In September 2003, the Company formed Greene County Capital Trust I (“GC Trust”). GC Trust issued $10,000 of variable rate trust preferred securities as part of a pooled offering of such securities. The Company issued $10,310 subordinated debentures to the GC Trust in exchange for the proceeds of the offering, which debentures represent the sole asset of GC Trust. The debentures pay interest quarterly at the three-month LIBOR plus 2.85% adjusted quarterly (3.99% at year-end 2003). The Company may redeem the subordinated debentures, in whole or in part, beginning October 2008 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2033.

In accordance with FASB Interpretation No. 46, GC Trust is not consolidated with the Company. Accordingly, the Company does not report the securities issued by the GC Trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the GC Trust, as these are no longer eliminated in consolidation.

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2003, 2002 and 2001

NOTE 8 - BENEFIT PLANS

The Company has a profit sharing plan which allows employees to contribute from 1% to 20% of their compensation. The Company contributes an additional amount at a discretionary rate established annually by the Board of Directors. Company contributions to the Plan were $593, $560 and $512 for 2003, 2002 and 2001.

Directors have deferred some of their fees for future payment, including interest. The amount accrued for deferred compensation was $1,848 and $1,559 at year-end 2003 and 2002. Amounts expensed under the plan were $269, $243 and $262 during 2003, 2002, and 2001. The Bank paid an interest rate of 10% on balances in the plan during 2003, 2002, and 2001. Related to these plans, the Company purchased single premium life insurance contracts on the lives of the related participants. The cash surrender value of these contracts is recorded as an asset of the Company.

NOTE 9 - INCOME TAXES

Income tax expense is summarized as follows:

	2003	2002	2001
Current – federal	$5,008	$5,282	$3,974
Current – state	591	754	530
Deferred	182	(334)	543

	$5,781	$5,702	$5,047

Deferred income taxes reflect the effect of “temporary differences” between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws. The tax effects of the primary temporary differences giving rise to the Company’s net deferred tax assets and liabilities are as follows:

	2003		2002
	Assets	Liabilities	Assets	Liabilities
Allowance for loan losses	$5,460	$—	$4,937	$—
Deferred compensation	981	—	837	—
Purchase accounting adjustments	198	—	—	—
Depreciation	—	(1,642)	—	(1,143)
FHLB dividends	—	(738)	—	(614)
Core deposit intangible	—	(1,854)	—	(129)
Unrealized (gain) loss on securities	—	(114)	—	(95)
Other	—	(148)	—	(59)

Total deferred income taxes	$6,639	$(4,496)	$5,774	$(2,040)

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2003, 2002 and 2001

NOTE 9 - INCOME TAXES (Continued)

A reconciliation of expected income tax expense at the statutory federal income tax rate of 35% with the actual effective income tax rates is as follows:

	2003	2002	2001
Statutory federal tax rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	2.1	2.6	3.1
Tax exempt income	(.2)	(.1)	(.3)
Other	(.8)	(.8)	(2.9)

	36.1%	36.7%	34.9%

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

Financial instruments with off-balance-sheet risk were as follows at year-end:

	2003	2002
Commitments to make loans – fixed	$4,460	$25,404
Commitments to make loans – variable	24,915	14,706
Unused lines of credit	128,996	120,394
Letters of credit	18,919	11,076

The fixed rate loan commitments have interest rates ranging from 4.00 % to 8.49% and maturities ranging from one year to eighteen years. Letters of credit are considered financial guarantees under FASB Interpretation 45. These instruments are carried at fair value, which was immaterial at year-end 2003 and 2002.

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2003, 2002 and 2001

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

At year-end, the capital requirements were met, as the Company and the Bank were considered well capitalized under regulations. Actual capital levels and minimum required levels (in millions) were:

					Minimum Amounts to
					be Well Capitalized
			Minimum Required		Under Prompt
			for Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Actual	Ratio	Actual	Ratio	Actual	Ratio
2003
Total Capital (to Risk Weighted Assets)
Consolidated	$103.0	10.9%	$75.7	8.0%	$94.7	10.0%
Bank	103.8	11.0	75.2	8.0	94.7	10.0
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$91.1	9.6%	$37.9	4.0%	$56.8	6.0%
Bank	91.3	9.7	37.9	4.0	56.8	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$91.1	8.4%	$43.4	4.0%	$54.2	5.0%
Bank	91.3	9.4	39.3	4.0	58.9	5.0
2002
Total Capital (to Risk Weighted Assets)
Consolidated	$80.9	10.9%	$59.2	8.0%	$74.0	10.0%
Bank	81.9	11.1	59.1	8.0	73.9	10.0
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$71.6	9.7%	$29.6	4.0%	$44.4	6.0%
Bank	72.6	9.8	29.6	4.0	44.3	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$71.6	8.3%	$34.5	4.0%	$43.1	5.0%
Bank	72.6	8.4	34.5	4.0	43.1	5.0

The Company’s primary source of funds to pay dividends to shareholders is the dividends it receives from the Bank. Applicable state laws and the regulations of the Federal Reserve Bank and the Federal Deposit Insurance Corporation regulate the payment of dividends. Under the state regulations, the amount of dividends that may be paid by the Bank to the Company is limited only to the extent that the remaining balance of retained earnings is at least equal to the capital stock amounts of the Bank; however, future dividends will be dependent on the level of earnings, capital and liquidity requirements and considerations of the Bank and Company.

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2003, 2002 and 2001

NOTE 12 - STOCK OPTIONS

The Company maintains a stock option plan, whereby a maximum of 480,000 stock options may be issued to selected key executives. The exercise price of each option is the fair market value of the Company’s common stock on the date of grant. The maximum term of the options is ten years and the options vest at an annual rate of 20%. At year-end 2003, 186,792 shares are authorized for future grant.

The Company also has a stock option plan that grants a key executive options to purchase 9,000 shares per year at one and one-half times year end book value. The options vest immediately on the grant date. Compensation expense associated with these options was $38 for 2003, $17 for 2002, and $20 for 2001. No expense for stock options to other key executives is recorded, as the grant price equals the market price of the stock at grant date.

A summary of the Company’s option activity and related information for the years ended 2003, 2002, and 2001 is presented below:

	Key Executive		Other Key Executives		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
2003	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	54,000	$12.64	178,347	$22.84	232,347	$20.47
Granted *	9,000	16.41	66,978	17.10	75,978	17.02
Exercised	—	—	(3,275)	13.36	(3,275)	13.36
Forfeited	—	—	(5,777)	22.74	(5,777)	22.74

Outstanding at end of year	63,000	$13.18	236,273	$21.35	299,273	$19.63

Options exercisable at year-end	63,000	$13.18	147,423	$21.50	210,423	$19.01

Fair value of each option granted during the year		$4.49		$5.44

*	Includes 19,317 options granted to Other Key Executives in acquisition.

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2003, 2002 and 2001

NOTE 12 – STOCK OPTIONS (Continued)

	Key Executive		Other Key Executives		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
2002
Outstanding at beginning of year	54,000	$12.64	183,730	$22.72	237,730	$20.43
Granted *	—	—	—	—	—	—
Exercised	—	—	(1,650)	9.67	(1,650)	9.67
Forfeited	—	—	(3,733)	22.91	(3,733)	22.91

Outstanding at end of year	54,000	$12.64	178,347	$22.84	232,347	$20.47

Options exercisable at year-end	54,000	$12.64	106,083	$22.07	160,083	$18.89

Fair value of each option granted during the year		$ N/A *		$ N/A *

* No options granted during 2002.
2001
Outstanding at beginning of year	45,000	$12.15	145,865	$24.90	190,865	$21.89
Granted	9,000	15.09	42,065	16.00	51,065	15.84
Exercised	—	—	—	—	—	—
Forfeited	—	—	(4,200)	31.00	(4,200)	31.00

Outstanding at end of year	54,000	$12.64	183,730	$22.72	237,730	$20.43

Options exercisable at year-end	54,000	$12.64	77,458	$20.85	131,458	$17.48

Fair value of each option granted during the year		$3.58		$3.26

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2003, 2002 and 2001

NOTE 12 – STOCK OPTIONS (Continued)

Options outstanding at year-end 2003 were as follows:

		Outstanding			Exercisable
			Average			Average
			Weighted	Average		Weighted	Average
			Remaining	Weighted		Remaining	Weighted
		Number	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Prices		Outstanding	Life	Price	Outstanding	Life	Price
*$	10.13 - $16.41	63,000	6.1	$13.18	63,000	6.1	$13.18
	$9.67 - $20.00	144,086	7.0	$16.48	75,711	4.8	$15.10
	$21.00 - $32.00	92,187	6.1	$28.96	71,712	6.0	$28.26

*	Granted in connection with compensation for the key executive.

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2003, 2002 and 2001

NOTE 13 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations are presented below.

	2003	2002	2001
Basic Earnings Per Share
Net income	$10,237	$9,813	$9,423
Weighted average common shares outstanding	6,916,351	6,819,722	6,818,890

Basic Earnings Per Share	$1.48	$1.44	$1.38

Diluted Earnings Per Share
Net income	$10,237	$9,813	$9,423
Weighted average common shares outstanding	6,916,351	6,819,722	6,818,890
Add: Dilutive effects of assumed conversions and exercises of stock options	69,596	27,737	18,490

Weighted average common and dilutive potential common shares outstanding	6,985,947	6,847,459	6,837,380

Diluted Earnings Per Share	$1.47	$1.43	$1.38

Stock options of 69,602, 113,693 and 114,937 were excluded from the 2003, 2002 and 2001 diluted earnings per share because their impact was antidilutive.

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2003, 2002 and 2001

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value and estimated fair value of the Company’s financial instruments are as follows at year-end 2003 and 2002.

	2003		2002
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$41,341	$41,341	$62,959	$62,959
Securities available for sale	33,199	33,199	33,322	33,322
Securities held to maturity	5,632	5,846	448	455
Loans held for sale	3,546	3,612	6,646	6,763
Loans, net	937,661	938,241	737,671	740,829
FHLB, Bankers Bank and other stock	5,992	5,992	4,744	4,744
Accrued interest receivable	4,252	4,252	3,812	3,812
Financial liabilities:
Deposit accounts	$907,115	$915,550	$719,323	$732,179
Repurchase agreements	12,896	12,896	10,038	10,038
Notes payable	63,030	67,326	82,359	86,470
Subordinated debentures	10,310	10,677	—	—
Accrued interest payable	2,690	2,690	2,935	2,935

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

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2003, 2002 and 2001

NOTE 15 - PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEETS
Years ended December 31, 2003 and 2002

	2003	2002
ASSETS
Cash and due from financial institutions	$788	$1,146
Investment in subsidiary	112,261	74,783
Cash surrender value of life insurance contracts	257	245
Other	1,433	808

Total assets	$114,739	$76,982

LIABILITIES
Subordinated debentures	$10,310	$—
Other liabilities	2,494	2,387

Total liabilities	12,804	2,387
Shareholders’ equity	101,935	74,595

Total liabilities and shareholders’ equity	$114,739	$76,982

STATEMENTS OF INCOME
Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Dividends from subsidiaries	$4,218	$4,056	$4,006
Other income	165	136	245
Interest expense	(182)	(78)	(190)
Other expense	(723)	(725)	(642)

Income before income taxes	3,478	3,389	3,419
Income tax benefit	(369)	(277)	(263)
Equity in undistributed net income of subsidiaries	6,390	6,147	5,741

Net income	$10,237	$9,813	$9,423

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2003, 2002 and 2001

NOTE 15 - PARENT COMPANY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENTS OF CASH FLOWS
Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Operating activities
Net income	$10,237	$9,813	$9,423
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiaries	(6,390)	(6,147)	(5,741)
Depreciation and amortization	110	110	216
Change in assets	(546)	1,169	(157)
Change in liabilities	107	(24)	(131)

Net cash from operating activities	3,518	4,921	3,610
Investing activities
Capital investment in bank subsidiary	(944)	—	—
Cash paid in acquisition	(9,056)	—	—
Increase in cash surrender value of life insurance	(12)	(11)	(11)

Net cash from investing activities	(10,012)	(11)	(11)
Financing activities
Dividends paid	(4,218)	(3,956)	(3,819)
Proceeds from issuance of common stock	44	16	—
Proceeds from subordinated debentures	10,310	—	—
Proceeds from notes payable	—	—	1,800
Repayment of debt	—	—	(2,431)

Net cash from financing activities	6,136	(3,940)	(4,450)

Net change in cash and cash equivalents	(358)	970	(851)
Cash and cash equivalents, beginning of year	1,146	176	1,027

Cash and cash equivalents, end of year	$788	$1,146	$176

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2003, 2002 and 2001

NOTE 16 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components were as follows.

	2003	2002	2001
Unrealized holding gains and losses on securities available for sale, net of tax	$30	$120	$13
Less reclassification adjustments for gains and losses later recognized in income, net of tax	—	(28)	—

Other comprehensive income	$30	$92	$13

NOTE 17 - SEGMENT INFORMATION

The Company’s operating segments include banking, mortgage banking, consumer finance, subprime automobile lending and title insurance. The reportable segments are determined by the products and services offered, and internal reporting. Loans, investments, and deposits provide the revenues in the banking operation, loans and fees provide the revenues in consumer finance, mortgage banking, and subprime lending and insurance commissions provide revenues for the title insurance company. Mortgage banking, consumer finance, subprime automobile lending and title insurance do not meet the quantitative threshold for disclosure on an individual basis, and are therefore shown below in “other”. All operations are domestic.

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

		Other	Total
2003	Banking	Segments	Segments
Net interest income	$34,506	$6,317	$40,823
Provision for loan losses	3,957	1,818	5,775
Noninterest income	10,446	1,142	11,588
Noninterest expense	26,195	4,423	30,618
Income tax expense	5,353	428	5,781

Segment profit	$9,447	$790	$10,237

Segment assets	$1,073,503	$35,019	$1,108,522

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2003, 2002 and 2001

NOTE 17 - SEGMENT INFORMATION (Continued)

		Other	Total
	Banking	Segments	Segments
2002
Net interest income	$34,696	$6,553	$41,249
Provision for loan losses	3,805	3,260	7,065
Noninterest income	9,118	1,412	10,530
Noninterest expense	24,418	4,781	29,199
Income tax expense	5,754	(52)	5,702

Segment profit (loss)	$9,837	$(24)	$9,813

Segment assets	$862,668	$36,728	$899,396

2001
Net interest income	$33,441	$6,060	$39,501
Provision for loan loss	1,258	4,701	5,959
Noninterest income	7,707	1,886	9,593
Noninterest expense	23,601	5,064	28,665
Income tax expense	5,778	(731)	5,047

Segment profit (loss)	$10,511	$(1,088)	$9,423

Segment assets	$773,567	$38,045	$811,612

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2003, 2002 and 2001

NOTE 18 - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data:

	For the three months ended
Summary of Operations	3/31/03	6/30/03	9/30/03	12/31/03
Interest income	$14,000	$14,082	$13,863	$14,792
Net interest income	9,805	10,053	10,157	10,808
Provision for loan losses	1,126	1,729	1,655	1,265
Income before income taxes	4,171	3,529	4,083	4,235
Net income	2,618	2,301	2,600	2,718
Basic earnings per share	.38	.34	.38	.38
Diluted earning per share	.38	.33	.38	.37
Dividends per common share	.12	.12	.12	.23
Average common shares outstanding	6,820,540	6,822,235	6,823,315	7,196,208
Average common shares outstanding – diluted	6,880,168	6,905,852	6,894,097	7,268,187

	For the three months ended
Summary of Operations	3/31/02	6/30/02	9/30/02	12/31/02
Interest income	$14,922	$14,966	$15,174	$14,867
Net interest income	9,814	10,362	10,668	10,405
Provision for loan losses[1]	1,307	1,369	1,354	3,035
Income before income taxes	4,059	4,292	4,582	2,582
Net income	2,569	2,667	2,805	1,772
Basic earnings per share	.38	.39	.41	.26
Diluted earnings per share	.38	.39	.41	.26
Dividends per common share	.12	.12	.12	.22
Average common shares outstanding	6,818,890	6,818,890	6,820,540	6,820,540
Average common shares outstanding – diluted	6,841,758	6,834,909	6,839,393	6,847,829

[1]	The increase in provision for loan losses during the fourth quarter of 2002, as compared to prior periods, is primarily a result of a decline in the credit quality of a few commercial loans.

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
December 31, 2003, 2002 and 2001

NOTE 19 – BUSINESS COMBINATION

On November 21, 2003, the Company acquired 100% of the outstanding shares of Independent Bankshares Corporation, parent of First Independent Bank and Rutherford County Bank and Trust. Operating results of Independent Bankshares Corporation are included in the consolidated financial statements since the date of the acquisition. As a result of this acquisition, the Company expects to gain market share in Middle Tennessee.

The aggregate purchase price was $30,303, including $9,056 in cash, $21,049 in common stock and $198 in stock options. The purchase price resulted in $13,832 in goodwill and $4,596 in core deposit and customer relationship intangible. The intangible asset will be amortized over 10 years, using an accelerated method. Goodwill will not be amortized but instead evaluated periodically for impairment. Any future write down of goodwill and the amortization of intangibles assets are not deductible for tax purposes.

The following table summarizes the fair value of assets acquired and liabilities assumed at the date of acquisition.

Cash and due from banks	$7,951
Federal funds sold	29,495
Securities	16,354
FHLB stock	446
Loans, net	108,832
Fixed assets	5,316
Goodwill	13,832
Core deposit intangible	4,596
Other assets	1,957

Total assets acquired	188,779
Deposits	(154,004)
Other liabilities	(4,472)

Total liabilities assumed	(158,476)

Net assets acquired	$30,303

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2003 and 2002. The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits assumed, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

	2003	2002
Net interest income	46,388	47,734
Net income	$10,255	$10,848

Basic earnings per share	$1.34	$1.42

Diluted earnings per share	$1.33	$1.41

(Continued)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company entered into a three-year agreement in 2000 with the certified public accounting firm of Crowe Chizek and Company LLC (“Crowe Chizek”) to serve as independent auditors for the Company, beginning with the fiscal year ended December 31, 2000. Crowe Chizek served as the Company’s independent auditors for the year ended December 31, 2003. On November 18, 2003, the Board of Directors, as recommended by the Audit Committee, determined to replace Crowe Chizek with Dixon Hughes PLLC (“Dixon Hughes”) as the Company’s independent auditor for the year ending December 31, 2004, and the Company filed a Current Report on Form 8-K on November 24, 2003 to report this event. As stated in that Form 8-K, during the fiscal years ended December 31, 2002 and 2001 and through the date of that Form 8-K, neither the Company nor anyone acting on its behalf consulted Dixon Hughes regarding (1) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or (2) any matter that was either the subject of a disagreement with Crowe Chizek on accounting principles or practices, financial statement disclosure or auditing scope or procedures, which, if not resolved to the satisfaction of Crowe Chizek, would have caused Crowe Chizek to make reference to the matter in their report, or a “reportable event” as described in Item 304(a)(1)(v) of the Regulation S-K of the SEC’s rules and regulations. Subsequent to November 24, 2003, and through March 10, 2004, the Company has had certain discussions with Dixon Hughes regarding issues in the ordinary course of business as they relate solely to the year ending December 31, 2004.

     Subsequent to the date the Company’s 2003 Annual Report on Form 10-K is filed with the SEC, the Company intends to notify Crowe Chizek of their termination as the Company’s independent auditors and the Company plans to file the required Current Report on Form 8-K with the SEC. Crowe Chizek’s reports on the Company’s financial statements as of the years ended December 31, 2003, 2002 and 2001 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2003, 2002 and 2001 and through March 10, 2004, there were no disagreements between the Company and Crowe Chizek on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which, if not resolved to the satisfaction of Crowe Chizek, would have caused Crowe Chizek to make reference to the matter in their report. None of the “reportable events” described in Item 304(a)(1)(v) of Regulation S-K of the SEC’s rules and regulations have occurred during the fiscal years ended December 31, 2003, 2002 and 2001 or through March 10, 2004.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

     There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning the Board of Directors of the Company, the information contained under the section captioned “Election of Directors” in the Company’s definitive Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

     Information regarding executive officers of the Company contained under the section captioned “Proposal 1 – Election of Directors” in the Proxy Statement is incorporated herein by reference.

     Information regarding delinquent Form 3, 4 or 5 filers is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

     Information regarding the Company’s code of ethics is incorporated herein by reference to the section entitled “Proposal 1 – Election of Directors” in the Proxy Statement.

     Information regarding the Company’s “audit committee financial expert” and its audit committee is incorporated herein by reference to the section captioned “Election of Directors - Meetings and Committees of the Board of Directors” in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained under the section captioned “Election of Directors — Executive Compensation and Other Benefits” in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Information required by this item is incorporated herein by reference to the section captioned “Proposal 2 – Approval of the Greene County Bancshares, Inc. 2004 Long-Term Incentive Plan” in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the sections captioned “Election of Directors” and “Certain Transactions” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The responses to this Item are incorporated herein by reference to the section captioned “Independent Auditors” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	The following consolidated financial statements of the Company included in the Company’s 2003 Annual Report to the Shareholders (the “Annual Report”) are incorporated herein by reference from Item 8 of this Report. The remaining information appearing in the Annual Report is not deemed to be filed as part of this Report, except as expressly provided herein.

1.	Report of Independent Auditors.

2.	Consolidated Balance Sheets – December 31, 2003 and 2002.

3.	Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001.

4.	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001.

5.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.

6.	Notes to Consolidated Financial Statements.

(a)(2)	All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)	The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 3.	Articles of Incorporation and Bylaws

(i)	Amended and Restated Charter, incorporated herein by reference to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-107842) filed with the SEC on August 11, 2003.

(ii)	Amended and Restated Bylaws, as amended (Restated for SEC electronic filing purposes only).

Exhibit No. 10.	Employment Agreements

(i)	Employment agreement between the Company and R. Stan Puckett — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(ii)	Employment agreement between the Company and Kenneth R. Vaught dated November 19, 2003.

(iii)	Employment agreement between the Company and Ronald E. Mayberry dated November 21, 2003.

(iv)	Non-competition agreement between the Company and R. Stan Puckett dated November 24, 2003.

(v)	Amendment to employment agreement between the Company and R. Stan Puckett dated January 23, 2004.

Exhibit No. 11.	Statement re Computation of Per Share Earnings

Incorporated by reference to Note 13 of the Notes to Consolidated Financial Statements.

Exhibit No. 21.	Subsidiaries of the Registrant

A list of subsidiaries of the Registrant is included as an exhibit to this Report.

Exhibit No. 23.	Consent of Crowe Chizek and Company LLC

Exhibit No. 31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No. 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     The Company is a party to certain agreements entered into in connection with the offering by Greene County Capital Trust I (“GC Trust”) of $10 million of variable rate trust preferred securities, as more fully described in this Annual Report on Form 10-K. In accordance with Item 601(b)(4)(iii) of Regulation S-K, and because the total amount of the trust preferred securities is not in excess of 10% of the Company’s total assets, the Company has not filed the various documents and agreements associated with the trust preferred securities herewith. The Company has, however, agreed to furnish copies the various documents and agreements associated with the trust preferred securities to the SEC upon request.

(b)	Reports on Form 8-K.

On October 1, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 5 to report that it had completed a $10 million trust preferred securities offering, as part of a privately placed pool.

On October 17, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 5 to report that the shareholders of Independent Bankshares Corporation had voted overwhelmingly to approve its merger with the Company in a special meeting held on October 16, 2003.

On October 22, 2003, the Company furnished a Current Report on Form 8-K pursuant to Item 12 announcing the Company’s financial results for the third quarter and nine months ended September 30, 2003.

On November 21, 2003, the Company furnished a Current Report on Form 8-K pursuant to Item 9 to report that it had completed its acquisition of Gallatin, Tennessee-based Independent

Bankshares Corporation. The Company also announced that Independent’s wholly-owned subsidiary banks, First Independent Bank and Rutherford Bank and Trust, were subsequently merged with the Company’s wholly-owned subsidiary bank, with Greene County Bank as the surviving entity.

On November 24, 2003 the Company filed a Current Report on Form 8-K pursuant to Item 4 announcing the Company’s determination to engage Dixon Hughes PLLC as the Company’s independent auditor for the fiscal year ending December 31, 2004.

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

GREENE COUNTY BANCSHARES, INC.
March 10, 2004	By:	/s/ R. Stan Puckett
R. Stan Puckett Chairman of the Board and Chief Executive Officer (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

SIGNATURE AND TITLE:	DATE:
/s/ R. Stan Puckett R. Stan Puckett Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 10, 2004

/s/ Kenneth R. Vaught Kenneth R. Vaught President, Chief Operating Officer, and Director	March 10, 2004

/s/ Ronald E. Mayberry Ronald E. Mayberry Regional President, Middle Tennessee Division, and Director	March 10, 2004

/s/ William F. Richmond William F. Richmond Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	March 10, 2004

/s/ Phil M. Bachman Phil M. Bachman Director	March 10, 2004

/s/ Charles S. Brooks Charles S. Brooks Director	March 10, 2004

SIGNATURE AND TITLE:	DATE:
/s/ Bruce Campbell Bruce Campbell Director	March 10, 2004

/s/ W. T. Daniels W.T. Daniels Director	March 10, 2004

/s/ Jerald K. Jaynes Jerald K. Jaynes Director	March 10, 2004

/s/ Terry Leonard Terry Leonard Director	March 10, 2004

/s/ Davis Stroud Davis Stroud Director and Secretary	March 10, 2004

/s/ Charles H. Whitfield, Jr. Charles H. Whitfield, Jr. Director	March 10, 2004