Form 10-Q
period 2004-03-31
GREENE COUNTY BANCSHARES INC
filed 2004-05-07
CIK 764402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) YES ☑ NO ☐

As of May 6, 2004, the number of shares outstanding of the issuer’s common stock was: 7,669,095.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Registrant and its wholly owned subsidiaries are as follows:

GREENE COUNTY BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2004 and December 31, 2003
(Dollar amounts in thousands, except share and per share data)

	(Unaudited)
	March 31,	December 31,
	2004	2003*
ASSETS
Cash and due from banks	$35,046	$36,087
Federal funds sold	2,749	5,254
Securities available for sale	29,200	33,199
Securities held to maturity (with a market value of $5,126 and $5,846)	4,883	5,632
FHLB, Bankers Bank and other stock, at cost	6,044	5,992
Loans held for sale	3,620	3,546
Loans	984,638	952,225
Less: Allowance for loan losses	(14,920)	(14,564)

Net loans	969,718	937,661

Premises and equipment, net	34,372	33,886
Goodwill and other intangible assets	20,816	20,970
Other assets	24,421	26,295

Total assets	$1,130,869	$1,108,522

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$932,347	$907,115
Repurchase agreements	16,597	12,896
Notes payable	53,746	63,030
Subordinated debentures	10,310	10,310
Accrued interest payable and other liabilities	13,945	13,236

Total liabilities	1,026,945	1,006,587

Shareholders’ equity
Common stock: $2 par, 15,000,000 shares authorized, 7,662,640 and 7,659,929 shares outstanding	15,325	15,320
Additional paid-in capital	24,512	24,482
Retained earnings	63,880	61,947
Accumulated other comprehensive income	207	186

Total shareholders’ equity	103,924	101,935

Total liabilities and shareholders’ equity	$1,130,869	$1,108,522

* Condensed from audited financial statements.

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Three Months Ended March 31, 2004 and 2003
(Dollar amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)
Interest income
Interest and fees on loans	$15,525	$13,618
Investment securities	386	326
Federal funds sold and interest-earning deposits	19	56

	15,930	14,000
Interest expense
Deposits	3,186	3,478
Borrowings	864	717

	4,050	4,195
Net interest income	11,880	9,805
Provision for loan losses	1,523	1,126

Net interest income after provision for loan losses	10,357	8,679
Noninterest income
Service charges and fees	2,395	2,095
Other	699	629

	3,094	2,724
Noninterest expense
Salaries and employee benefits	4,707	4,205
Occupancy and furniture and equipment expense	1,489	1,049
Other	2,755	1,978

	8,951	7,232
Income before income taxes	4,500	4,171
Provision for income taxes	1,648	1,553

Net income	$2,852	$2,618

Comprehensive Income	$2,873	$2,697

Per share of common stock:
Basic earnings	$0.37	$0.38

Diluted earnings	0.37	0.38

Dividends	0.12	0.12

Weighted average shares outstanding:
Basic	7,660,578	6,820,540

Diluted	7,731,176	6,880,168

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For Three Months Ended March 31, 2004
(Dollar amounts in thousands, except share and per share data)

				Accumulated
				Other Total
		Additional		Compre-	Share-
	Common	Paid-in	Retained	hensive	Holders’
	Stock	Capital	Earnings	Income	Equity
	(Unaudited)
Balance, January 1, 2004	$15,320	$24,482	$61,947	$186	$101,935
Issuance of 2,711 shares under stock option plan	5	30	—	—	35
Dividends paid ($.12 per share)	—	—	(919)	—	(919)
Comprehensive income:
Net income	—	—	2,852	—	2,852
Change in unrealized gains (losses), net of reclassification and taxes	—	—	—	21	21

Total comprehensive income					2,873

Balance, March 31, 2004	$15,325	$24,512	$63,880	$207	$103,924

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2004 and 2003
(Dollar amounts in thousands, except share and per share data)

	March 31,	March 31,
	2004	2003
	(Unaudited)
Cash flows from operating activities
Net income	$2,852	$2,618
Adjustments to reconcile net income to net cash from Operating activities
Provision for loan losses	1,523	1,126
Depreciation and amortization	711	465
Security amortization and accretion, net	16	46
FHLB stock dividends	(52)	(45)
Net gain on sale of mortgage loans	(88)	(256)
Originations of mortgage loans held for sale	(11,752)	(18,584)
Proceeds from sales of mortgage loans	11,766	20,374
Net (gain) losses from sales of fixed assets	29	—
Net (gain) loss on OREO and repossessed assets	79	38
Net changes:
Accrued interest receivable and other assets	1,448	988
Accrued interest payable and other liabilities	709	(1,229)

Net cash from operating activities	7,241	5,541
Cash flows from investing activities
Net change in securities and other interest-earning investments	4,766	802
Increase in cash surrender value of life insurance	(123)	(103)
Net increase in loans	(34,304)	(18,947)
Improvements to other real estate and proceeds from sales of other real estate owned, net	1,208	1,834
Proceeds from sale of fixed assets and fixed asset additions, net	(1,099)	(714)

Net cash used in investing activities	(29,552)	(17,128)
Cash flows from financing activities
Net change in deposits	25,232	31,911
Net change in repurchase agreements	3,701	4,005
Net change in notes payable	(9,284)	(30,071)
Dividends paid	(919)	(818)
Proceeds from issuance of common stock	35	—

Net cash from financing activities	18,765	5,027

Net change in cash and cash equivalents	(3,546)	(6,560)
Cash and cash equivalents, beginning of year	41,341	62,959

Cash and cash equivalents, end of period	$37,795	$56,399

Supplemental disclosures – cash and noncash
Interest paid	$3,886	$3,918
Income taxes paid	237	176
Loans converted to other real estate	817	1,463

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004
Unaudited
(Dollar amounts in thousands, except share and per share data

NOTE 1 – PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements of Greene County Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Greene County Bank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain amounts from prior period financial statements have been reclassified to conform to the current year’s presentation.

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

The shareholders of the Company approved, at their annual meeting on April 22, 2004, the “Greene County Bancshares, Inc. 2004 Long-Term Incentive Plan” (the “Plan”), for the purpose of attracting, retaining and motivating employees, officers and directors for the Company and to provide incentives and awards for superior performance. The Plan reserved 500,000 shares of common stock for issuance.

The following disclosures show the effect on income and earnings per share had the options’ fair value been recorded using an option pricing model.

	Three Months Ended March 31,
	2004		2003
	As		As
	Reported	Proforma	Reported	Proforma
Net income	$2,852	$2,814	$2,618	$2,589
Basic earnings per share	$0.37	$0.36	$0.38	$0.38
Diluted earnings per share	$0.37	$0.36	$0.38	$0.38

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
Unaudited
(Dollar amounts in thousands, except share and per share data)

NOTE 3 – ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses for the three months ended March 31, 2004 and twelve months ended December 31, 2003 were as follows:

	March 31,	December 31,
	2004	2003
Balance at beginning of year	$14,564	$12,586
Add (deduct):
Reserve acquired in acquisition	—	1,340
Provision	1,523	5,775
Loans charged off	(1,580)	(6,797)
Recoveries of loans charged off	413	1,660

Ending balance	$14,920	$14,564

	March 31,	December 31,
	2004	2003
Loans past due 90 days still on accrual	$650	$224
Nonaccrual loans	4,513	4,305

Total	$5,163	$4,529

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
Unaudited
(Dollar amounts in thousands, except share and per share data)

NOTE 4 – EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Stock options are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the three months ended March 31, 2004, 76,355 options are excluded from the effect of dilutive securities because they are anti-dilutive; 94,325 options are similarly excluded from the effect of dilutive securities for the three months ended March 31, 2003.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004		2003
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Basic EPS
Income available to common shareholders	$2,852	7,660,578	$2,618	6,820,540
Effect of dilutive securities
Stock options outstanding	—	70,598	—	59,628

Diluted EPS
Income available to common shareholders plus assumed conversions	$2,852	7,731,176	$2,618	6,880,168

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
Unaudited
(Dollar amounts in thousands, except share and per share data)

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

Three months ended March 31, 2004	Bank	Other	Total
Net interest income	$10,394	$1,486	$11,880
Provision for loan losses	1,053	470	1,523
Noninterest income	2,712	382	3,094
Noninterest expense	7,777	1,174	8,951
Income tax expense	1,602	46	1,648

Segment profit	$2,674	$178	$2,852

Segment assets at March 31, 2004	$1,096,453	$34,416	$1,130,869

Three months ended March 31, 2003	Bank	Other	Total
Net interest income	$8,186	$1,619	$9,805
Provision for loan losses	585	541	1,126
Noninterest income	2,325	399	2,724
Noninterest expense	6,043	1,189	7,232
Income tax expense	1,462	91	1,553

Segment profit	$2,421	$197	$2,618

Segment assets at March 31, 2003	$870,354	$35,537	$905,891

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
Unaudited
(Dollar amounts in thousands, except share and per share data)

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill was no longer amortized starting in 2002; however, it is periodically evaluated for impairment and no impairment was recognized during the first quarter of 2004.

The change in the carrying amount of goodwill for the three months ended March 31, 2004 is as follows:

Beginning of year	$15,885
Goodwill from acquisition during the quarter	—

End of quarter	$15,885

Core deposit and other intangibles

Other intangible assets consist of core deposit intangibles arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on a straight-line method over their estimated useful lives, which is 10 years.

Core deposit intangibles had a gross carrying amount of $6,367 for the period ended March 31, 2004 and the year ended December 31, 2003 and accumulated amortization of $1,436 and $1,282 for the same periods, respectively. Aggregate amortization expense for the three months ended March 31, 2004 was $154. Annual estimated amortization expense for the next five years is:

2004	$616
2005	616
2006	506
2007	506
2008	506

Total	$2,750

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including all documents incorporated herein by reference, contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission (“SEC”) or otherwise. The words “believe”, “expect”, “seek”, and “intend” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Company, as well as assumptions relating to the foregoing. The Company’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including, but not limited to (1) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (2) lack of sustained growth in the economy in the markets that the Bank serves; (3) increased competition with other financial institutions in the markets that the Bank serves; (4) changes in the legislative and regulatory environment; and (5) the loss of key personnel.

Presentation of Amounts

     All dollar amounts set forth below, other than per-share amounts and percentages, are in thousands unless otherwise noted.

General

     Greene County Bancshares, Inc. (the “Company”) is the bank holding company for Greene County Bank (the “Bank”), a Tennessee-chartered commercial bank that conducts the principal business of the Company. In addition to its commercial banking operations, the Bank conducts separate businesses through its three wholly-owned subsidiaries: Superior Financial Services, Inc. (“Superior Financial”), a consumer finance company; GCB Acceptance Corporation (“GCB Acceptance”), a subprime automobile lending company; and Fairway Title Co., a title company formed in 1998. The Bank also operates a mortgage banking operation through its main office in Knox County, Tennessee and it also has representatives located throughout the Company’s branch system.

     On November 21, 2003, the Company entered the Middle Tennessee market by completing its acquisition of Gallatin, Tennessee-based Independent Bankshares Corporation (“IBC”). IBC was the bank holding company for First Independent Bank, which had four offices in Gallatin and Hendersonville, Tennessee, and Rutherford Bank and Trust, with three offices in Murfreesboro and Smyrna, Tennessee. First Independent Bank and Rutherford Bank and Trust were subsequently merged with the Bank, with the Bank as the surviving entity. The Company completed the IBC system conversion process during the latter part of the quarter ended March 31, 2004.

Growth and Business Strategy

     The Company expects that, over the intermediate term, its growth, from mergers and acquisitions, including acquisitions of both entire financial institutions and selected branches of financial institutions, will continue. De novo branching will also be a method of growth, particularly in high-growth and other demographically-desirable markets.

     The Company’s strategic plan outlines a geographic expansion policy within a 300-mile radius of Greene County, Tennessee. This policy could result in the Company expanding westward and eastward up to and including Nashville, Tennessee and Roanoke, Virginia, respectively, east/southeast up to and including the Piedmont area of North Carolina and western North Carolina, southward to northern Georgia and northward into eastern and central Kentucky. In particular, the Company believes the markets in and around Knoxville and Nashville, Tennessee are highly desirable areas with respect to expansion and growth plans.

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

Liquidity and Capital Resources

     Liquidity. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s liquid assets include investment securities, federal funds sold and other interest-earning deposits, and cash and due from banks. Including securities pledged to collateralize municipal deposits, these assets represented 8.05% of the total liquidity base at March 31, 2004, as compared to 9.03% at December 31, 2003. The liquidity base is generally defined to include deposits, repurchase agreements, notes payable and subordinated debentures. In addition, the Company maintains borrowing availability with the Federal Home Loan Bank of Cincinnati (“FHLB”) approximating $79,165 at March 31, 2004. The Company also maintains federal funds lines of credit totaling $80,900 at seven correspondent banks of which $80,900 was available at March 31, 2004. The Company believes it has sufficient liquidity to satisfy its current operating needs.

     For the three months ended March 31, 2004, operating activities of the Company provided $7,241 of cash flows. Net income of $2,852 adjusted for non-cash operating activities, including $1,523 in provision for loan losses, depreciation and amortization, including premium amortization on securities, net of accretion of $727 and the net changes in accrued interest receivable and other assets and in accrued interest payable and other liabilities in the amounts of $1,448 and $709, respectively, comprised the majority of the cash generated from operations. The cash flows provided by the proceeds from sales of mortgage loans were essentially equal to the cash flows used by the originations of mortgage loans held for sale.

     The Company’s net increase in held-to-maturity loans originated, net of principal collected, used $34,304 in cash flows and was the primary component of the $29,552 in net cash used in investing activities. Offsetting, in part, this use of cash flows were the net changes in securities and other interest-earning investments and in improvements to other real estate and proceeds from sales of other real estate owned, net, in the amounts of $4,766 and $1,208, respectively.

     The net increase in deposits and repurchase agreements provided $25,232 and $3,701 in cash flows, respectively. Offsetting, in part, these increases in cash flows were the $9,284 decrease in notes payable, net and quarterly dividends paid in the amount of $919. The $9,284 decrease in notes payable, net, reflects the Company’s payoff of a short-term FHLB advance in early 2004.

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

     Shareholders’ equity on March 31, 2004 was $103,924, an increase of $1,989, or 1.95%, from $101,935 on December 31, 2003. The increase in shareholders’ equity primarily reflected net income for the three months ended March 31, 2004 of $2,852 ($.37 per share, assuming dilution). This increase was offset by quarterly dividend payments during the three months ended March 31, 2004 totaling $919 ($0.12 per share).

     On September 18, 2002 the Company announced that its Board of Directors had authorized the repurchase of up to $2,000 of the Company’s outstanding shares of common stock beginning in October 2002 and the repurchase plan was renewed by the Board of Directors in September 2003. The repurchase plan is dependent upon market conditions and there is no guarantee as to the exact number of shares to be repurchased by the Company. The plan will be in effect until the earlier of October 2004 or until the total authorized amount is repurchased. As of March 31, 2004, the Company had not repurchased any shares.

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

     Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (the “FRB”) and the Federal Deposit Insurance Corporation require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of shareholders’ equity, less goodwill). At March 31, 2004, the Company and the Bank each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements.

CAPITAL RATIOS AT MARCH 31, 2004

	Required
	Minimum
	Ratio	Bank	Company
Tier 1 risk-based capital	4.00%	9.68%	9.66%
Total risk-based capital	8.00%	10.93%	10.91%
Leverage Ratio	4.00%	8.53%	8.50%

     On September 25, 2003, the Company issued $10,310 of subordinated debentures, as part of a privately placed pool of trust preferred securities. The securities, due in 2033, bear interest at a floating rate of 2.85% above the three-month LIBOR rate, reset quarterly, and are callable in five years without penalty. The Company used the proceeds of the offering to support its acquisition of IBC. Further, the capital raised from the offering currently qualifies as Tier I capital for regulatory purposes and, while the Company fully expects this offering to qualify as Tier 1 regulatory capital, up to a maximum of 25% of such capital, and has been notified by its primary regulator that the substance and result of the transaction should so qualify, no regulator of the Company or the Bank has concluded an examination of the Company or the Bank since the trust preferred securities offering was completed. Further, no regulator of the Company or the Bank has rendered an opinion as to the completeness and technical content of the underlying documents of the offering.

     Further, the impact of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”) and its revisions (“FIN 46R”) as they relate to the accounting for trust preferred securities is under review by the FRB and is considered in the FRB’s proposed rules discussed below. FIN 46 and FIN 46R concluded that the trust issuing the securities cannot be consolidated with the Company for financial reporting purposes. It is believed that it is this consolidation of the trust into the Company’s financial statements that gives rise to the trust preferred securities being classified as minority interests and, therefore, eligible for Tier 1 regulatory capital treatment. Prior to the release of the proposed rules, no decision has been made by the FRB with respect to the applicability of FIN 46 to the capital treatment of trust preferred securities, and the current guidance remains in effect. However, if the FRB were to disallow the eligibility of trust preferred securities for Tier 1 regulatory capital treatment, there would be a reduction in the Company’s consolidated capital ratios and the Company may not remain “well capitalized”, with respect to total risk-based capital, under FRB guidelines. However, the Bank would remain “well capitalized”, with respect to all capital ratios, as a result of the push down accounting transaction associated with the IBC acquisition.

     On May 6, 2004, the FRB issued proposed rules regarding the continued inclusion of trust preferred securities in the tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. As mentioned above, the proposed rules also considered the impact of FIN 46 and FIN 46R, and the related accounting treatment for trust preferred securities, on the inclusion of trust preferred securities as tier 1 capital. The Company is currently reviewing the proposed rules and their effect on the Company’s trust preferred securities and related capital treatment.

Off-Balance Sheet Arrangements

     At March 31, 2004, the Company had outstanding unused lines of credit and standby letters of credit totaling $184,055 and unfunded loan commitments outstanding of $8,492. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or, on a short-term basis, to borrow from the FHLB and/or purchase Federal funds from other financial institutions. At March 31, 2004, the Company had accommodations with upstream correspondent banks for unsecured Federal funds lines. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about the Company’s commitments as of March 31, 2004, which by their terms have contractual maturity dates subsequent to March 31, 2004:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Commitments to make loans – fixed	$3,518	$—	$—	$—	$3,518
Commitments to make loans – variable	4,974	—	—	—	4,974
Unused lines of credit	114,884	13,104	1,867	34,720	164,575
Letters of credit	5,943	10,737	2,800	—	19,480

Total	$129,319	$23,841	$4,667	$34,720	$192,547

Disclosure of Contractual Obligations

     In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes the Company’s significant fixed and determinable contractual obligations as of March 31, 2004:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Deposits without a stated maturity	$452,388	$—	$—	$—	$452,388
Certificate of deposits	405,360	68,709	5,651	239	479,959
Repurchase agreements	16,597	—	—	—	16,597
FHLB advances and notes payable	133	2,093	5,288	46,232	53,746
Subordinated debentures	—	—	—	10,310	10,310
Operating lease obligations	512	711	394	258	1,875
Deferred compensation	—	—	—	1,050	1,050
Purchase obligations	320	—	—	—	320

Total	$875,310	$71,513	$11,333	$58,089	$1,016,245

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

Changes in Results of Operations

     Net income. Net income for the three months ended March 31, 2004 was $2,852, as compared to $2,618 for the same period in 2003. This increase of $234, or 8.94%, resulted primarily from a $2,075, or 21.16%, increase in net interest income resulting principally from increased volume of interest-earning assets. In addition, the Company’s non-interest income increased $370, or 13.58%, from $2,724 for the three months ended March 31, 2003 to $3,094 for the same period of 2004, primarily reflecting additional fees from deposit-related products. Offsetting these increases, in part, was a $397, or 35.26%, increase in the provision for loan losses from $1,126 for the three months ended March 31, 2003 to $1,523 for the same period of 2004, reflecting primarily higher loan balances and net chargeoffs in the Bank in the quarter ended March 31, 2004 compared to the same period in 2003. In addition, total non-interest expense increased $1,719, or 23.77%, from $7,232 for the three months ended March 31, 2003 to $8,951 for the same period of 2004, reflecting increases in all categories primarily as a result of the IBC acquisition.

     Net Interest Income. The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of interest-earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. During the three months ended March 31, 2004, net interest income was $11,880, as compared to $9,805 for the same period in 2003, representing an increase of 21.16%. While the Company’s average balances of interest-earning assets increased more than the average balances of interest-bearing liabilities in the three months ended March 31, 2004, as compared to the same quarter in 2003, thus enhancing net interest income, such increase was offset, in part, by the reduction in yield on these interest-earning assets which exceeded the decrease in cost on interest-bearing liabilities. Nevertheless, the Company experienced a substantial increase in net interest income, as noted above, in the three months ended March 31, 2004 as compared to the same quarter in 2003. While the Company’s net interest margin decreased in the three months ended March 31, 2004 as compared to the same period in 2003 (from 4.87% to 4.68%), the Company’s net interest margin for the three months ended March 31, 2004 increased slightly from the quarter ended December 31, 2003 (from 4.65% to 4.68%), as the Company managed liability costs down sufficiently to more than compensate for the decline in yields on interest-earning assets. The Company believes its net interest margin will resume compression if interest rates continue to decline; however, if interest rates begin to rise, based on the Company’s asset-sensitive interest rate risk position and its current mix of interest-earning assets and interest-bearing liabilities, the Company believes its net interest margin will continue to increase. Management believes that the Company’s net interest margin may even resume its decline slightly even if interest rates remain stable, as certain adjustable-rate loans continue to reprice downward in conjunction with the Company’s inability to further lower deposit rates; however, assuming (a) stable short-term interest rates, (b) no significant change in the yield curve, (c) moderate annualized loan growth at a rate of roughly seven to eight percent, and (d) continued growth in low cost and total deposits, the Company foresees stability in its net interest margin.

     Provision for Loan Losses. During the three months ended March 31, 2004, loan charge-offs were $1,580 and recoveries of charged-off loans were $413. The Company’s provision for loan losses increased by $397, or 35.26%, to $1,523 for the three months ended March 31, 2004 as compared to $1,126 for the same period in 2003. The Company’s allowance for loan losses increased by $356 to $14,920 at March 31, 2004 from $14,564 at December 31, 2003, with the ratio of the allowance for loan losses to total loans remaining essentially constant from period to period. As of March 31, 2004, indicators of credit quality, as discussed below are, mixed compared to December 31, 2003. The ratio of allowance for loan losses to nonperforming assets was 169.03% and 166.35% at March 31, 2004 and December 31, 2003, respectively, and the ratio of nonperforming assets to total assets was .78% and .79% at March 31, 2004 and December 31, 2003, respectively. The ratio of nonperforming loans to total loans, excluding loans held for sale, was .52% and .47% at March 31, 2004 and December 31, 2003, respectively. The slight increase in the ratio of nonperforming loans to total loans was primarily due to one commercial real estate loan in the amount of approximately $460 that was 90 days past due but still accruing at quarter-end. The loan has since been paid in full.

     The Company’s annualized net charge-offs for the three months ended March 31, 2004 were $4,668 compared to actual net charge-offs of $5,137 for the year ended December 31, 2003. Annualized net charge-offs as a percentage of average loans improved from .59% for the three months ended March 31, 2003 to .48% for the three months ended March 31, 2004. Net charge-offs as a percentage of average loans were .64% for the year ended December 31, 2003. Annualized net charge-offs in Superior Financial for the three months ended March 31, 2004 were $745 compared to actual net charge-offs of $1,070 for the year ended December 31, 2003. Annualized net charge-offs in the Bank for the three months ended March 31, 2004 were $2,617 compared to actual net charge-offs of $2,652 for the year ended December 31, 2003. Annualized net charge-offs in GCB Acceptance for the three months ended March 31, 2004 were $1,302 compared to actual net charge-offs of $1,415 for the year ended December 31, 2003. At this point, management believes that total charge-offs for 2004 in Superior Financial and GBC Acceptance will slightly improve compared to 2003 charge-offs based on an improving economy and asset quality trends.

     Based on the Company’s allowance for loan loss calculation, and more specifically, the collateral values underlying nonperforming assets, management believes the allowance for loan losses is adequate at March 31, 2004.

Management anticipates that the provision for loan losses during the second quarter of 2004 will be consistent with the first quarter of 2004 and also anticipates that the provision for loan losses for the entire year of 2004 may be less than the provision for 2003 if indicators of credit quality continue to stabilize. However, the provision for loan losses could increase for the entire year of 2004, as compared to 2003, if the Company’s loan growth continues at the rate experienced in the quarter ended March 31, 2004.

     Non-Interest Income. Income that is not related to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important supplement to the traditional method of earning income through interest rate spreads.

     Total non-interest income for the three months ended March 31, 2004 was $3,094, as compared to $2,724 for the same period in 2003. Service charges, commissions and fees remain the largest component of total non-interest income and increased from $2,095 for the three months ended March 31, 2003 to $2,395 for the same period in 2004. This increase primarily reflects additional fees from deposit-related products.

     Non-Interest Expense. Control of non-interest expense also is an important aspect in enhancing income. Non-interest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total non-interest expense was $8,951 for the three months ended March 31, 2004 compared to $7,232 for the same period in 2003. The $1,719, or 23.77%, increase in total non-interest expense for the three months ended March 31, 2004 compared to the same period of 2003 reflects increases in all categories primarily as a result of the IBC acquisition.

     Personnel costs are the primary element of the Company’s non-interest expenses. For the three months ended March 31, 2004, salaries and benefits represented $4,707, or 52.58%, of total non-interest expense. This was an increase of $502, or 11.94%, from the $4,205 for the three months ended March 31, 2003. The Company had 50 branches at March 31, 2004 and December 31, 2003, as compared to 43 at March 31, 2003, and the number of full-time equivalent employees in creased 16.1% from 385 at March 31, 2003 to 447 at March 31, 2004.

     Primarily as a result of this overall increase in non-interest expense, the Company’s efficiency ratio was negatively affected, as the ratio increased from 57.72% at March 31, 2003 to 59.78% at March 31, 2004. Compression of net interest margin also contributed to the decline in efficiency. The efficiency ratio illustrates how much it cost the Company to generate revenue; for example, it cost the Company 59.78 cents to generate one dollar of revenue for the three months ended March 31, 2004.

Changes in Financial Condition

     Total assets at March 31, 2004 were $1,130,869, an increase of $22,347, or 2.02%, from total assets of $1,108,522 at December 31, 2003. The increase in assets was primarily reflective of the $32,057, or 3.42%, increase, as reflected on the Condensed Consolidated Balance Sheets, in net loans, excluding loans held for sale, and was funded primarily by the $25,232, or 2.8%, increase in deposits and the $3,999 decrease in securities available for sale, as the Company continued deposit promotional programs, as well as shifting some of its liquidity into higher-yielding loans, during the quarter ended March 31, 2004. The $3,701 increase in repurchase agreements also provided a funding source for the loan growth, but was more than offset by the $9,284 decrease in notes payable, as the Company elected to pay off a short-term FHLB advance in order to enhance its net interest margin.

     At March 31, 2004, loans, net of unearned income and allowance for loan losses, were $969,718 compared to $937,661 at December 31, 2003, an increase of $32,057, or 3.4%, from December 31, 2003. The increase in loans during the first three months of 2003 primarily reflects an increase in commercial real estate loans and residential real estate loans. Non-performing loans include non-accrual loans and loans 90 or more days past due. All loans that are 90 days past due are considered non-accrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Non-accrual loans that are 120 days past due without assurance of repayment are charged off against the allowance for loan losses. The Company has aggressive collection practices in which senior management is heavily involved. Nonaccrual loans and loans past due 90 days and still accruing increased by $634, or 14.00%, during the three months ended March 31, 2004 to $5,163. The increase is mainly attributable to the one commercial real estate relationship, discussed in the earlier section entitled “Provision for Loan Losses”, which was paid off subsequent to March 31, 2004. At March 31, 2004, the ratio of the Company’s allowance for loan losses to non-performing assets (which include non-accrual loans) was 169.03%.

     The Company maintains an investment portfolio to provide liquidity and earnings. Investments at March 31, 2004 with an amortized cost of $33,748 had a market value of $34,326. At year-end 2003, investments with an amortized cost of $38,531 had a market value of $39,045. This decrease consists primarily of the excess of called short-term agency securities over the reinvested proceeds.

Effect of New Accounting Standards

     In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. Public entities, other than small business issuers, must apply FIN 46R no later than the end of the first reporting period ending after March 15, 2004. The Company adopted both FIN 46 and FIN 46R in the prior year, which resulted in the deconsolidation of the Company’s trust preferred subsidiary, resulting in a subordinated debentures long term liability of $10,310,000 and an increase in other assets of $310,000 for the Company’s investment in the entity.

     The trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in FRB regulatory reports as a minority interest in a consolidated subsidiary. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On July 2, 2003, the FRB issued a letter, SR 03-13, stating that notwithstanding FIN 46, trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. There can be no assurance that the FRB will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. In the event of a disallowance, there would be a reduction in the Company’s consolidated capital ratios and the Company may not remain “well capitalized”, with respect to total risk-based capital, under FRB guidelines. However, the Bank would remain “well capitalized”, with respect to all capital ratios, as a result of the push down accounting transaction associated with the IBC acquisition.

     As discussed above, on May 6, 2004, the FRB issued proposed rules regarding the treatment of trust preferred securities as regulatory capital. The Company is currently reviewing the proposed rules and their effect on the Company’s trust preferred securities and related capital treatment.

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements were also required in the interim and annual financial statements. The Company adopted FIN 45 in relation to fees charged on atand-by letters of credit. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities (Statement 149). Statement 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, Statement 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to language used in FIN 45 and amends certain other existing pronouncements. Statement 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, with some exceptions, all provisions of Statement 149 should be applied prospectively. The adoption of Statement 149 did not have a material impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified by the Company after May 31, 2003, and was effective at the beginning of the first interim period beginning after June 15, 2003. However, the FASB has deferred indefinitely the classification and measurement provisions as they related to certain mandatorily redeemable noncontrolling interests. The adoption of Statement 150 did not have a material impact on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company’s December 31, 2003 Form 10-K. No material changes in the assumptions used or results obtained from the model have occurred since December 31, 2003.

     Actual results for the year ending December 31, 2004 will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies.

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

Changes in Internal Controls

     There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     The Bank is a party to the lawsuit styled Jimmy Holland Boyd and Spring City & Co. v. Town of Jonesborough, Tennessee, et al. Court No.:2:04-CV-71, now pending in the United States District Court for the Eastern District of Tennessee, Greeneville Division. The plaintiff alleges, among other claims, that the Bank, along with the other defendants, violated his civil rights in connection with the repossession of certain collateral of a Bank borrower in default on its loan. The collateral was then in the possession of plaintiff who claims to have had an agreement with the borrower which entitled plaintiff to the collateral. When the Bank attempted repossession, plaintiff disputed the Bank’s rights to the collateral and was thereafter arrested. The plaintiff seeks from the defendants, jointly and severally, compensatory damages of not less than $10 million and punitive damages of not less than the greater of $10 million or 5% of the net worth of all defendants and the Bank.

     The Bank intends to vigorously defend this lawsuit and the Company does not believe it will have a material adverse effect on the Company’s results of operations.

     The Company and its subsidiaries are also subject to other claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company’s results of operations.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     None.

Item 3.	Defaults upon Senior Securities

     None.

Item 4.	Submission of Matters to a Vote of Security Holders

     None

Item 5.	Other Information

     None.

Item 6.	Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit No. 31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No. 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

On January 28, 2004, the Company furnished a Current Report on Form 8-K pursuant to Item 7, Item 9 and Item 12 announcing the Company’s financial results for the fourth quarter and year ended December 31, 2003.

On March 15, 2004, the Company filed an Amendment to Current Report on Form 8-K/A pursuant to Item 4, amending its Current Report on Form 8-K dated November 24, 2003 announcing the Company’s determination to engage Dixon Hughes PLLC as the Company’s independent auditor for the fiscal year ending December 31, 2004 and dismissal of Crowe Chizek and Company LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Greene County Bancshares, Inc. Registrant
Date: May 7, 2004	By:	/s/ R. Stan Puckett R. Stan Puckett Chairman of the Board and Chief Executive Officer (Duly authorized representative)
Date: May 7, 2004		/s/ William F. Richmond William F. Richmond Senior Vice President, Chief Financial Officer (Principal financial and accounting officer) and Assistant Secretary