Form 10-Q
period 2004-06-30
GREENE COUNTY BANCSHARES INC
filed 2004-08-06
CIK 764402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 6, 2004, the number of shares outstanding of the issuer’s common stock was: 7,644,400.

PART 1 – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

GREENE COUNTY BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2004 and December 31, 2003

(Dollar amounts in thousands, except share and per share data)

	(Unaudited) June 30, 2004	December 31, 2003*
ASSETS
Cash and due from banks	$32,033	$36,087
Federal funds sold	2,412	5,254
Securities available for sale	27,461	33,199
Securities held to maturity (with a market value of $4,682 and $5,846)	4,582	5,632
FHLB, Bankers Bank and other stock, at cost	6,097	5,992
Loans held for sale	2,979	3,546
Loans	984,882	952,225
Less: Allowance for loan losses	(14,905)	(14,564)
Net loans	969,977	937,661
Premises and equipment, net	34,885	33,886
Goodwill and other intangible assets	20,661	20,970
Other assets	23,915	26,295
Total assets	$1,125,002	$1,108,522

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$884,014	$907,115
Repurchase agreements	14,532	12,896
Notes payable	96,662	63,030
Subordinated debentures	10,310	10,310
Accrued interest payable and other liabilities	13,975	13,236
Total liabilities	1,019,493	1,006,587

Shareholders’ equity
Common stock: $2 par, 15,000,000 shares authorized, 7,644,400 and 7,659,929 shares outstanding	15,289	15,320
Additional paid-in capital	24,116	24,482
Retained earnings	66,237	61,947
Accumulated other comprehensive income (loss)	(133)	186
Total shareholders’ equity	105,509	101,935

Total liabilities and shareholders’ equity	$1,125,002	$1,108,522

* Derived from audited consolidated financial statements.

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Three and Six Months Ended June 30, 2004 and 2003

(Dollar amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)

Interest income
Interest and fees on loans	$15,522	$13,721	$31,047	$27,339
Investment securities	339	318	725	644
Federal funds sold and interest-earning deposits	8	43	27	99
	15,869	14,082	31,799	28,082

Interest expense
Deposits	3,006	3,276	6,192	6,754
Borrowings	880	753	1,744	1,470
	3,886	4,029	7,936	8,224

Net interest income	11,983	10,053	23,863	19,858

Provision for loan losses	1,162	1,729	2,685	2,855

Net interest income after provision for loan losses	10,821	8,324	21,178	17,003

Noninterest income
Service charges and fees	2,518	2,436	4,913	4,531
Other	552	461	1,251	1,090
	3,070	2,897	6,164	5,621

Noninterest expense
Salaries and employee benefits	4,464	3,884	9,171	8,089
Occupancy and furniture and equipment expense	1,462	1,124	2,951	2,173
Other	2,648	2,684	5,403	4,662
	8,574	7,692	17,525	14,924

Income before income taxes	5,317	3,529	9,817	7,700

Provision for income taxes	2,042	1,228	3,690	2,781

Net income	$3,275	$2,301	$6,127	$4,919

Comprehensive income	$2,935	$2,299	$5,808	$4,996

Per share of common stock:
Basic earnings	$0.43	$0.34	$0.80	$0.72
Diluted earnings	0.42	0.33	0.79	0.71
Dividends	0.12	0.12	0.24	0.24

Weighted average shares outstanding:
Basic	7,656,832	6,822,235	7,661,593	6,821,392
Diluted	7,713,966	6,905,852	7,720,365	6,905,437

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For Six Months Ended June 30, 2004

(Dollar amounts in thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income (loss)	Total Share- holders’ Equity

Balance, January 1, 2004	$15,320	$24,482	$61,947	$186	$101,935

Common stock transactions:
Issuance of 10,171 shares under stock option plan	20	117	—	—	137
Repurchase of common stock, 25,700 shares	(51)	(487)	—	—	(538)
Tax benefit from exercise of nonincentive stock options	4	4
Dividends ($.24 per share)	—	—	(1,837)	—	(1,837)
Comprehensive income:
Net income	—	—	6,127	—	6,127
Change in unrealized gains (losses), net of reclassification and taxes	—	—	—	(319)	(319)
Total comprehensive income					5,808

Balance, June 30, 2004	$15,289	$24,116	$66,237	$(133)	$105,509

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2004 and 2003

(Dollar amounts in thousands, except share and per share data)

	June 30, 2004	June 30, 2003
	(Unaudited)

Cash flows from operating activities
Net income	$6,127	$4,919
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	2,685	2,855
Depreciation and amortization	1,499	961
Security amortization and accretion, net	47	81
FHLB stock dividends	(105)	(92)
Net gain on sale of mortgage loans	(243)	(607)
Originations of mortgage loans held for sale	(25,516)	(44,474)
Proceeds from sales of mortgage loans	26,326	46,555
Net losses from sales of fixed assets	46	—
Net loss on OREO and repossessed assets	132	185
Net changes:
Other assets	2,154	1,052
Accrued interest payable and other liabilities	743	(400)
Net cash from operating activities	13,895	11,035

Cash flows from investing activities
Net change in securities and other interest-earning investments	6,226	(9,355)
Increase in cash surrender value of life insurance	(243)	(458)
Net increase in loans	(36,213)	(29,138)
Improvements to other real estate and proceeds from sales of other real estate owned, net	1,746	3,483
Proceeds from sale of fixed assets and fixed asset additions, net	(2,235)	(1,599)
Net cash used in investing activities	(30,719)	(37,067)

Cash flows from financing activities
Net change in deposits	(23,101)	(14,413)
Net change in repurchase agreements	1,635	16,404
Net change in notes payable	33,632	4,717
Dividends paid	(1,837)	(1,637)
Proceeds from issuance of common stock	137	37
Repurchase of common stock	(538)	—
Net cash from financing activities	9,928	5,108

Net change in cash and cash equivalents	(6,896)	(20,924)

Cash and cash equivalents, beginning of year	41,341	62,959

Cash and cash equivalents, end of period	$34,445	$42,035

Supplemental disclosures – cash and noncash
Interest paid	$7,715	$8,078
Income taxes paid	2,570	2,960
Loans transferred to other real estate	1,516	3,907
Unrealized gain (loss) on available for sale securities, net of tax	(319)	77

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

Unaudited

(Dollar amounts in thousands, except share and per share data)

NOTE 1 – PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements of Greene County Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Greene County Bank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain amounts from prior period financial statements have been reclassified to conform to the current year’s presentation.

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

The shareholders of the Company approved, at their annual meeting on April 22, 2004, the Greene County Bancshares, Inc. 2004 Long-Term Incentive Plan (the “Plan”), for the purpose of attracting, retaining and motivating employees, officers and directors of the Company and to provide incentives and awards for superior performance.  The Plan reserved 500,000 shares of common stock for issuance.  No options have yet been granted under the Plan.

The following disclosures show the effect on income and earnings per share had the options’ fair value been recorded using the Black-Scholes model.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income:
As reported	$3,275	$2,301	$6,127	$4,919
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of tax	(37)	(28)	(75)	(57)

Pro forma	$3,238	$2,273	$6,052	$4,862

Earnings per common share:
As reported	$0.43	$0.34	$0.80	$0.72
Pro forma	$0.42	$0.33	$0.78	$0.71

Diluted earnings per common share:
As reported	$0.42	$0.33	$0.79	$0.71
Pro forma	$0.42	$0.32	$0.78	$0.70

NOTE 3 – ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses for the six months ended June 30, 2004 and twelve months ended December 31, 2003 were as follows:

	June 30, 2004	December 31, 2003

Balance at beginning of year	$14,564	$12,586
Add (deduct):
Reserve acquired in acquisition	—	1,340
Provision	2,685	5,775
Loans charged off	(3,238)	(6,797)
Recoveries of loans charged off	894	1,660
Ending balance	$14,905	$14,564

	June 30, 2004	December 31, 2003

Loans past due 90 days still on accrual	$1,222	$224
Nonaccrual loans	4,638	4,305
Total	$5,860	$4,529

NOTE 4 – EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Stock options are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the three and six months ended June 30, 2004, 144,165 options are excluded from the effect of dilutive securities because they are anti-dilutive; 70,105 options are similarly excluded from the effect of dilutive securities for the three and six months ended June 30, 2003.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,
	2004		2003
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)

Basic EPS
Income available to common shareholders	$3,275	7,656,832	$2,301	6,822,235

Effect of dilutive securities
Stock options outstanding	—	57,134	—	83,617

Diluted EPS
Income available to common shareholders plus assumed conversions	$3,275	7,713,966	$2,301	6,905,852

	Six Months Ended June 30,
	2004		2003
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)

Basic EPS
Income available to common shareholders	$6,127	7,661,593	$4,919	6,821,392

Effect of dilutive securities
Stock options outstanding	—	58,772	—	84,045

Diluted EPS
Income available to common shareholders plus assumed conversions	$6,127	7,720,365	$4,919	6,905,437

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

Segment performance is evaluated using net interest income and noninterest income. Income taxes are allocated based on income before income taxes, and indirect expenses (including management fees) are allocated based on time spent for each segment. Transactions among segments are made at fair value. Information reported internally for performance assessment follows.

Three months ended June 30, 2004	Bank	Other	Total

Net interest income	$10,504	$1,479	$11,983
Provision for loan losses	783	379	1,162
Noninterest income	2,862	208	3,070
Noninterest expense	7,426	1,148	8,574
Income tax expense	1,975	67	2,042
Segment profit	$3,182	$93	$3,275

Segment assets at June 30, 2004	$1,091,329	$33,673	$1,125,002

Three months ended June 30, 2003	Bank	Other	Total

Net interest income	$8,437	$1,616	$10,053
Provision for loan losses	1,181	548	1,729
Noninterest income	2,558	339	2,897
Noninterest expense	6,457	1,235	7,692
Income tax expense	1,160	68	1,228
Segment profit	$2,197	$104	$2,301

Segment assets at June 30, 2003	$873,846	$35,255	$909,101

Six months ended June 30, 2004	Bank	Other	Total

Net interest income	$20,898	$2,965	$23,863
Provision for loan losses	1,836	849	2,685
Noninterest income	5,574	590	6,164
Noninterest expense	15,203	2,322	17,525
Income tax expense	3,577	113	3,690
Segment profit	$5,856	$271	$6,127

Six months ended June 30, 2003	Bank	Other	Total

Net interest income	$16,623	$3,235	$19,858
Provision for loan losses	1,766	1,089	2,855
Noninterest income	4,883	738	5,621
Noninterest expense	12,500	2,424	14,924
Income tax expense	2,622	159	2,781
Segment profit	$4,618	$301	$4,919

Asset Quality Ratios

As of and for the period ended June 30, 2004	Bank	Other	Total

Nonperforming loans as a percentage of total loans	0.52%	1.66%	0.59%
Nonperforming assets as a percentage of total assets	0.74%	3.23%	0.84%
Allowance for loan losses as a percentage of total loans	1.24%	6.38%	1.50%
Allowance for loan losses as a percentage of nonperforming assets	145.65%	254.45%	158.23%
Annualized net charge-offs to average total loans, net of unearned interest	0.29%	4.21%	0.48%

As of and for the period ended June 30, 2003	Bank	Other	Total

Nonperforming loans as a percentage of total loans	0.49%	1.82%	0.59%
Nonperforming assets as a percentage of total assets	0.95%	3.94%	1.10%
Allowance for loan losses as a percentage of total loans	1.19%	7.24%	1.58%
Allowance for loan losses as a percentage of nonperforming assets	106.19%	234.34%	123.97%
Annualized net charge-offs to average total loans, net of unearned interest	0.44%	5.91%	0.79%

As of and for the period ended December 31, 2003	Bank	Other	Total

Nonperforming loans as a percentage of total loans	0.40%	1.64%	0.47%
Nonperforming assets as a percentage of total assets	0.68%	3.38%	0.79%
Allowance for loan losses as a percentage of total loans	1.24%	6.45%	1.51%
Allowance for loan losses as a percentage of nonperforming assets	154.91%	239.41%	166.35%
Net charge-offs to average total loans, net of unearned interest	0.33%	5.53%	0.64%

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill was no longer amortized starting in 2002; however, it is periodically evaluated for impairment and no impairment was recognized during the first six months of 2004.

The change in the carrying amount of goodwill for the six months ended June 30, 2004 is as follows:

Beginning of year	$15,885
Goodwill from acquisition during the quarter	—
End of quarter	$15,885

Core deposit and other intangibles

Other intangible assets consist of core deposit intangibles arising from whole bank and branch acquisitions.  They are initially measured at fair value and then are amortized on a straight-line method over their estimated useful lives, which is 10 years.

Core deposit intangibles had a gross carrying amount of $6,367 for the period ended June 30, 2004 and the year ended December 31, 2003 and accumulated amortization of $1,590 and $1,282 for the same periods, respectively.  Aggregate amortization expense for the three and six months ended June 30, 2004 was $154 and $308, respectively. Annual estimated amortization expense for the next five years is:

2004	$616
2005	616
2006	506
2007	506
2008	506
Total	$2,750

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including all documents incorporated herein by reference, contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission (“SEC”) or otherwise. The words “believe”, “expect”, “seek”, and “intend” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made.  The use of “annualized” information, which extrapolates six months actual financial results to the full year 2004, is also forward-looking.  Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Company, as well as assumptions relating to the foregoing. The Company’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including, but not limited to (1) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (2) lack of sustained growth in the economy in the markets that the Bank serves; (3) increased competition with other financial institutions in the markets that the Bank serves; (4) changes in the legislative and regulatory environment; and (5) the loss of key personnel.

Presentation of Amounts

All dollar amounts set forth below, other than share and per-share amounts, as well as percentages, are in thousands unless otherwise noted.

General

Greene County Bancshares, Inc. (the “Company”) is the bank holding company for Greene County Bank (the “Bank”), a Tennessee-chartered commercial bank that conducts the principal business of the Company. In addition to its commercial banking operations, the Bank conducts separate businesses through its three wholly-owned subsidiaries: Superior Financial Services, Inc. (“Superior Financial”), a consumer finance company; GCB Acceptance Corporation (“GCB Acceptance”), a subprime automobile lending company; and Fairway Title Co., a title company formed in 1998. The Bank also operates a mortgage banking operation which has its main office in Knox County, Tennessee and this operation also has representatives located throughout the Company’s branch system.

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

Growth and Business Strategy

The Company expects that, over the intermediate term, its growth from mergers and acquisitions, including acquisitions of both entire financial institutions and selected branches of financial institutions, will continue.  With respect to the acquisition of entire financial institutions, the Company is focusing on institutions with assets between $100 million and $400 million.  De novo branching is also expected to be a method of growth, particularly in high-growth and other demographically-desirable markets.

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

Overview

The Company’s results of operations for the second quarter and year-to-date period ended June 30, 2004, compared to the same periods in 2003, reflected a significant increase in net interest income due, in part, to the November 2003 acquisition of IBC in Middle Tennessee, which added seven branch offices, as well as growth in other key markets, most notably in Blount County and Knoxville, Tennessee.  Because of this growth and the associated increase in interest-earning assets, along with improving asset quality, the Company experienced a substantial rise in net income and earnings per share for the quarter versus the same period last year.

The Company’s non-interest income also increased for the three and six months ended June 30, 2004, as compared to the comparable periods in 2003, however, the stabilization and subsequent rising mortgage interest rate environment during the quarter ended June 30, 2004 negatively impacted the Company’s gains on sales of loans, as well as commissions and fees in the Company’s mortgage division as the Company’s mortgage originations slowed.

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

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and the fair value of financial instruments and other accounts.  Based on management’s calculation, an allowance of $14,905, or 1.50%, of total loans was an adequate estimate of losses within the loan portfolio as of June 30, 2004.  This estimate resulted in a provision for loan losses on the income statement of $1,162 and $2,685, respectively, for the three and six months ended June 30, 2004.  If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

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

Liquidity and Capital Resources

                Liquidity.  Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s liquid assets include investment securities, federal funds sold and other interest-earning deposits, and cash and due from banks. Including securities pledged to collateralize municipal deposits, these assets represented 7.52% of the total liquidity base at June 30, 2004, as compared to 9.03% at December 31, 2003. The liquidity base is generally defined to include deposits, repurchase agreements, notes payable and subordinated debentures.  In addition, the Company maintains borrowing availability with the Federal Home Loan Bank of Cincinnati (“FHLB”) approximating $42,608 at June 30, 2004. The Company also maintains federal funds lines of credit totaling $98,900 at eight correspondent banks of which $98,900 was available at June 30, 2004. The Company believes it has sufficient liquidity to satisfy its current operating needs.

For the six months ended June 30, 2004, operating activities of the Company provided $13,895 of cash flows. Net income of $6,127 comprised a substantial portion of the cash generated from operations.  Cash flows from operating activities were also positively affected by various non-cash items, including (i) $2,685 in provision for loan losses, (ii) $1,499 of depreciation and amortization, (iii) $2,154 in net changes in other assets and (iv) $743 in net changes in accrued interest payable and other liabilities.  The cash flows provided by the proceeds from sales of mortgage loans were essentially equal to the cash flows used by the originations of mortgage loans held for sale.

The Company’s net increase in loans originated, net of principal collected, used $36,213 in cash flows and was the primary component of the $30,719 in net cash used in investing activities. Offsetting, in part, this use of cash flows were the net changes in securities and other interest-earning investments and in improvements to other real estate and proceeds from sales of other real estate owned, net, in the amounts of $6,226 and $1,746, respectively.

The net increase in notes payable provided $33,632 in cash flows and was the primary component in net cash generated from financing activities in the amount of $9,928, as the Company elected to increase its short-term borrowings from the FHLB to offset the $23,101 decrease in deposits. In addition, dividends paid in the amount of $1,837 further reduced the total net cash provided from financing activities.

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

Shareholders’ equity on June 30, 2004 was $105,509, an increase of $3,574, or 3.51%, from $101,935 on December 31, 2003. The increase in shareholders’ equity primarily reflected net income for the six months ended June 30, 2004 of $6,127 ($0.79 per share, assuming dilution). This increase was offset by quarterly dividend payments during the six months ended June 30, 2004 totaling $1,837 ($0.24 per share).

On September 18, 2002 the Company announced that its Board of Directors had authorized the repurchase of up to $2,000 of the Company’s outstanding shares of common stock beginning in October 2002, and the repurchase plan was renewed by the Board of Directors in September 2003. On June 4, 2004 the Company announced that its Board of Directors had approved an increase in the amount authorized to be repurchased from $2,000 to $5,000. The repurchase plan is dependent upon market conditions and there is no guarantee as to the exact number of shares to be repurchased by the Company.  To date, the Company has purchased 25,700 shares at an aggregate cost of approximately $538 under this program, which is currently set to expire on October 1, 2004 unless renewed by the Board of Directors.

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

Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (the “FRB”) and the Federal Deposit Insurance Corporation (the “FDIC”) require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items.  Under the guidelines, one of four risk weights is applied to the different on-balance sheet items.  Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of shareholders’ equity, less goodwill and other intangible assets and accumulated other comprehensive income). At June 30, 2004, the Company and the Bank each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements.  The capital ratios of the Bank contained within the table below do not differ materially from those of the Company.

CAPITAL RATIOS AT JUNE 30, 2004

	Required Minimum Ratio	Bank
Tier 1 risk-based capital	4.00%	9.92%
Total risk-based capital	8.00%	11.18%
Leverage Ratio	4.00%	8.73%

On September 25, 2003, the Company issued $10,310 of subordinated debentures, as part of a privately placed pool of trust preferred securities.  The securities, due in 2033, bear interest at a floating rate of 2.85% above the three-month LIBOR rate, reset quarterly, and are callable in five years without penalty.  The Company used the proceeds of the offering to support its acquisition of IBC, and the capital raised from the offering qualifies as Tier I capital for regulatory purposes.

On May 6, 2004, the FRB issued proposed rules which would continue to include trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards.  The proposed rules also considered the impact of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”) and its revision (“FIN 46R”), and the related accounting treatment for trust preferred securities, on the inclusion of trust preferred securities as Tier 1 capital.

  The Company has reviewed these proposed rules and believes that they will have no negative effect on the capital treatment of the Company’s existing trust preferred securities. In addition, management believes that these proposed rules will not constrain the Company with respect to the potential issuance of additional trust preferred securities in accordance with the Company’s growth plans and attendant regulatory capital needs.

The FDIC, however, has recently indicated to the FRB that it opposes the continuation of trust preferred securities as Tier 1 regulatory capital. Should the FRB modify its proposed rules to agree with the FDIC’s opposition to the continuation of trust preferred securities as Tier 1 regulatory capital, there would be a reduction in the Company’s consolidated capital ratios and the Company may not remain “well capitalized”, with respect to total risk-based capital, under FRB guidelines.  However, the Bank would remain “well capitalized”, with respect to all capital ratios, as a result of the push down accounting transaction associated with the IBC acquisition. In addition, under such a scenario, the Company’s potential issuance of additional trust preferred securities may well be curtailed or eliminated.  As a result, it may be necessary for the Company to issue additional common stock in association with any future acquisitions, which, among other things, may be more dilutive to earnings per share than if the capital requirements of such acquisitions were funded through the issuance of additional trust preferred securities.

Off-Balance Sheet Arrangements

At June 30, 2004, the Company had outstanding unused lines of credit and standby letters of credit totaling $182,715 and unfunded loan commitments outstanding of $21,299.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or, on a short-term basis, to borrow from the FHLB and/or purchase Federal funds from other financial institutions.  At June 30, 2004, the Company had accommodations with upstream correspondent banks for unsecured Federal funds lines.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.  The following table presents additional information about the Company’s off-balance sheet commitments as of June 30, 2004, which by their terms have contractual maturity dates subsequent to June 30, 2004:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Commitments to make loans – fixed	$5,837	$—	$—	$—	$5,837
Commitments to make loans – variable.	15,462	—	—	—	15,462
Unused lines of credit	108,409	20,698	1,881	32,347	163,335
Letters of credit	6,233	10,347	2,000	800	19,380
Total	$135,941	$31,045	$3,881	$33,147	$204,014

Disclosure of Contractual Obligations

In the ordinary course of operations, the Company enters into certain contractual obligations.  Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment.  The following table summarizes the Company’s significant fixed and determinable contractual obligations as of June 30, 2004:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Deposits without a stated maturity	$432,021	$—	$—	$—	$432,021
Certificate of deposits	384,399	61,815	5,520	259	451,993
Repurchase agreements	14,532	—	—	—	14,532
FHLB advances and notes payable	41,169	2,166	5,355	47,972	96,662
Subordinated debentures	—	—	—	10,310	10,310
Operating lease obligations	445	602	298	246	1,591
Deferred compensation	—	—	—	1,050	1,050
Purchase obligations	157	—	—	—	157
Total	$872,723	$64,583	$11,173	$59,837	$1,008,316

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

Changes in Results of Operations

Net income.  Net income for the three months ended June 30, 2004 was $3,275, as compared to $2,301 for the same period in 2003. This increase of $974, or 42.33%, resulted primarily from a $1,930, or 19.20%, increase in net interest income resulting principally from increased volume of interest-earning assets as a result primarily of the Company’s acquisition of IBC and growth in the Blount County and Knoxville, Tennessee markets.  In addition, the Company’s provision for loan losses decreased $567, or 32.79%, from $1,729 for the three months ended June 30, 2003 to $1,162 for the same period in 2004, reflecting lower net charge-offs throughout the Company in the quarter ended June 30, 2004 compared to the same period in 2003.  Offsetting these increases, in part, was an $882, or 11.47%, increase in total non-interest expense from $7,692 for the three months ended June 30, 2003 to $8,574 for the same period of 2004, reflecting increases in all categories primarily as a result of the IBC acquisition.

Net income for the six months ended June 30, 2004 was $6,127, as compared to $4,919 for the same period in 2003.  The increase of $1,208, or 24.56%, reflects substantially the same trends that existed during the quarter ended June 30, 2004.

Net Interest Income.  The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of interest-earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. During the three months ended June 30, 2004, net interest income was

$11,983, as compared to $10,053 for the same period in 2003, representing an increase of 19.20%. While the Company’s average balances of interest-earning assets increased more than the average balances of interest-bearing liabilities in the three months ended June 30, 2004, as compared to the same quarter in 2003, thus enhancing net interest income, such increase was offset, in part, by the reduction in yield on these interest-earning assets which exceeded the decrease in cost on interest-bearing liabilities.  Nevertheless, the Company experienced a substantial increase in net interest income, as noted above, in the three months ended June 30, 2004 as compared to the same quarter in 2003. While the Company’s net interest margin decreased in the three months ended June 30, 2004 as compared to the same period in 2003 (from 4.92% to 4.69%), the Company’s net interest margin for the three months ended June 30, 2004 was essentially unchanged from the quarter ended March 31, 2004 indicating that the Company’s net interest margin may have stabilized.  The Company believes its net interest margin will resume compression if interest rates decline; however, if interest rates continue to rise, based on the Company’s asset-sensitive interest rate risk position and its current mix of interest-earning assets and interest-bearing liabilities, the Company believes its net interest margin will begin to increase.

For the six months ended June 30, 2004, net interest income increased by $4,005, or 20.17%, to $23,863 from $19,858 for the same period in 2003, and the same trends outlined above with respect to the three months ended June 30, 2004 were observed.

Provision for Loan Losses.  During the three and six months ended June 30, 2004, loan charge-offs were $1,658 and $3,238, respectively, and recoveries of charged-off loans were $481 and $894, respectively. The Company’s provision for loan losses decreased by $567, or 32.79%, and $170, or 5.95%, to $1,162 and $2,685 for the three and six months ended June 30, 2004, respectively, as compared to $1,729 and $2,855 for the same periods in 2003. The Company’s allowance for loan losses increased by $341 to $14,905 at June 30, 2004 from $14,564 at December 31, 2003, with the ratio of the allowance for loan losses to total loans remaining essentially constant from period to period.  As of June 30, 2004, indicators of credit quality, as discussed below, are mixed compared to December 31, 2003 but generally improved compared to June 30, 2003. The ratio of allowance for loan losses to nonperforming assets was 158.23%, 166.35% and 123.97% at June 30, 2004, December 31, 2003 and June 30, 2003, respectively, and the ratio of nonperforming assets to total assets was 0.84%, 0.79% and 1.10% at June 30, 2004, December 31, 2003 and June 30, 2003, respectively. The ratio of nonperforming loans to total loans, excluding loans held for sale, was 0.59%, 0.47% and 0.59% at June 30, 2004, December 31, 2003 and June 30, 2003, respectively.  Within the Bank, the Company’s largest subsidiary, the ratio of nonperforming assets to total assets was 0.74%, 0.68% and 0.95% at June 30, 2004, December 31, 2003 and June 30, 2003, respectively.  The slight increase in the ratio of nonperforming loans to total loans at June 30, 2004, compared to December 31, 2003, was primarily due to one commercial loan secured by real estate in the amount of approximately $722.

The Company’s annualized net charge-offs for the six months ended June 30, 2004 were $4,688 compared to actual net charge-offs of $5,137 for the year ended December 31, 2003.  Annualized net charge-offs as a percentage of average loans improved from 0.79% for the six months ended June 30, 2003 to 0.48% for the six months ended June 30, 2004.  Net charge-offs as a percentage of average loans were 0.64% for the year ended December 31, 2003.  Within the Bank, annualized net charge-offs as a percentage of average loans fell from 0.44% for the six months ended June 30, 2003 to 0.29% for the same period in 2004. Net charge-offs within the Bank, as a percentage of average loans, were 0.33% for the year ended December 31, 2003.  Annualized net charge-offs in Superior Financial for the six months ended June 30, 2004 were $626 compared to actual net charge-offs of $1,070 for the year ended December 31, 2003. Annualized net charge-offs in the Bank for the six months ended June 30, 2004 were $2,858 compared to actual net charge-offs of $2,652 for the year ended December 31, 2003. Annualized net charge-offs in GCB Acceptance for the six months ended June 30, 2004 were $1,204 compared to actual net charge-offs of $1,415 for the year ended December 31, 2003. At this point, management believes that total charge-offs for 2004 in Superior Financial and GBC Acceptance will slightly improve compared to 2003 charge-offs based on an improving economy and asset quality trends.

Based on the Company’s allowance for loan loss calculation and review of the loan portfolio, management believes the allowance for loan losses is adequate at June 30, 2004.  Management anticipates that the provision for loan losses during the third quarter of 2004 will be consistent with the second quarter of 2004 and also anticipates that the provision for loan losses for the entire year of 2004 may be less than the provision for 2003 if indicators of credit quality continue to stabilize.  However, the provision for loan losses could increase for the entire year of 2004, as compared to 2003, if the Company’s loan growth continues at the rate experienced through the six months ended June 30, 2004.

Non-Interest Income.  Income that is not related to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important supplement to the Company’s traditional method of earning income through interest rate spreads.

Total non-interest income for the three and six months ended June 30, 2004 was $3,070 and $6,164, respectively, as compared to $2,897 and $5,621, respectively, for the same periods in 2003. Service charges, commissions and fees remain the largest component of total non-interest income and increased from $2,436 and $4,531 for the three and six months, respectively, ended June 30, 2003 to $2,518 and $4,913, respectively for the same periods in 2004. This increase primarily reflects additional fees from deposit-related products offset, in part, by a decline in gains on sales of loans, as well as commissions and fees, in the Company’s mortgage division.

Non-Interest Expense.  Control of non-interest expense also is an important aspect in enhancing income. Non-interest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total non-interest expense was $8,574 and $17,525 for the three and six months ended June 30, 2004 compared to $7,692 and $14,924 for the same periods in 2003. The $882, or 11.47%, increase in total non-interest expense for the three months ended June 30, 2004 compared to the same period of 2003 principally reflects increases in all categories primarily as a result of the IBC acquisition.

Similarly, the $2,601, or 17.43%, increase in total non-interest expense for the six months ended June 30, 2004 compared to the same period in 2003 reflects substantially the same trends that existed during the quarter ended June 30, 2004.

Personnel costs are the primary element of the Company’s non-interest expenses. For the three and six months ended June 30, 2004, salaries and benefits represented $4,464, or 52.06%, and $9,171, or 52.33%, respectively, of total non-interest expense. This was an increase of $580, or 14.93%, and $1,082, or 13.38%, respectively, from the $3,884 and $8,089 for the three and six months ended June 30, 2003.  The Company had 49 branches at June 30, 2004 and 50 at December 31, 2003, as compared to 43 at June 30, 2003, and the number of full-time equivalent employees increased 19.27% from 384 at June 30, 2003 to 458 at June 30, 2004.  These increases in personnel costs, number of branches and employees are primarily the result of the IBC acquisition.

Despite this increase in overall non-interest expense, the company’s efficiency ratio was essentially unchanged, at 58.36% at June 30, 2004 compared to 58.57% at June 30, 2003, as the Company increased its net interest income at a higher rate than its non-interest expense.  The efficiency ratio illustrates how much it cost the Company to generate revenue; for example, it cost the Company 58.36 cents to generate one dollar of revenue for the six months ended June 30, 2004.

Income Taxes.  The effective income tax rate for the three and six months ended June 30, 2004 was 38.41% and 37.59%, respectively, compared to 34.80% and 36.12% for the same period in 2003. The lower effective rates in 2003 result from the Company’s analysis of its tax accruals and attendant adjustments during the three months ended June 30, 2003.

Changes in Financial Condition

Total assets at June 30, 2004 were $1,125,002, an increase of $16,480, or 1.49%, from total assets of $1,108,522 at December 31, 2003. The increase in assets was primarily reflective of the $32,316, or 3.45%, increase, as reflected on the Condensed Consolidated Balance Sheets, in net loans, excluding loans held for sale, and was funded by a combination of sources. Declines in cash, cash equivalents and investment securities (excluding FHLB, Bankers Bank and other stock) totaled $13,684, as the Company elected to channel additional liquidity into higher-yielding loans. In addition, while deposits declined by $23,101, as the Company elected to reduce its higher-costing deposit liabilities, the $33,632 increase in notes payable more than offset the deposit decrease and primarily represented additional short-term borrowings from the FHLB. Management believes that both of these changes in liability funding sources will enhance the Company’s net interest margin and are appropriate based on the Company’s asset-sensitive position with respect to interest rate risk.

At June 30, 2004, loans, net of unearned income and allowance for loan losses, were $969,977 compared to $937,661 at December 31, 2003, an increase of $32,316, or 3.45%, from December 31, 2003. The increase in loans during the first six months of 2004 primarily reflects an increase in commercial real estate loans, residential real estate loans and commercial loans. Non-performing loans include non-accrual loans and loans 90 or more days past due. All loans that are 90 days past due are considered non-accrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Non-accrual loans that are 120 days past due without assurance of repayment are charged off against the allowance for loan losses. The Company has aggressive collection practices in which senior management is heavily involved. Nonaccrual loans and loans past due 90 days and still accruing increased by $1,331, or 29.39%, during the six months ended June 30, 2004 to $5,860. The increase is mainly attributable to the one commercial loan secured by real estate relationship, discussed in the earlier section entitled “Provision for Loan Losses”.  At June 30, 2004, the ratio of the Company’s allowance for loan losses to non-performing assets (which include non-accrual loans) was 158.23%.

The Company maintains an investment portfolio to provide liquidity and earnings. Investments at June 30, 2004 with an amortized cost of $32,257 had a market value of $32,143. At year-end 2003, investments with an amortized cost of $38,531 had a market value of $39,045. This decrease consists primarily of the excess of called and matured short-term agency and municipal securities over the reinvested proceeds.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Bank continues to believe that the plaintiffs’ claims are without merit as to the Bank and will continue to vigorously defend this lawsuit.  The Company does not believe that this litigation will have a material adverse effect on the Company’s results of operations.

The Company and its subsidiaries are also subject to other claims and suites arising in the ordinary course of business.  In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company’s results of operations.

Item 2.            Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2004	—	$—	—	$5,000	(1)
May 1 – 31, 2004	24,800	20.96	24,800	4,480	(1)
June 1 – 30, 2004	900	20.80	900	4,462	(1)
Totals	25,700	$20.86	25,700	$4,462

(1) These amounts reflect the increase in the repurchase program from $2,000 to $5,000, effective June 4, 2004.

•        On September 18, 2002 the Company announced that its Board of Directors had authorized the repurchase of up to $2,000 of the Company’s outstanding shares of common stock beginning in October 2002, and the repurchase plan was renewed by the Board of Directors in September 2003. On June 4, 2004 the Company announced that its Board of Directors had approved an increase in the amount authorized to be repurchased from $2,000 to $5,000. This program is currently set to expire on October 1, 2004 unless renewed by the Board of Directors.  No repurchase plan or program expired during the quarter ended June 30, 2004.

Item 3.            Defaults upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

(a)                                  The Annual Meeting of Shareholders of the Company was held on April 22, 2004.

(b)                                 Not Applicable

(c)                                  The following proposals were considered by shareholders at the Annual Meeting:

Proposal 1 – Election of Directors

The following directors were re-elected:

	Votes
	For	Withheld	Abstain	Broker Non-Votes
Phil M. Bachman	4,883,829	—	36,487	—
Terry Leonard	4,841,616	—	78,700	—
Ronald E. Mayberry	4,901,477	—	18,839	—
Kenneth R. Vaught	4,875,454	—	44,862	—

Proposal 2 – Adoption of the Greene County Bancshares, Inc. 2004 Long-Term Incentive Plan

Votes
For	Withheld	Abstain	Broker Non-Votes
3,666,608	396,340	102,133	755,235

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

(b)Reports on Form 8-K

On April 20, 2004, the Company furnished a Current Report on Form 8-K pursuant to Item 7, Item 9 and Item 12 announcing the Company’s financial results for the first quarter ended March 31, 2004.

On May 25, 2004, the Company filed a Current Report on Form 8-K/A to amend its Form 8-K12G3 filed with the Securities and Exchange Commission on February 20, 1986 to amend and supplement its description of capital stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Greene County Bancshares, Inc.
Registrant

Date:	August 6, 2004	By:	/s/	R. Stan Puckett
R. Stan Puckett
Chairman of the Board and Chief Executive Officer
(Duly authorized representative)

Date:	August 6, 2004		/s/	William F. Richmond
William F. Richmond
Senior Vice President, Chief Financial
Officer (Principal financial and accounting
officer) and Assistant Secretary