Form 10-Q
period 2004-09-30
GREENE COUNTY BANCSHARES INC
filed 2004-11-05
CIK 764402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) YES ☒   NO ☐

As of November 5, 2004, the number of shares outstanding of the issuer’s common stock was: 7,646,330.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Registrant and its wholly owned subsidiaries are as follows:

GREENE COUNTY BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2004 and December 31, 2003

(Amounts in thousands, except share and per share data)

	(Unaudited)
	September 30, 2004	December 31, 2003*
ASSETS
Cash and due from banks	$30,450	$36,087
Federal funds sold	722	5,254
Securities available for sale	27,598	33,199
Securities held to maturity (with a market value of $4,641 and $5,846)	4,482	5,632
FHLB, Bankers Bank and other stock, at cost	6,154	5,992
Loans held for sale	1,865	3,546
Loans	981,506	952,225
Less: Allowance for loan losses	(14,850)	(14,564)
Net loans	966,656	937,661
Premises and equipment, net	34,867	33,886
Goodwill and other intangible assets	20,508	20,970
Other assets	26,926	26,295
Total assets	$1,120,228	$1,108,522

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$878,088	$907,115
Repurchase agreements	10,470	12,896
FHLB advances and notes payable	100,757	63,030
Subordinated debentures	10,310	10,310
Accrued interest payable and other liabilities	12,589	13,236
Total liabilities	1,012,214	1,006,587

Shareholders’ equity
Common stock: $2 par, 15,000,000 shares authorized, 7,644,650 and 7,659,929 shares outstanding	15,290	15,320
Additional paid in capital	24,119	24,482
Retained earnings	68,533	61,947
Accumulated other comprehensive income	72	186
Total shareholders’ equity	108,014	101,935
Total liabilities and shareholders’ equity	$1,120,228	$1,108,522

* Derived from audited consolidated financial statements.

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Three and Nine Months Ended September 30, 2004 and 2003

(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Interest income
Interest and fees on loans	$15,796	$13,603	$46,843	$40,942
Investment securities	344	117	1,069	761
Federal funds sold and interest-earning deposits	2	143	29	242
	16,142	13,863	47,941	41,945

Interest expense
Deposits	2,665	2,856	8,857	9,610
Borrowings	1,065	850	2,809	2,320
	3,730	3,706	11,666	11,930

Net interest income	12,412	10,157	36,275	30,015

Provision for loan losses	1,062	1,655	3,747	4,510

Net interest income after provision for loan losses	11,350	8,502	32,528	25,505

Noninterest income
Service charges and fees	2,436	2,388	7,349	6,919
Other	584	572	1,835	1,662
	3,020	2,960	9,184	8,581

Noninterest expense
Salaries and employee benefits	4,800	3,997	13,971	12,086
Occupancy and furniture and equipment expense	1,494	1,184	4,445	3,357
Other	2,917	2,198	8,320	6,860
	9,211	7,379	26,736	22,303

Income before income taxes	5,159	4,083	14,976	11,783

Provision for income taxes	1,946	1,483	5,636	4,264

Net income	$3,213	$2,600	$9,340	$7,519
Comprehensive income	$3,418	$2,550	$9,226	$7,546

Per share of common stock:
Basic earnings	$0.42	$0.38	$1.22	$1.10
Diluted earnings	0.42	0.38	1.21	1.09
Dividends	0.12	0.12	0.36	0.36

Weighted average shares outstanding:
Basic	7,644,544	6,823,315	7,657,078	6,822,040
Diluted	7,710,335	6,894,097	7,724,756	6,893,420

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For Nine Months Ended September 30, 2004

(Amounts in thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income (loss)	Total Share- holders’ Equity

Balance, January 1, 2004	$15,320	$24,482	$61,947	$186	$101,935

Common stock transactions:
Issuance of 10,421 shares under stock option plan	21	120			141
Repurchase of common stock, 25,700 shares	(51)	(487)			(538)
Tax benefit from exercise of nonincentive stock options		4			4
Dividends ($.36 per share)	—		(2,754)		(2,754)
Comprehensive income:
Net income	—		9,340		9,340
Change in unrealized gains (losses), net of reclassification and taxes	—			(114)	(114)
Total comprehensive income	—	—	—	—	9,226

Balance, September 30, 2004	$15,290	$24,119	$68,533	$72	$108,014

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2004 and 2003

(Amounts in thousands, except share and per share data)

	September 30, 2004	September 30, 2003
	(Unaudited)
Cash flows from operating activities
Net income	$9,340	$7,519
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	3,747	4,510
Depreciation and amortization	2,297	1,519
Security amortization and accretion, net	83	113
FHLB stock dividends	(162)	(139)
Net gain on sale of mortgage loans	(368)	(927)
Originations of mortgage loans held for sale	(36,085)	(61,460)
Proceeds from sales of mortgage loans	38,134	65,190
Net losses from sales of fixed assets	47	104
Net loss on OREO and repossessed assets	216	199
Net changes:
Other assets	2,199	245
Accrued interest payable and other liabilities	(643)	(2,808)
Net cash from operating activities	18,805	14,065
Cash flows from investing activities
Net change in securities and other interest-earning investments	6,488	10,475
Increase in cash surrender value of life insurance	(2,858)	(561)
Net increase in loans	(36,005)	(67,104)
Improvements to other real estate and proceeds from sales of other real estate owned, net	3,145	4,564
Proceeds from fixed assets additions and sale of fixed assets, net	(2,866)	(3,104)
Net cash from investing activities	(32,096)	(55,730)
Cash flows from financing activities
Net decrease in deposits	(29,027)	(14,825)
Net (decrease) increase in repurchase agreements	(2,426)	10,482
Net increase in FHLB advances and notes payable	37,726	6,707
Proceeds from subordinated debentures	—	10,000
Dividends paid	(2,754)	(2,456)
Proceeds from issuance of common stock	141	37
Repurchase of common stock	(538)	—
Net cash from financing activities	3,122	9,945
Net decrease in cash and cash equivalents	(10,169)	(31,720)
Cash and cash equivalents, beginning of year	41,341	62,959
Cash and cash equivalents, end of period	$31,172	$31,239

Supplemental disclosures – cash and noncash
Interest paid	$12,585	$12,578
Income taxes paid	3,527	3,790
Loans transferred to other real estate	3,817	5,195
Unrealized (loss) gain on available for sale securities, net of tax	(114)	27

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

Unaudited

(Amounts in thousands, except share and per share data)

NOTE 1 – PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements of Greene County Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Greene County Bank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain amounts from prior period financial statements have been reclassified to conform to the current year’s presentation.

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

The shareholders of the Company approved, at their annual meeting on April 22, 2004, the Greene County Bancshares, Inc. 2004 Long-Term Incentive Plan (the “Plan”), for the purpose of attracting, retaining and motivating employees, officers and directors of the Company and to provide incentives and awards for superior performance. The Plan reserved 500,000 shares of common stock for issuance. No options have yet been granted under the Plan but options have been granted under the Company’s previous stock option plans.

The following disclosures show the effect on income and earnings per share had the outstanding options’ fair value been recorded using the Black-Scholes model.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Net income:
As reported	$3,213	$2,600	$9,340	$7,519
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of tax	(38)	(29)	(113)	(86)
Pro forma	$3,175	$2,571	$9,227	$7,433

Earnings per common share:
As reported	$0.42	$0.38	$1.22	$1.10
Pro forma	$0.42	$0.37	$1.20	$1.08

Diluted earnings per common share:
As reported	$0.42	$0.38	$1.21	$1.09
Pro forma	$0.41	$0.37	$1.19	$1.07

NOTE 3 – ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses for the nine months ended September 30, 2004 and twelve months ended December 31, 2003 were as follows:

	September 30, 2004	December 31, 2003

Balance at beginning of year	$14,564	$12,586
Add (deduct):
Reserve acquired in acquisition	—	1,340
Provision	3,747	5,775
Loans charged off	(4,914)	(6,797)
Recoveries of loans charged off	1,453	1,660
Ending balance	$14,850	$14,564

	September 30, 2004	December 31, 2003

Loans past due 90 days still on accrual	$979	$224
Nonaccrual loans	7,214	4,305
Total	$8,193	$4,529

NOTE 4 – EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Stock options are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the three and nine months ended September 30, 2004, 72,155 options are excluded from the effect of dilutive securities because they are anti-dilutive; 70,105 options are similarly excluded from the effect of dilutive securities for the three and nine months ended September 30, 2003.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,
	2004		2003
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income available to common shareholders	$3,213	7,644,544	$2,600	6,823,315

Effect of dilutive securities
Stock options outstanding	—	65,791	—	70,782

Diluted EPS
Income available to common shareholders plus assumed conversions	$3,213	7,710,335	$2,600	6,894,097

	Nine Months Ended September 30,
	2004		2003
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income available to common shareholders	$9,340	7,657,078	$7,519	6,822,040

Effect of dilutive securities
Stock options outstanding	—	67,678	—	71,380

Diluted EPS
Income available to common shareholders plus assumed conversions	$9,340	7,724,756	$7,519	6,893,420

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

Three months ended September 30, 2004	Bank	Other	Total
Net interest income	$11,049	$1,363	$12,412
Provision for loan losses	838	224	1,062
Noninterest income	2,828	192	3,020
Noninterest expense	8,127	1,084	9,211
Income tax expense	1,870	76	1,946
Segment profit	$3,042	$171	$3,213
Segment assets at September 30, 2004	$1,087,230	$32,998	$1,120,228

Three months ended September 30, 2003	Bank	Other	Total
Net interest income	$8,518	$1,639	$10,157
Provision for loan losses	1,099	556	1,655
Noninterest income	2,590	370	2,960
Noninterest expense	6,133	1,246	7,379
Income tax expense	1,387	96	1,483
Segment profit	$2,489	$111	$2,600
Segment assets at September 30, 2003	$869,200	$35,255	$904,455

Nine months ended September 30, 2004	Bank	Other	Total
Net interest income	$31,947	$4,328	$36,275
Provision for loan losses	2,674	1,073	3,747
Noninterest income	8,402	782	9,184
Noninterest expense	23,330	3,406	26,736
Income tax expense	5,447	189	5,636
Segment profit	$8,898	$442	$9,340

Nine months ended September 30, 2003	Bank	Other	Total
Net interest income	$25,141	$4,874	$30,015
Provision for loan losses	2,865	1,645	4,510
Noninterest income	7,473	1,108	8,581
Noninterest expense	18,633	3,670	22,303
Income tax expense	4,009	255	4,264
Segment profit	$7,107	$412	$7,519

Asset Quality Ratios

As of and for the period ended September 30, 2004	Bank	Other	Total

Nonperforming loans as a percentage of total loans	0.77%	1.67%	0.83%
Nonperforming assets as a percentage of total assets	1.01%	3.18%	1.10%
Allowance for loan losses as a percentage of total loans	1.25%	6.19%	1.50%
Allowance for loan losses as a percentage of nonperforming assets	108.50%	249.81%	120.52%
Annualized net charge-offs to average total loans, net of unearned interest	0.30%	3.98%	0.47%

As of and for the period ended September 30, 2003	Bank	Other	Total

Nonperforming loans as a percentage of total loans	0.49%	1.58%	0.57%
Nonperforming assets as a percentage of total assets	0.95%	2.88%	1.09%
Allowance for loan losses as a percentage of total loans	1.19%	7.22%	1.56%
Allowance for loan losses as a percentage of nonperforming assets	110.96%	249.61%	129.03%
Annualized net charge-offs to average total loans, net of unearned interest	0.41%	5.67%	0.74%

As of and for the period ended December 31, 2003	Bank	Other	Total

Nonperforming loans as a percentage of total loans	0.40%	1.64%	0.47%
Nonperforming assets as a percentage of total assets	0.68%	3.38%	0.79%
Allowance for loan losses as a percentage of total loans	1.24%	6.45%	1.51%
Allowance for loan losses as a percentage of nonperforming assets	154.91%	239.41%	166.35%
Net charge-offs to average total loans, net of unearned interest	0.33%	5.53%	0.64%

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill was no longer amortized starting in 2002; however, it is periodically evaluated for impairment and no impairment was recognized during the first nine months of 2004.

The change in the carrying amount of goodwill for the nine months ended September 30, 2004 is as follows:

Beginning of year	$15,885
Goodwill from acquisition during the year	—
End of quarter	$15,885

Core deposit and other intangibles

Other intangible assets consist of core deposit intangibles arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on a straight-line method over their estimated useful lives, which is 10 years.

Core deposit intangibles had a gross carrying amount of $6,367 for the period ended September 30, 2004 and the year ended December 31, 2003 and accumulated amortization of $1,744 and $1,282 for the same periods, respectively. Aggregate amortization expense for the three and nine months ended September 30, 2004 was $154 and $462, respectively. Annual estimated amortization expense for the next five years is:

2004	$616
2005	616
2006	506
2007	506
2008	506
Total	$2,750

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including all documents incorporated herein by reference, contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission (“SEC”) or otherwise. The words “believe”, “expect”, “seek”, and “intend” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made.  The use of “annualized” information, which extrapolates nine months actual financial results to the full year 2004, is also forward-looking.  Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Company, as well as assumptions relating to the foregoing. The Company’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including, but not limited to (1) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (2) lack of sustained growth in the economy in the markets that the Bank serves; (3) increased competition with other financial institutions in the markets that the Bank serves; (4) changes in the legislative and regulatory environment; and (5) the loss of key personnel.

Presentation of Amounts

All dollar amounts set forth below, other than per-share amounts, are in thousands unless otherwise noted.

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

On September 20, 2004, the Company announced that it has agreed to purchase three branch offices in Lawrence County, Tennessee, from National Bank of Commerce.  These branches, two located in Lawrenceburg and the third in St. Joseph, have a combined total of approximately $68 million in deposits and $31 million in loans outstanding.  The transaction is expected to be completed by year’s end and is subject to regulatory approvals and other customary conditions.

On September 27, 2004, the Company announced that it plans to establish new banking operations in Nashville, Tennessee to serve the surrounding metropolitan area.  This new initiative, named Middle Tennessee Bank & Trust, is expected to complement the Company’s existing presence in the mid-state and help fill in the market between Sumner and Rutherford Counties of Tennessee.  Each banking location will operate as a branch office of the Bank.  The first branch office for Middle Tennessee Bank & Trust is set to open in Donelson, Tennessee in mid-November 2004.

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

Overview

The Company’s results of operations for the third quarter and year-to-date period ended September 30, 2004, compared to the same periods in 2003, reflected a significant increase in net interest income due, in part, to the November 2003 acquisition of IBC in Middle Tennessee, which added seven branch offices, as well as growth in other key markets, most notably in Blount County and Knoxville, Tennessee.  Because of this growth and the associated increase in loans, along with the short-term interest rate increases by the Federal Reserve Board (“FRB”) beginning in the quarter ended September 30, 2004, the Company experienced an increase in net income and earnings per share for the quarter versus the same period last year.

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

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and the fair value of financial instruments and other accounts.  Based on management’s calculation, an allowance of $14,850, or 1.50%, of total loans was an adequate estimate of losses within the loan portfolio as of September 30, 2004.  This estimate resulted in a provision for loan losses on the income statement of $1,062 and $3,747, respectively, for the three and nine months ended September 30, 2004.  If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

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

Liquidity and Capital Resources

Liquidity.  Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s liquid assets include cash and due from banks, federal funds sold, investment securities and loans held for sale. Including securities pledged to collateralize municipal deposits, these assets represented 7.13% of the total liquidity base at September 30, 2004, as compared to 9.03% at December 31, 2003. The liquidity base is generally defined to include deposits, repurchase agreements, notes payable and subordinated debentures.  In addition, the Company maintains borrowing availability with the Federal Home Loan Bank of Cincinnati (“FHLB”) approximating $21,706 at September 30, 2004. The Company also maintains federal funds lines of credit totaling $106,000 at eight correspondent banks of which $106,000 was available at September 30, 2004. The Company believes it has sufficient liquidity to satisfy its current operating needs.

For the nine months ended September 30, 2004, operating activities of the Company provided $18,805 of cash flows. Net income of $9,340 comprised a substantial portion of the cash generated from operations.  Cash flows from operating activities were also positively affected by various non-cash items, including (i) $3,747 in provision for loan losses, (ii) $2,297 of depreciation and amortization and (iii) $2,199 net change in other assets.  In addition, the cash flows provided by the proceeds from sales of mortgage loans exceeded the cash flows used by the originations of mortgage loans held for sale by $2,049.

The Company’s net increase in loans originated, net of principal collected, used $36,005 in cash flows and was the primary component of the $32,096 in net cash used in investing activities.  The increase in cash surrender value of life insurance, reflecting both normal increases via earnings and also purchases of additional insurance related to certain benefit plans, used $2,858 in cash flows, and fixed asset additions, net of proceeds from sale of fixed assets, used $2,866 in cash flows.  Offsetting, in part, this use of cash flows were the net changes in securities and other interest-earning investments and in improvements to other real estate and proceeds from sales of other real estate owned, net, in the amounts of $6,488 and $3,145, respectively.

The net increase in notes payable provided $37,726 in cash flows and was the primary component in net cash generated from financing activities in the amount of $3,122, as the Company elected to increase its short-term borrowings from the FHLB to offset the $29,027 decrease in deposits resulting from the Company’s decision to reduce higher cost deposits. In addition, dividends paid in the amount of $2,754 further reduced the total net cash provided from financing activities.

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

Shareholders’ equity on September 30, 2004 was $108,014, an increase of $6,079, or 5.96%, from $101,935 on December 31, 2003. The increase in shareholders’ equity primarily reflected net income for the nine months ended September 30, 2004 of $9,340 ($1.21 per share, assuming dilution). This increase was offset by quarterly dividend payments during the nine months ended September 30, 2004 totaling $2,754 ($0.36 per share).

On September 18, 2002 the Company announced that its Board of Directors had authorized the repurchase of up to $2,000 of the Company’s outstanding shares of common stock beginning in October 2002, and the repurchase plan was renewed by the Board of Directors in September 2003. On June 4, 2004 the Company announced that its Board of Directors had approved an increase in the amount authorized to be repurchased from $2,000 to $5,000. The repurchase plan is dependent upon market conditions and there is no guarantee as to the exact number of shares to be repurchased by the Company.  To date, the Company has purchased 25,700 shares at an aggregate cost of approximately $538 under this program which expired on October 1, 2004.  The Company expects that the Board of Directors will renew this repurchase plan in November 2004.

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

Risk-based capital regulations adopted by the Board of Governors of the FRB and the Federal Deposit Insurance Corporation (the “FDIC”) require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items.  Under the guidelines, one of four risk weights is applied to the different on-balance sheet items.  Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of shareholders’ equity, less goodwill and other intangible assets and accumulated other comprehensive income). At September 30, 2004, the Company and the Bank each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements.  The capital ratios of the Bank contained within the table below do not differ materially from those of the Company.

CAPITAL RATIOS AT SEPTEMBER 30, 2004

	Required Minimum Ratio	Bank
Tier 1 risk-based capital	4.00%	10.13%
Total risk-based capital	8.00%	11.39%
Leverage Ratio	4.00%	8.98%

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

The FDIC, however, has indicated to the FRB that it opposes the continuation of trust preferred securities as Tier 1 regulatory capital. Should the FRB modify its proposed rules to agree with the FDIC’s opposition to the continuation of trust preferred securities as Tier 1 regulatory capital, there would be a reduction in the Company’s consolidated capital ratios and the Company may not remain “well capitalized”, with respect to total risk-based capital, under FRB guidelines.  However, the Bank would remain “well capitalized”, with respect to all capital ratios, as a result of the push down accounting transaction associated with the IBC acquisition. In addition, under such a scenario, the Company’s potential issuance of additional trust preferred securities may well be curtailed or eliminated.  As a result, it may be necessary for the Company to issue additional common stock in association with any future acquisitions, which, among other things, may be more dilutive to earnings per share than if the capital requirements of such acquisitions were funded through the issuance of additional trust preferred securities.

Off-Balance Sheet Arrangements

At September 30, 2004, the Company had outstanding unused lines of credit and standby letters of credit totaling $204,009 and unfunded loan commitments outstanding of $57,631.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or, on a short-term basis, to borrow from the FHLB and/or purchase Federal funds from other financial institutions.  At September 30, 2004, the Company had accommodations with upstream correspondent banks for unsecured Federal funds lines.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.  The following table presents additional information about the Company’s off-balance sheet commitments as of September 30, 2004, which by their terms have contractual maturity dates subsequent to September 30, 2004:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Commitments to make loans - fixed	$37,795	$—	$—	$—	$37,795
Commitments to make loans – variable	19,836	—	—	—	19,836
Unused lines of credit	115,581	23,968	1,990	35,540	177,079
Letters of credit	5,692	18,438	—	2,800	26,930
Total	$178,904	$42,406	$1,990	$38,340	$261,640

Disclosure of Contractual Obligations

In the ordinary course of operations, the Company enters into certain contractual obligations.  Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment.  The following table summarizes the Company’s significant fixed and determinable contractual obligations as of September 30, 2004:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Deposits without a stated maturity	$430,498	$—	$—	$—	$430,498
Certificate of deposits	317,582	122,368	7,315	325	447,590
Repurchase agreements	10,470	—	—	—	10,470
FHLB advances and notes payable	45,640	2,096	5,289	47,732	100,757
Subordinated debentures	—	—	—	10,310	10,310
Operating lease obligations	389	549	169	231	1,338
Deferred compensation	—	—	—	2,050	2,050
Purchase obligations	142	—	—	—	142
Total	$804,721	$125,013	$12,773	$60,648	$1,003,155

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

Changes in Results of Operations

Net income.  Net income for the three months ended September 30, 2004 was $3,213, as compared to $2,600 for the same period in 2003. This increase of $613, or 23.58%, resulted primarily from a $2,255 or 22.20%, increase in net interest income resulting principally from increased volume of interest-earning assets as a result primarily of the Company’s acquisition of IBC and growth in the Blount County and Knoxville, Tennessee markets.  In addition, the Company’s provision for loan losses decreased $593, or 35.83%, from $1,655 for the three months ended September 30, 2003 to $1,062 for the same period in 2004. Offsetting these increases, in part, was a $1,832, or 24.83%, increase in total non-interest expense from $7,379 for the three months ended September 30, 2003 to $9,211 for the same period of 2004, reflecting increases in all categories primarily as a result of the IBC acquisition.

Net income for the nine months ended September 30, 2004 was $9,340, as compared to $7,519 for the same period in 2003.  The increase of $1,821, or 24.22%, reflects substantially the same trends that existed during the quarter ended September 30, 2004.

Net Interest Income.  The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of interest-earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. During the three months ended September 30, 2004, net interest income was $12,412, as compared to $10,157 for the same period in 2003, representing an increase of 22.20%. While the Company’s average balances of interest-earning assets increased more than the average balances of interest-bearing liabilities in the three months ended September 30, 2004, as compared to the same quarter in 2003, thus enhancing net interest income, such increase was offset, in part, by the reduction in yield on these interest-earning assets which exceeded the decrease in cost on interest-bearing liabilities.  Nevertheless, the Company experienced a substantial increase in net interest income, as noted above, in the three months ended September 30, 2004 as compared to the same quarter in 2003. While the Company’s net interest margin decreased in the three months ended September 30, 2004 as compared to the same period in 2003 (from 4.90% to 4.82%), the Company’s net interest margin for the three months ended September 30, 2004 improved to 4.82% from 4.69% for the quarter ended June 30, 2004 principally because of the short-term interest rate increases by the FRB beginning in the quarter ended September 30, 2004.  The Company believes its net interest margin will resume compression if interest rates decline; however, if interest rates continue to rise, based on the Company’s asset-sensitive interest rate risk position and its current mix of interest-earning assets and interest-bearing liabilities, the Company believes its net interest margin will continue to increase.

For the nine months ended September 30, 2004, net interest income increased by $6,260, or 20.86%, to $36,275 from $30,015 for the same period in 2003, and the same trends outlined above with respect to the three months ended September 30, 2004 were observed. The Company’s net interest margin declined to 4.73% for the nine months ended September 30, 2004 from 4.89% for the same period in 2003.

Provision for Loan Losses.  During the three and nine months ended September 30, 2004, loan charge-offs were $1,676 and $4,914, respectively, and recoveries of charged-off loans were $559 and $1,453, respectively. The Company’s provision for loan losses decreased by $593, or 35.83%, and $763, or 16.92%, to $1,062 and $3,747 for the three and nine months ended September 30, 2004, respectively, as compared to $1,655 and $4,510 for the same periods in 2003. The Company’s allowance for loan losses increased by $286 to $14,850 at September 30, 2004 from $14,564 at December 31, 2003, with the ratio of the allowance for loan losses to total loans remaining essentially constant from period to period.  As of September 30, 2004, most indicators of credit quality, as discussed below, have slightly worsened compared to December 31, 2003 and September 30, 2003. The ratio of allowance for loan losses to nonperforming assets was 120.52%, 166.35% and 129.03% at September 30, 2004, December 31, 2003 and September 30, 2003, respectively, and the ratio of nonperforming assets to total assets was 1.10%, 0.79% and 1.09% at September 30, 2004, December 31, 2003 and September 30, 2003, respectively. The ratio of nonperforming loans to total loans, excluding loans held for sale, was 0.83%, 0.47% and 0.57% at September 30, 2004, December 31, 2003 and September 30, 2003, respectively.  Within the Bank, the Company’s largest subsidiary, the ratio of nonperforming assets to total assets was 1.01%, 0.68% and 0.95% at September 30, 2004, December 31, 2003 and September 30, 2003, respectively.  The deterioration of the credit quality ratios is primarily attributably to four commercial real estate loan relationships and one consumer real estate loan relationship totaling approximately $3,900 that were placed on non accrual status during the third quarter of 2004.  Management believes that these loans are adequately secured and does not anticipate any material losses.

The Company’s annualized net charge-offs for the nine months ended September 30, 2004 were $4,615 compared to actual net charge-offs of $5,137 for the year ended December 31, 2003.  Annualized net charge-offs as a percentage of average loans improved from 0.74% for the nine months ended September 30, 2003 to 0.47% for the nine months ended September 30, 2004.  Net charge-offs as a percentage of average loans were 0.64% for the year ended December 31, 2003.  Within the Bank, annualized net charge-offs as a percentage of average loans fell from 0.41% for the nine months ended September 30, 2003 to 0.30% for the same period in 2004. Net charge-offs within the Bank, as a percentage of average loans, were 0.33% for the year ended December 31, 2003.  Annualized net charge-offs in Superior Financial for the nine months ended September 30, 2004 were $553 compared to actual net charge-offs of $1,070 for the year ended December 31, 2003. Annualized net charge-offs in the Bank for the nine months ended September 30, 2004 were $2,892 compared to actual net charge-offs of $2,652 for the year ended December 31, 2003. Annualized net charge-offs in GCB Acceptance for the nine months ended September 30, 2004 were $1,168 compared to actual net charge-offs of $1,415 for the year ended December 31, 2003. At this point, management believes that total net charge-offs for 2004 in Superior Financial and GBC Acceptance will decline slightly compared to 2003 based on an improving economy and asset quality trends.

Based on the Company’s allowance for loan loss calculation and review of the loan portfolio, management believes the allowance for loan losses is adequate at September 30, 2004.

Non-Interest Income.  Income that is not related to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important supplement to the Company’s traditional method of earning income through interest rate spreads.

Total non-interest income for the three and nine months ended September 30, 2004 was $3,020 and $9,184, respectively, as compared to $2,960 and $8,581, respectively, for the same periods in 2003. Service charges, commissions and fees remain the largest component of total non-interest income and increased from $2,388 and $6,919 for the three and nine months, respectively, ended September 30, 2003 to $2,436 and $7,349, respectively, for the same periods in 2004. This increase primarily reflects additional fees from deposit-related products offset, in part, by a decline in gains on sales of loans, as well as commissions and fees, in the Company’s mortgage division, as a result of slowed refinancing activity.

Non-Interest Expense.  Control of non-interest expense also is an important aspect in enhancing income. Non-interest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total non-interest expense was $9,211 and $26,736 for the three and nine months ended September 30, 2004 compared to $7,379 and $22,303 for the same periods in 2003. The $1,832, or 24.83%, increase in total non-interest expense for the three months ended September 30, 2004 compared to the same period of 2003 principally reflects increases in all categories primarily as a result of the IBC acquisition.

Similarly, the $4,433, or 19.88%, increase in total non-interest expense for the nine months ended September 30, 2004 compared to the same period in 2003 reflects substantially the same trends that existed during the quarter ended September 30, 2004.

Personnel costs are the primary element of the Company’s non-interest expenses. For the three and nine months ended September 30, 2004, salaries and benefits represented $4,800, or 52.11%, and $13,971, or 52.26%, respectively, of total non-interest expense. This was an increase of $803, or 20.09%, and $1,885, or 15.60%, respectively, from the $3,997 and $12,086 for the three and nine months ended September 30, 2003.  The Company had 49 branches at September 30, 2004 and 50 at December 31, 2003, as compared to 42 at September 30, 2003, and the number of full-time equivalent employees increased 18.16% from 391 at September 30, 2003 to 462 at September 30, 2004.  These increases in personnel costs, number of branches and employees are primarily the result of the IBC acquisition.  The Company expects that personnel costs will increase following the acquisition of the three branches in Lawrence County, Tennessee which is expected to close in the fourth quarter of 2004.

Primarily as a result of this overall increase in non-interest expense, the Company’s efficiency ratio was negatively affected, as the ratio increased from 57.79% at September 30, 2003 to 58.81% at September 30, 2004.  The efficiency ratio illustrates how much it cost the Company to generate revenue; for example, it cost the Company 58.81 cents to generate one dollar of revenue for the nine months ended September 30, 2004.

Income Taxes.  The effective income tax rate for the three and nine months ended September 30, 2004 was 37.72% and 37.63%, respectively, compared to 36.32% and 36.19% for the same period in 2003. The lower effective rates in 2003 result from the Company’s analysis of its tax accruals and attendant adjustments during the three months ended September 30, 2003.

Changes in Financial Condition

Total assets at September 30, 2004 were $1,120,228, an increase of $11,706, or 1.06%, from total assets of $1,108,522 at December 31, 2003. The increase in assets was primarily reflective of the $28,995, or 3.09%, increase, as reflected on the Condensed Consolidated Balance Sheets, in net loans, excluding loans held for sale, and was funded by a combination of sources. Declines in cash, cash equivalents and investment securities (excluding FHLB, Bankers Bank and other stock) totaled $16,920, as the Company elected to channel additional liquidity into higher-yielding loans. In addition, while deposits declined by $29,027, as the Company elected to reduce its higher-costing deposit liabilities, the $37,727 increase in FHLB advances and notes payable more than offset the deposit decrease and primarily represented additional short-term borrowings from the FHLB. Management believes that both of these changes in liability funding sources will enhance the Company’s net interest margin and are appropriate based on the Company’s asset-sensitive position with respect to interest rate risk.

At September 30, 2004, loans, net of unearned income and allowance for loan losses, were $966,656 compared to $937,661 at December 31, 2003, an increase of $28,995, or 3.09%, from December 31, 2003. The increase in loans during the first nine months of 2004 primarily reflects an increase in commercial real estate loans, residential real estate loans and commercial loans. Non-performing loans include non-accrual loans and loans 90 or more days past due. All loans that are 90 days past due are considered non-accrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Non-accrual loans that are 120 days past due without assurance of repayment are charged off against the allowance for loan losses. The Company has aggressive collection practices in which senior management is heavily involved. Nonaccrual loans and loans past due 90 days and still accruing increased by $3,664, or 80.59%, during the nine months ended September 30, 2004 to $8,193. The increase is mainly attributable to four commercial real estate loan relationships and one consumer real estate loan relationship, discussed in the earlier section entitled “Provision for Loan Losses”.  At September 30, 2004, the ratio of the Company’s allowance for loan losses to non-performing assets (which include non-accrual loans) was 120.52%.

The Company maintains an investment portfolio to provide liquidity and earnings. Investments at September 30, 2004 with an amortized cost of $31,962 had a market value of $32,239. At year-end 2003, investments with an amortized cost of $38,531 had a market value of $39,045. This decrease consists primarily of the excess of called and matured short-term agency and municipal securities over the reinvested proceeds.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The Company made no repurchases of its common stock during the quarter ended September 30, 2004.

Item 3.            Defaults upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

Item 5.            Other Information

None.

Item 6.            Exhibits

(a) Exhibits

Exhibit No. 10.1	Non-competition agreement dated August 10, 2004, by and between the Company and Kenneth R. Vaught

Exhibit No. 31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No. 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Greene County Bancshares, Inc.
Registrant

Date:	November 5, 2004	By:	/s/ R. Stan Puckett
R. Stan Puckett
Chairman of the Board and Chief Executive Officer
(Duly authorized representative)

Date:	November 5, 2004		/s/ William F. Richmond
William F. Richmond
Senior Vice President, Chief Financial
Officer (Principal financial and accounting
officer) and Assistant Secretary