Form 10-K
period 2004-12-31
GREENE COUNTY BANCSHARES INC
filed 2005-03-11
CIK 764402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock — $2.00 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act.) YES ☑ NO ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2004 was $152.0 million. The market value calculation was determined using the closing sale price of the registrant’s common stock on June 30, 2004, as reported on the Nasdaq National Market. For purposes of this calculation, the term “affiliate” refers to all directors, executive officers and 10% shareholders of the registrant. As of the close of business on March 11, 2005, 7,650,816 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     1. Portions of Proxy Statement for 2005 Annual Meeting of Shareholders. (Part III)

PART I

Forward-Looking Statements

     The information contained herein contains forward-looking statements that involve a number of risks and uncertainties. A number of factors, including those discussed herein, could cause results to differ materially from those anticipated by such forward-looking statements which are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as “intends,” “believes,” “expects,” “may,” “will,” “should,” “seeks,” “pro forma” or “anticipates,” or the negatives thereof, or other variations thereon of comparable terminology, or by discussions of strategy or intentions. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Company, as well as assumptions relating to the foregoing. The Company’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including, but not limited to (1) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (2) lack of sustained growth in the economy in the markets that the Bank serves; (3) increased competition with other financial institutions in the markets that the Bank serves; (4) changes in the legislative and regulatory environment; (5) the Company’s successful implementation of its growth strategy; and (6) the loss of key personnel. All forward-looking statements herein are based on information available to us as of the date the Company’s Annual Report on Form 10-K was filed with the Securities and Exchange Commission (“SEC”).

ITEM 1. BUSINESS

Presentation of Amounts

     All dollar amounts set forth below, other than per-share amounts, are in thousands unless otherwise noted.

The Company

     Greene County Bancshares, Inc. (the “Company”) was formed in 1985 and serves as the bank holding company for Greene County Bank (the “Bank”), which is a Tennessee-chartered commercial bank that conducts the principal business of the Company. At December 31, 2004, and based on Federal Reserve Board (“FRB”) data as of September 30, 2004, the Company believes it was the second largest bank holding company headquartered in the state of Tennessee. At December 31, 2004, the Company maintained a main office in Greeneville, Tennessee and 41 full-service bank branches (of which eight are in leased operating premises) and nine separate locations operated by the Bank’s subsidiaries.

     The Company’s assets consist primarily of its investment in the Bank and liquid investments. Its primary activities are conducted through the Bank. At December 31, 2004, the Company’s consolidated total assets were $1,233,403, its consolidated net loans, including loans held for sale, were $1,032,297, its total deposits were $998,022 and its total shareholders’ equity was $108,718.

     The Company’s net income is dependent primarily on its net interest income, which is the difference between the interest income earned on its loans, investment assets and other interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. To a lesser extent, the Company’s net income also is affected by its noninterest income derived principally from service charges and fees as well as the level of noninterest expenses such as salaries and employee benefits.

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

The Bank

     The Bank is a Tennessee-chartered commercial bank established in 1890 which has its principal executive offices in Greeneville, Tennessee. The principal business of the Bank consists of attracting deposits from the general public and investing those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial loans, commercial and residential real estate loans, and installment consumer loans. The Bank also provides collection and other banking services, directly and through its finance, acceptance and title subsidiary corporations. At December 31, 2004, the Bank had 40 full-service banking offices located throughout East Tennessee, including Greene, Washington, Blount, Knox, Hamblen, McMinn, Loudon, Hawkins, Sullivan, Cocke and Monroe Counties, and in Middle Tennessee, Sumner, Rutherford, Davidson and Lawrence Counties. The Bank also operates two other full service branches–one located in nearby Madison County, North Carolina and the other in nearby Bristol, Virginia. Further, the Bank operates a trust and money management function doing business as President’s Trust from offices in Wilson County, Tennessee, and a mortgage banking operation in Knox County, Tennessee.

     The Bank also conducts separate businesses through three wholly owned subsidiaries. Through Superior Financial Services, Inc. (“Superior Financial”), the Bank operates eight consumer finance company offices located in Greene, Blount, Hamblen, Washington, Sullivan, Sevier, Knox and Bradley Counties, Tennessee. Through GCB Acceptance Corporation (“GCB Acceptance”), the Bank operates a sub-prime automobile lending company with a sole office in Johnson City, Tennessee. Through Fairway Title Co., the Bank operates a title company headquartered in its main office in Knox County, Tennessee.

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

     On November 15, 2004 the Company established banking operations in Nashville, Tennessee, with the opening of its first full-service branch of Middle Tennessee Bank & Trust, which, like all of the Bank’s bank brands, operates within the Bank’s structure. This new branch in Davidson County, Tennessee expands the Company’s presence in the Middle Tennessee market and helps fill in the market between Sumner and Rutherford Counties.

     On December 10, 2004 the Company purchased three full-service branches from National Bank of Commerce located in Lawrence County Tennessee. This purchase (“NBC transaction”) fits strategically with the Bank’s operations in Rutherford and Sumner Counties, as well as the November, 2004 initiative into Davidson County.

Growth and Business Strategy

     The Company expects that, over the intermediate term, its growth from mergers and acquisitions, including acquisitions of both entire financial institutions and selected branches of financial institutions, will continue. De novo branching will also be a method of growth, particularly in high-growth and other demographically-desirable markets.

     The Company’s strategic plan outlines a geographic expansion policy within a 300-mile radius of its headquarters in Greene County, Tennessee. This policy could result in the Company expanding westward and eastward up to and including Nashville, Tennessee and Roanoke, Virginia, respectively, east/southeast up to and including the Piedmont area of North Carolina and western North Carolina, southward to northern Georgia and northward into eastern and central Kentucky. In particular, the Company believes the markets in and around Knoxville, Nashville and Chattanooga, Tennessee are highly desirable areas with respect to expansion and growth plans.

     In addition to the Company’s business model, which is summarized in the paragraphs above entitled “The Company” and “The Bank”, the Company is continuously investigating and analyzing other lines and areas of business. These include, but are not limited to, various types of insurance and real estate activities. Conversely, the Company frequently evaluates and analyzes the profitability, risk factors and viability of its various business lines and segments and, depending upon the results of these evaluations and analyses, may conclude to exit certain segments and/or business lines. Further, in conjunction with these ongoing evaluations and analyses, the Company may decide to sell, merge or close certain branch facilities.

Lending Activities

     General. The loan portfolio of the Company is composed of commercial, commercial and residential real estate and installment consumer loans. Such loans are primarily originated within the Company’s market areas of East and Middle Tennessee and are generally secured by residential or commercial real estate or business or personal property located in the counties of Greene, Washington, Hamblen, Sullivan, Hawkins, Blount, Knox, McMinn, Loudon, Monroe, Cocke, Sumner, Rutherford, Davidson and Lawrence Counties, Tennessee.

     Loan Composition. The following table sets forth the composition of the Company’s loans at December 31 for each of the periods indicated.

	2004	2003	2002	2001	2000
Commercial	$165,975	$134,823	$93,836	$96,122	$87,680
Commercial real estate	484,088	445,104	342,407	295,002	288,254
Residential real estate	319,713	295,528	233,128	210,489	218,007
Loans held for sale	1,151	3,546	6,646	7,945	1,725
Consumer	82,532	81,624	77,644	80,314	74,882
Other	4,989	6,134	14,938	13,779	12,493

Total	1,058,448	966,759	768,599	703,651	683,041

Less:
Unearned Income	(10,430)	(10,988)	(11,696)	(13,159)	(14,248)
Allowance for loan losses	(15,721)	(14,564)	(12,586)	(11,221)	(11,728)

Net loans	$1,032,297	$941,207	$744,317	$679,271	$657,065

     Loan Maturities. The following table reflects at December 31, 2004 the dollar amount of loans maturing based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity are reported as due in one year or less.

	Due in One	Due After One Year	Due After
	Year or Less	Through Five Years	Five Years	Total
Commercial	$101,785	$58,541	$5,649	$165,975
Commercial real estate	172,164	273,236	38,688	484,088
Residential real estate	41,968	102,082	175,663	319,713
Loans held-for-sale	1,151	—	—	1,151
Consumer	19,376	61,329	1,827	82,532
Other	3,619	1,123	247	4,989

Total	$340,063	$496,311	$222,074	$1,058,448

     The following table sets forth the dollar amount of the loans maturing subsequent to the year ending December 31, 2005 distinguished between those with predetermined interest rates and those with floating, or variable, interest rates.

	Fixed Rate	Variable Rate	Total
Commercial	$39,554	$24,636	$64,190
Commercial real estate	192,385	119,539	311,924
Residential real estate	157,902	119,843	277,745
Loans held-for-sale	—	—	—
Consumer	61,784	1,372	63,156
Other	1,209	161	1,370

Total	$452,834	$265,551	$718,385

     Commercial Loans. Commercial loans are made for a variety of business purposes, including working capital, inventory and equipment and capital expansion. At December 31, 2004, commercial loans outstanding totaled $165,975, or 16.08%, of the Company’s net loan portfolio. Such loans are usually amortized over one to seven years and generally mature within five years. Commercial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, financial strength of any guarantor, liquidity, leverage, management experience, ownership structure, economic conditions and industry-specific trends and collateral. The loan to value ratio depends on the type of collateral. Generally speaking, accounts receivable are financed between 70% and 80% of accounts receivable less than 90 days past due. If other collateral is taken to support the loan, the loan to value of accounts receivable may approach 85%. Inventory financing will range between 50% and 60% depending on the borrower and nature of inventory. The Company requires a first lien position for such loans. These types of loans are generally considered to be a higher credit risk than other loans originated by the Company.

     Commercial Real Estate Loans. The Company originates commercial loans, generally to existing business customers, secured by real estate located in the Company’s market area. At December 31, 2004, commercial real estate loans totaled $484,088 or 46.89%, of the Company’s net loan portfolio. Such loans are usually amortized over 10 to 20 years, generally mature within five years and are priced based in part upon the prime rate, as reported in The Wall Street Journal. Commercial real estate loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary source of repayment, financial strength of any guarantor, strength of the tenant (if any), liquidity, leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. Generally, the Company will loan up to 80-85% of the value of improved property, 65% of the value of raw land and 75% of the value of land to be acquired and developed. A first lien on the property and assignment of lease is required if the collateral is rental property, with second lien positions considered on a case-by-case basis.

     Residential Real Estate. The Company also originates one-to-four family, owner-occupied residential mortgage loans secured by property located in the Company’s primary market area. The majority of the Company’s residential mortgage loans consists of loans secured by owner-occupied, single-family residences.

At December 31, 2004, the Company had $319,713, or 30.97%, of its net loan portfolio in residential real estate loans. Residential real estate loans generally have a loan-to-value ratio of 85%. These loans are underwritten by giving consideration to the ability to pay, stability of employment or source of income, credit history and loan-to-value ratio. Home equity loans make up approximately 27% of residential real estate loans. Home equity loans may have higher loan-to-value ratios when the borrower’s repayment capacity and credit history conform to underwriting standards. Superior Financial extends sub-prime mortgages to borrowers who generally have a higher risk of default than mortgages extended by the Bank. Sub-prime mortgages totaled $12,314 or 3.85%, of the Company’s residential real estate loans at December 31, 2004.

     The Company sells most of its one-to-four family mortgage loans in the secondary market to Freddie Mac and other mortgage investors through the Bank’s mortgage banking operation. Sales of such loans to Freddie Mac and other mortgage investors totaled $49,892 and $78,478 during 2004 and 2003, respectively, and the related mortgage servicing rights were sold together with the loans.

     Installment Consumer Loans. At December 31, 2004, the Company’s installment consumer loan portfolio totaled $82,532, or 7.99%, of the Company’s total net loan portfolio. The Company’s consumer loan portfolio is composed of secured and unsecured loans originated by the Bank, Superior Financial and GCB Acceptance. The consumer loans of the Bank have a higher risk of default than other loans originated by the Bank. Further, consumer loans originated by Superior Financial and GCB Acceptance, which are finance companies rather than banks, generally have a greater risk of default than such loans originated by commercial banks and, accordingly, carry a higher interest rate. Superior Financial and GCB Acceptance installment consumer loans totaled approximately $29,919, or 36.25%, of the Company’s installment consumer loans at December 31, 2004. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

     Past Due, Special Mention, Classified and Nonaccrual Loans. The Company classifies its problem loans into three categories: past due loans, special mention loans and classified loans (both accruing and non-accruing interest).

     When management determines that a loan is no longer performing, and that collection of interest appears doubtful, the loan is placed on nonaccrual status. All loans that are 90 days past due are considered nonaccrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Management closely monitors all loans that are contractually 90 days past due, treated as “special mention” or otherwise classified or on nonaccrual status. Nonaccrual loans that are 120 days past due without assurance of repayment are charged off against the allowance for loan losses.

     The following table sets forth information with respect to the Company’s nonperforming assets at the dates indicated. At these dates, the Company did not have any restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.

	At December, 31
	2004	2003	2002	2001	2000
Loans accounted for on a nonaccrual basis	$6,242	$4,305	$7,475	$5,857	$4,813
Accruing loans which are contractually past due 90 days or more as to interest or principal payments	664	224	307	871	475

Total nonperforming loans	6,906	4,529	7,782	6,728	5,288
Real estate owned:
Foreclosures	1,353	3,599	4,805	2,589	1,937
Other real estate held and repossessed assets	213	627	767	623	350

Total nonperforming assets	$8,472	$8,755	$13,354	$9,940	$7,575

     The Company’s continuing efforts to resolve nonperforming loans occasionally include foreclosures, which result in the Company’s ownership of the real estate underlying the mortgage. If nonaccrual loans at December 31, 2004 had been current according to their original terms and had been outstanding throughout

2004, or since origination if originated during the year, interest income on these loans would have been approximately $244. Interest actually recognized on these loans during 2004 was not significant.

     Foreclosed real estate decreased $2,246 or 62.41% to $1,353 at December 31, 2004 from $3,599 at December 31, 2003. The real estate consists of 13 properties, of which three are commercial properties with a carrying value of $703, five are single family residential properties with a carrying value of $383, three are multi-family homes with a carrying value of $257 and two are vacant lots with a carrying value of $10. Management expects to liquidate these properties during 2005. Management has recorded these properties at fair value less estimated selling cost and the subsequent sale of such properties is not expected to result in any adverse effect on the Company’s results of operations, subject to business and marketing conditions at the time of sale. Other repossessed assets decreased $414, or 66.03% to $213 at December 31, 2004 from $627 at December 31, 2003. This decrease is primarily due to improved repossession results at Superior Financial and GCB Acceptance.

     Total impaired loans increased by $1,578 or 14.84%, from $10,632 at December 31, 2003 to $12,210 at December 31, 2004. This increase is primarily reflective of additional impaired loans in the Bank resulting from several commercial relationships placed on nonaccrual status and in the process of litigation or foreclosure action.

     At December 31, 2004, the Company had approximately $5,968 in loans that are not currently classified as nonaccrual or 90 days past due or otherwise restructured but which known information about possible credit problems of borrowers caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms. Such loans were considered classified by the Company and were composed primarily of various commercial, commercial real estate and consumer loans. These loans are adequately secured and management does not expect any material loss.

     Allowance for Loan Losses. The allowance for loan losses is maintained at a level which management believes is adequate to absorb all probable losses on loans then present in the loan portfolio. The amount of the allowance is affected by: (1) loan charge-offs, which decrease the allowance; (2) recoveries on loans previously charged-off, which increase the allowance; and (3) the provision of possible loan losses charged to income, which increases the allowance. In determining the provision for possible loan losses, it is necessary for management to monitor fluctuations in the allowance resulting from actual charge-offs and recoveries, and to periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions in an effort to evaluate portfolio risks. If actual losses exceed the amount of the allowance for loan losses, earnings of the Company could be adversely affected. The amount of the provision is based on management’s judgment of those risks. During the year ended December 31, 2004, the Company’s provision for loan losses increased slightly by $61, or 1.06%, to $5,836 from $5,775 for the year ended December 31, 2003, while the allowance for loan losses increased by $1,157, or 7.94%, to $15,721 at December 31, 2004 from $14,564 at December 31, 2003. Although the increase in provisions from 2003 to 2004 was modest, management nevertheless deemed that provisions in excess of net charge-offs were necessary in order to appropriately maintain the allowance to accommodate loan growth. In addition, the allowance for loan losses was increased by $363 in 2004 by the allowance acquired in the NBC transaction.

     The following is a summary of activity in the allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2004	2003	2002	2001	2000
Balance at beginning of year	$14,564	$12,586	$11,221	$11,728	$10,332
Reserve acquired in acquisition	363	1,340	—	—	—

Subtotal	14,927	13,926	11,221	11,728	10,332

Charge-offs:
Commercial	(1,538)	(1,007)	(1,216)	(411)	(429)
Commercial real estate	(1,044)	(664)	(956)	(997)	(537)

Subtotal	(2,582)	(1,671)	(2,172)	(1,408)	(966)

Residential real estate	(424)	(745)	(740)	(669)	(800)
Consumer	(3,962)	(4,381)	(4,736)	(5,753)	(6,022)
Other	(12)	—	—	—	—

Total charge-offs	(6,980)	(6,797)	(7,648)	(7,830)	(7,788)

Recoveries:
Commercial	304	195	54	11	43
Commercial real estate	66	92	239	54	137

Subtotal	370	287	293	65	180

Residential real estate	63	92	141	102	69
Consumer	1,504	1,281	1,514	1,197	926
Other	1	—	—	—	—

Total recoveries	1,938	1,660	1,948	1,364	1,175

Net charge-offs	(5,042)	(5,137)	(5,700)	(6,466)	(6,613)

Provision for loan losses	5,836	5,775	7,065	5,959	8,009

Balance at end of year	$15,721	$14,564	$12,586	$11,221	$11,728

Ratio of net charge-offs to average loans outstanding, net of unearned income, during the period	0.51%	0.64%	0.80%	0.94%	1.09%

Ratio of allowance for loan losses to nonperforming loans	227.64%	321.57%	161.73%	166.78%	221.79%

Ratio of allowance for loan losses to total loans, net of unearned income	1.50%	1.53%	1.68%	1.64%	1.76%

     Breakdown of allowance for loan losses by category. The following table presents an allocation among the listed loan categories of the Company’s allowance for loan losses at the dates indicated and the percentage of loans in each category to the total amount of loans at the respective year-ends.

	At December 31,
	2004		2003		2002		2001		2000
		Percent		Percent		Percent		Percent		Percent
		of loan		of loan in		of loan in		of loan in		of loan in
		in each		each		each		each		each
		category		category		category		category		category
Balance at end of period		to total		to total		to total		to total		to total
applicable to	Amount	loans	Amount	loans	Amount	loans	Amount(1)	loans	Amount(1)	loans
Commercial	$3,666	15.68%	$3,001	13.95%	$1,998	12.21%	$2,072	13.66%	$1,482	12.84%
Commercial real estate	5,939	45.73%	4,737	46.04%	3,961	44.56%	3,144	41.93%	4,443	42.20%
Residential real estate	1,922	30.21%	2,037	30.57%	2,031	30.33%	1,951	29.91%	2,067	29.90%
Loans held-for-sale	—	0.11%	—	0.37%	—	0.86%	—	1.13%	—	0.25%
Consumer	3,856	7.80%	4,080	8.44%	4,153	10.10%	3,581	11.41%	3,268	12.98%
Other	338	0.47%	709	0.63%	443	1.94%	473	1.96%	468	1.83%

Totals	$15,721	100.0%	$14,564	100.0%	$12,586	100.0%	$11,221	100.0%	$11,728	100.0%

(1)	Balances related to certain loan categories have been reclassified in prior years to reflect revised allocation methods used in 2002.

Investment Activities

     General. The Company maintains a portfolio of investments to provide liquidity and an additional source of income.

     Securities by Category. The following table sets forth the carrying value of the securities, by major categories, held by the Company at December 31, 2004, 2003 and 2002.

	At December 31,
	2004	2003	2002
Securities Held to Maturity:
U.S. Treasury securities and obligations of U.S. Government, corporations and agencies	$250	$748	$—
Obligations of state and political subdivisions	3,382	4,136	448
Corporate Securities	749	748	—

Total	$4,381	$5,632	$448

Securities Available for Sale:
U.S. Treasury securities and obligations of U.S. Government, corporations and agencies	$26,989	$24,720	$25,769
Obligations of state and political subdivisions	1,821	1,880	1,053
Trust Preferred Securities	6,508	6,599	6,500

Total	$35,318	$33,199	$33,322

     Maturity Distributions of Securities. The following table sets forth the distributions of maturities of securities at amortized cost as of December 31, 2004.

		Due After One	Due After Five
	Due in One Year	Year through	Years through 10	Due After
	or Less	Five Years	Years	10 Years	Total
US Treasury securities and Federal agency obligations – available for sale	$5,010	$15,522	$2,627	$3,889	$27,048
Federal agency obligations – held to maturity	250	—	—	—	250
Obligations of state and political subdivisions – available for sale	100	818	895	—	1,813
Obligations of state and political subdivisions – held to maturity	200	1,460	1,372	350	3,382
Other securities – available for sale	—	—	—	6,500	6,500
Other securities – held to maturity	—	491	258	—	749

Subtotal	$5,560	$18,291	$5,152	$10,739	$39,742

Market value adjustment on available-for- sale securities	(24)	(56)	(2)	39	(43)

Total	$5,536	$18,235	$5,150	$10,778	$39,699

Weighted average yield (a)	2.30%	3.21%	3.95%	5.20%	3.72%

(a)	Actual yields on tax-exempt obligations do not differ materially from yields computed on a tax equivalent basis.

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

     The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.

	Year Ended December 31,
	2004		2003		2002
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Types of deposits (all in domestic offices):
Noninterest-bearing demand deposits	$105,763	—	$73,432	—	$63,373	—
Interest-bearing demand deposits	272,382	0.59%	225,508	0.61%	217,249	1.06%
Savings deposits	63,732	0.26%	54,857	0.36%	51,854	0.95%
Time deposits	466,392	2.24%	384,836	2.87%	344,059	3.62%

Total deposits	$908,269		$738,633		$676,535

     The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2004.

Certificates of
Maturity Period	Deposits
Three months or less	$46,988
Over three through six months	22,110
Over six through twelve months	33,318
Over twelve months	43,809

Total	$146,225

Competition

     To compete effectively, the Company relies substantially on local commercial activity; personal contacts by its directors, officers, other employees and shareholders; personalized services; and its reputation in the communities it serves.

     According to data as of June 30, 2004 published by SNL Financial LC and using information from the FDIC, the Bank ranked as the largest independent commercial bank headquartered in East Tennessee, and its major market areas include Greene, Hamblen, Hawkins, Sullivan, Washington, Madison, Loudon, Blount, Knox, McMinn, Sumner, Rutherford, Davidson and Lawrence Counties, Tennessee and portions of Cocke, Monroe and Jefferson Counties, Tennessee. In Greene County, in which the Company enjoyed its largest deposit share as of June 30, 2004, there were seven commercial banks and one savings bank, operating 27 branches and holding an aggregate of approximately $840 million in deposits as of June 30, 2004. The following table sets forth the Bank’s deposit share, excluding credit unions, in each county in which it has a full-service branch(s) as of June 30, 2004, according to data published by the FDIC:

County[3]	Deposit Share
Greene, TN	33.34%
Lawrence, TN1	13.26%
Hawkins, TN	13.06%
Blount, TN	11.12%
Sumner, TN	7.04%
McMinn, TN	6.28%
Hamblen, TN	5.39%
Cocke, TN	4.97%
Madison, NC	4.59%
Washington, TN	4.35%
Loudon, TN	4.17%
Rutherford, TN	2.66%
Sullivan, TN	2.42%
Monroe, TN	1.84%
Knox, TN	0.08%
Bristol, VA	0.02%
Davidson, TN [2]	0.00%

[1]	The Company acquired three full-service branches in Lawrence County on December 10, 2004.

[2]	The de novo branch in Davidson County began operations on November 15, 2004.

[3]	Bristol, VA is deemed a city.

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

Employees

     As of December 31, 2004 the Company employed 474 full-time equivalent employees. None of the Company’s employees are presently represented by a union or covered under a collective bargaining agreement. Management considers relations with employees to be good.

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

     Bank Holding Company Regulation. The Company is registered as a bank holding company under the Bank Holding Company Act (the “Holding Company Act”) and, as such, is subject to supervision, regulation and examination by the Board of Governors of the FRB.

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

     The Holding Company Act, as amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act, generally permits the FRB to approve interstate bank acquisitions by bank holding companies without regard to any prohibitions of state law. See “Competition.”

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

     Bank holding companies like the Company are currently prohibited from engaging in activities other than banking and activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. The FRB’s regulations contain a list of permissible nonbanking activities that are closely related to banking or managing or controlling banks. A bank holding company must file an application or notice with the FRB prior to acquiring more than 5% of the voting shares of a company engaged in such activities. The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), however, greatly broadened the scope of activities permissible for bank holding companies. The GLB Act permits bank holding companies, upon election and classification as financial holding companies, to engage in a broad variety of activities “financial” in nature. The Company has not filed an election with the FRB to be a financial holding company, but may chose to do so in the future.

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

     Extensions of Credit. Under joint regulations of the federal banking agencies, including the FDIC, banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. A bank’s real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the “Interagency Guidelines”) that have been adopted by the federal banking regulators. The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the loan-to-value limits specified in the Guidelines for the various types of real estate loans. The Interagency Guidelines state that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits. The aggregate amount of loans in excess of the supervisory loan-to-value limits, however, should not exceed 100% of total capital, and the total of such loans secured by commercial, agricultural, multifamily and other non-one-to-four family residential properties should not exceed 30% of total capital.

     Federal Deposit Insurance. The deposits of the Bank are insured by the FDIC to the maximum extent provided by law, and the Bank is subject to FDIC deposit insurance assessments. The FDIC has established a risk-based deposit insurance assessment system for insured depository institutions, under which insured institutions are assigned assessment risk classifications based upon capital levels and supervisory evaluations. Insurance assessment rates for BIF-insured banks such as the Bank depend on the capital category and supervisory category to which a bank is assigned and currently range from $0.00 to $0.27 per $100 of insured deposits.

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

     Capital Requirements. The FRB has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies, and the FDIC has established similar guidelines for state-chartered banks, such as the Bank, that are not members of the FRB. The regulations of the FRB and FDIC impose two sets of capital adequacy requirements: minimum leverage rules, which require the maintenance of a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At December 31, 2004, the Company and the Bank satisfied the minimum required regulatory capital requirements. See Note 11 of Notes to Consolidated Financial Statements.

     The FDIC has issued final regulations that classify insured depository institutions by capital levels and require the appropriate federal banking regulator to take prompt action to resolve the problems of any insured institution that fails to satisfy the capital standards. Under such regulations, a “well-capitalized” bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. As of December 31, 2004, the Bank was “well-capitalized” as defined by the regulations. See Note 11 of Notes to Consolidated Financial Statements for further information.

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

     USA Patriot Act. The President of the United States signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “Patriot Act”), into law on October 26, 2001. The Patriot Act establishes a wide variety of new and enhanced ways of combating international terrorism. The provisions that affect banks (and other financial institutions) most directly are contained in Title III of the act. In general, Title III amends current law — primarily the Bank Secrecy Act — to provide the Secretary of Treasury (the “Treasury”) and other departments and agencies of the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes.

     Among other things, the Patriot Act prohibits financial institutions from doing business with foreign “shell” banks and requires increased due diligence for private banking transactions and correspondent accounts for foreign banks. In addition, financial institutions will have to follow new minimum verification of identity standards for all new accounts and will be permitted to share information with law enforcement authorities under circumstances that were not previously permitted. These and other provisions of the Patriot Act became effective at varying times and the Treasury and various federal banking agencies are responsible for issuing regulations to implement the new law.

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

ITEM 2. PROPERTIES

     At December 31, 2004, the Company maintained a main office in Greeneville, Tennessee in a building it owns, 41 full-service bank branches (of which thirty-two are owned premises and nine are in leased premises) and a leased office for trust and money management functions. In addition, the Bank’s subsidiaries operate from nine separate locations, all of which are leased.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 2004 to a vote of security holders of the Company through a solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     On March 11, 2005, Greene County Bancshares had 7,650,816 shares of common stock outstanding. The Company’s shares are traded on the Nasdaq National Market, under the symbol GCBS. As of March 11, 2005, the Company estimates that it had approximately 2,807 shareholders, including approximately 2,078 shareholders of record and approximately 729 beneficial owners holding shares in nominee or “street” name.

     The following table shows the high and low bid price information for the Company’s common stock on the Nasdaq National Market for 2004 and 2003. The table also sets forth the dividends per share paid each quarter during 2004 and 2003.

	High/Low Bid Price	Dividends Paid
	During Quarter (1)	Per Share(1)
2004:
First quarter	$24.64 / 21.11	$0.12
Second quarter	23.86 / 20.47	0.12
Third quarter	24.02 / 22.25	0.12
Fourth quarter	27.70 / 23.50	0.25

		$0.61

2003:
First quarter	$25.87 / 18.46	$0.12
Second quarter	32.00 / 18.87	0.12
Third quarter	27.01 / 20.12	0.12
Fourth quarter	25.99 / 22.00	0.23

		$0.59

(1)	For information regarding restrictions on the payment of dividends by the Bank to the Company, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity and Capital Resources” in this Annual Report. See also Note 11 of Notes to Consolidated Financial Statements.

The Company made no repurchases of its common stock during the quarter ended December 31, 2004.

ITEM 6. SELECTED FINANCIAL DATA

	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Total interest income	$65,076	$56,737	$59,929	$67,964	$67,696
Total interest expense	16,058	15,914	18,680	28,463	29,143

Net interest income	49,018	40,823	41,249	39,501	38,553
Provision for loan losses	(5,836)	(5,775)	(7,065)	(5,959)	(8,009)

Net interest income after provision for loan losses	43,182	35,048	34,184	33,542	30,544
Noninterest income:
Investment securities gains	—	—	46	—	—
Other income	13,028	11,588	10,484	9,593	6,568
Noninterest expense	(36,983)	(30,618)	(29,199)	(28,665)	(29,393)

Income before income taxes	19,227	16,018	15,515	14,470	7,719
Income tax expense	(7,219)	(5,781)	(5,702)	(5,047)	(2,206)

Net income	$12,008	$10,237	$9,813	$9,423	$5,513

Per Share Data:[1]
Net income, basic	$1.57	$1.48	$1.44	$1.38	$0.81
Net income, assuming dilution	$1.55	$1.47	$1.43	$1.38	$0.80
Dividends declared	$0.61	$0.59	$0.58	$0.56	$0.55
Book value	$14.22	$13.31	$10.94	$10.06	$9.24
Tangible book value[2]	$11.12	$10.57	$10.53	$9.64	$9.01

Financial Condition Data:
Assets	$1,233,403	$1,108,522	$899,396	$811,612	$789,117
Loans, net	$1,032,297	$941,207	$744,317	$679,271	$657,065
Cash and investments	$76,637	$80,910	$61,980	$57,470	$76,816
Federal funds sold	$39,921	$5,254	$39,493	$25,621	$8,130
Deposits	$988,022	$907,115	$719,323	$653,913	$648,641
Notes Payable	$85,222	$63,030	$82,359	$67,978	$59,949
Subordinated debentures	$10,310	$10,310	$—	$—	$—
Federal funds purchased and repurchase agreements	$13,868	$12,896	$10,038	$10,375	$4,713
Shareholders’ equity	$108,718	$101,935	$74,595	$68,627	$63,010
Tangible shareholders’ equity[2]	$85,023	$80,965	$71,799	$65,721	$61,413

Selected Ratios:
Interest rate spread	4.53%	4.59%	4.99%	4.98%	5.18%
Net yield on interest-earning assets	4.75%	4.83%	5.29%	5.41%	5.67%
Return on average assets	1.06%	1.12%	1.17%	1.20%	0.75%
Return on average equity	11.23%	12.59%	13.40%	13.96%	8.58%
Return on average tangible equity[2]	13.95%	13.38%	13.93%	14.30%	8.82%
Average equity to average assets	9.47%	8.87%	8.72%	8.59%	8.78%
Dividend payout ratio	38.86%	41.20%	40.31%	40.53%	68.22%
Ratio of nonperforming assets to total assets	0.69%	0.79%	1.48%	1.22%	0.96%
Ratio of allowance for loan losses to nonperforming assets	185.56%	166.35%	94.24%	112.89%	154.83%
Ratio of allowance for loan losses to total loans, net of unearned income	1.50%	1.53%	1.68%	1.64%	1.76%

[1]	Amounts have been restated to reflect the effect of the Company’s five-for-one stock split effected May 2001.

[2]	Tangible shareholders’ equity is shareholders’ equity less goodwill and intangible assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company’s results of operations for the year 2004 compared to 2003 reflected a 17.30% increase in net income and a 5.44% increase in earnings per share, assuming dilution, resulting primarily from a significant increase in net interest income, offset, in part, by substantial increases in noninterest expense. The increase in net interest income, reflecting primarily higher average loan balances, as well as the increases in noninterest expense, result principally from the Company’s expansion initiatives in late 2003 and throughout 2004.

     The Company’s results of operations for the year 2004 compared to 2003 also indicated further margin compression reflective of competitive loan and deposit pricing, as well as the controlled growth in higher-yielding subprime loans in the Bank’s subsidiaries. This margin compression was offset by the increase in average loan balances and the related increase in interest income resulting principally from the Company’s acquisition of IBC in late-2003.

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

     The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and the fair value of financial instruments and other accounts. Based on management’s calculation, an allowance of $15,721 or 1.50%, of total loans, net of unearned interest was an adequate estimate of losses within the loan portfolio as of December 31, 2004. This estimate resulted in a provision for loan losses on the income statement of $5,836 during 2004. If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected. For further discussion of the allowance for loan losses and a detailed description of the methodology management uses in determining the adequacy of the allowance, see “BUSINESS – Lending Activities – Allowance for Loan Losses” located earlier, and “Changes in Results of Operations – Provision for Loan Losses” located below.

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

Changes in Results of Operations

     Net income. Net income for 2004 was $12,008, an increase of $1,771, or 17.30%, as compared to net income of $10,237 for 2003. The increase is primarily attributable to an increase in net interest income of $8,195, or 20.07%, to $49,018 in 2004 from $40,823 in 2003 and resulted principally from higher average balances of loans. In addition, total noninterest income increased by $1,440, or 12.43%, to $13,028 in 2004 from $11,588 in 2003. The increase in noninterest income can be primarily attributed to a significant gain on the sale of OREO property, the gain on the sale of the Company’s credit card portfolio and higher fee income associated with additional volume of deposit-related activity. Offsetting, in part, these positive effects on net income was an increase in noninterest expense of $6,365, or 20.79%, to $36,983 in 2004 from $30,618 in 2003. The increase in noninterest expense resulted principally from the Company’s growth strategy reflected in the first full year of operations in Sumner and Rutherford Counties, Tennessee, resulting from the Company’s acquisition of Gallatin-based IBC in November, 2003, as well as the de novo branching initiative into Davidson County, Tennessee and the NBC transaction in Lawrence County, Tennessee, both of which occurred in the fourth quarter of 2004.

     Net income for 2003 was $10,237 an increase of $424, or 4.32%, as compared to net income of $9,813 for 2002. The increase is primarily attributable to an increase in noninterest income of $1,058, or 10.05%, to $11,588 in 2003 from $10,530 in 2002 and a reduction of $1,290, or 18.26%, in the provision for loan losses to $5,775 in 2003 from $7,065 in 2002. Offsetting, in part, these positive effects on net income was an increase in noninterest expense of $1,419, or 4.86%, to $30,618 in 2003 from $29,199 in 2002. The increase in noninterest income resulted primarily from fees related to deposit products, as well as additional income from the Company’s mortgage division. The reduction in the provision for loan losses resulted primarily from the decrease in the Company’s nonperforming assets during and as of the year ended December 31, 2003 as a result of improving credit quality in the Bank and Superior Financial. The increase in noninterest expense resulted principally from increases in communication/data transmission expenses, charges related to credit cards and various expenses related to collections and repossessions. As discussed in “BUSINESS – The Bank” located earlier, the Company completed its acquisition of Gallatin-based IBC in November, 2003. As the acquisition was consummated quite late in the year, it did not have a material effect on the Company’s earnings for the year ended December 31, 2003.

     Net Interest Income. The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors that affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. During 2004, net interest income was $49,018 as compared to $40,823 in 2003, an increase of 20.07%. The Company experienced good growth in average balances of interest-earning assets, with average total interest-earning assets increasing by $186,148, or 22.02%, to $1,031,640 in 2004 from $845,492 in 2003. Most of the growth occurred in loans, with average loan balances increasing by $185,947, or 23.21%, to $986,806 in 2004 from $800,859 in 2003. Average balances of most other interest-earning assets increased slightly. Average balances of total interest-bearing liabilities also increased in 2004 from 2003, with average total deposit balances increasing by $137,305, or 20.64%, to $802,506 in 2004 from $665,201 in 2003, as the Company emphasized various types of deposits as a loan funding source. The NBC transaction, which closed on December 10, 2004 and in which the Company acquired approximately $28,000 in loans and $69,000 in deposits, occurred sufficiently late in the year so that it had an immaterial effect on average balances of loans and deposits. All of the increase in net interest income in 2004 compared to 2003 related to the full-year effect of the late-2003 IBC acquisition, increased loan volume resulting primarily from the Company’s organic loan growth, the Company’s 2004 initiative into Davidson County, Tennessee, as well as the late-2004 NBC transaction.

     Beginning in the second half of 2004, the Federal Open Market Committee (“FOMC”) embarked upon a program to increase short-term interest rates at, according to the FOMC’s statements, a “pace that is likely to be measured.” As of December 31, 2004, the FMOC had increased short-term interest rates by 100 basis points. While the Company continues to maintain an interest rate risk position which is asset sensitive, a situation in which rate-sensitive assets reprice quicker than rate-sensitive liabilities, the FOMC’s commencement of increases in short-term interest rates in mid-2004 was not sufficient to compensate the Company for significant and sustained reductions in short-term interest rates beginning in early 2001, and the Company was unable to achieve upward momentum in the repricing of its major interest-earning assets. The Company’s aggressive loan pricing in order to obtain market share in new markets and increase share in existing markets further exacerbated this situation. In addition, management has been controlling the growth of higher-yielding subprime loans in the Bank’s subsidiaries and focusing on increasing the balances of its traditional commercial, commercial real estate and residential real estate loans, thus reducing the percentage of subprime loans in the Company’s portfolio. This trend in the loan portfolio mix also places pressure on loan yields. Consequently, the Company’s yield on average loans declined to 6.44% in 2004 from 6.92% in 2003, and the Company’s net interest margin declined to 4.75% in 2004 from 4.83% in 2003. This decline represents the sixth consecutive year of net interest margin declines. The Company’s net interest margin for the fourth quarter of 2004 was 4.81% compared to 4.82% and 4.69% for the third and second quarters of 2004, respectively. While management is cautiously optimistic that the Company’s net interest margin has stabilized and that further increases in short-term interest rates will enhance net interest margin, management notes that recent and intense competitive pressures with respect to deposit pricing have placed significant stress on the Company’s net interest margin. Further, in view of the Company’s asset-sensitive position, management anticipates declines in net interest margin if product mixes remain relatively unchanged and interest rates reverse their upward trend and begin to decline. In addition, even if interest rates remain stable, the Company’s net interest margin could decline slightly due to competitive pressures related to both loan and deposit pricing.

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

	2004			2003			2002
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans[1]
Real estate loans	$759,657	$44,124	5.81%	$612,528	$37,311	6.09%	$535,037	$37,139	6.94%
Commercial loans	145,870	7,685	5.27%	105,629	5,532	5.24%	93,525	5,724	6.12%
Consumer and other loans- net[2]	81,279	9,081	11.17%	82,702	9,516	11.51%	86,885	10,233	11.78%
Fees on loans	—	2,690		—	3,085		—	4,763

Total loans (including fees)	$986,806	$63,580	6.44%	$800,859	$55,444	6.92%	$715,447	$57,859	8.09%

Investment securities[3]
Taxable	$29,382	$1,040	3.54%	$28,297	$946	3.34%	$37,790	$1,490	3.94%
Tax-exempt[4]	4,569	164	3.59%	1,189	40	3.37%	787	25	3.18%
FHLB, Bankers Bank and other stock at cost	6,073	230	3.79%	5,378	193	3.59%	4,615	209	4.53%

Total investment securities	$40,024	$1,434	3.58%	$34,864	$1,179	3.38%	$43,192	$1,724	3.99%

Other short-term investments	4,810	62	1.29%	9,769	114	1.17%	21,339	346	1.62%

Total interest- earning assets	$1,031,640	$65,076	6.31%	$845,492	$56,737	6.71%	$779,978	$59,929	7.68%

Noninterest-earning assets:
Cash and due from banks	$32,430			$26,926			$22,615
Premises and equipment	34,795			27,879			25,776
Other, less allowance for loan losses	31,156			16,190			11,669

Total noninterest- earning assets	$98,381			$70,995			$60,060

Total assets	$1,130,021			$916,487			$840,038

[1]	Average loan balances include nonaccrual loans. Interest income collected on nonaccrual loans has been included.

[2]	Installment loans are stated net of unearned income.

[3]	The average balance of and the related yield associated with securities available for sale are based on the cost of such securities.

[4]	Tax exempt income has not been adjusted to tax-equivalent basis since it is not material.

	2004			2003			2002
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-bearing liabilities:
Deposits
Savings, NOW accounts and money markets	$336,114	$1,762	0.52%	$280,365	$1,576	0.56%	$269,103	$2,803	1.04%
Time deposits	466,392	10,437	2.24%	384,836	11,055	2.87%	344,059	12,463	3.62%

Total deposits	$802,506	$12,199	1.52%	$665,201	$12,631	1.90%	$613,162	$15,266	2.49%
Securities sold under repurchase agreements and short-term borrowings	15,903	162	1.02%	14,055	112	0.80%	17,133	192	1.12%
Subordinated debentures	10,310	466	4.52%	2,768	111	4.01%	—	—	—
Notes payable	75,311	3,231	4.29%	68,735	3,060	4.45%	63,014	3,222	5.11%

Total interest-bearing liabilities	$904,030	$16,058	1.78%	$750,759	$15,914	2.12%	$693,309	$18,680	2.69%

Non-interest-bearing liabilities:
Demand deposits	$105,763			$73,432			$63,373
Other liabilities	13,271			10,991			10,122

Total non-interesting bearing liabilities	$119,034			$84,423			$73,495

Shareholders’ equity	106,957			81,305			73,234

Total liabilities and shareholders’ equity	$1,130,021			$916,487			$840,038

Net interest income		$49,018			$40,823			$41,249

Margin analysis:
Interest rate spread			4.53%			4.59%			4.99%

Net yield on interest-earning assets (net interest margin)			4.75%			4.83%			5.29%

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

	2004 vs. 2003				2003 vs. 2002
			Rate/	Total			Rate/	Total
	Volume	Rate	Volume	Change	Volume	Rate	Volume	Change
Interest income:
Loans, net of unearned income	$12,873	$(3,844)	$(893)	$8,136	$6,907	$(8,328)	$(994)	$(2,415)
Investment securities:
Taxable	36	55	2	93	(374)	(227)	57	(544)
Tax — exempt	113	3	8	124	13	1	1	15
FHLB, Bankers Bank and other stock, at cost	25	12	1	38	19	(29)	(6)	(16)
Other short-term investments	(58)	12	(6)	(52)	(189)	(100)	57	(232)

Total interest income	12,989	(3,762)	(888)	8,339	6,376	(8,683)	(885)	(3,192)

Interest expense:
Savings, NOW accounts, and money market accounts	331	(123)	(22)	186	103	(1,276)	(54)	(1,227)
Time deposits	2,343	(2,443)	(518)	(618)	1,477	(2,579)	(306)	(1,408)
Short-term borrowings	2	41	7	50	(44)	(49)	13	(80)
Subordinated debentures	303	14	38	355	111	—	—	111
Notes payable	295	(113)	(11)	171	298	(417)	(43)	(162)

Total interest expense	3,274	(2,624)	(506)	144	1,945	(4,321)	(390)	(2,766)

Net interest income	$9,715	$(1,138)	$(382)	$8,195	$4,431	$(4,362)	$(495)	$(426)

     At December 31, 2004, loans outstanding and loans held for sale, net of unearned income and allowance for loan losses, were $1,032,297 compared to $941,207 at 2003 year end. The increase is, in part, due to the approximate $28,000 in loans acquired via the NBC transaction, as well as the combination of increased loan demand, our community-focused banking philosophy and competitive loan rates. Average outstanding loans, net of unearned interest, for 2004 were $986,806, an increase of 23.22% from the 2003 average of $800,859. Average outstanding loans for 2002 were $715,447. The growth in average loans for the past three years can be attributed to the Company’s continuing market expansion through the Company’s branch network, the IBC acquisition, the NBC transaction and aggressive programs with respect to loan production and pricing. The Company continued its branch expansion with the opening of a new full-service branch in Davidson County, Tennessee in November, 2004.

     Average investment securities for 2004 were $40,024 compared to $34,864 in 2003 and $43,192 in 2002. The increase of $5,160, or 14.80%, from 2003 to 2004 resulted primarily from the additional investment securities received via the IBC acquisition in the fourth quarter of 2003. The decrease of $8,328, or 19.28%, from 2002 to 2003 primarily reflects the Company’s channeling of liquidity into higher-yielding loans. In 2004, the average yield on investments was 3.58%, an increase from the 3.38% yield in 2003 and a decrease from the 3.99% yield in 2002. The increase in investment yield in 2004 compared to 2003 primarily reflects the positive effect of higher rates on the Company’s adjustable-rate investment securities, as well as the purchase of investment securities in a rising rate environment. Management believes this trend will continue if short-term interest rates continue to increase. Income provided by the investment portfolio in 2004 was $1,434 as compared to $1,179 in 2003 and $1,724 in 2002.

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

     The Company’s provision for loan losses increased $61, or 1.06%, to $5,836 in 2004 from $5,775 in 2003. In 2004, management determined that loss experience throughout the Company had essentially stabilized and declined slightly from levels experienced in 2003. Accordingly, while management concluded that the level of provisions in 2004 should not materially differ from the amount in 2003, management also deemed that provisions in excess of net charge-offs were necessary in order to appropriately maintain the allowance to accommodate loan growth. In 2004, net charge-offs in the Bank, Superior Financial and GCB Acceptance were $3,418, $524 and $1,100, respectively, totaling $5,042. In 2003, these net charge-offs were $2,652, $1,070 and $1,415, respectively, totaling $5,137. Management attributes the slight decrease in net charge-offs to an increase in loan quality and an improvement in the local and regional economy. Assuming no change in current economic trends, and based on information presently available, management anticipates that net charge-offs within the Company’s overall loan portfolios should continue at approximately the same rate and, in terms of percentages of total loans, may slightly decline.

     The ratio of nonperforming assets to total assets was 0.69% at December 31, 2004 and 0.79% at December 31, 2003. The ratio of the Company’s allowance for loan losses to nonperforming assets increased in 2004 to 185.56% from 166.35% in 2003. Total nonperforming loans increased $2,377, or 52.48%, to $6,906 at December 31, 2004 from $4,529 at December 31, 2003. Nonaccrual loans, which are nonperforming loans as to which the Bank no longer recognizes interest income, increased $1,937, or 44.99%, to $6,242 at December 31, 2004 from $4,305 at December 31, 2003. The increase is primarily due to several commercial relationships placed on nonaccrual status and in the process of litigation or foreclosure action. Management believes that these loans are adequately secured and does not anticipate any material losses. Note, however, that total impaired loans, which include substandard as well as nonaccrual loans, increased by $1,578, or 14.84%, from $10,632 at December 31, 2003 to $12,210 at December 31, 2004. The Company records a risk allocation allowance for loan losses on all loans in this category; further, the Company specifically records additional allowance amounts for individual loans when the circumstances so warrant. For further discussion of nonperforming assets as it relates to foreclosed real estate and impaired loans, see “BUSINESS – Lending Activities – Past Due, Special Mention, Classified and Nonaccrual Loans” located earlier.

     To further manage its credit risk on loans, the Company maintains a “watch list” of loans that, although currently performing, have characteristics that require closer supervision by management. At December 31, 2004, the Company had identified approximately $37,556 in loans that were placed on its “watch list,” an increase from the approximate $33,870 as of December 31, 2003. During 2002, management revised its policy to increase the number of distinguishing characteristics that causes a loan to be considered a “watch list” loan. Management believes the increased level of “watch list” loans is not an indication of further credit quality deterioration but, rather, is the result of the improved risk management processes.

     Noninterest Income. The generation of noninterest income, which is income that is not related to interest-earning assets and consists primarily of service charges, commissions and fees, has become more important as increases in levels of interest-bearing deposits and other liabilities make it more difficult to maintain interest rate spreads.

     Total noninterest income for 2004 increased to $13,028 as compared to $11,588 in 2003 and $10,530 in 2002. The largest components of noninterest income are service charges, commissions and fees, which totaled $9,074 in 2004, $7,898 in 2003 and $7,343 in 2002. The increase in 2004 primarily reflects additional fees generated from higher volume of deposit-related products. In addition, total noninterest income was further increased in 2004, compared to 2003, by significant net gains on the sale of other real estate owned (“OREO”) property in the amount of $400, and a non-recurring gain on the sale of the Company’s credit card portfolio in the amount $322 which is included in other noninterest income. These increases were offset, in part, by a decline in mortgage banking income in the Company’s mortgage division as a result of slowed refinancing activity, from $1,389 in 2003 to $704 in 2004.

     Noninterest Expense. Control of noninterest expense also is an important aspect in managing net income. Non-interest expense includes, among others, personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage and FDIC assessments. Total noninterest expense was $36,983 in 2004 compared to $30,618 in 2003 and $29,199 in 2002. The increase of $6,365, or 20.79%, in 2004 as compared to 2003 principally reflects increases in all categories primarily as a result of the late-2003 IBC acquisition, the Company’s Davidson County, Tennessee initiative and the NBC transaction.

     Professional services fees increased by $679, or 70.29%, to $1,645 in 2004 from $966 in 2003. The Company has spent significant time and resources in complying with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), and approximately one-half of the $679 increase is attributable to out-of-pocket costs associated with SOX compliance work. The remainder of the $679 increase is primarily attributable to the Company’s expansion strategies executed in 2004 and referenced above.

     Income Taxes. The Company’s effective income tax rate was 37.5% in 2004 compared to 36.1% in 2003 and 36.7% in 2002. The increased 2004 effective income tax rate relates to higher state income tax expense. It is likely that the 2005 effective income tax rate will approximate the 2004 effective rate.

Changes in Financial Condition

     Total assets at December 31, 2004 were $1,233,403, an increase of $124,881, or 11.27%, over total assets of $1,108,522 at December 31, 2003. This increase reflects an increase in loans, net, of $93,485, or 9.97%, to $1,031,146 at December 31, 2004 from $937,661 at December 31, 2003. The increase in loans can be attributed to the Company’s continued focus on generating good credit quality loans, competitive loan pricing and the addition of experienced lenders to the Company’s lending staff, as well as the NBC transaction and the Davidson County, Tennessee branch opening in late 2004. Average assets for 2004 also increased to $1,130,021, an increase of $213,534, or 23.30%, from the average asset balance of $916,487 for 2003. The increase in average assets is due primarily to the effect of the IBC acquisition that occurred late in 2003. Due primarily to the additional noninterest expense incurred as a result of the Company’s expansion strategies carried out during 2004 and the attendant increase in average assets, along with the continued decline in net interest margin, the Company’s return on average assets decreased in 2004 to 1.06% from 1.12% in 2003.

     Total assets at December 31, 2003 were $1,108,522, an increase of $209,126, or 23.25%, over total assets of $899,396 at December 31, 2002. This increase reflects an increase in loans, net, of $199,990, or 27.11%, to $937,661 at December 31, 2003 from $737,671 at December 31, 2002. A primary component of these increases stemmed from the IBC acquisition, which resulted in an increase in total assets and loans, net, in the approximate amounts of $189,000 and $109,000, respectively. Absent the IBC acquisition, total assets and loans, net, would have increased approximately $20,126 and $90,990, respectively. Average assets for 2003 also increased to $916,487, an increase of $76,449, or 9.10%, from the average asset balance of $840,038 for 2002. Because the IBC acquisition occurred late in the year, its effect on the increases in average balances for 2003 over 2002 is not considered material. This increase was primarily the result of an 11.94% increase in the average balance of loans to $800,859 in 2003 from $715,447 in 2002. Due primarily to the increase in average assets and the continued decline in net interest margin, the Company’s return on average assets decreased in 2003 to 1.12% from 1.17% in 2002.

     Earning assets consist of loans, investment securities and short-term investments that earn interest. Average earning assets during 2004 were $1,031,640, an increase of 22.02% from an average of $845,492 in 2003. The increase in average earnings assets is due primarily to the effect of the IBC acquisition that occurred late in 2003.

     Nonperforming loans include nonaccrual and classified loans. The Company has a policy of placing loans 90 days delinquent in nonaccrual status and charging them off at 120 days past due. Other loans past due that are well secured and in the process of collection continue to be carried on the Company’s balance sheet. For further information, see Note 1 of the Notes to Consolidated Financial Statements. The Company has aggressive collection practices in which senior management is significantly and directly involved.

     The Company maintains an investment portfolio to provide liquidity and earnings. Investments at December 31, 2004 had an amortized cost of $39,742 and a market value of $39,824 as compared to an amortized cost of $38,531 and market value of $39,045 at December 31, 2003. The Company invests principally in shorter-term, callable federal agency securities which, while usually generating a higher yield than non-callable securities, are at risk of being called in a declining interest rate environment. If the securities are called, the proceeds are typically invested at lower yields than those existing on the called securities. During 2004, approximately $9,800 of the Company’s securities were called and the proceeds were reinvested at lower yields. There are, however, certain advantages of investing in shorter-term, callable securities, including relative price stability, as compared to non-callable securities, with respect to changes in interest rates. As a consequence and, in combination with the shorter-term and adjustable securities in the remainder of the Company’s investment portfolio, the Company’s investments are less susceptible to significant changes in market value. An effect of this approach is reflected in the absence of any significant difference between the securities’ amortized cost and market value at December 31, 2004 and December 31, 2003.

     The Company’s deposits were $998,022 at December 31, 2004 which represents an increase of $90,907, or 10.02%, from the $907,115 of deposits at December 31, 2003. Noninterest bearing demand deposit balances increased 5.04% to $109,956 at December 31, 2004 from $104,683 at December 31, 2003. Average interest-bearing deposits increased $137,305, or 20.64%, to $802,506 in 2004 from $665,201 in 2003. The increase in average deposits is due primarily to the effect of the IBC acquisition that occurred late in 2003. The NBC transaction occurred late in the fourth quarter of 2004 and had an immaterial affect on average deposits for 2004. In 2003, average interest-bearing deposits increased $52,039, or 8.49%, over 2002. In addition to the IBC acquisition, these increases in deposits are also the result of the Company’s expansion into the Knoxville market, active marketing of money market accounts and certificates of deposits with competitive interest rates in order to fund loan growth and targeting the transactional accounts of selected municipalities.

     The Company’s continued ability to fund its loan and overall asset growth remains dependent upon the availability of deposit market share in the Company’s existing markets of East and Middle Tennessee. As of September 30, 2004, the total deposit base of Tennessee commercial banks had a weighted average rate of 1.28%. Management of the Company does not anticipate further significant growth in its deposit base unless it either offers interest rates well above its prevailing rate on average interest-bearing deposits of 1.52% or it acquires deposits from other financial institutions. During 2004, the premiums charged in Tennessee by selling financial institutions for deposit accounts ranged from 2.96% to 6.00%. If the Company takes action to increase its deposit base by offering above-market interest rates or by acquiring deposits from other financial institutions and thereby increases its overall cost of deposits, its net interest income could be adversely affected if it is unable to correspondingly increase the rates it charges on its loans. Should loan demand exceed deposit growth, the Company may increase its borrowings as a funding source. For further information see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources” located below.

     Interest paid on deposits in 2004 totaled $12,199, reflecting a 1.52% cost on average interest-bearing deposits of $802,506. In 2003, interest of $12,631 was paid at a cost of 1.90% on average deposits of $665,201. In 2002, interest of $15,266 was paid at a cost of 2.49% on average deposits of $613,162.

Liquidity and Capital Resources

     Liquidity. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s primary source of liquidity is dividends paid by the Bank. Applicable Tennessee statutes and regulations impose restrictions on the amount of dividends that may be declared by the Bank. Further, any dividend payments are subject to the continuing ability of the Bank to maintain compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a “well-capitalized” institution. In addition, the Company maintains borrowing availability with the Federal Home Loan Bank of Cincinnati (“FHLB”) approximating $35,502 at December 31, 2004. The Company also maintains federal funds lines of credit totaling $106,000 at eight correspondent banks of which $106,000 was available at December 31, 2004. The Company believes it has sufficient liquidity to satisfy its current operating needs.

     In 2004, operating activities of the Company provided $28,432 of cash flows, reflecting net income of $12,008 after taking into account non-cash operating expenses including $5,836 in provision for loan losses and amortization and depreciation of $3,273, and non-cash operating income, including $3,825 in the net change in accrued interest payable and other liabilities. Cash flows from operating activities were increased by the proceeds from the sale of held-for-sale loans of $49,892, offset by cash used to originate held-for-sale loans of $46,982.

     Investing activities, including lending, used $38,284 of the Company’s cash flows in 2004, a decrease of $25,052 from $63,336 in 2003. The NBC transaction provided $38,003 in net cash flows which was a significant factor in reducing the cash used in investing activities in 2004 as compared to 2003. Cash flows from investing activities also increased from the sale of other real estate in the amount of $3,714. These cash inflows were reduced by the cash used in the net increase in loans in the amount of $71,597. This use of cash declined $28,954 from the $100,551 used in 2003, reflecting a slight reduction in organic loan demand in 2004 compared to 2003 as interest rates began to increase in the second half of 2004. Additional uses of cash were the excess of purchases of securities available for sale over the maturities of securities in the amount of $1,365 and investment in premises and equipment of $4,044 reflecting the Company’s expansion initiatives.

     Net additional cash flows of $39,159 were provided by financing activities, an increase of $17,487 from the $21,672 in 2003. The financing cash flow activity in 2004 with respect to notes payable reflected a net source of funds in the amount of $22,192, as compared to a net use of funds in 2003 in the amount of $19,329, reflecting the Company’s election to rely more on FHLB advances to fund lending activity. Cash flows provided by the net change in deposits, excluding deposits totaling approximately $69,000 acquired in the late-2004 NBC transaction was $21,025, a decline of $12,732 from $33,757 in 2003. As in prior years, the Company’s cash flow from financing activities was decreased by the Company’s dividend payments during 2004 of $4,666.

     Capital Resources. The Company’s capital position is reflected in its shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of the Company’s net worth, soundness and viability. The Company’s capital continued to exceed regulatory requirements at December 31, 2004 and its record of paying dividends to its stockholders continued uninterrupted during 2004. Management believes the capital base of the Company allows it to take advantage of business opportunities while maintaining the level of resources deemed appropriate by management of the Company to address business risks inherent in the Company’s daily operations.

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

     The FRB has recently issued regulations which will allow continued inclusion of outstanding and prospective issuances of trust preferred securities as Tier 1 capital subject to stricter quantitative and qualitative limits than allowed under prior regulations. The new limits will phase in over a five-year transition period and would permit the Company’s trust preferred securities to continue to be treated as Tier 1 capital.

     Shareholders’ equity on December 31, 2004 was $108,718, an increase of $6,783, or 6.65%, from $101,935 on December 31, 2003. The increase in shareholders’ equity arises primarily from net income for 2004 of $12,008 ($1.55 per share, assuming dilution). This increase was offset in part by quarterly dividend payments during 2004 that totaled $4,666 ($.61 per share).

     On September 18, 2002 the Company announced that its Board of Directors had authorized the repurchase of up to $2,000 of the Company’s outstanding shares of common stock beginning in October 2002. The repurchase plan was renewed by the Board of Directors in September 2003. On June 4, 2004 the Company announced that its Board of Directors had approved an increase in the amount authorized to be repurchased from $2,000 to $5,000. The repurchase plan is dependent upon market conditions and there is no guarantee as to the exact number of shares to be repurchased by the Company. To date, the Company has purchased 25,700 shares at an aggregate cost of approximately $538 under this program which was renewed by the Company’s Board of Directors on November 15, 2004. The repurchase program will terminate on the earlier to occur of the Company’s repurchase of the total authorized dollar amount of the Company’s common stock or December 1, 2005.

     Risk-based capital regulations adopted by the FRB and the FDIC require both bank holding companies and banks to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure “Tier 1” capital (consisting of stockholders’ equity, less goodwill) and total capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital. At December 31, 2004, the Company and the Bank each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements. Actual capital levels and minimum levels (in millions) were:

					Minimum Amounts to
					be Well Capitalized
			Minimum Required		Under Prompt
			for Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Actual	Ratio (%)	Actual	Ratio (%)	Actual	Ratio (%)
2004
Total Capital (to Risk Weighted Assets)
Consolidated	$108.4	10.5	$83.0	8.0	$103.7	10.0
Bank	109.5	10.6	83.0	8.0	$103.7	10.0

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$95.4	9.2	$41.5	4.0	$62.2	6.0
Bank	96.5	9.3	41.5	4.0	62.2	6.0

Tier 1 Capital (to Average Assets)
Consolidated	$95.4	8.5	$45.1	4.0	$56.4	5.0
Bank	96.5	8.6	45.1	4.0	56.4	5.0

2003
Total Capital (to Risk Weighted Assets)
Consolidated	$103.0	10.9	$75.7	8.0	$94.7	10.0
Bank	103.8	11.0	75.2	8.0	94.7	10.0

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$91.1	9.6	$37.9	4.0	$56.8	6.0
Bank	91.3	9.7	37.9	4.0	56.8	6.0

Tier 1 Capital (to Average Assets)
Consolidated	$91.1	8.4	$43.4	4.0	$54.2	5.0
Bank	91.3	9.4	39.3	4.0	58.9	5.0

Off-Balance Sheet Arrangements

     At December 31, 2004, the Company had outstanding unused lines of credit and standby letters of credit totaling $234,358 and unfunded loan commitments outstanding of $96,418. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or, on a short-term basis, to borrow from the FHLB and/or purchase Federal funds from other financial institutions. At December 31, 2004, the Company had accommodations with upstream correspondent banks for unsecured Federal funds lines. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about the Company’s commitments as of December 31, 2004, which by their terms have contractual maturity dates subsequent to December 31, 2004:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total
Commitments to make loans – fixed	$50,569	$—	$—	$—	$50,569
Commitments to make loans – variable	45,849	—	—	—	45,849
Unused lines of credit	138,460	29,319	2,012	36,923	206,714
Letters of credit	16,918	10,726	—	—	27,644

Total	$251,796	$40,045	$2,012	$36,923	$330,776

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

     The Company’s current guidelines for risk management call for preventive measures if a gradual 200 basis point increase or decrease in short-term rates over the next 12 months would affect net interest income over the same period by more than 18.5%. The Company has been operating well within these guidelines. As of December 31, 2004 and 2003, based on the results of the independent consulting firm’s simulation model, the Company could expect net interest income to increase by approximately 11.32% and 9.97%, respectively, if short-term interest rates gradually increase by 200 basis points. Conversely, if short-term interest rates gradually decrease by 200 basis points, net interest income could be expected to decrease by approximately 14.26% and 12.73%, respectively.

     The scenario described above, in which net interest income increases when interest rates increase and decreases when interest rates decline, is typically referred to as being “asset sensitive” because interest-earning assets reprice at a faster pace than interest-bearing liabilities. At December 31, 2004, approximately 50% of the Company’s gross loans had adjustable rates. While management believes, based on its asset/liability modeling, that the Company is asset sensitive, it also believes that a rapid, significant and prolonged increase or decrease in rates could have a substantial adverse impact on the Company’s net interest margin.

     The Company’s net interest income simulation model incorporates certain assumptions with respect to interest rate floors on certain deposits and other liabilities. Further, given the relatively low interest rate environment, a 200 basis point downward shock could very well reduce the costs on some liabilities below zero. In these cases, the Company’s model incorporates constraints which prevent such a shock from simulating liability costs to zero.

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

     The Company’s current guidelines for risk management call for preventive measures if an immediate 200 basis point increase or decrease in interest rates would reduce the economic value of equity by more than 23%. The Company has been operating well within these guidelines. As of December 31, 2004 and 2003, based on the results of the independent national consulting firm’s simulation model and reviewed by the separate and independent national consulting firm, the Company could expect its economic value of equity to increase by approximately 12.77% and 10.05%, respectively, if short-term interest rates immediately increased by 200 basis points. Conversely, if short-term interest rates immediately decrease by 200 basis points, economic value of equity could be expected to decrease by approximately 17.06% and 14.15%, respectively. The higher percentage changes in economic value of equity as of December 31, 2004, compared to December 31, 2003, are primarily due to a combination of shorter effective asset lives and extended effective liability lives at December 31, 2004, compared to December 31, 2003, resulting in a more asset sensitive position in a rising rate environment.

Disclosure of Contractual Obligations

     In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes the Company’s significant fixed and determinable contractual obligations as of December 31, 2004:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total
Deposits without a stated maturity	$482,480	$—	$—	$—	$482,480
Certificate of deposits	344,015	125,545	45,344	638	515,542
Repurchase agreements	13,868	—	—	—	13,868
FHLB advances and notes payable	20,141	2,099	34,784	28,198	85,222
Subordinated debentures	—	—	—	10,310	10,310
Operating lease obligations	555	817	373	265	2,010
Deferred compensation	—	—	—	2,050	2,050
Purchase obligations	538	—	—	—	538

Total	$861,597	$128,461	$80,501	$41,461	$1,112,020

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

Effect of New Accounting Standards

     On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133. Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The adoption of SAB 105 did not have a material impact on the consolidated financial statements.

     In March 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The Issue provides guidance for determining whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. The recognition and measurement guidance for other-than-temporary impairment has been delayed by the issuance of FASB Staff Position EITF 03-1-1 on September 30, 2004. The adoption of Issue 03-1 did not result in any other-than-temporary impairment.

     In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality. The SOP also prohibits companies from “carrying over” or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of the SOP. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP is not expected to have a material impact on the Company’s financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending September 30, 2005. If we had included the cost of employee stock option compensation in our consolidated financial statements, our net income for the fiscal years ended December 31, 2004, 2003 and 2002 would have decreased by approximately $148, $106, and $100, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth on pages 18 through 32 of Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Asset/Liability Management” is incorporated herein by reference.

Management Report on Internal Control Over Financial Reporting

     Management of Greene County Bancshares, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(d) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

     Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2004.

     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.

     Dixon Hughes PLLC, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2004, and has issued an attestation report on the Company’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, which is included herein on page 35.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS
GREENE COUNTY BANCSHARES, INC.

     We have audited management’s assessment, included in the accompanying Greene County Bancshares, Inc. and Subsidiaries: Management’s Report on Internal Control over Financial Reporting, that Greene County Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Greene County Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that Greene County Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Also, in our opinion, Greene County Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Greene County Bancshares, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the period ended December 31, 2004, and our report dated February 25, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes PLLC

Atlanta, Georgia
February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND SHAREHOLDERS
GREENE COUNTY BANCSHARES, INC.

We have audited the accompanying consolidated balance sheet of Greene County Bancshares, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greene County Bancshares, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Greene County Bancshares’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2005 expressed unqualified opinions on both management’s assessment of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting.

/s/ Dixon Hughes PLLC

Atlanta, Georgia
February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Greene County Bancshares, Inc.
Greeneville, Tennessee

We have audited the accompanying consolidated balance sheet of Greene County Bancshares, Inc. as of December 31, 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greene County Bancshares, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Chizek and Company LLC

Oak Brook, Illinois
January 16, 2004

GREENE COUNTY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(Amounts in thousands, except share and per share data)

	2004	2003
ASSETS
Cash and due from banks	$30,727	$36,087
Federal funds sold	39,921	5,254

Cash and cash equivalents	70,648	41,341
Securities available for sale	35,318	33,199
Securities held to maturity (with a market value of $4,506 and $5,846)	4,381	5,632
Loans held for sale	1,151	3,546
Loans, net of unearned interest	1,046,867	952,225
Less: Allowance for loan losses	(15,721)	(14,564)

Net loans	1,031,146	937,661

Premises and equipment, net	35,591	33,886
FHLB, Bankers Bank, and other stock, at cost	6,211	5,992
Cash surrender value of life insurance	15,471	12,451
Goodwill	18,282	15,885
Core deposit intangible	5,413	5,085

Other assets	9,791	13,844

Total assets	$1,233,403	$1,108,522

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Noninterest-bearing deposits	$109,956	$104,683
Interest-bearing deposits	888,066	802,432

Total deposits	998,022	907,115

Repurchase agreements	13,868	12,896
FHLB advances and notes payable	85,222	63,030
Subordinated debentures	10,310	10,310
Accrued interest payable and other liabilities	17,263	13,236

Total liabilities	1,124,685	1,006,587

Shareholders’ equity
Common stock: $2 par, 15,000,000 shares authorized, 7,647,740 and 7,659,929 shares outstanding	$15,296	$15,320
Additional paid in capital	24,160	24,482
Retained earnings	69,289	61,947
Accumulated other comprehensive income (loss)	(27)	186

Total shareholders’ equity	108,718	101,935

Total liabilities and shareholders’ equity	$1,233,403	$1,108,522

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2004, 2003 and 2002
(Amounts in thousands, except share and per share data)

	2004	2003	2002
Interest income
Interest and fees on loans	$63,580	$55,444	$57,859
Taxable securities	1,040	947	1,490
Nontaxable securities	164	40	25
FHLB, Bankers Bank and other stock	230	192	209
Federal funds sold and other	62	114	346

Total interest income	65,076	56,737	59,929

Interest expense
Deposits	12,199	12,631	15,266
Federal funds purchased and repurchase agreements	162	112	192
Notes payable and subordinated debentures	3,697	3,171	3,222

Total interest expense	16,058	15,914	18,680
Net interest income	49,018	40,823	41,249

Provision for loan losses	5,836	5,775	7,065

Net interest income after provision for loan losses	43,182	35,048	34,184

Noninterest income
Service charges and fees	9,074	7,898	7,343
Mortgage banking income	704	1,389	923
Gain on sale of securities available for sale	—	—	46
Gain on sales of OREO and repossessed assets	400	96	—
Other	2,850	2,205	2,218

Total noninterest income	13,028	11,588	10,530

Noninterest expense
Salaries and employee benefits	19,189	16,664	17,046
Occupancy expense	2,948	2,337	2,130
Equipment expense	3,075	2,365	1,872
Professional services	1,645	966	879
Advertising	971	473	440
Loss on OREO and repossessed assets	—	—	448
Core deposit intangible amortization	624	254	162
Other	8,531	7,559	6,222

Total noninterest expense	36,983	30,618	29,199

Income before income taxes	19,227	16,018	15,515

Provision for income taxes	7,219	5,781	5,702

Net income	$12,008	$10,237	$9,813

Earnings per share:
Basic	$1.57	$1.48	$1.44
Diluted	$1.55	$1.47	$1.43

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2004, 2003 and 2002
(Amounts in thousands, except share and per share data)

				Accumulated
				Other	Total
		Additional		Compre-	Share-
	Common	Paid-in	Retained	hensive	holders’
	Stock	Capital	Earnings	Income (loss)	Equity
Balance, January 1, 2002	$13,638	$4,854	$50,071	$64	$68,627

Issuance of 1,650 shares under stock option plan	3	13	—	—	16
Dividends paid ($.58 per share)	—	—	(3,956)	—	(3,956)
Tax benefit from exercise of nonincentive stock options	—	3	—	—	3
Comprehensive income:
Net income	—	—	9,813	—	9,813
Change in unrealized gains (losses), net of reclassification and taxes	—	—	—	92	92

Total comprehensive income					9,905

Balance, December 31, 2002	13,641	4,870	55,928	156	74,595

Issuance of 3,275 shares under stock option plan	7	37	—	—	44
Issuance of 836,114 shares and stock options in an acquisition	1,672	19,575	—	—	21,247
Dividends paid ($.59 per share)	—	—	(4,218)	—	(4,218)
Comprehensive income:
Net income	—	—	10,237	—	10,237
Change in unrealized gains (losses), net of reclassification and taxes	—	—	—	30	30

Total comprehensive income					10,267

Balance, December 31, 2003	15,320	24,482	61,947	186	101,935

Common stock transactions:
Issuance of 13,511 shares under stock option plan	27	147	—	—	174
Repurchase of common stock, 25,700 shares	(51)	(487)	—	—	(538)
Tax Benefit from exercise of nonincentive stock options		18	—	—	18
Dividends ($.61 per share)	—	—	(4,666)	—	(4,666)
Comprehensive income:
Net income	—	—	12,008	—	12,008
Change in unrealized gains (losses), net of reclassification and taxes	—	—	—	(213)	(213)

Total comprehensive income					11,795

Balance, December 31, 2004	$15,296	$24,160	$69,289	$(27)	$108,718

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2004, 2003 and 2002
(Amounts in thousands, except share and per share data)

	2004	2003	2002
Cash flows from operating activities
Net income	$12,008	$10,237	$9,813
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	5,836	5,775	7,065
Depreciation and amortization	3,120	2,199	1,736
Security amortization and accretion, net	153	76	44
Gain on sale of securities available for Sale	—	—	(46)
FHLB stock dividends	(219)	(191)	(207)
Net gain on sale of mortgage loans	(515)	(1,066)	(584)
Originations of mortgage loans held for sale	(46,982)	(74,313)	(59,845)
Proceeds from sales of mortgage loans	49,892	78,478	61,728
Net (gain) losses from sales of fixed assets	41	40	(103)
Net (gain) loss on OREO and repossessed assets	(400)	(96)	448
Deferred tax expense (benefit)	572	182	(334)
Net changes:
Other assets	1,101	(75)	414
Accrued interest payable and other liabilities	3,825	(1,200)	2,364

Net cash from operating activities	28,432	20,046	22,493
Cash flows from investing activities
Net change in interest-bearing deposits with banks	—	—	1,100
Purchase of securities available for sale	(13,500)	(30,842)	(26,349)
Proceeds from sales of securities held for sale	—	—	3,790
Proceeds from maturities of securities held for sale	11,232	41,401	17,955
Proceeds from maturities of securities held to maturity	903	102	385
Increase in cash surrender value of life insurance	(3,021)	(3,219)	(1,474)
Net increase in loans	(71,597)	(100,551)	(80,637)
Net cash received in acquisitions	38,003	28,390	—
Proceeds from sale of other real estate	3,714	5,641	4,449
Improvement to other real estate	(6)	(71)	(31)
Proceeds from sale of fixed assets	32	81	587
Premises and equipment expenditures	(4,044)	(4,268)	(2,877)

Net cash from investing activities	(38,284)	(63,336)	(83,102)
Cash flows from financing activities
Net decrease in deposits	21,025	33,757	65,409
Net increase (decrease) in repurchase agreements	972	1,108	(337)
Proceeds from notes payable	219,950	234,064	120,000
Proceeds from subordinated debentures	—	10,310	—
Repayments of notes payable	(197,758)	(253,393)	(105,617)
Dividends paid	(4,666)	(4,218)	(3,956)
Proceeds from issuance of common stock	174	44	16
Repurchase of common stock	(538)	—	—

Net cash from financing activities	39,159	21,672	75,515

Net increase (decrease) in cash and cash equivalents	29,307	(21,618)	14,906
Cash and cash equivalents, beginning of year	41,341	62,959	48,053

Cash and cash equivalents, end of period	$70,648	$41,341	$62,959

Supplemental disclosures – cash and noncash
Interest paid	$16,681	$15,822	$19,634
Income taxes paid	5,524	4,375	4,820
Loans transferred to other real estate	5,102	6,529	7,952
Unrealized (loss) gain on available for sale securities, net of tax	(213)	186	156
Fair value of assets acquired	32,641	188,779	—
Fair value of liabilities acquired	70,104	158,476	—

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2004, 2003 and 2002

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Nature of Operations: The Company primarily provides financial services through its offices in Eastern, Middle and Southeastern Tennessee, Western North Carolina and Southwestern Virginia. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions.

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

Interest income includes amortization of purchase premium or discount and is recognized based upon the straight-line method. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Investments in Equity Securities Carried at Cost: Investment in Federal Home Loan Bank (“FHLB”) stock, which is carried at cost because it can only be redeemed at par, is a required investment based on the Bank’s amount of borrowing. The Bank also carries certain other equity investments at cost, which approximates fair value.

Loans: Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and cost, and allowance for loan losses.

Interest income is reported on the interest method over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Most consumer loans are charged off no later than 120 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal and interest is doubtful. Interest accrued but not collected is reversed against interest income when a loan is placed on nonaccrual status.

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2004, 2003 and 2002

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the asset useful lives on a straight-line basis. Buildings and related components have useful lives ranging from 10 to 40 years, while furniture, fixtures and equipment have useful lives ranging from 3 to 10 years. Leasehold improvements are amortized over the lesser of the life of the asset or lease term.

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2004, 2003 and 2002

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mortgage Banking Activities: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. The Company controls its interest rate risk with respect to mortgage loans held for sale and loan commitments expected to close by usually entering into agreements to sell loans. The Company records loan commitments related to the origination of mortgage loans held for sale to be accounted for as derivative instruments. The Company’s commitments are for fixed rated mortgage loans, generally last 60 to 90 days and are at market rates when initiated. The Company had $4,202 in outstanding loan commitment derivatives at December 31, 2004. Sales contract derivatives are entered into for amounts and terms offsetting the interest rate risk of loan commitment derivatives, and both are carried at their fair value with changes included in earnings. Substantially all of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts. The aggregate market value of mortgage loans held for sale considers the sales prices of such agreements. The Company also provides currently for any losses on uncovered commitments to lend or sell. The Company sells mortgage loans servicing released.

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

Other intangible assets consist of core deposit intangibles arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on a straight line method over their estimated useful lives, which range from seven to 15 years and are determined by an independent consulting firm.

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

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2004, 2003 and 2002

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Benefit Plans: Retirement plan expense is the amount contributed to the plan as determined by Board decision. Deferred compensation expense is recognized during the year the benefit is earned.

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

The fair value of each option grant is estimated on the date of grant with the following weighted-average assumptions used for grants in 2004 and 2003: dividend growth rate of 2.5% and 3.0%, risk-free interest rate of 4.11% and 4.10%, expected lives of seven years, and estimated volatility of 24.24% and 19.53%. No options were granted in 2002.

The following table illustrates the effect on net income and earnings per share if the fair value based method, using an option pricing model, had been applied to all outstanding and unvested awards in each period:

	Year ended December 31,
	2004	2003	2002
Net income, as reported	$12,008	$10,237	$9,813
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	24	23	10
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(172)	(129)	(110)

Pro forma net income	$11,860	$10,131	$9,713

Earnings per share:
Basic — as reported	$1.57	$1.48	$1.44

Basic — pro forma	$1.54	$1.46	$1.44

Diluted — as reported	$1.55	$1.47	$1.43

Diluted — pro forma	$1.53	$1.44	$1.43

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

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2004, 2003 and 2002

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

New Accounting Pronouncements: On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133. Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The adoption of SAB 105 did not have a material impact on the consolidated financial statements.

     In March 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The Issue provides guidance for determining whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. The recognition and measurement guidance for other-than-temporary impairment has been delayed by the issuance of FASB Staff Position EITF 03-1-1 on September 30, 2004. The adoption of Issue 03-1 did not result in any other-than-temporary impairment.

     In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality. The SOP also prohibits companies from “carrying over” or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of the SOP. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP is not expected to have a material impact on the Company’s financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) commencing with the quarter ending September 30, 2005. If the Company had included the cost of employee stock option compensation in our consolidated financial statements, its net income for the fiscal years ended December 31, 2004, 2003 and 2002 would have decreased by approximately $148, $106, and $100, respectively.

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2004, 2003 and 2002

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $8,376 and $6,654 was required to meet regulatory reserve and clearing requirements at year-end 2004 and 2003. These balances do not earn interest.

Segments: Internal financial reporting is primarily reported and aggregated in five lines of business, banking, mortgage banking, consumer finance, subprime automobile lending, and title insurance. Banking accounts for 90.9% of revenues for 2004.

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

Reclassifications: Certain items in prior year financial statements have been reclassified to conform to the 2004 presentation.

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2004, 2003 and 2002

NOTE 2 — SECURITIES

Securities are summarized as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost
Available for Sale
2004
U. S. Treasury and government agency	$21,594	$5	$(109)	$21,698
Obligations of states and political subdivisions	1,821	10	(1)	1,812
Mortgage-backed	5,395	57	(13)	5,351
Trust preferred securities	6,508	37	(29)	6,500

	$35,318	$109	$(152)	$35,361

2003
U. S. Treasury and government agency	$17,308	$59	$(37)	$17,286
Obligations of states and political subdivisions	1,880	65	—	1,815
Mortgage-backed	7,412	118	(4)	7,298
Trust preferred securities	6,599	99	—	6,500

	$33,199	$341	$(41)	$32,899

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
Held to Maturity
2004
U. S. Treasury and government agency	$250	$1	$—	$251
Obligations of states and political subdivisions	3,382	97	—	3,479
Other securities	749	27	—	776

	$4,381	$125	$—	$4,506

2003
U. S. Treasury and government agency	$748	$14	$—	$762
Obligations of states and political subdivisions	4,136	153	—	4,289
Other securities	748	47	—	795

	$5,632	$214	$—	$5,846

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2004, 2003 and 2002

NOTE 2 — SECURITIES (Continued)

Contractual maturities of securities at year-end 2004 are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale	Held to Maturity
	Fair	Carrying	Fair
	Value	Amount	Value
Due in one year or less	$5,087	$450	$451
Due after one year through five years	15,947	1,950	2,003
Due after five years through ten years	1,245	1,631	1,702
Due after ten years	7,644	350	350
Mortgage-backed securities	5,395	—	—

Total maturities	$35,318	$4,381	$4,506

Gross gains of $46 were recognized in 2002 from proceeds of $3,790 on the sale of securities available for sale. There were no security sales during 2004 and 2003.

Securities with a carrying value of $20,477 and $15,315 at year-end 2004 and 2003 were pledged for public deposits and securities sold under agreements to repurchase.

Securities with unrealized losses at year end 2004 and 2003 not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
2004
U. S. Treasury and government agency	$16,616	$(104)	$745	$(5)	$17,361	$(109)
Obligations of states and political subdivisions	994	(1)	—	—	994	(1)
Trust preferred securities	4,472	(29)	—	—	4,472	(29)
Mortgage-backed securities	2,115	(8)	207	(5)	2,322	(13)

Total temporarily impaired	$24,197	$(142)	$952	$(10)	$25,149	$(152)

2003
U. S. Treasury and government agency	$2,463	$(37)	$—	$—	$2,463	$(37)
Obligations of states and political subdivisions	—	—	—	—	—	—
Trust preferred securities	—	—	—	—	—	—
Mortgage-backed securities	—	—	234	(4)	234	(4)

Total temporarily impaired	$2,463	$(37)	$234	$(4)	$2,697	$(41)

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

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2004, 2003 and 2002

NOTE 3 — LOANS

Loans at year-end were as follows:

	2004	2003
Commercial	$165,975	$134,823
Commercial real estate	484,088	445,104
Residential real estate	319,713	295,528
Consumer	82,532	81,624
Other	4,989	6,134

	1,057,297	963,213

Less: Unearned interest income	(10,430)	(10,988)
Allowance for loan losses	(15,721)	(14,564)

	$1,031,146	$937,661

Activity in the allowance for loan losses is as follows:

	2004	2003	2002
Beginning balance	$14,564	$12,586	$11,221
Reserve acquired in acquisition	363	1,340	—
Provision for loan losses	5,836	5,775	7,065
Loans charged off	(6,980)	(6,797)	(7,648)
Recoveries of loans charged off	1,938	1,660	1,948

Balance, end of year	$15,721	$14,564	$12,586

Impaired loans were as follows:

	2004	2003	2002
Loans with allowance allocated	$12,210	$10,632	$9,557
Amount of allowance allocated	1,832	1,595	1,434
Average balance during the year	11,971	10,028	11,391
Interest income not recognized during impairment	244	166	220

Interest income actually recognized on these loans during 2004, 2003 and 2002 was not significant.

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2004, 2003 and 2002

NOTE 3 — LOANS (Continued)

Nonperforming loans were as follows:

	2004	2003
Loans past due 90 days still on accrual	$664	$224
Nonaccrual loans	6,242	4,305

Total	$6,906	$4,529

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

The aggregate amount of loans to executive officers and directors of the Company and their related interests was approximately $9,813 and $7,106 at year-end 2004 and 2003, respectively. During 2004 and 2003, new loans aggregating approximately $19,384 and $16,556, respectively, and amounts collected of approximately $16,677 and $17,544, respectively, were transacted with such parties.

NOTE 4 — PREMISES AND EQUIPMENT

Year-end premises and equipment follows:

	2004	2003
Land	$6,480	$6,344
Premises	24,232	21,121
Leasehold improvements	1,749	1,373
Furniture, fixtures and equipment	15,245	13,747
Automobiles	134	134
Construction in progress	128	2,849

	47,968	45,568
Accumulated depreciation	(12,377)	(11,682)

	$35,591	$33,886

Rent expense for operating leases was $537 for 2004, $477 for 2003, and $430 for 2002. Rent commitments under noncancelable operating leases were as follows, before considering renewal options that generally are present:

2005	$555
2006	438
2007	379
2008	226
2009	147
Thereafter	265

Total	$2,010

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2004, 2003 and 2002

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in the amount of goodwill is as follows:

	2004	2003
Beginning of year	$15,885	$2,053
Goodwill from acquisitions during year	2,397	13,832

End of year	$18,282	$15,885

Goodwill was no longer amortized starting in 2002; however, it is periodically evaluated for impairment and no impairment was recognized in 2004 or in 2003.

Core deposit and other intangibles

Core deposit intangibles had a gross carrying amount of $7,320 and $6,367 for years ended 2004 and 2003 and accumulated amortization of $1,907 and $1,282 for the same periods, respectively. Aggregate amortization expense was $624 for year ended 2004, $254 for year ended 2003 and $162 for year ended 2002. Core deposit intangibles of $953 and $4,596 were recorded during 2004 and 2003 respectively from acquisition transactions.

Estimated amortization expense for each of the next five years:

2005	$752
2006	642
2007	642
2008	642
2009	642

Total	$3,320

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2004, 2003 and 2002

NOTE 6 – DEPOSITS

Deposits at year-end were as follows:

	2004	2003
Noninterest-bearing demand deposits	$109,956	$104,683
Interest-bearing demand deposits	306,239	269,030
Savings deposits	66,284	60,597
Time deposits	515,543	472,805

Total deposits	$998,022	$907,115

Time deposits of $100 thousand or more were $146,225 and $133,303 at year-end 2004 and 2003.

Scheduled maturities of all time deposits for the next five years and thereafter were as follows:

2005	$344,612
2006	66,213
2007	58,859
2008	5,994
2009	39,146
Thereafter	719

The aggregate amount of deposits of executive officers and directors of the Company and their related interests was approximately $5,170 and $4,819 at year-end 2004 and 2003.

NOTE 7 — BORROWINGS

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

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2004, 2003 and 2002

NOTE 7 – BORROWINGS (Continued)

Information concerning securities sold under agreements to repurchase at year-end 2004 and 2003 is as follows:

	2004	2003
Average balance during the year	$14,460	$11,232
Average interest rate during the year	0.97%	0.66%
Maximum month-end balance during the year	$19,305	$14,381
Weighted average interest rate at year-end	1.74%	0.62%

FHLB advances and notes payable consist of the following at year-end:

	2004	2003
Short-term borrowings
Variable rate FHLB advance, 1.13%, Matured March, 2004	$—	$9,000

Fixed rate FHLB advance, 2.32% Maturing January, 2005	20,000	—

Total short-term borrowings	20,000	9,000

Long-term borrowings
Fixed rate FHLB advances, from 2.85% to 6.35%, Various maturities through September, 2018	13,922	2,730

Variable rate FHLB advances, from 4.56% to 5.76%, Maturities from November, 2008 to January, 2010	49,500	49,500

Fixed rate notes payable, interest due quarterly at 3.80%, principal due October, 2006	1,800	1,800

Total long-term borrowings	65,222	54,030

Total borrowings	$85,222	$63,030

Each advance is payable at its maturity date; however, prepayment penalties are required if paid before maturity. The variable rate advances are convertible to a 3-month LIBOR rate, at the discretion of the FHLB. The advances are collateralized by a required blanket pledge of qualifying mortgage, commercial, agricultural, and home equity lines of credit loans totaling $378,563 and $433,233 at year-end 2004 and 2003.

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2004, 2003 and 2002

NOTE 7 — BORROWINGS (Continued)

Scheduled maturities of FHLB advances and notes payable over the next five years and thereafter are:

Total
2005	$20,141
2006	1,946
2007	152
2008	5,148
2009	29,637
Thereafter	28,198

$85,222

At year-end 2004, the Company had approximately $106,000 of federal funds lines of credit available from correspondent institutions, $35,502 in unused lines of credit with the FHLB, and $85,150 of letters of credit with the FHLB.

In September 2003, the Company formed Greene County Capital Trust I (“GC Trust”). GC Trust issued $10,000 of variable rate trust preferred securities as part of a pooled offering of such securities. The Company issued $10,310 subordinated debentures to the GC Trust in exchange for the proceeds of the offering, which debentures represent the sole asset of GC Trust. The debentures pay interest quarterly at the three-month LIBOR plus 2.85% adjusted quarterly (4.92% and 3.99% at year-end 2004 and 2003, respectively). The Company may redeem the subordinated debentures, in whole or in part, beginning October 2008 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2033.

In accordance with FASB Interpretation No. 46R, GC Trust is not consolidated with the Company. Accordingly, the Company does not report the securities issued by the GC Trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the GC Trust. However, the Company has fully and unconditionally guaranteed the repayment of the variable rate trust preferred securities. These trust preferred securities currently qualify as Tier 1 capital for regulatory capital requirements of the Company.

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2004, 2003 and 2002

NOTE 8 — BENEFIT PLANS

The Company has a profit sharing plan which allows employees to contribute from 1% to 20% of their compensation. The Company contributes an additional amount at a discretionary rate established annually by the Board of Directors. Company contributions to the Plan were $713, $593 and $560 for 2004, 2003 and 2002 respectively.

Directors have deferred some of their fees for future payment, including interest. The amount accrued for deferred compensation was $2,068 and $1,848 at year-end 2004 and 2003. Amounts expensed under the plan were $294, $269 and $243 during 2004, 2003, and 2002. The Bank paid an interest rate of 10% on balances in the plan during 2004, 2003, and 2002. Related to these plans, the Company purchased single premium life insurance contracts on the lives of the related participants. The cash surrender value of these contracts is recorded as an asset of the Company.

NOTE 9 — INCOME TAXES

Income tax expense is summarized as follows:

	2004	2003	2002
Current – federal	$5,656	$5,008	$5,282
Current – state	991	591	754
Deferred — federal	477	152	(279)
Deferred — state	95	30	(55)

	$7,219	$5,781	$5,702

Deferred income taxes reflect the effect of “temporary differences” between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws. The tax effects of the primary temporary differences giving rise to the Company’s net deferred tax assets and liabilities are as follows:

	2004		2003
	Assets	Liabilities	Assets	Liabilities
Allowance for loan losses	$5,977	$—	$5,460	$—
Deferred compensation	1,116	—	981	—
Purchase accounting adjustments	—	(608)	198	—
Depreciation	—	(2,215)	—	(1,642)
FHLB dividends	—	(824)	—	(738)
Core deposit intangible	—	(1,887)	—	(1,854)
Unrealized (gain) loss on securities	17	—	—	(114)
Other	115	—	—	(148)

Total deferred income taxes	$7,225	$(5,534)	$6,639	$(4,496)

No valuation allowances were required relating to deferred tax assets at December 31, 2004 and 2003.

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2004, 2003 and 2002

NOTE 9 — INCOME TAXES (Continued)

A reconciliation of expected income tax expense at the statutory federal income tax rate of 35% with the actual effective income tax rates is as follows:

	2004	2003	2002
Statutory federal tax rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	3.7	2.1	2.6
Tax exempt income	(1.2)	(0.2)	(0.1)
Other	—	(0.8)	(0.8)

	37.5%	36.1%	36.7%

NOTE 10 — COMMITMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

Financial instruments with off-balance-sheet risk were as follows at year-end:

	2004	2003
Commitments to make loans – fixed	$50,569	$4,460
Commitments to make loans – variable	45,849	24,915
Unused lines of credit	206,714	128,996
Letters of credit	27,644	18,919

The fixed rate loan commitments have interest rates ranging from 3.25% to 8.49% and maturities ranging from one year to eighteen years. Letters of credit are considered financial guarantees under FASB Interpretation 45. These instruments are carried at fair value, which was immaterial at year-end 2004 and 2003.

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2004, 2003 and 2002

NOTE 11 — CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

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

At year-end, the capital requirements were met, as the Company and the Bank were considered well capitalized under regulations. Actual capital levels and minimum required levels (in millions) were:

					Minimum Amounts to
					be Well Capitalized
			Minimum Required		Under Prompt
			for Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Actual	Ratio (%)	Actual	Ratio (%)	Actual	Ratio (%)
2004
Total Capital (to Risk Weighted Assets)
Consolidated	$108.4	10.5	$83.0	8.0	$103.7	10.0
Bank	109.5	10.6	83.0	8.0	$103.7	10.0

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$95.4	9.2	$41.5	4.0	$62.2	6.0
Bank	96.5	9.3	41.5	4.0	62.2	6.0

Tier 1 Capital (to Average Assets)
Consolidated	$95.4	8.5	$45.1	4.0	$56.4	5.0
Bank	96.5	8.6	45.1	4.0	56.4	5.0

2003
Total Capital (to Risk Weighted Assets)
Consolidated	$103.0	10.9	$75.7	8.0	$94.7	10.0
Bank	103.8	11.0	75.2	8.0	94.7	10.0

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$91.1	9.6	$37.9	4.0	$56.8	6.0
Bank	91.3	9.7	37.9	4.0	56.8	6.0

Tier 1 Capital (to Average Assets)
Consolidated	$91.1	8.4	$43.4	4.0	$54.2	5.0
Bank	91.3	9.4	39.3	4.0	58.9	5.0

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

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2004, 2003 and 2002

NOTE 12 — STOCK OPTIONS

     The Company maintains a 2004 Long-Term Incentive Plan, pursuant to which 500,000 shares of common stock have been reserved for issuance to directors and employees of the Company and the Bank. The plan provides for the issuance of awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, deferred share units and performance awards. Stock options granted under the plan are typically granted at exercise prices equal to the fair market value of the Company’s common stock on the date of grant and typically have terms of ten years and vest at an annual rate of 20%.

The Company also had a stock option plan that was part of a key executive’s employment agreement, pursuant to which the Company granted to the key executive options to purchase 9,000 shares per year at one and one-half times year end book value. The options vested immediately on the grant date. Compensation expense associated with these options was $40 for 2004, $38 for 2003, and $17 for 2002. No expense for stock options to other key executives has been recorded, as the grant price equaled the market price of the stock at grant date. This plan was superceded by the new 2004 Long-Term Incentive Plan.

A summary of the Company’s option activity and related information for the years ended 2004, 2003, and 2002 is presented below:

	Key Executive		Other Key Executives		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
2004
Outstanding at beginning of year	63,000	$13.18	236,273	$21.35	299,273	$19.63
Granted	9,000	19.97	62,130	23.34	71,130	22.91
Exercised	—	—	(13,511)	12.90	(13,511)	12.90
Forfeited	—	—	(20,614)	24.75	(20,614)	24.75

Outstanding at end of year	72,000	$14.03	264,278	$21.98	336,278	$20.28

Options exercisable at year-end	72,000	$14.03	151,437	$22.23	223,437	$19.59

Fair value of each option granted during the year		$6.50		$6.28

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2004, 2003 and 2002

NOTE 12 – STOCK OPTIONS (Continued)

	Key Executive			Other Key Executives			Total
		Weighted			Weighted			Weighted
		Average			Average			Average
		Exercise			Exercise			Exercise
	Options	Price		Options	Price		Options	Price
2003
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

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2004, 2003 and 2002

NOTE 12 – STOCK OPTIONS (Continued)

Options outstanding at year-end 2004 were as follows:

	Outstanding			Exercisable
		Average			Average
		Weighted	Average		Weighted	Average
		Remaining	Weighted		Remaining	Weighted
	Number	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Outstanding	Life	Price
*$10.13 - $15.00	45,000	4.0	$12.15	45,000	4.0	$12.15
*$15.01 - $19.97	27,000	8.0	$17.16	27,000	8.0	$17.16
$12.00 - $15.00	32,007	5.2	$12.99	32,007	5.3	$12.99
$15.01 - $20.00	92,156	6.8	$18.05	44,562	6.0	$17.97
$20.01 - $25.00	79,930	7.7	$23.25	21,270	4.0	$23.00
$25.01 - $30.00	27,250	5.0	$30.00	27,250	5.0	$30.00
$ 30.01- $32.00	32,935	6.0	$32.00	26,348	6.0	$32.00

*	Granted in connection with compensation for the key executive.

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2004, 2003 and 2002

NOTE 13 — EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations are presented below.

	2004	2003	2002
Basic Earnings Per Share

Net income	$12,008	$10,237	$9,813

Weighted average common shares outstanding	7,652,099	6,916,351	6,819,722

Basic Earnings Per Share	$1.57	$1.48	$1.44

Diluted Earnings Per Share

Net income	$12,008	$10,237	$9,813

Weighted average common shares outstanding	7,652,099	6,916,351	6,819,722

Add: Dilutive effects of assumed conversions and exercises of stock options	82,236	69,596	27,737

Weighted average common and dilutive potential common shares outstanding	7,734,335	6,985,947	6,847,459

Diluted Earnings Per Share	$1.55	$1.47	$1.43

Stock options of 62,463, 69,602 and 113,693 were excluded from the 2004, 2003 and 2002 diluted earnings per share because their impact was antidilutive.

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2004, 2003 and 2002

NOTE 14 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value and estimated fair value of the Company’s financial instruments are as follows at year-end 2004 and 2003.

	2004		2003
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$70,648	$70,648	$41,341	$41,341
Securities available for sale	35,318	35,318	33,199	33,199
Securities held to maturity	4,381	4,506	5,632	5,846
Loans held for sale	1,151	1,165	3,546	3,612
Net loans	1,031,146	1,032,706	937,661	938,241
FHLB, Bankers Bank and other stock	6,211	6,211	5,992	5,992
Cash surrender value of life insurance	15,471	15,471	12,451	12,451
Accrued interest receivable	4,413	4,413	4,252	4,252

Financial liabilities:
Deposit accounts	$998,022	$1,004,482	$907,115	$915,550
Repurchase agreements	13,868	13,868	12,896	12,896
FHLB advances and notes payable	85,222	86,924	63,030	67,326
Subordinated debentures	10,310	11,087	10,310	10,677
Accrued interest payable	2,068	2,068	2,690	2,690

The following methods and assumptions were used to estimate the fair values for financial instruments. The carrying amount is considered to estimate fair value for cash and short-term instruments, demand deposits, liabilities for repurchase agreements, variable rate loans or deposits that reprice frequently and fully, and accrued interest receivable and payable. Securities available for sale fair values are based on quoted market prices or, if no quotes are available, on the rate and term of the security and on information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, the fair value is estimated by discounted cash flow analysis using current market rates for the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. Fair value of mortgage loans held for sale is based on current market price for such loans. Liabilities for FHLB advances and notes payable are estimated using rates of debt with similar terms and remaining maturities. The fair value of off-balance sheet items is based on current fees or costs that would be charged to enter into or terminate such arrangements which is not material. The fair value of commitments to sell loans is based on the difference between the interest rates committed to sell at and the quoted secondary market price for similar loans, which is not material.

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2004, 2003 and 2002

NOTE 15 — PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEETS
Years ended December 31, 2004 and 2003

	2004	2003
ASSETS
Cash and due from financial institutions	$646	$788
Investment in subsidiary	119,616	112,261
Cash surrender value of life insurance contracts	264	257
Other	1,210	1,433

Total assets	$121,736	$114,739

LIABILITIES
Subordinated debentures	$10,310	$10,310
Other liabilities	2,708	2,494

Total liabilities	13,018	12,804

Shareholders’ equity	108,718	101,935

Total liabilities and shareholders’ equity	$121,736	$114,739

STATEMENTS OF INCOME
Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Dividends from subsidiaries	$5,423	$4,218	$4,056
Other income	183	165	136
Interest expense	(536)	(182)	(78)
Other expense	(965)	(723)	(725)

Income before income taxes	4,105	3,478	3,389
Income tax benefit	(548)	(369)	(277)
Equity in undistributed net income of subsidiaries	7,355	6,390	6,147

Net income	$12,008	$10,237	$9,813

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2004, 2003 and 2002

NOTE 15 — PARENT COMPANY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENTS OF CASH FLOWS
Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Operating activities
Net income	$12,008	$10,237	$9,813
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiaries	(7,355)	(6,390)	(6,147)
Depreciation and amortization	110	110	110
Change in assets	(82)	(546)	1,169
Change in liabilities	214	107	(24)

Net cash from operating activities	4,895	3,518	4,921

Investing activities
Capital investment in bank subsidiary	—	(944)	—
Cash paid in acquisition	—	(9,056)	—
Increase in cash surrender value of life insurance	(7)	(12)	(11)

Net cash from investing activities	(7)	(10,012)	(11)

Financing activities
Dividends paid	(4,666)	(4,218)	(3,956)
Proceeds from issuance of common stock	174	44	16
Proceeds from subordinated debentures	—	10,310	—
Purchase of Treasury Stock	(538)	—	—

Net cash from financing activities	(5,030)	6,136	(3,940)

Net change in cash and cash equivalents	(142)	(358)	970

Cash and cash equivalents, beginning of year	788	1,146	176

Cash and cash equivalents, end of year	$646	$788	$1,146

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2004, 2003 and 2002

NOTE 16 — OTHER COMPREHENSIVE INCOME

Other comprehensive income components were as follows.

	2004	2003	2002
Unrealized holding gains and (losses) on securities available for sale, net of tax of ($131), $19 and $74, respectively	$(213)	$30	$120
Less reclassification adjustments for gains and losses later recognized in income, net of tax of ($17) in 2002	—	—	(28)

Other comprehensive income (loss)	$(213)	$30	$92

NOTE 17 — SEGMENT INFORMATION

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

		Other	Holding		Total
2004	Banking	Segments	Company	Eliminations	Segments
Net interest income	$43,361	$6,193	$(536)	$—	$49,018
Provision for loan losses	4,578	1,258	—	—	5,836
Noninterest income	12,243	1,661	183	(1,059)	13,028
Noninterest expense	32,557	4,520	965	(1,059)	36,983
Income tax expense	6,984	783	(548)	—	7,219

Segment profit	$11,485	$1,293	$(770)	$—	$12,008

Segment assets	$1,200,097	$31,186	$2,120	$—	$1,233,403

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2004, 2003 and 2002

NOTE 17 — SEGMENT INFORMATION (Continued)

		Other	Holding		Total
2003	Banking	Segments	Company	Eliminations	Segments
Net interest income	$34,506	$6,499	$(182)	$—	$40,823
Provision for loan losses	3,957	1,818	—	—	5,775
Noninterest income	10,453	2,086	165	(1,116)	11,588
Noninterest expense	26,202	4,808	724	(1,116)	30,618
Income tax expense	5,353	797	(369)	—	5,781

Segment profit	$9,447	$1,162	$(372)	$—	$10,237

Segment assets	$1,073,503	$32,541	$2,478	$—	$1,108,522

2002
Net interest income	$34,696	$6,631	$(78)	$—	$41,249
Provision for loan losses	3,805	3,260	—	—	7,065
Noninterest income	9,122	2,068	136	(796)	10,530
Noninterest expense	24,422	4,849	724	(796)	29,199
Income tax expense	5,754	225	(277)	—	5,702

Segment profit (loss)	$9,837	$365	$(389)	$—	$9,813

Segment assets	$862,668	$34,529	$2,199	$—	$899,396

Asset Quality Ratios

As of and for the period ended December 31, 2004	Bank	Other	Total
Nonperforming loans as a percentage of total loans, net of unearned income	0.60%	2.22%	0.66%
Nonperforming assets as a percentage of total assets	0.61%	2.90%	0.69%
Allowance for loan losses as a percentage of total loans, net of unearned income	1.27%	7.77%	1.50%
Allowance for loan losses as a percentage of nonperforming assets	176.54%	255.69%	185.56%
Net charge-offs to average total loans, net of unearned income	0.35%	5.04%	0.51%

As of and for the period ended December 31, 2003	Bank	Other	Total
Nonperforming loans as a percentage of total loans, net of unearned income	0.40%	2.18%	0.48%
Nonperforming assets as a percentage of total assets	0.68%	3.38%	0.79%
Allowance for loan losses as a percentage of total loans, net of unearned income	1.24%	8.59%	1.53%
Allowance for loan losses as a percentage of nonperforming assets	154.91%	239.41%	166.35%
Net charge-offs to average total loans, net of unearned income	0.33%	7.38%	0.64%

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2004, 2003 and 2002

NOTE 18 — SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data:

	For the three months ended
Summary of Operations	3/31/2004	6/30/2004	9/30/2004	12/31/2004
Interest income	$15,930	$15,869	$16,142	$17,135
Net interest income	11,880	11,983	12,412	12,743
Provision for loan losses	1,523	1,162	1,062	2,089
Income before income taxes	4,500	5,317	5,159	4,251
Net income	2,852	3,275	3,213	2,668

Basic earnings per share	0.37	0.43	0.42	0.35
Diluted earning per share	0.37	0.42	0.42	0.34
Dividends per common share	0.12	0.12	0.12	0.25
Average common shares outstanding	7,660,578	7,656,832	7,644,544	7,656,509
Average common shares outstanding – diluted	7,731,176	7,713,966	7,710,335	7,735,834

	For the three months ended
Summary of Operations	3/31/2003	6/30/2003	9/30/2003	12/31/2003
Interest income	$14,000	$14,082	$13,863	$14,792
Net interest income	9,805	10,053	10,157	10,808
Provision for loan losses	1,126	1,729	1,655	1,265
Income before income taxes	4,171	3,529	4,083	4,235
Net income	2,618	2,301	2,600	2,718

Basic earnings per share	0.38	0.34	0.38	0.38
Diluted earnings per share	0.38	0.33	0.38	0.37
Dividends per common share	0.12	0.12	0.12	0.23
Average common shares outstanding	6,820,540	6,822,235	6,823,315	7,196,208
Average common shares outstanding – diluted	6,880,168	6,905,852	6,894,097	7,268,187

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2004, 2003 and 2002

NOTE 19 – BUSINESS COMBINATION

On December 10, 2004, the Company completed the acquisition of three branches from National Bank of Commerce (“NBC”) located in Lawrence County, Tennessee. The primary reason for the acquisition related to the Company’s desire to expand its market share in the Middle Tennessee area. The Company paid a deposit premium of 4.5% for the branches, which resulted in the Company recording intangible assets of $3,349, all of which are deductible for tax purposes. The identifiable intangible asset associated with the fair value of the core deposit base, as determined by an independent consulting firm, was determined to be $952 and is being amortized as expense on a straight-line method over a seven-year period. The remaining intangible asset of $2,397 has been classified as goodwill, and thus will not be systematically amortized, but rather will be subject to an annual impairment test in accordance with SFAS No. 147, as described in Note 1 above. The amortization of the identifiable intangible asset is included in the accompanying Consolidated Statements of Income beginning on the acquisition date of December 10, 2004. Historical financial information related to the three branches while owned by NBC is not available, and thus pro forma results of operations have not been presented.

The following table summarizes the fair value of assets acquired and liabilities assumed at the date of acquisition.

Cash	$38,003
Loans, net	28,371
Premises and equipment	230
Goodwill	2,397
Core deposit intangible	953
Other assets	150

Total assets acquired	$70,104

Deposits	$69,882
Other liabilities	222

Total liabilities assumed	$70,104

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

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2004, 2003 and 2002

The following table summarizes the fair value of assets acquired and liabilities assumed at the date of acquisition.

Cash and due from banks	$7,951
Federal funds sold	29,495
Securities	16,354
FHLB stock	446
Loans, net	108,832
Premises and equipment	5,316
Goodwill	13,832
Core deposit intangible	4,596
Other assets	1,957

Total assets acquired	188,779
Deposits	(154,004)
Other liabilities	(4,472)

Total liabilities assumed	(158,476)

Net assets acquired	$30,303

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

	2003	2002
Net interest income	$46,388	$47,734

Net income	$10,255	$10,848

Basic earnings per share	$1.34	$1.42

Diluted earnings per share	$1.33	$1.41

(Continued)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

     There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, in connection with its assessment and evaluation of the effectiveness of its internal control over financial reporting, the Company made certain improvements to its internal control over financial reporting related to segregation of duties and review and approvals of certain transactions.

Management Report on Internal Control Over Financial Reporting

     The report of the Company’s management on the Company’s internal control over financial reporting is set forth on page 34 of this Annual Report on Form 10-K. The attestation of the Company’s registered public accounting firm related to the report is set forth on page 35 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning the Board of Directors of the Company, the information contained under the section captioned “Proposal 1 – Election of Directors” in the Company’s definitive Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders (the “ Proxy Statement”) is incorporated herein by reference.

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

     Information regarding the Company’s “audit committee financial expert” and its audit committee is incorporated herein by reference to the section captioned “Proposal 1 – Election of Directors — Meetings and Committees of the Board of Directors” in the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

     The information contained under the section captioned “Proposal 1 – Election of Directors — Executive Compensation and Other Benefits” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Proposal 1 – Election of Directors” in the Proxy Statement.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth certain information with respect to securities to be issued under the Company’s equity compensation plans as of December 31, 2004.

			(c)
	(a)	(b)	Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued upon	Exercise price of	future issuance under
	exercise of	Outstanding	equity compensation plans
	outstanding options,	Options, warrants	(excluding securities
Plan Category	warrants and rights	And rights	reflected in column (a))
Equity compensation plans approved by security holders	264,278	$21.98	500,000
Equity compensation plans not approved by security holders	72,000	$14.03	*

Total	232,347	$20.28	500,000

*R. Stan Puckett, the sole participant under this plan, which is a part of Mr. Puckett’s employment agreement, was awarded 9,000 options on January 9, 2004 which vested immediately and executed an amendment to the plan on January 23, 2004 which specifies that, subsequent to February 1, 2004, any option awards under the plan shall be made pursuant to an equity incentive plan or stock option plan approved by the Board of Directors and shareholders of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the sections captioned “Proposal 1 – Election of Directors” and “Certain Transactions” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The responses to this Item are incorporated herein by reference to the section captioned “Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company included in the Company’s 2004 Annual Report to the Shareholders (the “Annual Report”) are incorporated herein by reference from Item 8 of this Form 10-K. The remaining information appearing in the Annual Report is not deemed to be filed as part of this Form 10-K, except as expressly provided herein.

1.	Report of Independent Auditors.

2.	Consolidated Balance Sheets – December 31, 2004 and 2003.

3.	Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002.

4.	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002.

5.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.

6.	Notes to Consolidated Financial Statements.

(a)(2)	All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)	The following exhibits either are filed as part of this Report or are incorporated herein by reference:

3.1	Amended and Restated Charter – incorporated herein by reference to the Company’s Registration Statement on Form S-4 filed on August 11, 2003.

3.2	Amended and Restated Bylaws – incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed on July 30, 2004.

10.1	Employment Agreement and Amendment to Employment Agreement between the Company and R. Stan Puckett – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the years ended December 31, 1995 and December 31, 2003, respectively.*

10.2	Employment Agreement between the Company and Kenneth R. Vaught – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10.3	Employment Agreement between the Company and Ronald E. Mayberry – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10.4	Non-competition Agreement between the Company and R. Stan Puckett – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10.5	Non-competition Agreement between the Company and Kenneth R. Vaught – incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*

10.6	Greene County Bancshares, Inc. 2004 Long-Term Incentive Plan – incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed on April 30, 2004.*

10.7	Greene County Bancshares, Inc. Amended and Restated Deferred Compensation Plan for Non-employee Directors – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 17, 2004.*

10.8	Form of Stock Option Award Agreement.*

10.9	Deferred Fee Agreement between the Bank and John Tolsma dated December 13, 2004.*

10.10	Amendment and Restatement of the Greene County Bank Deferred Compensation Agreements dated March 11, 1997, March 1, 1999 and November 15, 2004 between the Bank and Philip M. Bachman dated March 11, 2005.*

10.11	Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated March 1, 1999 between the Bank and W.T. Daniels dated March 11, 2005.*

10.12	Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated March 1, 1999 between the Bank and Terry Leonard dated March 11, 2005.*

10.13	Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 1999 between the Bank and Charles S. Brooks dated March 11, 2005.*

10.14	Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 1999 between the Bank and Jerald K. Jaynes dated March 11, 2005.*

10.15	Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 2003 between the Bank and Charles H. Whitfield, Jr. dated March 11, 2005.*

10.16	Greene County Bank Executive Deferred Compensation Agreement between the Bank and R. Stan Puckett dated March 11, 2005.*

10.17	Greene County Bank Executive Deferred Compensation Agreement between the Bank and Kenneth R. Vaught dated March 11, 2005.*

10.18	Greene County Bank Executive Deferred Compensation Agreement between the Bank and Ronald E. Mayberry dated March 11, 2005.*

10.19	Greene County Bancshares, Inc. Change in Control Protection Plan – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 26, 2004.*

10.20	Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and Steve L. Droke – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 26, 2004.*

10.21	Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and Ronald E. Mayberry – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 26, 2004.*

10.22	Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and William F. Richmond – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 26, 2004.*

11.1	Statement re Computation of Per Share Earnings – incorporated by reference to Note 13 of the Notes to Consolidated Financial Statements herein.

21.1	Subsidiaries of the Company

23.1	Consent of Dixon Hughes PLLC

23.2	Consent of Crowe Chizek and Company LLC

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________

* Management contract or compensatory plan.

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

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated herein by reference.

(c)	Financial Statements and Financial Statement Schedules Excluded From Annual Report. There are no financial statements and financial statement schedules which were excluded from the Annual Report pursuant to Rule 14a-3(b)(1) which are required to be included herein.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENE COUNTY BANCSHARES, INC.

Date: March 11, 2005	By:	/s/ R. Stan Puckett

R. Stan Puckett
Chairman of the Board and
Chief Executive Officer
(Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

SIGNATURE AND TITLE:	DATE:

/s/ R. Stan Puckett

R. Stan Puckett
Chairman of the Board and Chief Executive Officer	March 11, 2005
(Principal Executive Officer)

/s/ Kenneth R. Vaught

Kenneth R. Vaught	March 11, 2005
President, Chief Operating Officer, and Director

/s/ Ronald E. Mayberry

Ronald E. Mayberry
Regional President, Sumner, Rutherford and Lawrence Counties, and Director	March 11, 2005

/s/ William F. Richmond

William F. Richmond
Senior Vice President, Chief Financial Officer and Assistant Secretary	March 11, 2005
(Principal Financial and Accounting Officer)

/s/ Phil M. Bachman

Phil M. Bachman	March 11, 2005
Director and Secretary

/s/ Charles S. Brooks

Charles S. Brooks	March 11, 2005
Director

SIGNATURE AND TITLE:	DATE:

Bruce Campbell Director

/s/ W. T. Daniels

W.T. Daniels	March 11, 2005
Director

/s/ Robin Haynes

Robin Haynes	March 11, 2005
Director

/s/ Jerald K. Jaynes

Jerald K. Jaynes	March 11, 2005
Director

/s/ Terry Leonard

Terry Leonard	March 11, 2005
Director

/s/ John Tolsma

John Tolsma	March 11, 2005
Director

/s/ Charles H. Whitfield, Jr.

Charles H. Whitfield, Jr.	March 11, 2005
Director

EXHIBIT INDEX

3.1	Amended and Restated Charter – incorporated herein by reference to the Company’s Registration Statement on Form S-4 filed on August 11, 2003.

3.2	Amended and Restated Bylaws – incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed on July 30, 2004.

10.1	Employment Agreement and Amendment to Employment Agreement between the Company and R. Stan Puckett – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the years ended December 31, 1995 and December 31, 2003, respectively.*

10.2	Employment Agreement between the Company and Kenneth R. Vaught – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10.3	Employment Agreement between the Company and Ronald E. Mayberry – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10.4	Non-competition Agreement between the Company and R. Stan Puckett – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10.5	Non-competition Agreement between the Company and Kenneth R. Vaught – incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*

10.6	Greene County Bancshares, Inc. 2004 Long-Term Incentive Plan – incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed on April 30, 2004.*

10.7	Greene County Bancshares, Inc. Amended and Restated Deferred Compensation Plan for Non-employee Directors – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 17, 2004.*

10.8	Form of Stock Option Award Agreement.*

10.9	Deferred Fee Agreement between the Bank and John Tolsma dated December 13, 2004.*

10.10	Amendment and Restatement of the Greene County Bank Deferred Compensation Agreements dated March 11, 1997, March 1, 1999 and November 15, 2004 between the Bank and Philip M. Bachman dated March 11, 2005.*

10.11	Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated March 1, 1999 between the Bank and W.T. Daniels dated March 11, 2005.*

10.12	Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated March 1, 1999 between the Bank and Terry Leonard dated March 11, 2005.*

10.13	Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 1999 between the Bank and Charles S. Brooks dated March 11, 2005.*

10.14	Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 1999 between the Bank and Jerald K. Jaynes dated March 11, 2005.*

10.15	Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 2003 between the Bank and Charles H. Whitfield, Jr. dated March 11, 2005.*

10.16	Greene County Bank Executive Deferred Compensation Agreement between the Bank and R. Stan Puckett dated March 11, 2005.*

10.17	Greene County Bank Executive Deferred Compensation Agreement between the Bank and Kenneth R. Vaught dated March 11, 2005.*

10.18	Greene County Bank Executive Deferred Compensation Agreement between the Bank and Ronald E. Mayberry dated March 11, 2005.*

10.19	Greene County Bancshares, Inc. Change in Control Protection Plan – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 26, 2004.*

10.20	Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and Steve L. Droke – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 26, 2004.*

10.21	Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and Ronald E. Mayberry – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 26, 2004.*

10.22	Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and William F. Richmond – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 26, 2004.*

11.1	Statement re Computation of Per Share Earnings – incorporated by reference to Note 13 of the Notes to Consolidated Financial Statements herein.

21.1	Subsidiaries of the Company

23.1	Consent of Dixon Hughes PLLC

23.2	Consent of Crowe Chizek and Company LLC

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________

* Management contract or compensatory plan.