Form 10-Q
period 2005-03-31
GREENE COUNTY BANCSHARES INC
filed 2005-05-05
CIK 764402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Registrant's telephone number, including area code: (423) 639-5111

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X    NO____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) YES X   NO___

As of May 5, 2005, the number of shares outstanding of the issuer’s common stock was: 7,650,816.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Registrant and its wholly owned subsidiaries are as follows:

Condensed Consolidated Balance Sheets - March 31, 2005 and December 31, 2004.

Condensed Consolidated Statements of Income and Comprehensive Income - For the three months ended March 31, 2005 and 2004.

Condensed Consolidated Statement of Stockholders’ Equity - For the three months ended March 31, 2005.

Condensed Consolidated Statements of Cash Flows - For the three months ended March 31, 2005 and 2004.

Notes to Condensed Consolidated Financial Statements.

GREENE COUNTY BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2005 and December 31, 2004
(Amounts in thousands, except share and per share data)

	(Unaudited) March 31, 2005	December 31, 2004*
ASSETS

Cash and due from banks	$30,440	$30,727

Federal funds sold	41,627	39,921

Securities available for sale	49,538	35,318

Securities held to maturity (with a market value of $3,988 and $4,506)	3,931	4,381

FHLB, Bankers Bank and other stock, at cost	6,272	6,211

Loans held for sale	1,952	1,151

Loans	1,114,731	1,046,867

Less: Allowance for loan losses	(16,564)	(15,721)

Net loans	1,098,167	1,031,146

Premises and equipment, net	35,590	35,591

Goodwill and other intangible assets	23,507	23,695

Other assets	29,339	25,262

Total assets	$1,320,363	$1,233,403

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities

Deposits	$1,074,313	$998,022

Repurchase agreements	15,117	13,868

FHLB advances and notes payable	95,187	85,222

Subordinated debentures	10,310	10,310

Accrued interest payable and other liabilities	14,767	17,263

Total liabilities	1,209,694	1,124,685

Shareholders’ equity
Common stock: $2 par, 15,000,000 shares authorized, 7,650,816 and 7,647,740 shares outstanding	15,302	15,296

Additional paid-in capital	24,201	24,160

Retained earnings	71,306	69,289

Accumulated other comprehensive income (loss)	(140)	(27)

Total shareholders’ equity	110,669	108,718

Total liabilities and shareholders’ equity	$1,320,363	$1,233,403

* Condensed from audited consolidated financial statements.

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2005 and 2004
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)

Interest income
Interest and fees on loans	$18,079	$15,525
Investment securities	473	386
Federal funds sold and interest-earning deposits	183	19
	18,735	15,930

Interest expense
Deposits	4,262	3,186
Borrowings	1,146	864
	5,408	4,050

Net interest income	13,327	11,880

Provision for loan losses	1,622	1,523

Net interest income after provision for loan losses	11,705	10,357

Noninterest income
Service charges and fees	2,142	2,395
Other	1,034	699
	3,176	3,094

Noninterest expense
Salaries and employee benefits	5,245	4,707
Occupancy and furniture and equipment expense	1,739	1,489
Other	3,291	2,755
	10,275	8,951

Income before income taxes	4,606	4,500

Provision for income taxes	1,671	1,648

Net income	$2,935	$2,852

Comprehensive income	$2,822	$2,873

Per share of common stock:
Basic earnings	$0.38	$0.37
Diluted earnings	$0.38	$0.37
Dividends	$0.12	$0.12

Weighted average shares outstanding:
Basic	7,649,070	7,660,578
Diluted	7,744,181	7,731,176

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2005
(Amounts in thousands, except share and per share data)

				Accumulated
				Other
				Compre-	Total
		Additional		hensive	Share-
	Common	Paid-in	Retained	Income	holders’
	Stock	Capital	Earnings	(Loss)	Equity
	(Unaudited)

Balance, January 1, 2005	$15,296	$24,160	$69,289	$(27)	$108,718

Issuance of 3,076 shares under stock option plan	6	41	-	-	47
Dividends paid ($.12 per share)	-	-	(918)	-	(918)
Comprehensive income:
Net income	-	-	2,935	-	2,935
Change in unrealized gains (losses), net of taxes	-	-	-	(113)	(113)
Total comprehensive income					2,822

Balance, March 31, 2005	$15,302	$24,201	$71,306	$(140)	$110,669

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004
(Amounts in thousands, except share and per share data)

	March 31,	March 31,
	2005	2004
	(Unaudited)

Cash flows from operating activities
Net income	$2,935	$2,852
Adjustments to reconcile net income to net cash (used) provided from operating activities
Provision for loan losses	1,622	1,523
Depreciation and amortization	875	711
Security amortization and accretion, net	(6)	16
FHLB stock dividends	(61)	(52)
Net gain on sale of mortgage loans	(89)	(88)
Originations of mortgage loans held for sale	(6,968)	(11,752)
Proceeds from sales of mortgage loans	6,255	11,766
Net losses from sales of fixed assets	20	29
Net (gain) loss on OREO and repossessed assets	(33)	79
Deferred tax (benefit) expense	(489)	1,157
Net changes:
Other assets	(1,645)	291
Accrued interest payable and other liabilities	(2,497)	709

Net cash (used) provided from operating activities	(81)	7,241

Cash flows from investing activities
Purchase of securities available for sale	(14,763)	(3,000)
Proceeds from maturities of securities held for sale	367	7,266
Proceeds from maturities of securities held to maturity	450	500
Net change in cash surrender value of life insurance	(1,018)	(123)
Net change in loans	(69,987)	(34,304)
Proceeds from sale of other real estate	522	1,208
Proceeds from sale of fixed assets and fixed asset additions, net	8	20
Premises and equipment expenditures	(714)	(1,119)

Net cash used in investing activities	(85,135)	(29,552)

Cash flows from financing activities
Net change in deposits	76,292	25,232
Net change in repurchase agreements	1,249	3,701
Proceeds from notes payable	115,000	-
Repayments of notes payable	(105,035)	(9,284)
Dividends paid	(918)	(919)
Proceeds from issuance of common stock	47	35

Net cash provided from financing activities	86,635	18,765

Net change in cash and cash equivalents	1,419	(3,546)

Cash and cash equivalents, beginning of year	70,648	41,341

Cash and cash equivalents, end of period	$72,067	$37,795

Supplemental disclosures - cash and noncash
Interest paid	$5,386	$3,886
Income taxes paid	870	237
Loans converted to other real estate	1,702	817
Unrealized (loss) gain on available for sale securities, net of tax	(113)	21

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
Unaudited
(Amounts in thousands, except share and per share data)

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements of Greene County Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Greene County Bank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain amounts from prior period financial statements have been reclassified to conform to the current year’s presentation.

NOTE 2 - STOCK COMPENSATION

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

The Company maintains a 2004 Long-Term Incentive Plan, pursuant to which 500,000 shares of common stock have been reserved at December 31, 2004 for issuance to directors and employees of the Company and the Bank.  The plan provides for the issuance of awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, deferred share units and performance awards.  Stock options granted under the plan are typically granted at exercise prices equal to the fair market value of the Company's common stock on the date of grant and typically have terms of ten years and vest at an annual rate of 20%.

The following disclosures show the effect on income and earnings per share had the options’ fair value been recorded using an option pricing model.

	Three Months Ended March 31,
	2005	2004

Net income:
As reported	$2,935	$2,852
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5	10
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of tax	(90)	(48)

Pro forma	$2,850	$2,814

Earnings per common share:
As reported	$0.38	$0.37
Pro forma	$0.37	$0.36

Diluted earnings per common share:
As reported	$0.38	$0.37
Pro forma	$0.37	$0.36

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
Unaudited
(Amounts in thousands, except share and per share data)

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses and certain information about nonaccrual loans and loans 90 days past due but still accruing interest for the three months ended March 31, 2005 and twelve months ended December 31, 2004 were as follows:

	March 31, 2005	December 31, 2004

Balance at beginning of year	$15,721	$14,564
Add (deduct):
Reserve acquired in acquisition	-	363
Provision	1,622	5,836
Loans charged off	(1,200)	(6,980)
Recoveries of loans charged off	421	1,938
Ending balance	$16,564	$15,721

	March 31, 2005	December 31, 2004

Loans past due 90 days still on accrual	$1,225	$664
Nonaccrual loans	5,208	6,242
Total	$6,433	$6,906

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
Unaudited
(Amounts in thousands, except share and per share data)

NOTE 4 - EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Stock options are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the three months ended March 31, 2005, 60,185 options are excluded from the effect of dilutive securities because they are anti-dilutive; 76,355 options are similarly excluded from the effect of dilutive securities for the three months ended March 31, 2004.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005		2004
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income available to common shareholders	$2,935	7,649,070	$2,852	7,660,578

Effect of dilutive securities
Stock options outstanding	-	95,111	-	70,598

Diluted EPS
Income available to common shareholders plus assumed conversions	$2,935	7,744,181	$2,852	7,731,176

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
Unaudited
(Amounts in thousands, except share and per share data)

NOTE 5 - SEGMENT INFORMATION

The Company’s operating segments include banking, mortgage banking, consumer finance, subprime automobile lending and title insurance. The reportable segments are determined by the products and services offered, and internal reporting. Loans, investments, and deposits provide the revenues in the banking operation, loans and fees provide the revenues in consumer finance, mortgage banking, and subprime lending and insurance commissions provide revenues for the title insurance company. Consumer finance, subprime automobile lending and title insurance do not meet the quantitative threshold on an individual basis, and are therefore shown below in “Other Segments”. Mortgage banking operations are included in “Bank”. All operations are domestic.

Segment performance is evaluated using net interest income and noninterest income. Income taxes are allocated based on income before income taxes, and indirect expenses (includes management fees) are allocated based on time spent for each segment. Transactions among segments are made at fair value. Information reported internally for performance assessment follows.

Three months ended March 31, 2005	Bank	Other Segments	Holding Company	Eliminations	Totals

Net interest income	$11,989	$1,477	$(139)	$-	$13,327
Provision for loan losses	1,289	333	-	-	1,622
Noninterest income	2,780	402	183	(189)	3,176
Noninterest expense	9,238	1,098	128	(189)	10,275
Income tax expense	1,577	176	(82)	-	1,671
Segment profit	$2,665	$272	$(2)	$-	$2,935

Segment assets at March 31, 2005	$1,287,067	$31,193	$2,103	$-	$1,320,363

Three months ended March 31, 2004	Bank	Other Segments	Holding Company	Eliminations	Totals

Net interest income	$10,394	$1,591	$(105)	$-	$11,880
Provision for loan losses	1,053	470	-	-	1,523
Noninterest income	2,712	400	167	(185)	3,094
Noninterest expense	7,776	1,140	220	(185)	8,951
Income tax expense	1,603	148	(103)	-	1,648
Segment profit	$2,674	$233	$(55)	$-	$2,852

Segment assets at March 31, 2004	$1,096,453	$31,850	$2,566	$-	$1,130,869

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
Unaudited
(Amounts in thousands, except share and per share data)

NOTE 5 - SEGMENT INFORMATION (Continued)

Asset Quality Ratios

As of and for the period ended March 31, 2005	Bank	Other	Total

Nonperforming loans as a percentage of total loans	0.52%	2.17%	0.58%
Nonperforming assets as a percentage of total assets	0.61%	2.60%	0.67%
Allowance for loan losses as a percentage of total loans	1.27%	7.76%	1.49%
Allowance for loan losses as a percentage of nonperforming assets	176.73%	282.32%	187.12%
Annualized net charge-offs to average total loans, net of unearned interest	0.16%	4.35%	0.29%

As of and for the period ended March 31, 2004	Bank	Other	Total

Nonperforming loans as a percentage of total loans	0.46%	1.95%	0.52%
Nonperforming assets as a percentage of total assets	0.70%	2.74%	0.78%
Allowance for loan losses as a percentage of total loans	1.24%	8.60%	1.52%
Allowance for loan losses as a percentage of nonperforming assets	153.77%	296.92%	169.03%
Annualized net charge-offs to average total loans, net of unearned interest	0.27%	6.29%	0.48%

As of and for the year ended December 31, 2004	Bank	Other	Total

Nonperforming loans as a percentage of total loans	0.60%	2.22%	0.66%
Nonperforming assets as a percentage of total assets	0.61%	2.90%	0.69%
Allowance for loan losses as a percentage of total loans	1.27%	7.77%	1.50%
Allowance for loan losses as a percentage of nonperforming assets	176.54%	255.69%	185.56%
Net charge-offs to average total loans, net of unearned interest	0.35%	5.04%	0.51%

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
Unaudited
(Amounts in thousands, except share and per share data)

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill was no longer amortized starting in 2002; however, it is periodically evaluated for impairment and no impairment was recognized during the first quarter of 2005.

The change in the carrying amount of goodwill for the three months ended March 31, 2005 is as follows:

Beginning of year	$18,282
Goodwill from acquisition during the quarter	-
End of quarter	$18,282

Core deposit and other intangibles

Other intangible assets consist of core deposit intangibles arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on a straight-line method over their estimated useful lives, which is 10 years.

Core deposit intangibles had a gross carrying amount of $7,320 for the period ended March 31, 2005 and the year ended December 31, 2004 and accumulated amortization of $2,095 and $1,907 for the same periods, respectively. Aggregate amortization expense for the three months ended March 31, 2005 and 2004 were $188 and $154, respectively. Annual estimated amortization expense for the next five years is:

2005	$752
2006	642
2007	642
2008	642
2009	642
Total	$3,320

(Continued)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information contained herein contains forward-looking statements that involve a number of risks and uncertainties.  A number of factors, including those discussed herein, could cause results to differ materially from those anticipated by such forward-looking statements which are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.  Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as “intends,” “believes,” “expects,” “may,” “will,” “should,” “seeks,” or “anticipates,” or the negatives thereof, or other variations thereon of comparable terminology, or by discussions of strategy or intentions.  Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Company, as well as assumptions relating to the foregoing. The use of “annualized” information statements, which extrapolates three months actual financial results as to full year 2005, is also forward-looking. The Company's actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including, but not limited to (1) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (2) lack of sustained growth in the economy in the markets that the Bank serves; (3) increased competition with other financial institutions in the markets that the Bank serves; (4) changes in the legislative and regulatory environment; (5) the Company’s successful implementation of its growth strategy; and (6) the loss of key personnel. All forward-looking statements herein are based on information available to us as of the date the Company’s Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission (“SEC”).

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

On November 21, 2003, the Company entered the Middle Tennessee market by completing its acquisition of Gallatin, Tennessee-based Independent Bankshares Corporation ("IBC"). IBC was the bank holding company for First Independent Bank, which had four offices in Gallatin and Hendersonville, Tennessee, and Rutherford Bank and Trust, with three offices in Murfreesboro and Smyrna, Tennessee. First Independent Bank and Rutherford Bank and Trust were subsequently merged with the Bank, with the Bank as the surviving entity.

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

On December 10, 2004 the Company purchased three full-service branches from National Bank of Commerce located in Lawrence County Tennessee. This purchase (“NBC transaction”) fits strategically with the Bank’s operations in Rutherford and Sumner Counties, as well as the November 2004 initiative into Davidson County.

Growth and Business Strategy

The Company expects that, over the intermediate term, its growth from mergers and acquisitions, including acquisitions of both entire financial institutions and selected branches of financial institutions, will continue. De novo branching is also expected to be a method of growth, particularly in high-growth and other demographically-desirable markets.

The Company’s strategic plan outlines a geographic expansion policy within a 300-mile radius of Greene County, Tennessee. This policy could result in the Company expanding westward and eastward up to and including Nashville, Tennessee and Roanoke, Virginia, respectively, east/southeast up to and including the Piedmont area of North Carolina and western North Carolina, southward to northern Georgia and northward into eastern and central Kentucky. In particular, the Company believes the markets in and around Knoxville, Nashville, and Chattanooga, Tennessee are highly desirable areas with respect to expansion and growth plans.

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

Overview

The Company's results of operations for the first quarter ended March 31, 2005, compared to the same period in 2004, reflected an increase in net interest income due primarily to loan growth as a result of the Company’s expansion initiatives.  This increase in net interest income was offset, in part, by increases in non-interest expense which was reflective of the Company’s expansion programs.

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

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and the fair value of financial instruments and other accounts. Based on management’s calculation, an allowance of $16,564, or 1.49%, of total loans, net of unearned interest, was an adequate estimate of losses within the loan portfolio as of March 31, 2005. This estimate resulted in a provision for loan losses on the income statement of $1,622 during the first quarter of 2005. If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

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

Liquidity and Capital Resources

Liquidity.  Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company's liquid assets include cash and due from banks, federal funds sold, investment securities and loans held for sale. Including securities pledged to collateralize municipal deposits, these assets represented 11.19% of the total liquidity base at March 31, 2005, as compared to 10.63% at December 31, 2004. The liquidity base is generally defined to include deposits, repurchase agreements, notes payable and subordinated debentures. While the Company usually maintains borrowing availability with the Federal Home Loan Bank of Cincinnati (“FHLB”), it had no availability at March 31, 2005, as the Company utilized this borrowing capacity in conjunction with the funding of its strong loan demand. However, the Company also maintains Federal funds lines of credit totaling $106,000 at eight correspondent banks, of which $106,000 was available at March 31, 2005. The Company believes it has sufficient liquidity to satisfy its current operating needs.

For the three months ended March 31, 2005, operating activities of the Company used $81 of cash flows. Net income of $2,935 comprised a substantial portion of the cash generated from operations. Cash flows from operating activities were also positively affected by various non-cash items, including (i) $1,622 in provision for loan losses, and (ii) $875 of depreciation and amortization. These increases in cash flows were offset by (i) $1,645 increase in other assets, (ii) $2,497 decrease in accrued interest payable and other liabilities, and (iii) deferred tax benefit of $489. In addition, the cash flows used by the originations of mortgage loans held for sale exceeded the cash flows provided by the proceeds from sales of mortgage loans by $713.

The Company’s net increase in loans used $69,987 in cash flows and was the primary component of the $85,135 in net cash used in investing activities. In addition, the Company purchased $14,763 in investment securities available for sale. The increase in cash surrender value of life insurance, reflecting both normal increases via earnings and also purchases of additional insurance related to certain benefit plans, used $1,018 in cash flows, and fixed asset additions, net of proceeds from sale of fixed assets, used $706 in cash flows.

The net increase in deposits of $76,292 was the primary source of cash flows from financing activities. Also providing cash from financing activities were the proceeds from notes payable of $115,000 offset, in part, by repayments of notes payable of $105,035. In addition, dividends paid in the amount of $918 further reduced the total net cash provided from financing activities.

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

On September 25, 2003, the Company issued $10,310 of subordinated debentures, as part of a privately placed pool of trust preferred securities. The securities, due in 2033, bear interest at a floating rate of 2.85% above the three-month LIBOR rate, reset quarterly, and are callable in five years without penalty. The Company used the proceeds of the offering to support its acquisition of IBC, and the capital raised from the offering qualifies as Tier I capital for regulatory purposes

Shareholders’ equity on March 31, 2005 was $110,669, an increase of $1,951, or 1.79%, from $108,718 on December 31, 2004. The increase in shareholders’ equity primarily reflected net income for the three months ended March 31, 2005 of $2,935 ($0.38 per share, assuming dilution). This increase was offset by quarterly dividend payments during the three months ended March 31, 2005 totaling $918 ($0.12 per share).

On September 18, 2002 the Company announced that its Board of Directors had authorized the repurchase of up to $2,000 of the Company’s outstanding shares of common stock beginning in October 2002. The repurchase plan was renewed by the Board of Directors in September 2003. On June 4, 2004 the Company announced that its Board of Directors had approved an increase in the amount authorized to be repurchased from $2,000 to $5,000. The repurchase plan is dependent upon market conditions. To date, the Company has purchased 25,700 shares at an aggregate cost of approximately $538 under this program which was renewed by the Company’s Board of Directors on November 15, 2004. Unless extended, the repurchase program will terminate on the earlier to occur of the Company’s repurchase of the total authorized dollar amount of the Company's common stock or December 1, 2005.

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

Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (“FRB”) and the Federal Deposit Insurance Corporation (the “FDIC”) require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of shareholders’ equity, less goodwill and other intangible assets and accumulated other comprehensive income). At March 31, 2005, the Bank and the Company each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements.

	Required Minimum Ratio	Bank	Company
Tier 1 risk-based capital	4.00%	8.87%	8.76%
Total risk-based capital	8.00%	10.12%	10.02%
Leverage Ratio	4.00%	7.92%	7.82%

The FRB has recently issued regulations which will allow continued inclusion of outstanding and prospective issuances of trust preferred securities as Tier 1 capital subject to stricter quantitative and qualitative limits than allowed under prior regulations.  The new limits will phase in over a five-year transition period and would permit the Company's trust preferred securities to continue to be treated as Tier 1 capital.

Off-Balance Sheet Arrangements

At March 31, 2005, the Company had outstanding unused lines of credit and standby letters of credit totaling $266,262 and unfunded loan commitments outstanding of $46,080. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or, on a short-term basis, to borrow any then available amounts from the FHLB and/or purchase Federal funds from other financial institutions. At March 31, 2005, the Company had accommodations with upstream correspondent banks for unsecured Federal funds lines. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about the Company’s off-balance sheet commitments as of March 31, 2005, which by their terms have contractual maturity dates subsequent to March 31, 2005:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Commitments to make loans - fixed	$11,205	$-	$-	$-	$11,205
Commitments to make loans - variable	34,875	-	-	-	34,875
Unused lines of credit	157,793	42,845	2,520	36,037	239,195
Letters of credit	278	24,789	2,000	-	27,067
Total	$204,151	$67,634	$4,520	$36,037	$312,342

Disclosure of Contractual Obligations

In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes the Company’s significant fixed and determinable contractual obligations as of March 31, 2005:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Deposits without a stated maturity	$516,713	$-	$-	$-	$516,713
Certificate of deposits	392,330	113,185	51,462	623	557,600
Repurchase agreements	15,117	-	-	-	15,117
FHLB advances and notes payable	30,142	2,102	62,943	-	95,187
Subordinated debentures	-	-	-	10,310	10,310
Operating lease obligations	449	822	306	134	1,711
Deferred compensation	419	1,124	-	657	2,200
Purchase obligations	18	-	-	-	18
Total	$955,188	$117,233	$114,711	$11,724	$1,198,856

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

Changes in Results of Operations

Net income.  Net income for the three months ended March 31, 2005 was $2,935, as compared to $2,852 for the same period in 2004. This increase of $83, or 2.91%, resulted primarily from a $1,447, or 12.18%, increase in net interest income reflecting principally increased volume of interest-earning assets arising primarily from the Company’s expansion initiatives. Offsetting this increase was a $1,324, or 14.79%, increase in total non-interest expense from $8,951 for the three months ended March 31, 2004 to $10,275 for the same period of 2005. This increase is also primarily attributable to the Company’s expansion initiatives.

Net Interest Income.  The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of interest-earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. During the three months ended March 31, 2005, net interest income was $13,327, as compared to $11,880 for the same period in 2004, representing an increase of 12.18%. While the Company’s average balances of interest-earning assets increased more than the average balances of interest-bearing liabilities in the three months ended March 31, 2005, as compared to the same quarter in 2004, thus enhancing net interest income, such increase was offset, in part, by the smaller increase in yield on these interest-earning assets as compared to the cost of interest-bearing liabilities. Nevertheless, the Company experienced a substantial increase in net interest income, as noted above, in the three months ended March 31, 2005 as compared to the same quarter in 2004. The Company’s net interest margin decreased slightly for the three months ended March 31, 2005 as compared to the same period in 2004 (from 4.68% to 4.64%), and declined 17 basis points from the 4.81% net interest margin for the three months ended December 31, 2004. In order to fund its strong loan growth, the Company has pursued aggressive deposit rates, resulting in margin compression that is not expected to abate in the near term despite the Company’s asset-sensitive interest rate risk position. In addition, management has been controlling the growth of higher-yielding subprime loans in the Bank’s subsidiaries and focusing on increasing the balances of its traditional commercial, commercial real estate and residential real estate loans, thus reducing the percentage of subprime loans in the Company’s portfolio. This trend in the loan mix also constrains the increases in loan yields during a rising interest rate environment notwithstanding the Company’s asset-sensitive balance sheet. Nevertheless, if interest rates continue to increase, based on the Company’s current mix of interest-earning assets and interest-bearing liabilities, the Company believes its net interest margin will begin to increase and will demonstrate an increasing trend when viewed over the entire interest rate cycle. Further, in view of the Company’s asset-sensitive position, management anticipates declines in net interest margin if product mixes remain relatively unchanged and interest rates reverse their upward trend and begin to decline. In addition, even if interest rates remain stable, the Company’s net interest margin could decline due to competitive pressures related to both loan and deposit pricing.

Provision for Loan Losses.  During the three months ended March 31, 2005, loan charge-offs were $1,200 and recoveries of charged-off loans were $421. The Company’s provision for loan losses increased by $99, or 6.50%, to $1,622 for the three months ended March 31, 2005, as compared to $1,523 for the same period in 2004. The Company’s allowance for loan losses increased by $843 to $16,564 at March 31, 2005 from $15,721 at December 31, 2004, with the ratio of the allowance for loan losses to total loans, net of unearned income, declining slightly to 1.49% at March 31, 2005 from 1.50% and 1.52% at December 31, 2004 and March 31, 2004, respectively. As of March 31, 2005, most indicators of credit quality, as discussed below, have improved compared to December 31, 2004 and March 31, 2004. The ratio of allowance for loan losses to nonperforming assets was 187.12%, 185.56% and 169.03% at March 31, 2005, December 31, 2004 and March 31, 2004, respectively, and the ratio of nonperforming assets to total assets was 0.67%, 0.69% and 0.78% at March 31, 2005, December 31, 2004 and March 31, 2004, respectively. The ratio of nonperforming loans to total loans, excluding loans held for sale, was 0.58%, 0.66% and 0.52% at March 31, 2005, December 31, 2004 and March 31, 2004, respectively. Within the Bank, the Company’s largest subsidiary, the ratio of nonperforming assets to total assets was 0.61%, 0.61% and 0.70% at March 31, 2005, December 31, 2004 and March 31, 2004, respectively. At Superior Financial, the ratio of nonperforming assets to total assets was 3.18%, 3.67% and 3.47% at March 31, 2005, December 31, 2004 and March 31, 2004, respectively. At GCB Acceptance, the ratio of nonperforming assets to total assets was 2.23%, 2.25% and 2.23% at March 31, 2005, December 31, 2004 and March 31, 2004, respectively.

The Company’s annualized net charge-offs for the three months ended March 31, 2005 were $3,120 compared to actual net charge-offs of $5,042 for the year ended December 31, 2004. Annualized net charge-offs as a percentage of average loans improved from 0.48% for the three months ended March 31, 2004 to 0.29% for the three months ended March 31, 2005. Net charge-offs as a percentage of average loans were 0.51% for the year ended December 31, 2004. Within the Bank, annualized net charge-offs as a percentage of average loans fell from 0.27% for the three months ended March 31, 2004 to 0.16% for the same period in 2005. Net charge-offs within the Bank as a percentage of average loans were 0.35% for the year ended December 31, 2004. Annualized net charge-offs in Superior Financial for the three months ended March 31, 2005 were $495 compared to actual net charge-offs of $525 for the year ended December 31, 2004. Annualized net charge-offs in the Bank for the three months ended March 31, 2005 were $1,740 compared to actual net charge-offs of $3,418 for the year ended December 31, 2004. Annualized net charge-offs in GCB Acceptance for the three months ended March 31, 2005 were $885 compared to actual net charge-offs of $1,099 for the year ended December 31, 2004. At this point, management believes that total net charge-offs for 2005 within the Bank and its subsidiaries will decline slightly compared to 2004 based on an improving economy and asset quality trends.

Based on the Company's allowance for loan loss calculation and review of the loan portfolio, management believes the allowance for loan losses is adequate at March 31, 2005.

Non-Interest Income.  Income that is not related to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important supplement to the Company’s traditional method of earning income through interest rate spreads.

Total non-interest income for the three months ended March 31, 2005 was $3,176 as compared to $3,094 for the same period in 2004. Service charges, commissions and fees remain the largest component of total non-interest income and decreased $253, or 11.81%, to $2,142 for the three months ended March 31, 2005 from $2,395 for the same period in 2004. This decrease primarily reflects a reduction in fees from deposit-related products due primarily to declining volume. In addition, other non-interest income increased by $335, or 47.93%, to $1,034 for the three months ended March 31, 2005 from $699 for the same period in 2004. The increase is primarily attributable to increased fees from the sale of mutual funds and annuities and income from the sale of the Company’s interest in an ATM network vendor.

Non-Interest Expense.  Control of non-interest expense also is an important aspect in enhancing income. Non-interest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total non-interest expense was $10,275 for the three months ended March 31, 2005 compared to $8,951 for the same period in 2004. The $1,324, or 14.79%, increase in total non-interest expense for the three months ended March 31, 2005 compared to the same period of 2004 principally reflects increases in all expense categories primarily as a result of the Company’s expansion program and in costs associated with the Bank’s High Performance Checking Program. This program is designed to generate significant numbers and balances of core transaction accounts.

Personnel costs are the primary element of the Company's non-interest expenses. For the three months ended March 31, 2005, salaries and benefits represented $5,245, or 51.05%, of total non-interest expense. This was an increase of $538, or 11.43% from the $4,707 for the three months ended March 31, 2004. The Company had 53 branches at March 31, 2005 and at December 31, 2004, as compared to 50 at March 31, 2004, and the number of full-time equivalent employees increased 7.6% from 447 at March 31, 2004 to 481 at March 31, 2005. These increases in personnel costs, number of branches and employees are primarily the result of the Company’s expansion initiative.

Primarily as a result of this overall increase in non-interest expense, the Company’s efficiency ratio was negatively affected, as the ratio increased from 59.78% at March 31, 2004 to 62.26% at March 31, 2005. The efficiency ratio illustrates how much it cost the Company to generate revenue; for example, it cost the Company 62.26 cents to generate one dollar of revenue for the three months ended March 31, 2005.

Income Taxes.  The effective income tax rate for the three months ended March 31, 2005 was 36.28% compared to 36.62% for the same period in 2004.

Changes in Financial Condition

Total assets at March 31, 2005 were $1,320,363, an increase of $86,960, or 7.05%, from total assets of $1,233,403 at December 31, 2004. The increase in assets was primarily reflective of the $67,021, or 6.50%, increase, as reflected on the Condensed Consolidated Balance Sheets, in net loans, excluding loans held for sale, and was funded by the $76,291, or 7.64%, increase in deposits.

At March 31, 2005, loans, net of unearned income and allowance for loan losses, were $1,098,167 compared to $1,031,146 at December 31, 2004, an increase of $67,021, or 6.50%, from December 31, 2004. The increase in loans during the first three months of 2005 primarily reflects an increase in commercial real estate loans and commercial loans.

Non-performing loans include non-accrual loans and loans 90 or more days past due. All loans that are 90 days past due are considered non-accrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Non-accrual loans that are 120 days past due without assurance of repayment are charged off against the allowance for loan losses. Nonaccrual loans and loans past due 90 days and still accruing decreased by $473, or 6.85%, during the three months ended March 31, 2005 to $6,433. At March 31, 2005, the ratio of the Company’s allowance for loan losses to non-performing assets (which include non-accrual loans) was 187.12%.

The Company maintains an investment portfolio to provide liquidity and earnings. Investments at March 31, 2005 with an amortized cost of $53,469 had a market value of $53,526. At year-end 2004, investments with an amortized cost of $39,742 had a market value of $39,824. The increase in investments from December 31, 2004 to March 31, 2005 results from the purchase of short-term federal agency securities as well as mortgage-backed securities reflecting management’s decision to channel more of the Company’s liquid assets into more favorable positions on the yield curve.

Effect of New Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first fiscal year reporting period beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company’s December 31, 2004 Form 10-K. No material changes in the assumptions used or results obtained from the model have occurred since December 31, 2004.

Actual results for the year ending December 31, 2005 will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Bank was a party to a lawsuit styled Jimmy Holland Boyd and Spring City & Co. v. Town of Jonesborough, Tennessee, et al. Court No.:2:04-CV-71, filed in the United States District Court for the Eastern District of Tennessee, Greeneville Division. During the first quarter of 2005, the parties to the lawsuit, including the Bank, entered into a settlement agreement pursuant to which the Bank was not required to make any payment to the plaintiff. The settlement agreement was subsequently approved by the court and on April 11, 2005, a stipulation of dismissal of the case was issued by the court dismissing the lawsuit with prejudice.

The Company and its subsidiaries are also subject to other claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company’s results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company made no repurchases of its common stock during the quarter ended March 31, 2005.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit No. 10.1	First amendment dated March 31, 2005 to non-competition agreement dated August 10, 2004, by and between the Company and Kenneth R. Vaught

Exhibit No. 10.2	First amendment dated April 15, 2005 to non-competition agreement dated November 24, 2003, by and between the Company and R. Stan Puckett

Exhibit No. 31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No. 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Greene County Bancshares, Inc.
Registrant

Date: May 5, 2005	By:	/s/ R. Stan Puckett
R. Stan Puckett
Chairman of the Board and Chief Executive Officer
(Duly authorized representative)

Date: May 5, 2005	/s/ William F. Richmond
William F. Richmond
Senior Vice President, Chief Financial Officer
(Principal financial and accounting officer) and Assistant Secretary