Form 10-Q/A
period 2005-03-31
GREENE COUNTY BANCSHARES INC
filed 2005-08-01
CIK 764402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Greene County Bancshares, Inc., a Tennessee corporation, (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the "Amendment No. 1") to amend Item 5 of Part II to disclose the fact that the Company inadvertently failed to include in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on May 5, 2005 (the "Original Form 10-Q") disclosure that it had amended certain compensation arrangements applicable to its and its bank subsidiary's directors and named executive officers for the 2005 fiscal year without filing a Current Report on Form 8-K disclosing such amendments. This Amendment No. 1 also amends Item 6 of Part II to include as an exhibit hereto a summary description of the compensation arrangements for the Company’s directors and named executive officers, as modified. Except as identified in the preceding two sentences, no other amendments or changes to the Original Form 10-Q are made by this Amendment No. 1 and the remainder of the Original Form 10-Q shall remain in effect as of the date of filing of the Original Form 10-Q. Additionally, this Amendment No. 1 does not purport to provide an update or discussion of any other developments subsequent to the filing of the Original Form 10-Q.

PART II - OTHER INFORMATION

Item 5. Other Information

During the quarter ended March 31, 2005, certain compensation arrangements applicable to members of the Company’s and its bank subsidiary’s boards of directors and the Company’s named executive officers were amended. The Company inadvertently failed to file a Current Report on Form 8-K, as required by Item 1.01 of Form 8-K, disclosing these amendments.

Item 6. Exhibits

(a)Exhibits

Exhibit No. 10.1	First amendment dated March 31, 2005 to non-competition agreement dated August 10, 2004, by and between the Company and Kenneth R. Vaught*

Exhibit No. 10.2	First amendment dated April 15, 2005 to non-competition agreement dated November 24, 2003, by and between the Company and R. Stan Puckett*

Exhibit No. 10.3	Director and Named Executive Officer Compensation Summary

Exhibit No. 31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)*

Exhibit No. 31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)*

Exhibit No. 31.3	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 31.4	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 as filed with the Securities Exchange Commission on May 5, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Greene County Bancshares, Inc.
Registrant

Date: August 1, 2005	/s/ William F. Richmond
William F. Richmond
Senior Vice President, Chief Financial Officer
(Principal financial and accounting officer) and
Assistant Secretary

EXHIBIT INDEX

Exhibits	Description

Exhibit No. 10.1	First amendment dated March 31, 2005 to non-competition agreement dated August 10, 2004, by and between the Company and Kenneth R. Vaught*

Exhibit No. 10.2	First amendment dated April 15, 2005 to non-competition agreement dated November 24, 2003, by and between the Company and R. Stan Puckett*

Exhibit No. 10.3	Director and Named Executive Officer Compensation Summary

Exhibit No. 31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)*

Exhibit No. 31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)*

Exhibit No. 31.3	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 31.4	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 as filed with the Securities Exchange Commission on May 5, 2005