Form 10-Q
period 2005-06-30
GREENE COUNTY BANCSHARES INC
filed 2005-08-01
CIK 764402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 29, 2005, the number of shares outstanding of the issuer’s common stock was: 7,651,016.

ITEM 1.	FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Registrant and its wholly owned subsidiaries are as follows:

Condensed Consolidated Balance Sheets - June 30, 2005 and December 31, 2004.

Condensed Consolidated Statements of Income and Comprehensive Income - For the three and six months ended June 30, 2005 and 2004.

Condensed Consolidated Statement of Shareholders’ Equity - For the six months ended June 30, 2005.

Condensed Consolidated Statements of Cash Flows - For the six months ended June 30, 2005 and 2004.

Notes to Condensed Consolidated Financial Statements.

GREENE COUNTY BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2005 and December 31, 2004
(Amounts in thousands, except share and per share data)

	(Unaudited) June 30, 2005	December 31, 2004*
ASSETS

Cash and due from banks	$35,420	$30,727
Federal funds sold	46,516	39,921
Securities available for sale	51,216	35,318
Securities held to maturity (with a market value of $3,503 and $4,506)	3,480	4,381
FHLB, Bankers Bank and other stock, at cost	6,339	6,211
Loans held for sale	1,057	1,151
Loans	1,158,644	1,046,867
Less: Allowance for loan losses	(16,880)	(15,721)
Net loans	1,141,764	1,031,146
Premises and equipment, net	35,373	35,591
Goodwill and other intangible assets	23,319	23,695
Other assets	29,710	25,262
Total assets	$1,374,194	$1,233,403

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits	$1,148,434	$998,022
Repurchase agreements	16,426	13,868
FHLB advances and notes payable	70,509	85,222
Subordinated debentures	13,403	10,310
Accrued interest payable and other liabilities	11,936	17,263
Total liabilities	1,260,708	1,124,685

Shareholders’ equity
Common stock: $2 par, 15,000,000 shares authorized, 7,651,016 and 7,647,740 shares outstanding	15,303	15,296
Additional paid-in capital	24,204	24,160
Retained earnings	74,101	69,289
Accumulated other comprehensive loss	(122)	(27)
Total shareholders’ equity	113,486	108,718
Total liabilities and shareholders’ equity	$1,374,194	$1,233,403

* Condensed from audited consolidated financial statements.

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2005 and 2004
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

Interest income
Interest and fees on loans	$19,851	$15,522	$37,930	$31,047
Investment securities	592	339	1,065	725
Federal funds sold and interest-earning deposits	260	8	443	27
	20,703	15,869	39,438	31,799

Interest expense
Deposits	5,501	3,006	9,763	6,192
Borrowings	1,130	880	2,276	1,744
	6,631	3,886	12,039	7,936

Net interest income	14,072	11,983	27,399	23,863

Provision for loan losses	1,060	1,162	2,682	2,685

Net interest income after provision for loan losses	13,012	10,821	24,717	21,178

Noninterest income
Service charges and fees	2,836	2,518	4,978	4,913
Other	627	552	1,661	1,251
	3,463	3,070	6,639	6,164

Noninterest expense
Salaries and employee benefits	5,099	4,464	10,344	9,171
Occupancy and furniture and equipment expense	1,774	1,462	3,513	2,951
Other	3,549	2,648	6,840	5,403
	10,422	8,574	20,697	17,525

Income before income taxes	6,053	5,317	10,659	9,817

Provision for income taxes	2,339	2,042	4,010	3,690

Net income	$3,714	$3,275	$6,649	$6,127

Comprehensive income	$3,732	$2,935	$6,554	$5,808

Per share of common stock:
Basic earnings	$0.49	$0.43	$0.87	$0.80
Diluted earnings	$0.48	$0.42	$0.86	$0.79
Dividends	$0.12	$0.12	$0.24	$0.24

Weighted average shares outstanding:
Basic	7,650,884	7,656,832	7,649,982	7,661,593
Diluted	7,745,985	7,713,966	7,745,130	7,720,365

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2005
(Amounts in thousands, except share and per share data)

				Accumulated
				Other	Total
		Additional		Compre-	Share-
	Common	Paid-in	Retained	hensive	holders’
	Stock	Capital	Earnings	Income (Loss)	Equity
	(Unaudited)

Balance, January 1, 2005	$15,296	$24,160	$69,289	$(27)	$108,718

Issuance of 3,276 shares under stock option plan	7	44	--	--	51
Dividends paid ($.24 per share)	--	--	(1,837)	--	(1,837)
Comprehensive income:
Net income	--	--	6,649	--	6,649
Change in unrealized gains (losses), net of taxes	--	--	--	(95)	(95)
Total comprehensive income					6,554
Balance, June 30, 2005	$15,303	$24,204	$74,101	$(122)	$113,486

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
(Amounts in thousands)

	June 30,	June 30,
	2005	2004
	(Unaudited)

Cash flows from operating activities
Net income	$6,649	$6,127
Adjustments to reconcile net income to net cash provided from operating activities
Provision for loan losses	2,682	2,685
Depreciation and amortization	1,763	1,499
Security amortization and accretion, net	9	47
FHLB stock dividends	(128)	(105)
Net gain on sale of mortgage loans	(207)	(243)
Originations of mortgage loans held for sale	(16,755)	(25,516)
Proceeds from sales of mortgage loans	17,056	26,326
Increase in cash surrender value of life insurance	(289)	(243)
Net losses from sales of fixed assets	19	46
Net loss on OREO and repossessed assets	26	132
Deferred tax (benefit) expense	(797)	1,788
Net changes:
Other assets	(1,076)	366
Accrued interest payable and other liabilities	(5,327)	743
Net cash provided from operating activities	3,625	13,652

Cash flows from investing activities
Purchase of securities available for sale	(16,860)	(4,000)
Proceeds from maturities of securities held for sale	800	9,425
Proceeds from maturities of securities held to maturity	902	801
Purchase of life insurance	(1,450)	--
Net change in loans	(115,364)	(36,213)
Proceeds from sale of other real estate	1,259	1,746
Proceeds from sale of fixed assets	8	20
Premises and equipment expenditures	(1,196)	(2,255)
Net cash used in investing activities	(131,901)	(30,476)

Cash flows from financing activities
Net change in deposits	150,413	(23,101)
Net change in repurchase agreements	2,558	1,635
Proceeds from notes payable	161,255	62,950
Proceeds from subordinated debentures	3,093	--
Repayments of notes payable	(175,969)	(29,318)
Dividends paid	(1,837)	(1,837)
Proceeds from issuance of common stock	51	137
Repurchase of common stock	--	(538)
Net cash provided from financing activities	139,564	9,928

Net change in cash and cash equivalents	11,288	(6,896)

Cash and cash equivalents, beginning of year	70,648	41,341

Cash and cash equivalents, end of period	$81,936	$34,445

Supplemental disclosures - cash and noncash
Interest paid	$11,842	$7,715
Income taxes paid	3,275	2,570
Loans converted to other real estate	2,570	1,516
Unrealized (loss) gain on available for sale securities, net of tax	(95)	(319)

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
Unaudited
(Amounts in thousands, except share and per share data)

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements of Greene County Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Greene County Bank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain amounts from prior period financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on net income or shareholders’ equity as previously reported.

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

The following disclosures show the effect on income and earnings per share had the options’ fair value been recorded using an option pricing model.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income:
As reported	$3,714	$3,275	$6,649	$6,127
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4	10	7	19
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of tax	(40)	(47)	(130)	(94)
Pro forma	$3,678	$3,238	$6,526	$6,052

Earnings per common share:
As reported	$0.49	$0.43	$0.87	$0.80
Pro forma	$0.48	$0.42	$0.85	$0.78

Diluted earnings per common share:
As reported	$0.48	$0.42	$0.86	$0.79
Pro forma	$0.47	$0.42	$0.84	$0.78

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
Unaudited
(Amounts in thousands, except share and per share data)

NOTE 3 - LOANS (NET)

Loans at June 30, 2005 and December 31, 2004 were as follows:

	June 30,	December 31,
	2005	2004

Commercial	$203,469	$165,975
Commercial real estate	567,211	484,088
Residential real estate	312,462	319,713
Consumer	83,287	82,532
Other	2,895	4,989
	1,169,324	1,057,297

Less: Unearned interest income	(10,680)	(10,430)
Allowance for loan losses	(16,880)	(15,721)

Net Loans	$1,141,764	$1,031,146

Transactions in the allowance for loan losses and certain information about nonaccrual loans and loans 90 days past due but still accruing interest for the six months ended June 30, 2005 and twelve months ended December 31, 2004 were as follows:

	June 30, 2005	December 31, 2004

Balance at beginning of year	$15,721	$14,564
Add (deduct):
Reserve acquired in acquisition	-	363
Provision	2,682	5,836
Loans charged off	(2,481)	(6,980)
Recoveries of loans charged off	958	1,938
Ending balance	$16,880	$15,721

	June 30, 2005	December 31, 2004

Loans past due 90 days still on accrual	$384	$664
Nonaccrual loans	6,770	6,242
Total	$7,154	$6,906

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
Unaudited
(Amounts in thousands, except share and per share data)

NOTE 4 - EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Stock options are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the three and six months ended June 30, 2005, 60,185 options are excluded from the effect of dilutive securities because they are anti-dilutive; 144,165 options are similarly excluded from the effect of dilutive securities for the three and six months ended June 30, 2004.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,
	2005		2004
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Basic EPS
Income available to common shareholders	$3,714	7,650,884	$3,275	7,656,832

Effect of dilutive securities
Stock options outstanding	--	95,101	--	57,134

Diluted EPS
Income available to common shareholders plus assumed conversions	$3,714	7,745,985	$3,275	7,713,966

	Six Months Ended June 30,
	2005		2004
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income available to common shareholders	$6,649	7,649,982	$6,127	7,661,593

Effect of dilutive securities
Stock options outstanding	--	95,148	--	58,772

Diluted EPS
Income available to common shareholders plus assumed conversions	$6,649	7,745,130	$6,127	7,720,365

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
Unaudited
(Amounts in thousands, except share and per share data)

NOTE 5 - SEGMENT INFORMATION

The Company’s operating segments include banking, mortgage banking, consumer finance, subprime automobile lending and title insurance. The reportable segments are determined by the products and services offered, and internal reporting. Loans, investments, and deposits provide the revenues in the banking operation; loans and fees provide the revenues in consumer finance, mortgage banking, and subprime lending; and insurance commissions provide revenues for the title insurance company. Consumer finance, subprime automobile lending and title insurance do not meet the quantitative threshold on an individual basis, and are therefore shown below in “Other Segments”. Mortgage banking operations are included in “Bank”. All operations are domestic.

Segment performance is evaluated using net interest income and noninterest income. Income taxes are allocated based on income before income taxes, and indirect expenses (includes management fees) are allocated based on time spent for each segment. Transactions among segments are made at fair value. Information reported internally for performance assessment follows.

Three months ended June 30, 2005	Bank	Other Segments	Holding Company	Eliminations	Totals

Net interest income (expense)	$12,698	$1,547	$(173)	$--	$14,072
Provision for loan losses	738	322	--	--	1,060
Noninterest income	3,163	516	6	(222)	3,463
Noninterest expense	9,389	1,086	169	(222)	10,422
Income tax expense (benefit)	2,212	257	(130)	--	2,339
Segment profit	$3,522	$398	$(206)	$--	$3,714
Segment assets at June 30, 2005	$1,340,531	$31,272	$2,391	$--	$1,374,194

Three months ended June 30, 2004	Bank	Other Segments	Holding Company	Eliminations	Totals

Net interest income (expense)	$10,504	$1,600	$(121)	$--	$11,983
Provision for loan losses	783	379	--	--	1,162
Noninterest income	2,867	391	7	(195)	3,070
Noninterest expense	7,431	1,140	198	(195)	8,574
Income tax expense (benefit)	1,974	185	(117)	--	2,042
Segment profit	$3,183	$287	$(195)	$--	$3,275
Segment assets at June 30, 2004	$1,091,319	$31,803	$1,880	$--	$1,125,002

Six months ended June 30, 2005	Bank	Other Segments	Holding Company	Eliminations	Totals

Net interest income (expense)	$24,687	$3,024	$(312)	$--	$27,399
Provision for loan losses	2,027	655	--	--	2,682
Noninterest income	5,943	918	189	(411)	6,639
Noninterest expense	18,627	2,184	297	(411)	20,697
Income tax expense (benefit)	3,789	433	(212)	--	4,010
Segment profit	$6,187	$670	$(208)	$--	$6,649

Six months ended June 30, 2004	Bank	Other Segments	Holding Company	Eliminations	Totals

Net interest income (expense)	$20,898	$3,191	$(226)	$--	$23,863
Provision for loan losses	1,836	849	--	--	2,685
Noninterest income	5,579	791	174	(380)	6,164
Noninterest expense	15,207	2,280	418	(380)	17,525
Income tax expense (benefit)	3,577	333	(220)	--	3,690
Segment profit	$5,857	$520	$(250)	$--	$6,127

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
Unaudited
(Amounts in thousands, except share and per share data)

NOTE 5 - SEGMENT INFORMATION (Continued)

Asset Quality Ratios

As of and for the period ended June 30, 2005	Bank	Other	Total

Nonperforming loans as a percentage of total loans net of unearned income	0.59%	1.29%	0.62%
Nonperforming assets as a percentage of total assets	0.64%	1.97%	0.69%
Allowance for loan losses as a percentage of total loans net of unearned income	1.25%	7.71%	1.46%
Allowance for loan losses as a percentage of nonperforming assets	163.27%	369.92%	177.74%
Annualized net charge-offs to average total loans, net of unearned income	0.16%	4.19%	0.27%

As of and for the period ended June 30, 2004	Bank	Other	Total

Nonperforming loans as a percentage of total loans net of unearned income	0.52%	2.23%	0.59%
Nonperforming assets as a percentage of total assets	0.74%	3.24%	0.84%
Allowance for loan losses as a percentage of total loans net unearned income	1.24%	8.55%	1.51%
Allowance for loan losses as a percentage of nonperforming assets	145.67%	254.22%	158.23%
Annualized net charge-offs to average total loans, net of unearned income	0.29%	5.62%	0.48%

As of and for the year ended December 31, 2004	Bank	Other	Total

Nonperforming loans as a percentage of total loans net of unearned income	0.60%	2.22%	0.66%
Nonperforming assets as a percentage of total assets	0.61%	2.90%	0.69%
Allowance for loan losses as a percentage of total loans net unearned income	1.27%	7.77%	1.50%
Allowance for loan losses as a percentage of nonperforming assets	176.54%	255.69%	185.56%
Net charge-offs to average total loans, net of unearned income	0.35%	5.04%	0.51%

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
Unaudited
(Amounts in thousands, except share and per share data)

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill was no longer amortized starting in 2002; however, it is periodically evaluated for impairment and no impairment was recognized during the second quarter of 2005. Goodwill had a carrying amount of $18,282 at June 30, 2005 and December 31, 2004.

Core deposit and other intangibles

Other intangible assets consist of core deposit intangibles arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on a straight-line method over their estimated useful lives, which is 10 years.

Core deposit intangibles had a gross carrying amount of $7,320 for the period ended June 30, 2005 and the year ended December 31, 2004 and accumulated amortization of $2,283 and $1,907 for the same periods, respectively. Aggregate amortization expense for the three and six months ended June 30, 2005 was $188 and $376, respectively, as compared to $154 and $308, respectively, for the same periods in 2004. Annual estimated amortization expense for the next five years is:

2005	$752
2006	642
2007	642
2008	642
2009	642
Total	$3,320

NOTE 7 - SUBORDINATED DEBENTURES

On June 28, 2005, the Company formed Greene County Capital Trust II (“GC Trust II”). GC Trust II issued $3,000 of variable rate trust preferred securities as part of a pooled offering of such securities. The Company issued $3,093 of subordinated debentures to the GC Trust II in exchange for the proceeds of the offering, which debentures represent the sole asset of GC Trust. The debentures pay interest quarterly at the three-month LIBOR plus 1.68% adjusted quarterly. The Company may redeem the subordinated debentures, in whole or in part, beginning July 2010 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2035.

In September 2003, the Company formed Greene County Capital Trust I (“GC Trust”). GC Trust issued $10,000 of variable rate trust preferred securities as part of a pooled offering of such securities. The Company issued $10,310 of subordinated debentures to the GC Trust in exchange for the proceeds of the offering, which debentures represent the sole asset of GC Trust. The debentures pay interest quarterly at the three-month LIBOR plus 2.85% adjusted quarterly. The Company may redeem the subordinated debentures, in whole or in part, beginning October 2008 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2033.

NOTE 8 - PENDING ACQUISITION

Following the end of the quarter ended June 30, 2005, the Bank agreed to purchase five bank branches in Clarksville, Tennessee from Old National Bank, Evansville, Indiana. These branches had approximately $172,000 in deposits and approximately $120,000 in loans at June 30, 2005. The consummation of this transaction is subject to the satisfaction of various customary closing conditions, including the receipt of required regulatory approvals, and is expected to occur in the fourth quarter of 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “anticipate,”“will,”“believe,”“may,”“could,”“would,”“should,”“estimate,”“expect,”“intend,”“seek,” or similar expressions. These forward-looking statements may address, among other things, the Company's business plans, objectives or goal for future operations or expansion, the Company's forecasted revenues, earnings, assets or other measures of performance, or estimates of risks and future costs and benefits. Although these statements reflect the Company's good faith belief based on current expectations, estimates and projections, they are subject to risks, uncertainties and assumptions and are not guarantees of future performance. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, the following:

●	the Company's potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth;

●
changes in the quality or composition of the Company's loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers or issuers;

●	an insufficient allowance for loan losses as a result of inaccurate assumptions;

●	changes in interest rates, yield curves and interest rate spread relationships;

●	the strength of the economies in the Company's target market areas, as well as general economic, market or business conditions;

●	changes in demand for loan products and financial services;

●	increased competition or market concentration;

●	concentration of credit exposure;

●	new state or federal legislation, regulations, or the initiation or outcome of litigation; and

●	other circumstances, many of which may be beyond the Company's control.

If one or more of these risks or uncertainties materialize, or if any of the Company's underlying assumptions prove incorrect, the Company's actual results, performance or achievements may vary materially from future results, performance or achievements expressed or implied by these forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by the cautionary statements in this section. The Company does not intend to and assumes no responsibility for updating or revising any forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise.

Presentation of Amounts

All dollar amounts set forth below, other than per-share amounts, are in thousands unless otherwise noted.

General

Greene County Bancshares, Inc. (the “Company”) is the bank holding company for Greene County Bank (the “Bank”), a Tennessee-chartered commercial bank that conducts the principal business of the Company. The Company is the second largest bank holding company headquartered in Tennessee. The Bank currently maintains a main office in Greeneville, Tennessee and 42 full-service bank branches primarily in East and Middle Tennessee. In addition to its commercial banking operations, the Bank conducts separate businesses through its three wholly-owned subsidiaries: Superior Financial Services, Inc. (“Superior Financial”), a consumer finance company; GCB Acceptance Corporation (“GCB Acceptance”), a subprime automobile lending company; and Fairway Title Co., a title company formed in 1998. The Bank also operates a mortgage banking operation which has its main office in Knox County, Tennessee, and a trust and money management function doing business as Presidents Trust from an office in Wilson County, Tennessee.

Growth Strategy

The Company expects that, over the intermediate term, its growth from mergers and acquisitions, including acquisitions of both entire financial institutions and selected branches of financial institutions, will continue. De novo branching is also expected to be a method of growth, particularly in high-growth and other demographically desirable markets. Since 2003, the Company has focused on bringing its community-focused style of banking to Middle Tennessee, including the Nashville metropolitan statistical area, and on continuing its growth in the Knoxville metropolitan statistical area.

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

On November 15, 2004 the Company established banking operations in Nashville, Tennessee, in Davidson County, with the opening of a full-service branch operating under the name of Middle Tennessee Bank & Trust. This new branch, like all of the Bank’s bank brands, operates within the Bank’s structure. This new branch expanded the Company’s presence in the Middle Tennessee market and helped fill in the market between Sumner and Rutherford Counties. In 2005, Middle Tennessee Bank & Trust has opened a new branch in Williamson County, Tennessee and expects to open another new branch in Davidson County, Tennessee by the end of 2005.

The Company opened a new branch in Knoxville, Tennessee in late 2003 and expects that it will open its second branch in that city during the first-half of 2006.

On December 10, 2004 the Company purchased three full-service branches from National Bank of Commerce located in Lawrence County Tennessee. This purchase (“NBC transaction”) adds to the Bank’s presence in Middle Tennessee.

Following the end of the quarter ended June 30, 2005, the Bank agreed to purchase five bank branches in Clarksville, Tennessee from Old National Bank, Evansville, Indiana. These branches had approximately $172,000 in deposits and approximately $120,000 in loans at June 30, 2005. The consummation of this transaction is subject to the satisfaction of various customary closing conditions, including the receipt of required regulatory approvals, and is expected to occur in the fourth quarter of 2005.

Overview

The Company's results of operations for the second quarter and the six-month period ended June 30, 2005, compared to the same periods in 2004, reflected an increase in interest income due primarily to loan growth as a result of the Company’s expansion initiatives, offset, in part, by an increase in interest expense as a result of increased deposit levels resulting from its expansion efforts and competitive deposit pricing pressures.

The increase in net interest income was also offset, in part, by an increase in noninterest expense which was reflective of the Company’s expansion efforts into Middle Tennessee and the Company's branch expansion in its Knoxville, Tennessee market as well as expenses associated with the establishment of the Company's High Performance Checking Program. Noninterest income also increased for both the three and six months ended June 30, 2005 as compared to the comparable periods in 2004 as a result of increased deposit service charges and Non-Sufficient Funds (“NSF”) fees resulting from the Company's expansion efforts and recently introduced High Performance Checking Program.

The Company's net interest margin for the quarter and six months ended June 30, 2005 continued to experience compression as a result of deposit pricing pressures that the Company continued to experience as it aggressively attempted to generate deposits to support its loan growth and as deposit growth outpaced loan growth for the six months ended June 30, 2005 following the implementation of the Company's High Performance Checking Program. The Company's net interest margin also experienced compression as a result of the Company's competitive pricing of its loans particularly in its Middle Tennessee market and its emphasis on originating more traditional loans while controlling the growth of its higher-yielding subprime loans at its non-bank subsidiaries. The Company believes that if interest rates remain stable it will continue to experience compression in its net interest margin for the remainder of 2005 as a result of loan and deposit pricing pressures but that if interest rates continue to rise, based on the Company's current mix of interest-earning assets and interest-bearing liabilities, the Company believes its net interest margin will begin to increase.

At June 30, 2005, the Company had total consolidated assets of approximately $1,374,000, total consolidated deposits of approximately $1,148,000, total consolidated net loans, net of unearned income and allowance for loan losses, of approximately $1,142,000, and total consolidated shareholders' equity of approximately $113,500. The Company's annualized return on average shareholders' equity for the three and six months ended June 30, 2005, was 13.11% and 11.86%, respectively and its return on average total assets for the same periods was 1.11% and 1.02%, respectively. The Company expects that its total assets, total consolidated deposits, total consolidated net loans and total shareholders' equity will continue to increase over the remainder of 2005 as a result of its expansion efforts, including its branch expansion in Middle Tennessee and its anticipated acquisition of the five bank branches in Clarksville, Tennessee from Old National Bank, which is expected to close in the fourth quarter of 2005.

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

Management continually evaluates the Company’s accounting policies and estimates it uses to prepare the consolidated financial statements. In general, management’s estimates are based on historical experience, information from regulators and third party professionals and various assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ significantly from those estimates made by management.

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and the fair value of financial instruments and other accounts. Based on management’s calculation, an allowance of $16,880, or 1.46%, of total loans, net of unearned interest, was an adequate estimate of losses within the loan portfolio as of June 30, 2005. This estimate resulted in a provision for loan losses on the income statement of $1,060 and $2,682, respectively, for the three and six months ended June 30, 2005. If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

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

Changes in Results of Operations

Net income. Net income for the three months ended June 30, 2005 was $3,714 as compared to $3,275 for the same period in 2004. This increase of $439, or 13.40%, resulted primarily from a $2,089, or 17.43%, increase in net interest income reflecting principally increased volume of interest-earning assets arising primarily from the Company’s expansion initiatives and related growth in the loan portfolio. Offsetting this increase was a $1,848, or 21.55%, increase in total noninterest expense from $8,574 for the three months ended June 30, 2004 to $10,422 for the same period of 2005. This increase is also primarily attributable to the Company’s expansion initiatives, as discussed above.

Net income for the six months ended June 30, 2005 was $6,649 as compared to $6,127 for the same period in 2004. The increase of $522, or 8.52%, reflects substantially the same trends that existed during the quarter ended June 30, 2005.

Net Interest Income. The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of interest-earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. During the three months ended June 30, 2005, net interest income was $14,072 as compared to $11,983 for the same period in 2004, representing an increase of 17.43%. While the Company’s average balances of interest-earning assets increased more than the average balances of interest-bearing liabilities in the three months ended June 30, 2005, as compared to the same quarter in 2004, thus enhancing net interest income, such increase was offset, in part, by the smaller increase in yield on these interest-earning assets as compared to the cost of interest-bearing liabilities. Nevertheless, the Company experienced a substantial increase in net interest income, as noted above, in the three months ended June 30, 2005 as compared to the same quarter in 2004. The Company’s net interest margin decreased to 4.57% for the three months ended June 30, 2005 as compared to 4.69% for the same period in 2004, and declined 24 basis points from the 4.81% net interest margin for the three months ended December 31, 2004. The Company’s net interest margin also declined for the six months ended June 30, 2005, falling to 4.61% when compared to 4.69% for the same period in 2004. In order to fund its strong loan growth, the Company has pursued aggressive deposit rates throughout all its markets, resulting in margin compression that is not expected to abate in the near term despite the Company’s asset-sensitive interest rate risk position. In addition, management has been controlling the growth of higher-yielding subprime loans in the Bank’s subsidiaries and focusing on increasing the balances of its traditional commercial, commercial real estate and residential real estate loans, thus reducing the percentage of subprime loans in the Company’s portfolio. This trend in the loan mix also constrains the increases in loan yields during a rising interest rate environment notwithstanding the Company’s asset-sensitive balance sheet. Nevertheless, if interest rates continue to increase, based on the Company’s current mix of interest-earning assets and interest-bearing liabilities, the Company believes its net interest margin will begin to increase over the course of the remainder of 2005. Further, in view of the Company’s asset-sensitive position, management anticipates declines in net interest margin if product mixes remain relatively unchanged and interest rates reverse their upward trend and begin to decline. In addition, even if interest rates remain stable, the Company’s net interest margin could decline due to competitive pressures related to both loan and deposit pricing.

For the six months ended June 30, 2005, net interest income increased by $3,536, or 14.82%, to $27,399 from $23,863 for the same period in 2004, and the same trends outlined above with respect to the three months ended June 30, 2005 were observed.

The following tables set forth certain information relating to the Company’s consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. These yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented.

	Three Months Ended
	June 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans	$1,140,537	$19,851	6.98%	$984,417	$15,522	6.34%
Investment securities	60,691	592	3.91%	39,203	339	3.48%
Other short-term investments	33,265	260	3.13%	3,560	8	0.90%
Total interest-earning assets	1,234,493	$20,703	6.73%	1,027,180	$15,869	6.21%
Noninterest earning assets	104,107			96,182
Total assets	$1,338,600			$1,123,362

Interest-bearing liabilities:
Deposits:
Now accounts, money market and savings	$401,441	$1,161	1.16%	$345,250	$403	0.47%
Time Deposits	598,470	4,340	2.91%	465,914	2,603	2.25%
Total interest-bearing deposits	$999,911	$5,501	2.21%	$811,164	$3,006	1.49%
Securities sold under repurchase agreements and short-term borrowings	15,014	95	2.54%	16,026	34	0.85%
Notes payable	81,000	1,035	5.13%	72,621	846	4.69%
Total interest-bearing liabilities	$1,095,925	$6,631	2.43%	$899,811	$3,886	1.74%
Noninterest bearing liabilities:
Demand deposits	116,436			104,966
Other liabilities	12,942			12,819
Total noninterest bearing liabilities	129,378			117,785
Total liabilities	1,225,303			1,017,596
Shareholders’ equity	113,297			105,766
Total liabilities and shareholders’ equity	$1,338,600			$1,123,362

Net interest income		$14,072			$11,983

Interest rate spread			4.30%			4.48%

Net yield on interest-earning assets			4.57%			4.69%

	Six Months Ended
	June 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans	$1,110,231	$37,930	6.89%	$976,613	$31,047	6.39%
Investment securities	55,874	1,065	3.84%	41,145	725	3.54%
Other short-term investments	33,694	443	2.65%	5,830	27	0.93%
Total interest-earning assets	1,199,799	$39,438	6.63%	1,023,588	$31,799	6.25%
Noninterest earning assets	103,339			99,989
Total assets	$1,303,138			$1,123,577

Interest-bearing liabilities:
Deposits:
Now accounts, money market and savings	$395,246	$2,027	1.03%	$340,165	$805	0.48%
Time Deposits	561,428	7,736	2.78%	474,379	5,387	2.28%
Total interest-bearing deposits	$956,674	$9,763	2.06%	$814,544	$6,192	1.53%
Securities sold under repurchase agreement and short-term borrowings	16,712	184	2.22%	16,826	67	0.80%
Notes payable	86,740	2,092	4.86%	71,852	1,677	4.69%
Total interest-bearing liabilities	$1,060,126	$12,039	2.29%	$903,222	$7,936	1.77%
Noninterest bearing liabilities:
Demand deposits	116,644			102,755
Other liabilities	14,235			12,794
Total noninterest bearing liabilities	130,879			115,549
Total liabilities	1,191,005			1,018,771
Shareholders’ equity	112,133			104,806
Total liabilities and shareholders’ equity	$1,303,138			$1,123,577

Net interest income		$27,399			$23,863

Interest rate spread			4.34%			4.48%

Net yield on interest-earning assets			4.61%			4.69%

Provision for Loan Losses. During the three and six months ended June 30, 2005, loan charge-offs were $1,281 and $2,481, respectively, and recoveries of charged-off loans were $537 and $958, respectively. The Company’s provision for loan losses decreased by $102, or 8.78%, and $3, or 0.11%, to $1,060 and $2,682 for the three and six months ended June 30, 2005, respectively, as compared to $1,162 and $2,685 for the same periods in 2004. The Company’s allowance for loan losses increased by $1,159 to $16,880 at June 30, 2005 from $15,721 at December 31, 2004, with the ratio of the allowance for loan losses to total loans, net of unearned income, declining to 1.46% at June 30, 2005 from 1.50% and 1.51% at December 31, 2004 and June 30, 2004, respectively. As of June 30, 2005, indicators of credit quality, as discussed below, are mixed compared to December 31, 2004 but generally improved compared to June 30, 2004. Management continually evaluates the Company’s credit policies and procedures for effective risks and controls management.  The Company’s trend in asset quality improvement is attributable to improved underwriting policies and management controls.  Management believes the Company’s asset quality indicators are sustainable within the current economic environment. The ratio of allowance for loan losses to nonperforming assets was 177.74%, 185.56% and 158.23% at June 30, 2005, December 31, 2004 and June 30, 2004, respectively, and the ratio of nonperforming assets to total assets was 0.69%, 0.69% and 0.84% at June 30, 2005, December 31, 2004 and June 30, 2004, respectively. The ratio of nonperforming loans to total loans, excluding loans held for sale, was 0.62%, 0.66% and 0.59% at June 30, 2005, December 31, 2004 and June 30, 2004, respectively. Within the Bank, the Company’s largest subsidiary, the ratio of nonperforming assets to total assets was 0.64%, 0.61% and 0.74% at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.

The Company’s annualized net charge-offs for the six months ended June 30, 2005 were $3,046 compared to actual net charge-offs of $5,042 for the year ended December 31, 2004. Annualized net charge-offs as a percentage of average loans improved from 0.48% for the six months ended June 30, 2004 to 0.27% for the six months ended June 30, 2005. Net charge-offs as a percentage of average loans were 0.51% for the year ended December 31, 2004. Within the Bank, annualized net charge-offs as a percentage of average loans fell from 0.29% for the six months ended June 30, 2004 to 0.16% for the same period in 2005. Net charge-offs within the Bank as a percentage of average loans were 0.35% for the year ended December 31, 2004. Annualized net charge-offs in the Bank for the six months ended June 30, 2005 were $1,716 compared to actual net charge-offs of $3,418 for the year ended December 31, 2004. Annualized net charge-offs in Superior Financial for the six months ended June 30, 2005 were $497 compared to actual net charge-offs of $525 for the year ended December 31, 2004. Annualized net charge-offs in GCB Acceptance for the six months ended June 30, 2005 were $833 compared to actual net charge-offs of $1,099 for the year ended December 31, 2004. At this point, management believes that total charge-offs for 2005 in Superior Financial and GBC Acceptance will slightly improve compared to 2004 charge-offs based on asset quality trends.

Based on the Company's allowance for loan loss calculation and review of the loan portfolio, management believes the allowance for loan losses is adequate at June 30, 2005. Management anticipates that the provision for loan losses during the third quarter of 2005 will be consistent with the second quarter of 2005 and also anticipates that the provision for loan losses for the entire year of 2005 may be less than the provision for 2004 if indicators of credit quality remain stabilized. However, the provision for loan losses could increase for the entire year of 2005, as compared to 2004, if the Company’s loan growth continues at the rate experienced through the six months ended June 30, 2005.

Noninterest Income. Income that is not related to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important supplement to the Company’s traditional method of earning income through interest rate spreads.

Total noninterest income for the three and six months ended June 30, 2005 was $3,463 and $6,639 as compared to $3,070 and $6,164, respectively, for the same periods in 2004. Service charges, commissions and fees remain the largest component of total noninterest income and increased from $2,518 and $4,913 for the three and six months, respectively, ended June 30, 2004 to $2,836 and $4,978, respectively, for the same periods in 2005. This increase primarily reflects additional service charges and NSF fees from deposit-related products stemming primarily from increased volume as a result of the Bank’s High Performance Checking Program introduced in the first quarter of 2005 and also its expansion efforts. The Company believes that noninterest income will continue to improve over the second half of 2005 when compared to prior comparable periods as a result of the increased volume in deposits resulting from the Bank’s expansion efforts and its new High Performance Checking Program. In addition, other noninterest income increased by $75 and $410 to $627 and $1,661 for the three and six months ended June 30, 2005, respectively, from $552 and $1,251 for the same periods in 2004. This increase for the six months ended June 30, 2005 is primarily attributable to increased fees of $195 from the sale of mutual funds and annuities and $99 from the sale of the Company’s interest in an ATM network vendor.

Noninterest Expense. Control of noninterest expense also is an important aspect in enhancing income. Noninterest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, FDIC assessment, etc. Total noninterest expense was $10,422 and $20,697 for the three and six months ended June 30, 2005 compared to $8,574 and $17,525 for the same periods in 2004. The $1,848, or 21.55%, increase in total noninterest expense for the three months ended June 30, 2005 compared to the same period of 2004 principally reflects increases in all expense categories primarily as a result of the Company’s expansion program as well as costs of $384 associated with the Bank’s High Performance Checking Program, which the Company expects will continue for the remainder of 2005. This program is designed to generate significant numbers and balances of core transaction accounts.

Similarly, the $3,172 or 18.10%, increase in total noninterest expense for the six months ended June 30, 2005 compared to the same period in 2004 reflects substantially the same trends that existed during the quarter ended June 30, 2005.

Personnel costs are the primary element of the Company's noninterest expenses. For the three and six months ended June 30, 2005, salaries and benefits represented $5,099, or 48.93%, and $10,344, or 49.98%, respectively, of total noninterest expense. This was an increase of $635, or 14.22%, and $1,173, or 12.79%, respectively, from the $4,464 and $9,171 for the three and six months ended June 30, 2004. Including Bank branches and non-bank office locations, the Company had 53 locations at June 30, 2005 and at December 31, 2004, as compared to 49 at June 30, 2004, and the number of full-time equivalent employees increased 6.33% from 458 at June 30, 2004 to 487 at June 30, 2005. These increases in personnel costs, number of branches and employees are primarily the result of the Company’s expansion initiative and are expected to increase for the remainder of 2005 with the Company’s continued expansion efforts in Middle Tennessee and Knoxville and as a result of the Bank’s proposed acquisition of five Clarksville, Tennessee branches from Old National Bank.

Primarily as a result of this overall increase in noninterest expense, the Company’s efficiency ratio was negatively affected, as the ratio increased from 58.36% at June 30, 2004 to 60.81% at June 30, 2005. The efficiency ratio illustrates how much it cost the Company to generate revenue. For example, it cost the Company 60.81 cents to generate one dollar of revenue for the six months ended June 30, 2005 as compared to 58.36 cents for the six months ended June 30, 2004. The Company believes that its efficiency ratio will continue to be negatively impacted for the remainder of 2005 as a result of its continued expansion efforts.

Income Taxes. The effective income tax rate for the three and six months ended June 30, 2005 was 38.64% and 37.63%, respectively, compared to 38.41% and 37.59% for the same periods in 2004.

Changes in Financial Condition

Total assets at June 30, 2005 were $1,374,194, an increase of $140,791, or 11.41%, from total assets of $1,233,403 at December 31, 2004. The increase in assets was primarily reflective of the $110,618, or 10.73%, increase, as reflected on the Condensed Consolidated Balance Sheets, in net loans, excluding loans held for sale, and was funded by the $150,412, or 15.07%, increase in deposits resulting from the Company’s expansion efforts and its High Performance Checking Program.

At June 30, 2005, loans, net of unearned income and allowance for loan losses, were $1,141,764 compared to $1,031,146 at December 31, 2004, an increase of $110,618, or 10.73%, from December 31, 2004. The increase in loans during the first six months of 2005 primarily reflects an increase in commercial real estate loans and commercial loans and the growth in the loan portfolio of Middle Tennessee Bank & Trust.

Non-performing loans include non-accrual loans and loans 90 or more days past due. All loans that are 90 days past due are considered non-accrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Non-accrual loans that are 120 days past due without assurance of repayment are charged off against the allowance for loan losses. Nonaccrual loans and loans past due 90 days and still accruing increased slightly by $248, or 3.59%, during the six months ended June 30, 2005 to $7,154 from $6,906 at December 31, 2004. At June 30, 2005, the ratio of the Company’s allowance for loan losses to non-performing assets (which include non-accrual loans) was 177.74% compared to 185.56% at December 31, 2004.

The Company maintains an investment portfolio to provide liquidity and earnings. Investments at June 30, 2005 with an amortized cost of $54,892 had a market value of $54,719. At December 31, 2004, investments with an amortized cost of $39,742 had a market value of $39,824. The increase in investments from December 31, 2004 to June 30, 2005 results from the purchase of short-term federal agency securities as well as mortgage-backed securities reflecting management’s decision to channel more of the Company’s liquid assets into more favorable positions on the yield curve.

Liquidity and Capital Resources

Liquidity. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company's liquid assets include cash and due from banks, federal funds sold, investment securities and loans held for sale. Including securities pledged to collateralize municipal deposits, these assets represented 11.53% of the total liquidity base at June 30, 2005, as compared to 10.63% at December 31, 2004. The liquidity base is generally defined to include deposits, repurchase agreements, notes payable and subordinated debentures. In addition, the Company maintains borrowing availability with the Federal Home Loan Bank of Cincinnati (“FHLB”) approximating $29,283 at June 30, 2005. The Company also maintains federal funds lines of credit totaling $111,000 at nine correspondent banks, of which $111,000 was available at June 30, 2005. The Company believes it has sufficient liquidity to satisfy its current operating needs.

For the six months ended June 30, 2005, operating activities of the Company provided $3,625 of cash flows. Net income of $6,649 comprised a substantial portion of the cash generated from operations. Cash flows from operating activities were also positively affected by various non-cash items, including (i) $2,682 in provision for loan losses, and (ii) $1,763 of depreciation and amortization. These increases in cash flows were offset by (i) $5,327 decrease in accrued interest payable and other liabilities, (ii) $1,076 increase in other assets, and (iii) deferred tax benefit of $797. In addition, the cash flows provided by the proceeds from sales of mortgage loans exceeded the cash flows used by the originations of mortgage loans held for sale by $301.

The Company’s net increase in loans used $115,364 in cash flows and was the primary component of the $131,901 in net cash used in investing activities for the six months ended June 30, 2005. In addition, the Company purchased $16,860 in investment securities available for sale. Purchases of additional insurance related to certain benefit plans used $1,450 in cash flows, and fixed asset additions, net of proceeds from sale of fixed assets, used $1,188 in cash flows.

The net increase in deposits of $150,413 was the primary source of cash flows from financing activities. These cash flows were offset, in part, by the excess of repayments of notes payable over proceeds from notes payable in the amount of $14,713. In addition, dividends paid in the amount of $1,837 further reduced the total net cash provided from financing activities.

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

On September 25, 2003, the Company issued $10,310 of subordinated debentures, as part of a privately placed pool of trust preferred securities. The securities, due in 2033, bear interest at a floating rate of 2.85% above the three-month LIBOR rate, reset quarterly, and are callable in five years from the date of issuance without penalty. The Company used the proceeds of the offering to support its acquisition of IBC, and the capital raised from the offering qualifies as Tier 1 capital for regulatory purposes.

On June 28, 2005, the Company issued an additional $3,093 of subordinated debentures, as part of a privately placed pool of trust preferred securities. The securities, due in 2035, bear interest at a floating rate of 1.68% above the three-month LIBOR rate, reset quarterly, and are callable in five years from the date of issuance without penalty. The Company used the proceeds to augment its capital position in connection with its significant asset growth, and the capital raised from the offering qualifies as Tier 1 capital for regulatory purposes.

Shareholders’ equity on June 30, 2005 was $113,486, an increase of $4,768, or 4.39%, from $108,718 on December 31, 2004. The increase in shareholders’ equity primarily reflected net income for the six months ended June 30, 2005 of $6,649 ($0.86 per share, assuming dilution). This increase was offset by quarterly dividend payments during the six months ended June 30, 2005 totaling $1,837 ($0.24 per share).

On September 18, 2002 the Company announced that its Board of Directors had authorized the repurchase of up to $2,000 of the Company’s outstanding shares of common stock beginning in October 2002. The repurchase plan was renewed by the Board of Directors in September 2003. On June 4, 2004 the Company announced that its Board of Directors had approved an increase in the amount authorized to be repurchased from $2,000 to $5,000. The repurchase plan is dependent upon market conditions. To date, the Company has purchased 25,700 shares at an aggregate cost of approximately $538 under this program, which was renewed by the Company’s Board of Directors on November 15, 2004. Unless extended, the repurchase program will terminate on the earlier to occur of the Company’s repurchase of the total authorized dollar amount of the Company's common stock or December 1, 2005.

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

Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (“FRB”) and the Federal Deposit Insurance Corporation (the “FDIC”) require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of common equity, retained earnings, and a limited amount of qualifying perpetual preferred stock and trust preferred securities, net of goodwill and other intangible assets and accumulated other comprehensive income). These guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. At June 30, 2005, the Bank and the Company each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements. The table below sets forth the capital position of the Bank and the Company at June 30, 2005.

	Required Minimum Ratio	Required to be Well Capitalized	Bank	Company
Tier 1 risk-based capital	4.00%	6.00%	9.02%	8.94%
Total risk-based capital	8.00%	10.00%	10.27%	10.19%
Leverage Ratio	4.00%	5.00%	7.93%	7.85%

The Company's proposed acquisition of five Clarksville, Tennessee bank branches from Old National Bank will require that the Company contribute additional capital to the Bank in order for the Bank to remain well-capitalized within the meaning of federal regulatory requirements. The acquisition agreement entered into by the Bank in connection with the Old National branch acquisition requires that the Company secure financing commitments no later than August 8, 2005 in the amount necessary to provide the required capital to the Bank at the closing of the transaction if the Company is unable to complete an offering of its common stock providing net proceeds sufficient to provide the necessary capital to the Bank, and to enter into a definitive credit agreement for such financing under certain circumstances.

On July 22, 2005, the Company secured a commitment from SunTrust Bank, National Association for a $35,000 line of credit, which expires on August 31, 2005 if a definitive credit agreement is not entered into by the parties and decreases to $15,000 on November 30, 2005. The Company expects that it will enter into the definitive credit agreement during August 2005 and anticipates that it will file a registration statement with the Securities and Exchange Commission in early August 2005 for an underwritten public offering of up to 1,725,000 shares of its common stock, the proceeds of which will be used to provide capital to the Bank in an amount sufficient for the Bank to remain well-capitalized following the acquisition and for other general corporate purposes. The Company anticipates that it will only access the line of credit if it is unable to consummate a public offering resulting in net proceeds in the required amount prior to the closing of the Clarksville branch acquisition.

Off-Balance Sheet Arrangements

At June 30, 2005, the Company had outstanding unused lines of credit and standby letters of credit totaling $302,080 and unfunded loan commitments outstanding of $76,048. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate federal funds sold or securities available-for-sale or, on a short-term basis, to borrow any then available amounts from the FHLB and/or purchase federal funds from other financial institutions. At June 30, 2005, the Company had accommodations with upstream correspondent banks for unsecured federal funds lines. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about the Company’s off-balance sheet commitments as of June 30, 2005, which by their terms have contractual maturity dates subsequent to June 30, 2005:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Commitments to make loans - fixed	$10,904	$--	$--	$--	$10,904
Commitments to make loans - variable.	65,144	--	--	--	65,144
Unused lines of credit	191,573	38,078	4,689	39,085	273,425
Letters of credit	13,320	14,167	1,003	165	28,655
Total	$280,941	$52,245	$5,692	$39,250	$378,128

Disclosure of Contractual Obligations

In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes the Company’s significant fixed and determinable contractual obligations as of June 30, 2005:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Deposits without a stated maturity	$520,480	$--	$--	$--	$520,480
Certificate of deposits	438,441	139,343	49,589	581	627,954
Repurchase agreements	16,426	--	--	--	16,426
FHLB advances and notes payable	369	2,624	60,362	7,154	70,509
Subordinated debentures	--	--	--	13,403	13,403
Operating lease obligations	568	858	250	136	1,812
Deferred compensation	412	1,170	--	710	2,292
Purchase obligations	43	--	--	--	43
Total	$976,739	$143,995	$110,201	$21,984	$1,252,919

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

Effect of New Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first fiscal year reporting period beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006. Had the fair value of employee stock option compensation been included in the consolidated financial statements, net income for the six month periods ending June 30, 2005 and 2004 would have been decreased by $123 and $75, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company’s Form 10-K for the year ended December 31, 2004. No material changes in the assumptions used in preparing, or results obtained from, the model have occurred since December 31, 2004.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company made no unregistered sales of its equity securities or repurchases of its common stock during the quarter ended June 30, 2005.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on April 20, 2005. The following proposals were considered by shareholders at the Annual Meeting:

Proposal 1 - Election of Directors
The following directors were re-elected:

	Votes
			Broker
	For	Withheld	Non-Votes
Bruce Campbell	5,398,104	43,634	--
Robin Haynes	5,437,029	4,709	--
Jerald K. Jaynes	5,390,023	51,715	--
R. Stan Puckett	5,390,101	51,637	--
John Tolsma	5,431,812	9,926	--

The following directors will continue in office until the annual shareholders’ meeting for the year indicated:

Mr. Charles Brooks	2006
Mr. W.T. Daniels	2006
Mr. Charles H. Whitfield, Jr.	2006

Mr. Phil M. Bachman	2007
Mr. Terry Leonard	2007
Mr. Ronald E. Mayberry	2007
Mr. Kenneth R. Vaught	2007

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No. 2.1
Branch Purchase and Assumption Agreement dated July 20, 2005 by and between Greene County Bank and Old National Bank (Pursuant to Item 601(b)(2) of Regulation S-K the schedules and exhibits to this agreement have been omitted from this filing)*

Exhibit No. 31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No. 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this exhibit have been omitted and are subject to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENE COUNTY BANCSHARES, INC. (Registrant)

Date: August 1, 2005	By:	/s/ R. Stan Puckett

R. Stan Puckett Chairman of the Board and Chief Executive Officer (Duly authorized representative)

Date: August 1, 2005	By:	/s/ William F. Richmond

William F. Richmond Senior Vice President, Chief Financial Officer (Principal financial and accounting officer) and Assistant Secretary

EXHIBIT INDEX

Exhibit No. 2.1
Branch Purchase and Assumption Agreement dated July 20, 2005 by and between Greene County Bank and Old National Bank (Pursuant to Item 601(b)(2) of Regulation S-K the schedules and exhibits to this agreement have been omitted from this filing)*

Exhibit No. 31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No. 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this exhibit have been omitted and are subject to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.