Form 10-K/A
period 2004-12-31
GREENE COUNTY BANCSHARES INC
filed 2005-09-12
CIK 764402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     1. Portions of Proxy Statement for 2005 Annual Meeting of Shareholders. (Part III)

EXPLANATORY NOTE

Greene County Bancshares, Inc., a Tennessee corporation (the “Company”), is filing this Amendment No. 1 (the “Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 11, 2005 (the “Original Form 10-K”), to correct certain typographical errors and reclassify certain amounts in Item 1 of Part I and Items 6 and 7 of Part II of the Original Form 10-K. Except as identified above, no other amendments or changes to the Original Form 10-K are made by this Amendment No. 1 and the remainder of the Original Form 10-K shall remain in effect as of the date of filing of the Original Form 10-K. Additionally, this Amendment No. 1 does not purport to provide an update or discussion of any other developments subsequent to the filing of the Original Form 10-K.

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

     Loan Composition. The following table sets forth the composition of the Company’s loans at December 31 for each of the periods indicated.

	2004	2003	2002	2001	2000
Commercial	$165,975	$134,823	$93,836	$96,122	$87,680
Commercial real estate	484,088	445,104	342,407	295,002	288,254
Residential real estate	319,713	295,528	233,128	210,489	204,202
Loans held for sale	1,151	3,546	6,646	7,945	1,725
Consumer	82,532	81,624	77,644	80,314	88,687
Other	4,989	6,134	14,938	13,779	12,493

Total	1,058,448	966,759	768,599	703,651	683,041

Less:
Unearned Income	(10,430)	(10,988)	(11,696)	(13,159)	(14,248)
Allowance for loan losses	(15,721)	(14,564)	(12,586)	(11,221)	(11,728)

Net loans	$1,032,297	$941,207	$744,317	$679,271	$657,065

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

     The following is a summary of activity in the allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2004	2003	2002	2001	2000
Balance at beginning of year	$14,564	$12,586	$11,221	$11,728	$10,332
Reserve acquired in acquisition	363	1,340	—	—	—

Subtotal	14,927	13,926	11,221	11,728	10,332

Charge-offs:
Commercial	(1,538)	(1,007)	(1,216)	(411)	(429)
Commercial real estate	(1,044)	(664)	(956)	(997)	(537)

Subtotal	(2,582)	(1,671)	(2,172)	(1,408)	(966)

Residential real estate	(424)	(745)	(740)	(669)	(800)
Consumer	(3,962)	(4,381)	(4,736)	(5,753)	(6,022)
Other	(12)	—	—	—	—

Total charge-offs	(6,980)	(6,797)	(7,648)	(7,830)	(7,788)

Recoveries:
Commercial	304	195	239	11	43
Commercial real estate	66	92	54	54	137

Subtotal	370	287	293	65	180

Residential real estate	63	92	141	102	69
Consumer	1,504	1,281	1,514	1,197	926
Other	1	—	—	—	—

Total recoveries	1,938	1,660	1,948	1,364	1,175

Net charge-offs	(5,042)	(5,137)	(5,700)	(6,466)	(6,613)

Provision for loan losses	5,836	5,775	7,065	5,959	8,009

Balance at end of year	$15,721	$14,564	$12,586	$11,221	$11,728

Ratio of net charge-offs to average loans outstanding, net of unearned income, during the period	0.51%	0.64%	0.80%	0.94%	1.09%

Ratio of allowance for loan losses to nonperforming loans	227.64%	321.57%	161.73%	166.78%	221.79%

Ratio of allowance for loan losses to total loans, net of unearned income	1.50%	1.53%	1.68%	1.64%	1.76%

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

		Due After One	Due After Five
	Due in One Year	Year through	Years through 10	Due After
	or Less	Five Years	Years	10 Years	Total
US Treasury securities and Federal agency obligations – available for sale	$5,010	$15,522	$2,627	$3,889	$27,048
Federal agency obligations – held to maturity	250	—	—	—	250
Obligations of state and political subdivisions – available for sale	100	818	895	—	1,813
Obligations of state and political subdivisions – held to maturity	200	1,460	1,372	350	3,382
Other securities – available for sale	—	—	—	6,500	6,500
Other securities – held to maturity	—	491	258	—	749

Subtotal	$5,560	$18,291	$5,152	$10,739	$39,742

Market value adjustment on available-for- sale securities	(24)	(56)	(2)	39	(43)

Total	$5,536	$18,235	$5,150	$10,778	$39,699

Weighted average yield (a)	2.38%	3.21%	3.95%	5.20%	3.72%

(a)	Actual yields on tax-exempt obligations do not differ materially from yields computed on a tax equivalent basis.

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

Certificates of
Maturity Period	Deposits
Three months or less	$44,767
Over three through six months	22,438
Over six through twelve months	35,211
Over twelve months	43,809

Total	$146,225

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

PART II

ITEM 6. SELECTED FINANCIAL DATA

	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Total interest income	$65,076	$56,737	$59,929	$67,964	$67,696
Total interest expense	16,058	15,914	18,680	28,463	29,143

Net interest income	49,018	40,823	41,249	39,501	38,553
Provision for loan losses	(5,836)	(5,775)	(7,065)	(5,959)	(8,009)

Net interest income after provision for loan losses	43,182	35,048	34,184	33,542	30,544
Noninterest income:
Investment securities gains	—	—	46	—	—
Other income	13,028	11,588	10,484	9,593	6,568
Noninterest expense	(36,983)	(30,618)	(29,199)	(28,665)	(29,393)

Income before income taxes	19,227	16,018	15,515	14,470	7,719
Income tax expense	(7,219)	(5,781)	(5,702)	(5,047)	(2,206)

Net income	$12,008	$10,237	$9,813	$9,423	$5,513

Per Share Data:[1]
Net income, basic	$1.57	$1.48	$1.44	$1.38	$0.81
Net income, assuming dilution	$1.55	$1.47	$1.43	$1.38	$0.80
Dividends declared	$0.61	$0.59	$0.58	$0.56	$0.55
Book value	$14.22	$13.31	$10.94	$10.06	$9.24
Tangible book value[2]	$11.12	$10.57	$10.53	$9.64	$9.01

Financial Condition Data:
Assets	$1,233,403	$1,108,522	$899,396	$811,612	$789,117
Loans, net	$1,032,297	$941,207	$744,317	$679,271	$657,065
Cash and investments	$76,637	$80,910	$61,980	$57,470	$76,816
Federal funds sold	$39,921	$5,254	$39,493	$25,621	$8,130
Deposits	$998,022	$907,115	$719,323	$653,913	$648,641
Notes Payable	$85,222	$63,030	$82,359	$67,978	$59,949
Subordinated debentures	$10,310	$10,310	$—	$—	$—
Federal funds purchased and repurchase agreements	$13,868	$12,896	$10,038	$10,375	$4,713
Shareholders’ equity	$108,718	$101,935	$74,595	$68,627	$63,010
Tangible shareholders’ equity[2]	$85,023	$80,965	$71,799	$65,721	$61,413

Selected Ratios:
Interest rate spread	4.53%	4.59%	4.99%	4.98%	5.18%
Net yield on interest-earning assets	4.75%	4.83%	5.29%	5.41%	5.67%
Return on average assets	1.06%	1.12%	1.17%	1.20%	0.75%
Return on average equity	11.23%	12.59%	13.40%	13.96%	8.58%
Return on average tangible equity[2]	13.95%	13.38%	13.93%	14.30%	8.82%
Average equity to average assets	9.47%	8.87%	8.72%	8.59%	8.78%
Dividend payout ratio	38.86%	41.20%	40.31%	40.53%	68.22%
Ratio of nonperforming assets to total assets	0.69%	0.79%	1.48%	1.22%	0.96%
Ratio of allowance for loan losses to nonperforming assets	185.56%	166.35%	94.24%	112.89%	154.83%
Ratio of allowance for loan losses to total loans, net of unearned income	1.50%	1.53%	1.68%	1.64%	1.76%

[1]	Amounts have been restated to reflect the effect of the Company’s five-for-one stock split effected May 2001.

[2]	Tangible shareholders’ equity is shareholders’ equity less goodwill and intangible assets.

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

	2004			2003			2002
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans[1]
Real estate loans	$759,657	$44,124	5.81%	$612,528	$37,290	6.09%	$535,037	$37,139	6.94%
Commercial loans	145,870	7,685	5.27%	105,629	5,532	5.24%	93,525	5,724	6.12%
Consumer and other loans- net[2]	81,279	9,081	11.17%	82,702	9,516	11.51%	86,885	10,233	11.78%
Fees on loans	—	2,690		—	3,106		—	4,763

Total loans (including fees)	$986,806	$63,580	6.44%	$800,859	$55,444	6.92%	$715,447	$57,859	8.09%

Investment securities[3]
Taxable	$29,382	$1,040	3.54%	$28,297	$946	3.34%	$37,790	$1,490	3.94%
Tax-exempt[4]	4,569	164	3.59%	1,189	40	3.37%	787	25	3.18%
FHLB, Bankers Bank and other stock at cost	6,073	230	3.79%	5,378	193	3.59%	4,615	209	4.53%

Total investment securities	$40,024	$1,434	3.58%	$34,864	$1,179	3.38%	$43,192	$1,724	3.99%

Other short-term investments	4,810	62	1.29%	9,769	114	1.17%	21,339	346	1.62%

Total interest- earning assets	$1,031,640	$65,076	6.31%	$845,492	$56,737	6.71%	$779,978	$59,929	7.68%

Noninterest-earning assets:
Cash and due from banks	$32,430			$26,926			$22,615
Premises and equipment	34,795			27,879			25,776
Other, less allowance for loan losses	31,156			16,190			11,669

Total noninterest- earning assets	$98,381			$70,995			$60,060

Total assets	$1,130,021			$916,487			$840,038

[1]	Average loan balances include nonaccrual loans. Interest income collected on nonaccrual loans has been included.

[2]	Installment loans are stated net of unearned income.

[3]	The average balance of and the related yield associated with securities available for sale are based on the cost of such securities.

[4]	Tax exempt income has not been adjusted to tax-equivalent basis since it is not material.

	2004			2003			2002
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-bearing liabilities:
Deposits
Savings, NOW accounts and money markets	$336,114	$1,762	0.52%	$280,365	$1,576	0.56%	$269,103	$2,803	1.04%
Time deposits	466,392	10,437	2.24%	384,836	11,055	2.87%	344,059	12,463	3.62%

Total deposits	$802,506	$12,199	1.52%	$665,201	$12,631	1.90%	$613,162	$15,266	2.49%
Securities sold under repurchase agreements and short-term borrowings	15,903	162	1.02%	14,055	112	0.80%	17,133	192	1.12%
Subordinated debentures	10,310	466	4.52%	2,768	111	4.01%	—	—	—
Notes payable	75,311	3,231	4.29%	68,735	3,060	4.45%	63,014	3,222	5.11%

Total interest-bearing liabilities	$904,030	$16,058	1.78%	$750,759	$15,914	2.12%	$693,309	$18,680	2.69%

Non-interest-bearing liabilities:
Demand deposits	$105,763			$73,432			$63,373
Other liabilities	13,271			10,991			10,122

Total non-interesting bearing liabilities	$119,034			$84,423			$73,495

Shareholders’ equity	106,957			81,305			73,234

Total liabilities and shareholders’ equity	$1,130,021			$916,487			$840,038

Net interest income		$49,018			$40,823			$41,249

Margin analysis:
Interest rate spread			4.53%			4.59%			4.99%

Net yield on interest-earning assets (net interest margin)			4.75%			4.83%			5.29%

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

	2004 vs. 2003				2003 vs. 2002
			Rate/	Total			Rate/	Total
	Volume	Rate	Volume	Change	Volume	Rate	Volume	Change
Interest income:
Loans, net of unearned income	$12,873	$(3,844)	$(893)	$8,136	$6,907	$(8,328)	$(994)	$(2,415)
Investment securities:
Taxable	36	55	2	93	(374)	(227)	57	(544)
Tax — exempt	113	3	8	124	13	1	1	15
FHLB, Bankers Bank and other stock, at cost	25	12	1	38	23	(29)	(10)	(16)
Other short-term investments	(58)	12	(6)	(52)	(189)	(100)	57	(232)

Total interest income	12,989	(3,762)	(888)	8,339	6,380	(8,683)	(889)	(3,192)

Interest expense:
Savings, NOW accounts, and money market accounts	331	(123)	(22)	186	103	(1,276)	(54)	(1,227)
Time deposits	2,343	(2,443)	(518)	(618)	1,477	(2,579)	(306)	(1,408)
Short-term borrowings	2	41	7	50	(44)	(49)	13	(80)
Subordinated debentures	303	14	38	355	111	—	—	111
Notes payable	295	(113)	(11)	171	298	(417)	(43)	(162)

Total interest expense	3,274	(2,624)	(506)	144	1,945	(4,321)	(390)	(2,766)

Net interest income	$9,715	$(1,138)	$(382)	$8,195	$4,435	$(4,362)	$(499)	$(426)

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

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total
Commitments to make loans – fixed	$50,569	$—	$—	$—	$50,569
Commitments to make loans – variable	45,849	—	—	—	45,849
Unused lines of credit	138,460	29,319	2,012	36,923	206,714
Letters of credit	7,725	19,919	—	—	27,644

Total	$242,603	$49,238	$2,012	$36,923	$330,776

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

       (a) Exhibits. See Index to Exhibits

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENE COUNTY BANCSHARES, INC.

Date: September 12, 2005	By:	/s/ R. Stan Puckett

R. Stan Puckett Chairman of the Board and Chief Executive Officer (Duly Authorized Representative)

EXHIBIT INDEX

3.1	Amended and Restated Charter – incorporated herein by reference to the Company’s Registration Statement on Form S-4 filed on August 11, 2003.

3.2	Amended and Restated By laws – incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed on July 30, 2004.

10.1	Employment Agreement and Amendment to Employment Agreement between the Company and R. Stan Puckett – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the years ended December 31, 1995 and December 31, 2003, respectively.*

10.2	Employment Agreement between the Company and Kenneth R. Vaught – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10.3	Employment Agreement between the Company and Ronald E. Mayberry – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10.4	Non-competition Agreement between the Company and R. Stan Puckett – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the ended December 31, 2003.*

10.5	Non-competition Agreement between the Company and Kenneth R. Vaught – incorporated herein by reference to the Company’s Quarterly Report on Form 10-K for the quarter ended September 30, 2004.*

10.6	Greene County Bancshares, Inc. 2004 Long-Term Incentive Plan – incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed on April 30, 2004.*

10.7	Greene County Bancshares, Inc. Amended and Restated Deferred Compensation Plan for Non-employee Directors - incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 17, 2004.*

10.8	Form of Stock Option Award Agreement – incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.9	Deferred Fee Agreement between the Bank and John Tolsma dated December 13, 2004 – incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.10	Amendment and Restatement of the Greene County Bank Deferred Compensation Agreements dated March 11, 1997, March 1, 1999 and November 15, 2004 between the Bank and Phillip M. Bachman dated March 11, 2005 – incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.11	Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated March 1, 1999 between the Bank and W.T. Daniels dated March 11, 2005 – incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.12	Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated March 1, 1999 between the Bank and Terry Leonard dated March 11, 2005 – incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.13	Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 1999 between the Bank and Charles S. Brooks dated March 11, 2005 – incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.14	Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 1999 between the Bank and Jerald K. Jaynes dated March 11, 2005 – incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.15	Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 2003 between the Bank and Charles H. Whitfield, Jr. dated March 11, 2005 – incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.16	Greene County Bank Executive Deferred Compensation Agreement between the Bank and R. Stan Puckett dated March 11, 2005 – incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.17	Greene County Bank Executive Deferred Compensation Agreement between the Bank and Kenneth R. Vaught dated March 11, 2005
– incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.18	Greene County Bank Executive Deferred Compensation Agreement between the Bank and Ronald E. Mayberry dated March 11, 2005
– incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.19	Greene County Bancshares, Inc. Change in Control Protection Plan – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 26, 2004.*

10.20	Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and Steve L. Droke – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 26, 2004.*

10.21	Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and Ronald E. Mayberry – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 26, 2004.*

10.22	Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and William F. Richmond – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 26, 2004.*

11.1	Statement re Computation of Per Share Earnings – incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

21.1	Subsidiaries of the Company – incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

23.1	Consent of Dixon Hughes PLLC – incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

23.2	Consent of Crowe Chizek and Company LLC – incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a) – incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a) – incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

31.3	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.4	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

_______________

* Management contract or compensatory plan.