Form 10-Q/A
period 2005-03-31
GREENE COUNTY BANCSHARES INC
filed 2005-09-12
CIK 764402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE
Greene County Bancshares, Inc., a Tennessee corporation (the "Company"), is filing this Amendment No. 2 (the "Amendment No. 2") to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on May 5, 2005 (the “Original Form 10-Q”), as amended by Amendment No. 1 filed with the Securities and Exchange Commission on August 1, 2005 (the "Amendment No. 1"), to correct certain typographical errors and reclassify certain amounts in Item 2 of Part I of the Original Form 10-Q. Except as identified above, no other amendments or changes to the Original Form 10-Q are made by this Amendment No. 2 and the remainder of the Original Form 10-Q, as amended by Amendment No. 1, shall remain in effect as of the date of filing of the Original Form 10-Q. Additionally, this Amendment No. 2 does not purport to provide an update or discussion of any other developments subsequent to the filing of the Original Form 10-Q.

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

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
Commitments to make loans - fixed	$11,205	$—	$—	$—	$11,205
Commitments to make loans - variable	34,875	—	—	—	34,875
Unused lines of credit	157,793	42,845	2,520	36,037	239,195
Letters of credit	278	24,789	2,000	—	27,067
Total	$204,151	$67,634	$4,520	$36,037	$312,342

Disclosure of Contractual Obligations

In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes the Company’s significant fixed and determinable contractual obligations as of March 31, 2005:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Deposits without a stated maturity	$516,713	$—	$—	$—	$516,713
Certificate of deposits	392,330	113,185	51,462	623	557,600
Repurchase agreements	15,117	—	—	—	15,117
FHLB advances and notes payable	30,000	1,800	59,580	3,807	95,187
Subordinated debentures	—	—	—	10,310	10,310
Operating lease obligations	449	822	306	134	1,711
Deferred compensation	419	1,124	—	657	2,200
Purchase obligations	18	—	—	—	18
Total	$955,046	$116,931	$111,348	$15,531	$1,198,856

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

The Company’s annualized net charge-offs for the three months ended March 31, 2005 were $3,116 compared to actual net charge-offs of $5,042 for the year ended December 31, 2004. Annualized net charge-offs as a percentage of average loans improved from 0.48% for the three months ended March 31, 2004 to 0.29% for the three months ended March 31, 2005. Net charge-offs as a percentage of average loans were 0.51% for the year ended December 31, 2004. Within the Bank, annualized net charge-offs as a percentage of average loans fell from 0.27% for the three months ended March 31, 2004 to 0.16% for the same period in 2005. Net charge-offs within the Bank as a percentage of average loans were 0.35% for the year ended December 31, 2004. Annualized net charge-offs in Superior Financial for the three months ended March 31, 2005 were $495 compared to actual net charge-offs of $525 for the year ended December 31, 2004. Annualized net charge-offs in the Bank for the three months ended March 31, 2005 were $1,738 compared to actual net charge-offs of $3,418 for the year ended December 31, 2004. Annualized net charge-offs in GCB Acceptance for the three months ended March 31, 2005 were $885 compared to actual net charge-offs of $1,099 for the year ended December 31, 2004. At this point, management believes that total net charge-offs for 2005 within the Bank and its subsidiaries will decline slightly compared to 2004 based on an improving economy and asset quality trends.

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

Total non-interest income for the three months ended March 31, 2005 was $3,176 as compared to $3,094 for the same period in 2004. Service charges, commissions and fees remain the largest component of total non-interest income and decreased $253, or 10.56%, to $2,142 for the three months ended March 31, 2005 from $2,395 for the same period in 2004. This decrease primarily reflects a reduction in fees from deposit-related products due primarily to declining volume. In addition, other non-interest income increased by $335, or 47.93%, to $1,034 for the three months ended March 31, 2005 from $699 for the same period in 2004. The increase is primarily attributable to increased fees from the sale of mutual funds and annuities and income from the sale of the Company’s interest in an ATM network vendor.

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

The Company maintains an investment portfolio to provide liquidity and earnings. Investments at March 31, 2005 with an amortized cost of $53,695 had a market value of $53,526. At year-end 2004, investments with an amortized cost of $39,742 had a market value of $39,824. The increase in investments from December 31, 2004 to March 31, 2005 results from the purchase of short-term federal agency securities as well as mortgage-backed securities reflecting management’s decision to channel more of the Company’s liquid assets into more favorable positions on the yield curve.

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

PART II - OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

Exhibit No. 10.1	First amendment dated March 31, 2005 to non-competition agreement dated August 10, 2004, by and between the Company and Kenneth R. Vaught*

Exhibit No. 10.2	First amendment dated April 15, 2005 to non-competition agreement dated November 24, 2003, by and between the Company and R. Stan Puckett*

Exhibit No. 31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)*

Exhibit No. 31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)*

Exhibit No. 31.3	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)**

Exhibit No. 31.4	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)**

Exhibit No. 31.5	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 31.6	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 as filed with the Securities and Exchange Commission on May 5, 2005.

** Previously filed with Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on August 1, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Greene County Bancshares, Inc.
Registrant

Date: September 12, 2005	By:	/s/ R. Stan Puckett
R. Stan Puckett
Chairman of the Board and Chief Executive Officer (Duly authorized representative)

Date: September 12, 2005	/s/ William F. Richmond
William F. Richmond
Senior Vice President, Chief Financial Officer (Principal financial and accounting officer) and Assistant Secretary