Form 10-Q/A
period 2005-06-30
GREENE COUNTY BANCSHARES INC
filed 2005-09-12
CIK 764402

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

EXPLANATORY NOTE

Greene County Bancshares, Inc., a Tennessee corporation (the "Company"), is filing this Amendment No. 1 (the "Amendment No. 1") to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 1, 2005 (the "Original Form 10-Q"), to correct a typographical error related to its effective income tax rate for the six months ended June 30, 2005 in Item 2 of Part I of the Original Form 10-Q and to reflect that the Company has withdrawn its confidential treatment request with respect to the Branch Purchase and Assumption Agreement dated as of July 20, 2005 by and between the Company’s wholly-owned bank subsidiary, Greene County Bank, and Old National Bank. Except as identified above, no other amendments or changes to the Original Form 10-Q are made by this Amendment No. 1 and the remainder of the Original Form 10-Q shall remain in effect as of the date of filing of the Original Form 10-Q. Additionally, this Amendment No. 1 does not purport to provide an update or discussion of any other developments subsequent to the filing of the Original Form 10-Q.

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

Income Taxes. The effective income tax rate for the three and six months ended June 30, 2005 was 38.64% and 37.62%, respectively, compared to 38.41% and 37.59% for the same periods in 2004.

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

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Commitments to make loans - fixed	$10,904	$--	$--	$--	$10,904
Commitments to make loans - variable	65,144	--	--	--	65,144
Unused lines of credit	191,573	38,078	4,689	39,085	273,425
Letters of credit	13,320	14,167	1,003	165	28,655
Total	$280,941	$52,245	$5,692	$39,250	$378,128

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

PART II - OTHER INFORMATION

Item 6.	Exhibits

Exhibit No. 2.1
Branch Purchase and Assumption Agreement dated July 20, 2005 by and between Greene County Bank and Old National Bank (pursuant to Item 601(b)(2) of Regulation S-K the schedules and exhibits to this agreement have been omitted from this filing)*

Exhibit No. 31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)**

Exhibit No. 31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)**

Exhibit No. 31.3	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 31.4	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit No. 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
______________________
*
The Company has withdrawn its confidential treatment request with respect to this agreement and has filed the agreement in its entirety as Exhibit 2.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-127120) as filed with the Securities and Exchange Commission on September 9, 2005.

**	Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities Exchange Commission on August 1, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GREENE COUNTY BANCSHARES, INC. (Registrant)

Date: September 12, 2005	By:	/s/ R. Stan Puckett

R. Stan Puckett Chairman of the Board and Chief Executive Officer (Duly authorized representative)

Date: September 12, 2005	By:	/s/ William F. Richmond

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

Exhibit No. 31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)**

Exhibit No. 31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)**

Exhibit No. 31.3	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 31.4	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit No. 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
______________________
*
The Company has withdrawn its confidential treatment request with respect to this agreement and has filed the agreement in its entirety as Exhibit 2.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-127120) as filed with the Securities and Exchange Commission on September 9, 2005.

**	Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities Exchange Commission on August 1, 2005.