Form 10-Q
period 2005-09-30
GREENE COUNTY BANCSHARES INC
filed 2005-11-07
CIK 764402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number  0-14289

GREENE COUNTY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1222567
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

100 North Main Street, Greeneville, Tennessee	37743-4992
(Address of principal executive offices)	(Zip Code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Registrant’s telephone number, including area code:  (423) 639-5111

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  YES  ☐  NO  ☒

As of November 2, 2005, the number of shares outstanding of the issuer’s common stock was: 9,760,906

PART 1 – FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Registrant and its wholly owned subsidiaries are as follows:

GREENE COUNTY BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2005 and December 31, 2004

(Amounts in thousands, except share and per share data)

	September 30, 2005	December 31, 2004*
	(Unaudited)
ASSETS
Cash and due from banks	$35,464	$30,727
Federal funds sold	10,857	39,921
Securities available for sale	53,778	35,318
Securities held to maturity (with a market value of $3,394 and $4,506)	3,380	4,381
FHLB, Bankers Bank and other stock, at cost	6,407	6,211
Loans held for sale	4,260	1,151
Loans	1,215,072	1,046,867
Less: Allowance for loan losses	(17,640)	(15,721)
Net loans	1,197,432	1,031,146
Premises and equipment, net	36,311	35,591
Goodwill and other intangible assets	23,131	23,695
Other assets	34,560	25,262
Total assets	$1,405,580	$1,233,403

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,134,864	$998,022
Repurchase agreements	11,393	13,868
FHLB advances and notes payable	70,240	85,222
Subordinated debentures	13,403	10,310
Accrued interest payable and other liabilities	15,373	17,263
Total liabilities	1,245,273	1,124,685

Shareholders’ equity
Common stock: $2 par, 15,000,000 shares authorized, 9,485,949 and 7,647,740 shares outstanding	18,972	15,296
Additional paid-in capital	64,634	24,160
Retained earnings	76,860	69,289
Accumulated other comprehensive loss	(159)	(27)
Total shareholders’ equity	160,307	108,718

Total liabilities and shareholders’ equity	$1,405,580	$1,233,403

* Derived from audited consolidated financial statements.

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Three and Nine Months Ended September 30, 2005 and 2004

(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

Interest income
Interest and fees on loans	$21,335	$15,796	$59,265	$46,843
Investment securities	626	344	1,691	1,069
Federal funds sold and interest-earning deposits	154	2	597	29
	22,115	16,142	61,553	47,941

Interest expense
Deposits	6,285	2,665	16,048	8,857
Borrowings	1,282	1,065	3,558	2,809
	7,567	3,730	19,606	11,666

Net interest income	14,548	12,412	41,947	36,275

Provision for loan losses	1,704	1,062	4,386	3,747

Net interest income after provision for loan losses	12,844	11,350	37,561	32,528

Noninterest income
Service charges and fees	3,159	2,436	8,137	7,349
Other	637	584	2,298	1,835
	3,796	3,020	10,435	9,184

Noninterest expense
Salaries and employee benefits	5,366	4,800	15,710	13,971
Occupancy and furniture and equipment expense	1,821	1,494	5,334	4,445
Other	3,504	2,917	10,344	8,320
	10,691	9,211	31,388	26,736

Income before income taxes	5,949	5,159	16,608	14,976

Provision for income taxes	2,273	1,946	6,283	5,636

Net income	$3,676	$3,213	$10,325	$9,340

Comprehensive income	$3,639	$3,418	$10,193	$9,226

Per share of common stock:
Basic earnings	$0.48	$0.42	$1.35	$1.22
Diluted earnings	$0.47	$0.42	$1.33	$1.21
Dividends	$0.12	$0.12	$0.36	$0.36

Weighted average shares outstanding:
Basic	7,710,871	7,644,544	7,670,502	7,657,078
Diluted	7,805,458	7,710,335	7,765,343	7,724,756

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2005

(Amounts in thousands, except share and per share data)

				Accumulated
				Other	Total
		Additional		Compre-	Share-
	Common	Paid-in	Retained	hensive	holders’
	Stock	Capital	Earnings	Loss	Equity
	(Unaudited)

Balance, January 1, 2005	$15,296	$24,160	$69,289	$(27)	$108,718

Issuance of 5,166 shares under stock option plan	10	67	—	—	77
Dividends paid ($.36 per share)	—	—	(2,754)	—	(2,754)
Issuance of 1,833,043 shares in public offering	3,666	40,407	—	—	44,073
Comprehensive income:
Net income	—	—	10,325	—	10,325
Change in unrealized gains (losses), net of taxes	—	—	—	(132)	(132)
Total comprehensive income					10,193

Balance, September 30, 2005	$18,972	$64,634	$76,860	$(159)	$160,307

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2005 and 2004

(Amounts in thousands)

	September 30,	September 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities
Net income	$10,325	$9,340
Adjustments to reconcile net income to net cash provided from operating activities
Provision for loan losses	4,386	3,747
Depreciation and amortization	2,673	2,297
Security amortization and accretion, net	23	83
FHLB stock dividends	(196)	(162)
Net gain on sale of mortgage loans	(339)	(368)
Originations of mortgage loans held for sale	(29,234)	(36,085)
Proceeds from sales of mortgage loans	26,463	38,134
Increase in cash surrender value of life insurance	(426)	(358)
Net losses from sales of fixed assets	20	47
Net loss on OREO and repossessed assets	66	216
Deferred tax (benefit) expense	(1,227)	1,947
Net changes:
Other assets	(1,962)	252
Accrued interest payable and other liabilities	(1,891)	(643)
Net cash provided from operating activities	8,681	18,447

Cash flows from investing activities
Purchase of securities available for sale	(21,310)	(5,000)
Proceeds from maturities of securities held for sale	2,611	10,585
Proceeds from maturities of securities held to maturity	1,003	903
Purchase of life insurance	(3,657)	(2,500)
Net change in loans	(174,770)	(36,005)
Proceeds from sale of other real estate	2,088	3,150
Improvements to other real estate	—	(5)
Proceeds from sale of fixed assets	8	20
Premises and equipment expenditures	(2,857)	(2,886)
Net cash used in investing activities	(196,884)	(31,738)

Cash flows from financing activities
Net change in deposits	136,842	(29,027)
Net change in repurchase agreements	(2,475)	(2,426)
Proceeds from notes payable	214,757	134,950
Proceeds from subordinated debentures	3,093	—
Repayments of notes payable	(229,737)	(97,224)
Dividends paid	(2,754)	(2,754)
Proceeds from issuance of common stock	44,150	141
Repurchase of common stock	—	(538)
Net cash provided from financing activities	163,876	3,122
Net change in cash and cash equivalents	(24,327)	(10,169)
Cash and cash equivalents, beginning of year	70,648	41,341
Cash and cash equivalents, end of period	$46,321	$31,172
Supplemental disclosures – cash and noncash
Interest paid	$19,507	$12,585
Income taxes paid	4,951	3,527
Loans converted to other real estate	4,816	3,817
Unrealized loss on available for sale securities, net of tax	(132)	(114)

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

Unaudited

(Amounts in thousands, except share and per share data)

NOTE 1 – PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements of Greene County Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Greene County Bank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain amounts from prior period financial statements have been reclassified to conform to the current year’s presentation.  These reclassifications had no effect on net income or shareholders’ equity as previously reported.

NOTE 2 – STOCK COMPENSATION

Employee compensation expense under stock option plans is reported if options are granted below market price at grant date, whereas expense for options granted at market price are reported on a pro forma basis.  Pro forma disclosures of net income and earnings per share are shown below using the fair value method of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) , “Share-Based Payment” (“SFAS No. 123(R)”) to measure expense for options using the Black-Scholes option pricing model to estimate fair value.

The Company maintains a 2004 Long-Term Incentive Plan, pursuant to which 500,000 shares of the Company’s common stock have been reserved for issuance to directors and employees of the Company and the Bank.  The plan provides for the issuance of awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, deferred share units and performance awards.  Stock options granted under the plan are typically granted at exercise prices equal to the fair market value of the Company’s common stock on the date of grant and typically have terms of ten years and vest at an annual rate of 20%.

The following disclosures show the effect on income and earnings per share had the options’ fair value been recorded using an option pricing model.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income:
As reported	$3,676	$3,213	$10,325	$9,340
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4	(8)	11	11
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of tax	(40)	(30)	(170)	(124)
Pro forma	$3,640	$3 ,175	$10,166	$9 ,227
Earnings per common share:
As reported	$0.48	$0.42	$1.35	$1.22
Pro forma	$0.48	$0.42	$1.33	$1.20
Diluted earnings per common share:
As reported	$0.47	$0.42	$1.33	$1.21
Pro forma	$0.47	$0.41	$1.31	$1.19

NOTE 3 – LOANS (NET)

Loans at September 30, 2005 and December 31, 2004 were as follows:

	September 30,	December 31,
	2005	2004

Commercial	$224,021	$165,975
Commercial real estate	612,731	484,088
Residential real estate	302,693	319,713
Consumer	81,747	82,532
Other	3,707	4,989
	1,224,899	1,057,297

Less: Unearned interest income	(9,827)	(10,430)
Allowance for loan losses	(17,640)	(15,721)

Net Loans	$1,197,432	$1,031,146

Transactions in the allowance for loan losses and certain information about nonaccrual loans and loans 90 days past due but still accruing interest for the nine months ended September 30, 2005 and twelve months ended December 31, 2004 were as follows:

	September 30,	December 31,
	2005	2004

Balance at beginning of year	$15,721	$14,564
Add (deduct):
Reserve acquired in acquisition	—	363
Provision	4,386	5,836
Loans charged off	(3,806)	(6,980)
Recoveries of loans charged off	1,339	1,938
Ending balance	$17,640	$15,721

	September 30,	December 31,
	2005	2004

Loans past due 90 days still on accrual	$1,077	$664
Nonaccrual loans	6,023	6,242
Total	$7,100	$6,906

NOTE 4 – EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Stock options are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the three and nine months ended September 30, 2005, 60,185 options are excluded from the effect of dilutive securities because they are anti-dilutive; 72,155 options are similarly excluded from the effect of dilutive securities for the three and nine months ended September 30, 2004.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005		2004
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income available to common shareholders	$3,676	7,710,871	$3,213	7,644,544

Effect of dilutive securities
Stock options outstanding	—	94,587	—	65,791

Diluted EPS
Income available to common shareholders plus assumed conversions	$3,676	7,805,458	$3,213	7,710,335

	Nine Months Ended September 30,
	2005		2004
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income available to common shareholders	$10,325	7,670,502	$9,340	7,657,078

Effect of dilutive securities
Stock options outstanding	—	94,841	—	67,678

Diluted EPS
Income available to common shareholders plus assumed conversions	$10,325	7,765,343	$9,340	7,724,756

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

Three months ended September 30, 2005	Bank	Other Segments	Holding Company	Eliminations	Totals

Net interest income (expense)	$13,366	$1,410	$(228)	$—	$14,548
Provision for loan losses	1,408	296	—	—	1,704
Noninterest income	3,468	524	8	(204)	3,796
Noninterest expense	9,672	1,072	151	(204)	10,691
Income tax expense (benefit)	2,194	222	(143)	—	2,273
Segment profit	$3,560	$344	$(228)	$—	$3,676
Segment assets at September 30, 2005	$1,363,774	$30,229	$11,577	$—	$1,405,580

Three months ended September 30, 2004	Bank	Other Segments	Holding Company	Eliminations	Totals

Net interest income (expense)	$11,048	$1,507	$(143)	$—	$12,412
Provision for loan losses	838	224	—	—	1,062
Noninterest income	2,830	384	4	(198)	3,020
Noninterest expense	8,130	1,131	148	(198)	9,211
Income tax expense (benefit)	1,870	194	(118)	—	1,946
Segment profit	$3,040	$342	$(169)	$—	$3,213
Segment assets at September 30, 2004	$1,087,230	$30,978	$2,020	$—	$1,120,228

Nine months ended September 30, 2005	Bank	Other Segments	Holding Company	Eliminations	Totals

Net interest income (expense)	$38,053	$4,434	$(540)	$—	$41,947
Provision for loan losses	3,435	951	—	—	4,386
Noninterest income	9,411	1,442	197	(615)	10,435
Noninterest expense	28,299	3,256	448	(615)	31,388
Income tax expense (benefit)	5,983	655	(355)	—	6,283
Segment profit	$9,747	$1,014	$(436)	$—	$10,325

Nine months ended September 30, 2004	Bank	Other Segments	Holding Company	Eliminations	Totals

Net interest income (expense)	$31,946	$4,698	$(369)	$—	$36,275
Provision for loan losses	2,674	1,073	—	—	3,747
Noninterest income	8,409	1,175	178	(578)	9,184
Noninterest expense	23,337	3,411	566	(578)	26,736
Income tax expense (benefit)	5,447	527	(338)	—	5,636
Segment profit	$8,897	$862	$(419)	$—	$9,340

Asset Quality Ratios

	Bank	Other	Total
As of and for the period ended September 30, 2005
Nonperforming loans as a percentage of total loans net of unearned income	0.54%	1.69%	0.58%
Nonperforming assets as a percentage of total assets	0.70%	1.85%	0.75%
Allowance for loan losses as a percentage of total loans net of unearned income	1.26%	7.92%	1.45%
Allowance for loan losses as a percentage of nonperforming assets	154.79%	311.17%	166.27%
Annualized net charge-offs to average total loans, net of unearned income	0.17%	4.21%	0.29%

	Bank	Other	Total
As of and for the period ended September 30, 2004
Nonperforming loans as a percentage of total loans net of unearned income	0.77%	2.24%	0.83%
Nonperforming assets as a percentage of total assets	1.01%	3.18%	1.10%
Allowance for loan losses as a percentage of total loans net unearned income	1.25%	8.28%	1.51%
Allowance for loan losses as a percentage of nonperforming assets	108.50%	249.81%	120.52%
Annualized net charge-offs to average total loans, net of unearned income	0.30%	5.31%	0.47%

	Bank	Other	Total
As of and for the year ended December 31, 2004
Nonperforming loans as a percentage of total loans net of unearned income	0.60%	2.22%	0.66%
Nonperforming assets as a percentage of total assets	0.61%	2.90%	0.69%
Allowance for loan losses as a percentage of total loans net unearned income	1.27%	7.77%	1.50%
Allowance for loan losses as a percentage of nonperforming assets	176.54%	255.69%	185.56%
Net charge-offs to average total loans, net of unearned income	0.35%	5.04%	0.51%

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill was no longer amortized starting in 2002; however, it is periodically evaluated for impairment and no impairment was recognized during the second quarter of 2005.  Goodwill had a carrying amount of $18,282 at September 30, 2005 and December 31, 2004.

Core deposit and other intangibles

Other intangible assets consist of core deposit intangibles arising from whole bank and branch acquisitions.  They are initially measured at fair value and then are amortized on a straight-line method over their estimated useful lives, which is 10 years.

Core deposit intangibles had a gross carrying amount of $7,320 for the period ended September 30, 2005 and the year ended December 31, 2004 and accumulated amortization of $2,471 and $1,907 for the same periods, respectively.  Aggregate amortization expense for the three and nine months ended September 30, 2005 was $188 and $564, respectively, as compared to $156 and $462, respectively, for the same periods in 2004. Annual estimated amortization expense for the next five years is:

2005	$752
2006	642
2007	642
2008	642
2009	642
Total	$3,320

NOTE 7 – SUBORDINATED DEBENTURES

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

In accordance with FASB Interpretation No. 46R, GC Trust and GC Trust II are not consolidated with the Company.  Accordingly, the Company does not report the securities issued by GC Trust and GC Trust II as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by GC Trust and GC Trust II.  However, the Company has fully and unconditionally guaranteed the repayment of the variable rate trust preferred securities.  These trust preferred securities currently qualify as Tier 1 capital for regulatory capital requirements of the Company.

NOTE 8 – REVOLVING CREDIT AGREEMENT

On August 30, 2005, the Company entered into and became obligated under a Revolving Credit Agreement (the “Credit Agreement”) by and between the Company and SunTrust Bank (“SunTrust”) pursuant to which SunTrust has agreed to loan the Company up to $35,000, with such maximum amount available under the Credit Agreement being reduced to $15,000 after November 30, 2005 (the “Loan”).

SunTrust’s obligation to make the Loan to the Company terminates on August 29, 2006, unless the Loan is extended or earlier terminated, in accordance with the terms of the Credit Agreement. Advances under the Loan will bear interest, at the Company’s discretion, at a rate of one, two, three or six month LIBOR plus 1.75% per annum from August 30, 2005 to November 30, 2005 and at a rate of one, two, three or six month LIBOR plus 1.25% per annum from November 30, 2005 to the end of the Loan’s term.  The Company also must pay SunTrust a commitment fee equal to 0.15% per annum on the average daily amount of the Loan that has not been borrowed by the Company.

The Loan is secured by SunTrust’s lien and security interest in all of the outstanding common stock of the Bank pursuant to the terms of a Security Agreement entered into by and between the Company and SunTrust dated as of August 30, 2005.  The Credit Agreement contains certain financial covenants that require the Company and the Bank to, among other things, (i) maintain a ratio of tangible net worth to total tangible assets of at least 4.5% from August 30, 2005 to November 30, 2005 and of at least 6.5% thereafter; (ii) achieve a return on total average assets of not less than 0.80% for each fiscal quarter and the previous three fiscal quarters; (iii) keep its ratio of nonperforming assets to total loans and other real estate owned below 1.75%; and (iv) achieve certain capital ratios.

NOTE 9 – SUBSEQUENT EVENT

On October 7, 2005 the Bank completed the purchase of five branch offices in Clarksville, Tennessee, from Old National Bank, Evansville, Indiana.  In the acquisition, the Bank assumed a total of approximately $173,000 in deposits and acquired approximately $115,000 in loans outstanding and $11,000 in fixed assets, including buildings and equipment.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “may,” “could,” “would,” “should,” “estimate,” “expect,” “intend,” “seek,” or similar expressions.  These forward-looking statements may address, among other things, the Company’s business plans, objectives or goals for future operations or expansion, the Company’s forecasted revenues, earnings, assets or other measures of performance, or estimates of risks and future costs and benefits.  Although these statements reflect the Company’s good faith belief based on current expectations, estimates and projections, they are subject to risks, uncertainties and assumptions and are not guarantees of future performance.  Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, the following:

•                                          the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth;

•                                          changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers or issuers;

•                                          an insufficient allowance for loan losses as a result of inaccurate assumptions;

•                                          changes in interest rates, yield curves and interest rate spread relationships;

•                                          the strength of the economies in the Company’s target market areas, as well as general economic, market or business conditions;

•                                          changes in demand for loan products and financial services;

•                                          increased competition or market concentration;

•                                          concentration of credit exposure;

•                                          new state or federal legislation, regulations, or the initiation or outcome of litigation; and

•                                          other circumstances, many of which may be beyond the Company’s control.

If one or more of these risks or uncertainties materialize, or if any of the Company’s underlying assumptions prove incorrect, the Company’s actual results, performance or achievements may vary materially from future results, performance or achievements expressed or implied by these forward-looking statements.  All forward-looking statements included in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by the cautionary statements in this section.  The Company does not intend to and assumes no responsibility for updating or revising any forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise.

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

On November 15, 2004 the Company established banking operations in Nashville, Tennessee, in Davidson County, with the opening of a full-service branch operating under the name of Middle Tennessee Bank & Trust.  This new branch, like all of the Bank’s bank brands, operates within the Bank’s structure.  This new branch expanded the Company’s presence in the Middle Tennessee market and helped fill in the market between Sumner and Rutherford Counties.  In 2005, Middle Tennessee Bank & Trust has opened a new branch in Williamson County, Tennessee and expects to open another new branch in Davidson County, Tennessee in the fourth quarter.

The Company opened a new branch in Knoxville, Tennessee in late 2003 and expects to open its second branch in that city during the first-half of 2006.

On December 10, 2004 the Company purchased three full-service branches from National Bank of Commerce located in Lawrence County Tennessee.  This purchase (“NBC transaction”) adds to the Bank’s presence in Middle Tennessee.

On October 7, 2005, the Company purchased five bank branches in Clarksville, Tennessee from Old National Bank, Evansville, Indiana. (the “Clarksville transaction”)  In the acquisition, the Bank assumed a total of approximately $173,000 in deposits and acquired approximately $115,000 in loans outstanding and $11,000 in fixed assets, including buildings and equipment.

Overview

The Company’s results of operations for the third quarter and the nine month period ended September 30, 2005, compared to the same periods in 2004, reflected an increase in interest income due primarily to loan growth as a result of the Company’s expansion initiatives, offset, in part, by an increase in interest expense as a result of increased deposit levels resulting from its expansion efforts and competitive deposit pricing pressures.

The increase in net interest income was also offset, in part, by an increase in noninterest expense which was reflective of the Company’s expansion efforts into Middle Tennessee and the Company’s branch expansion in its Knoxville, Tennessee market as well as expenses associated with the establishment of the Company’s High Performance Checking Program.  The Company’s provision for loan losses also increased, particularly in the three months ended September 30, 2005 as compared to the same period in 2004, reflective primarily of the Company’s loan growth.  Noninterest income also increased for both the three and nine months ended September 30, 2005 as compared to the comparable periods in 2004 as a result of increased deposit service charges and Non-Sufficient Funds (“NSF”) fees resulting from the Company’s expansion efforts and recently introduced High Performance Checking Program.

The Company’s net interest margin for the three and nine months ended September 30, 2005 continued to experience compression, primarily as a result of deposit and other liability pricing pressures that the Company continued to experience as it aggressively attempted to support its loan growth.  The Company’s net interest margin also experienced compression as a result of the Company’s competitive pricing of its loans, particularly in its Middle Tennessee market, and its emphasis on originating more traditional loans while controlling the growth of its higher-yielding subprime loans at its non-bank subsidiaries.  The Company believes that it will continue to experience compression in its net interest margin for the remainder of 2005 as a result of loan and deposit pricing pressures.

At September 30, 2005, the Company had total consolidated assets of approximately $1,405,580, total consolidated deposits of approximately $1,134,864, total consolidated net loans, net of unearned income and allowance for loan losses, of approximately $1,201,692, and total consolidated shareholders’ equity of approximately $160,307.  The Company’s annualized return on average shareholders’ equity for the three and nine months ended September 30, 2005, was 12.52% and 12.08%, respectively, and its return on average total assets for the same periods was 1.07% and 1.04%, respectively.  The Company expects that its total assets, total consolidated deposits, total consolidated net loans and total shareholders’ equity will continue to increase over the remainder of 2005 as a result of its expansion efforts, including its branch expansions in the Middle Tennessee, Knoxville, and also the Clarksville transaction.

On September 28, 2005, the Company consummated the sale of 1,833,043 shares of its common stock in a public offering in which it received proceeds, after deducting the underwriting discount and the expenses of the offering, of approximately $44,100.  The Company contributed approximately $35,000 of these net proceeds to the Bank to provide capital for the Clarksville transaction.  On October 19, 2005, the underwriters in the public offering exercised their option to cover over-allotments and the Company sold an additional 274,957 shares of its common stock for net proceeds of approximately $6,700.

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

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and the fair value of financial instruments and other accounts.  Based on management’s calculation, an allowance of $17,640, or 1.45%, of total loans, net of unearned interest, was an adequate estimate of losses within the loan portfolio as of September 30, 2005.  This estimate resulted in a provision for loan losses on the income statement of $1,704 and $4,386, respectively, for the three and nine months ended September 30, 2005.  If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

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

Changes in Results of Operations

Net income.  Net income for the three months ended September 30, 2005 was $3,676 as compared to $3,213 for the same period in 2004. This increase of $463, or 14.41%, resulted primarily from a $2,136, or 17.21%, increase in net interest income reflecting principally increased volume of interest-earning assets arising primarily from the Company’s expansion initiatives and related growth in the loan portfolio. Offsetting this increase was a $1,480, or 16.07%, increase in total noninterest expense from $9,211 for the three months ended September 30, 2004 to $10,691 for the same period of 2005. This increase is also primarily attributable to the Company’s expansion initiatives, as discussed above.

Net income for the nine months ended September 30, 2005 was $10,325 as compared to $9,340 for the same period in 2004.  The increase of $985, or 10.55%, reflects substantially the same trends that existed during the quarter ended September 30, 2005.

Net Interest Income.  The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of interest-earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. During the three months ended September 30, 2005, net interest income was $14,548 as compared to $12,412 for the same period in 2004, representing an increase of 17.21%. While the Company’s average balances of interest-earning assets increased more than the average balances of interest-bearing liabilities in the three months ended September 30, 2005, as compared to the same quarter in 2004, thus enhancing net interest income, such increase was offset, in part, by the smaller increase in yield on these interest-earning assets as compared to the cost of interest-bearing liabilities. Nevertheless, the Company experienced a substantial increase in net interest income, as noted above, in the three months ended September 30, 2005 as compared to the same quarter in 2004.

The Company’s net interest margin decreased to 4.54% for the three months September 30, 2005 as compared to 4.82% for the same period in 2004, and declined three basis points from the 4.57% net interest margin for the three months ended June 30, 2005.  The Company’s net interest margin also declined for the nine months ended September 30, 2005, falling to 4.58% when compared to 4.73% for the same period in 2004. In order to fund its strong loan growth, the Company has pursued aggressive deposit rates throughout all its markets, resulting in margin compression. In addition, management has been controlling the growth of higher-yielding subprime loans in the Bank’s subsidiaries and focusing on increasing the balances of its traditional commercial, commercial real estate and residential real estate loans, thus reducing the percentage of subprime loans in the Company’s portfolio. This trend in the loan mix, together with the competitive pricing the Company is experiencing in its Middle Tennessee and Knoxville area markets, also constrains the increases in loan yields during a rising interest rate environment notwithstanding the Company’s asset-sensitive balance sheet. Based on the Company’s current mix of interest-earning assets and interest-bearing liabilities, the Company believes its net interest margin will continue to experience compression for the remainder of 2005 and into 2006 as a result of loan and deposit pricing pressures.

For the nine months ended September 30, 2005, net interest income increased by $5,672, or 15.64%, to $41,947 from $36,275 for the same period in 2004, and the same trends outlined above with respect to the three months ended September 30, 2005 were observed.

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

	Three Months Ended
	September 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans(1)	$1,190,852	$21,335	7.11%	$986,540	$15,796	6.37%
Investment securities	62,860	626	3.95%	38,084	344	3.59%
Other short-term investments	18,123	154	3.37%	708	2	1.12%
Total interest-earning assets	$1,271,835	$22,115	6.90%	$1,025,332	$16,142	6.26%
Noninterest earning assets	104,047			95,583
Total assets	$1,375,882			$1,120,915

Interest-bearing liabilities:
Deposits:
Now accounts, money market and Savings	$406,431	$1,449	1.41%	$323,058	$395	0.49%
Time deposits	611,800	4,836	3.14%	442,605	2,270	2.04%
Total interest-bearing deposits	$1,018,231	$6,285	2.45%	$765,663	$2,665	1.38%
Securities sold under repurchase agreements and short-term borrowings	13,551	98	2.87%	17,050	45	1.05%
Notes payable	78,090	974	4.95%	101,304	877	3.44%
Subordinated debentures	13,403	210	6.22%	10,310	143	5.52%
Total interest-bearing liabilities	$1,123,275	$7,567	2.67%	$894,327	$3,730	1.66%

Noninterest bearing liabilities:
Demand deposits	120,460			105,343
Other liabilities	14,686			13,359
Total noninterest bearing liabilities	135,146			118,702
Total liabilities	1,258,421			1,013,029
Shareholders’ equity	117,461			107,886
Total liabilities and shareholders’ equity	$1,375,882			$1,120,915

Net interest income		$14,548			$12,412

Interest rate spread			4.23%			4.60%

Net yield on interest-earning assets			4.54%			4.82%

(1)          Average loan balances include nonaccrual loans. Interest income collected on nonaccrual loans has been included.

	Nine Months Ended
	September 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans(1)	$1,137,400	$59,265	6.97%	$979,946	$46,843	6.39%
Investment securities	58,229	1,691	3.88%	40,118	1,069	3.56%
Other short-term investments	28,446	597	2.81%	4,110	29	0.94%
Total interest-earning assets	$1,224,075	$61,553	6.72%	$1,024,174	$47,941	6.25%
Noninterest earning assets	103,577			98,509
Total assets	$1,327,652			$1,122,683

Interest-bearing liabilities:
Deposits:
Now accounts, money market and savings	$399,016	$3,476	1.16%	$334,421	$1,200	0.48%
Time deposits	578,403	12,572	2.91%	463,710	7,657	2.21%
Total interest-bearing deposits	$977,419	$16,048	2.20%	$798,131	$8,857	1.48%
Securities sold under repurchase agreements and short-term borrowings	15,646	282	2.41%	16,901	112	0.89%
Notes payable	76,978	2,771	4.81%	74,893	2,328	4.15%
Subordinated debentures	11,364	505	5.94%	10,310	369	4.78%
Total interest-bearing liabilities	$1,081,407	$19,606	2.42%	$900,235	$11,666	1.73%

Noninterest bearing liabilities:
Demand deposits	117,930			103,624
Other liabilities	14,387			12,984
Total noninterest bearing liabilities	132,317			116,608
Total liabilities	1,213,724			1,016,843
Shareholders’ equity	113,928			105,840
Total liabilities and shareholders’ equity	$1,327,652			$1,122,683

Net interest income		$41,947			$36,275

Interest rate spread			4.30%			4.52%

Net yield on interest-earning assets			4.58%			4.73%

(1)          Average loan balances include nonaccrual loans. Interest income collected on nonaccrual loans has been included.

Provision for Loan Losses.  During the three and nine months ended September 30, 2005, loan charge-offs were $1,325 and $3,806, respectively, and recoveries of charged-off loans were $381 and $1,339, respectively. The Company’s provision for loan losses increased by $642, or 60.45%, and $639, or 17.05%, to $1,704 and $4,386 for the three and nine months ended September 30, 2005, respectively, as compared to $1,062 and $3,747 for the same periods in 2004. The Company’s allowance for loan losses increased by $1,919 to $17,640 at September 30, 2005 from $15,721 at December 31, 2004, with the ratio of the allowance for loan losses to total loans, net of unearned income, declining to 1.45% at September 30, 2005 from 1.50% and 1.51% at December 31, 2004 and September 30, 2004, respectively. As of September 30, 2005, indicators of credit quality, as discussed below, are mixed compared to December 31, 2004 but generally improved compared to September 30, 2004. Management continually evaluates the Company’s credit policies and procedures for effective risks and controls management.  The Company’s trend in asset quality improvement is attributable to improved underwriting policies and management controls.  Management believes the Company’s asset quality indicators are sustainable within the current economic environment. The ratio of allowance for loan losses to nonperforming assets was 166.27%, 185.56% and 120.52% at September 30, 2005, December 31, 2004 and September 30, 2004, respectively, and the ratio of nonperforming assets to total assets was 0.75%, 0.69% and 1.10% at September 30, 2005, December 31, 2004 and September 30, 2004, respectively. The ratio of nonperforming loans to total loans, excluding loans held for sale, was 0.58%, 0.66% and 0.83% at September 30, 2005, December 31, 2004 and September 30, 2004, respectively.  Within the Bank, the Company’s largest subsidiary, the ratio of nonperforming assets to total assets was 0.70%, 0.61% and 1.01% at September 30, 2005, December 31, 2004 and September 30, 2004, respectively.

The Company’s annualized net charge-offs for the nine months ended September 30, 2005 were $3,289 compared to actual net charge-offs of $5,042 for the year ended December 31, 2004.  Annualized net charge-offs as a percentage of average loans improved from 0.47% for the nine months ended September 30, 2004 to 0.29% for the nine months ended September 30, 2005.  Net charge-offs as a percentage of average loans were 0.51% for the year ended December 31, 2004.  Within the Bank, annualized net charge-offs as a percentage of average loans fell from 0.30% for the nine months ended September 30, 2004 to 0.17% for the same period in 2005. Net charge-offs within the Bank as a percentage of average loans were 0.35% for the year ended December 31, 2004.  Annualized net charge-offs in the Bank for the nine months ended September 30, 2005 were $1,959 compared to actual net charge-offs of $3,418 for the year ended December 31, 2004.  Annualized net charge-offs in Superior Financial for the nine months ended September 30, 2005 were $425 compared to actual net charge-offs of $525 for the year ended December 31, 2004. Annualized net charge-offs in GCB Acceptance for the nine months ended September 30, 2005 were $905 compared to actual net charge-offs of $1,099 for the year ended December 31, 2004. At this point, management believes that total net charge-offs for 2005 will improve throughout the Company compared to 2004 net charge-offs based on asset quality trends.

Based on the Company’s allowance for loan loss calculation and review of the loan portfolio, management believes the allowance for loan losses is adequate at September 30, 2005.  At this point, management anticipates that the provision for loan losses during the fourth quarter of 2005 will be consistent with the third quarter of 2005.  However, the provision for loan losses should increase for the entire year of 2005, as compared to 2004, primarily due to the Company’s significant loan growth experienced through the nine months ended September 30, 2005.

Noninterest Income.  Income that is not related to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important supplement to the Company’s traditional method of earning income through interest rate spreads.

Total noninterest income for the three and nine months ended September 30, 2005 was $3,796 and $10,435 as compared to $3,020 and $9,184, respectively, for the same periods in 2004. Service charges, commissions and fees remain the largest component of total noninterest income and increased from $2,436 and $7,349 for the three and nine months, respectively, ended September 30, 2004 to $3,159 and $8,137, respectively, for the same periods in 2005. This increase primarily reflects additional service charges and NSF fees from deposit-related products stemming primarily from increased volume as a result of the Bank’s High Performance Checking Program introduced in the first quarter of 2005 and also its expansion efforts.  The Company believes that noninterest income will continue to improve over the fourth quarter of 2005 when compared to prior comparable periods as a result of the increased volume in deposits resulting from the Bank’s expansion efforts and its new High Performance Checking Program.  In addition, other noninterest income increased by $53 and $463 to $637 and $2,298 for the three and nine months ended September 30, 2005, respectively, from $584 and $1,835 for the same periods in 2004.  This increase for the nine months ended September 30, 2005 is primarily attributable to increased fees of $192 from the sale of mutual funds and annuities and $99 from the sale of the Company’s interest in an ATM network vendor.

Noninterest Expense.  Control of noninterest expense is also an important aspect in enhancing income. Noninterest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, FDIC assessment, etc. Total noninterest expense was $10,691 and $31,388 for the three and nine months ended September 30, 2005 compared to $9,211 and $26,736 for the same periods in 2004. The $1,480, or 16.07%, increase in total noninterest expense for the three months ended September 30, 2005 compared to the same period of 2004 principally reflects increases in all expense categories primarily as a result of the Company’s expansion program as well as costs of approximately $400 associated with the Bank’s High Performance Checking Program, which the Company expects will continue for the remainder of 2005. This program is designed to generate significant numbers and balances of core transaction accounts.

Similarly, the $4,652, or 17.40%, increase in total noninterest expense for the nine months ended September 30, 2005 compared to the same period in 2004 reflects substantially the same trends that existed during the quarter ended September 30, 2005.

Personnel costs are the primary element of the Company’s noninterest expenses. For the three and nine months ended September 30, 2005, salaries and benefits represented $5,366, or 50.19%, and $15,710, or 50.05%, respectively, of total noninterest expense. This was an increase of $566, or 11.79%, and $1,739, or 12.45%, respectively, from $4,800 and $13,971 for the three and nine months ended September 30, 2004.  Including Bank branches and non-Bank office locations, the Company had 54 locations at September 30, 2005 and 53 at December 31, 2004, as compared to 49 at September 30, 2004, and the number of full-time equivalent employees increased 7.79% from 462 at September 30, 2004 to 498 at September 30, 2005.  These increases in personnel costs, number of branches and employees are primarily the result of the Company’s expansion initiatives and are expected to increase for the remainder of 2005 with the Company’s continued expansion efforts in Middle Tennessee and Knoxville and as a result of the Clarksville transaction.

The Company’s efficiency ratio decreased slightly for the three months ended September 30, 2005 to 58.28% from 59.69% for the three months ended September 30, 2004, primarily due to both increased net interest income and noninterest income.  However, the Company’s efficiency ratio increased slightly for the nine months ended September 30, 2005 to 59.92% from 58.81% for the nine months ended September 30, 2004.  The efficiency ratio illustrates how much it cost the Company to generate revenue. For example, it cost the Company 59.92 cents to generate one dollar of revenue for the nine months ended September 30, 2005 as compared to 58.81 cents for the nine months ended September 30, 2004.  The Company believes that its efficiency ratio will continue to be negatively impacted for the remainder of 2005 as a result of its continued expansion efforts.

Income Taxes.  The effective income tax rate for the three and nine months ended September 30, 2005 was 38.21% and 37.83%, respectively, compared to 37.72% and 37.64% for the same periods in 2004.

Changes in Financial Condition

Total assets at September 30, 2005 were $1,405,580, an increase of $172,177, or 13.96%, from total assets of $1,233,403 at December 31, 2004. The increase in assets was primarily reflective of the $166,286, or 16.13%, increase, as reflected on the Condensed Consolidated Balance Sheets, in net loans, excluding loans held for sale, and was funded primarily by the $136,842, or 13.71%, increase in deposits resulting from the Company’s expansion efforts, its High Performance Checking Program and its aggressive deposit pricing and other promotions.  The Company’s public offering of common stock in the amount of $44,073 (see “Liquidity and Capital Resources; Capital Resources” below) also provided funding for the increase in assets.

At September 30, 2005, loans, net of unearned income and allowance for loan losses, were $1,197,432 compared to $1,031,146 at December 31, 2004, an increase of $166,286, or 16.13%, from December 31, 2004. The increase in loans during the first nine months of 2005 primarily reflects an increase in commercial real estate loans and commercial loans and the growth in the loan portfolio of Middle Tennessee Bank & Trust in the Nashville MSA and American Fidelity Bank in the Bank’s Knoxville region.

Non-performing loans include non-accrual loans and loans 90 or more days past due. All loans that are 90 days past due are considered non-accrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Non-accrual loans that are 120 days past due without assurance of repayment are charged off against the allowance for loan losses. Nonaccrual loans and loans past due 90 days and still accruing increased slightly by $194, or 2.81%, at September 30, 2005 to $7,100 from $6,906 at December 31, 2004.  At

September 30, 2005, the ratio of the Company’s allowance for loan losses to non-performing assets (which include non-accrual loans) was 166.27% compared to 185.56% at December 31, 2004.

The Company maintains an investment portfolio to provide liquidity and earnings. Investments at September 30, 2005 with an amortized cost of $57,416 had a market value of $57,172. At December 31, 2004, investments with an amortized cost of $39,742 had a market value of $39,824. The increase in investments from December 31, 2004 to September 30, 2005 results from the purchase of short-term federal agency securities as well as mortgage-backed securities reflecting management’s decision to channel more of the Company’s liquid assets into more favorable positions on the yield curve.

Liquidity and Capital Resources

Liquidity.  Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s liquid assets include cash and due from banks, federal funds sold, investment securities and loans held for sale. Including securities pledged to collateralize municipal deposits, these assets represented 9.28% of the total liquidity base at September 30, 2005, as compared to 10.63% at December 31, 2004. The liquidity base is generally defined to include deposits, repurchase agreements, notes payable and subordinated debentures.  In addition, the Company has additional borrowing availability with the Federal Home Loan Bank of Cincinnati (“FHLB”) approximating $53,988 at September 30, 2005. The Company also maintains federal funds lines of credit totaling $111,000 at nine correspondent banks, of which all was available at September 30, 2005 and the Company had $35,000 available under its Credit Agreement described below. The Company believes it has sufficient liquidity to satisfy its current operating needs.

For the nine months ended September 30, 2005, operating activities of the Company provided $8,681 of cash flows. Net income of $10,325 comprised a substantial portion of the cash generated from operations.  Cash flows from operating activities were also positively affected by various non-cash items, including (i) $4,386 in provision for loan losses, and (ii) $2,673 of depreciation and amortization. These increases in cash flows were offset by (i) a $1,891 decrease in accrued interest payable and other liabilities, (ii) a $1,962 increase in other assets, and (iii) a deferred tax benefit of $1,227. In addition, the cash flows used by the originations of mortgage loans held for sale exceeded the cash flows provided from the proceeds from sales of mortgage loans by $2,771.

The Company’s net increase in loans used $174,770 in cash flows and was the primary component of the $196,884 in net cash used in investing activities for the nine months ended September 30, 2005. In addition, the Company purchased $21,310 in investment securities available for sale.  Purchases of additional insurance related to certain benefit plans used $3,657 in cash flows, and fixed asset additions, net of proceeds from sale of fixed assets, used $2,849 in cash flows.

 The net increase in deposits of $136,842 was the primary source of cash flows from financing activities. Also on September 28, 2005, the Company issued 1,833,043 shares of common stock as part of a public offering, providing $44,073 in cash flows.  These cash flows were offset, in part, by the excess of repayments of notes payable over proceeds from notes payable in the amount of $14,980. In addition, dividends paid in the amount of $2,754 further reduced the total net cash provided from financing activities.

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

On September 28, 2005, the Company completed the sale of 1,833,043 shares of its common stock at $25.75 per share in a public offering. This sale generated proceeds of $44,073, net of expenses.

Shareholders’ equity on September 30, 2005 was $160,307, an increase of $51,589, or 47.45%, from $108,718 on December 31, 2004. The increase in shareholders’ equity primarily reflected (i) the issuance of 1,833,043 shares of common stock resulting in proceeds of $44,073, net of expenses, and (ii) net income for the nine months ended September 30, 2005 of $10,325 ($1.33 per share, assuming dilution). This increase was offset by quarterly dividend payments during the nine months ended September 30, 2005 totaling $2,754 ($0.36 per share).

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

The Company’s primary source of liquidity is dividends paid by the Bank.  Applicable Tennessee statutes and regulations impose restrictions on the amount of dividends that may be declared by the Bank. Further, any dividend payments are dependent on the level of earnings, capital and liquidity requirements and considerations of the Bank.

Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items.  Under the guidelines, one of four risk weights is applied to the different on-balance sheet items.  Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of common equity, retained earnings, and a limited amount of qualifying perpetual preferred stock and trust preferred securities, net of goodwill and other intangible assets and accumulated other comprehensive income).  These guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. At September 30, 2005, the Bank and the Company each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements.  The table below sets forth the capital position of the Bank and the Company at September 30, 2005.

	Required Minimum Ratio	Required to be Well Capitalized	Bank	Company
Tier 1 risk-based capital	4.00%	6.00%	11.72%	12.39%
Total risk-based capital	8.00%	10.00%	12.97%	13.64%
Leverage Ratio	4.00%	5.00%	10.52%	11.11%

The Company contributed approximately $35,000 of the net proceeds of its public offering described above to the Bank to provide capital for the Clarksville transaction. The remainder of the net proceeds will be used for general corporate purposes, including among other things, to support the Bank’s internal growth and capital needs.

On August 30, 2005, the Company entered into and became obligated under a Revolving Credit Agreement (the “Credit Agreement”) by and between the Company and SunTrust Bank (“SunTrust”) pursuant to which SunTrust has agreed to loan the Company up to $35,000, with such maximum amount available under the Credit Agreement being reduced to $15,000 after November 30, 2005 (the “Loan”).

SunTrust’s obligation to make the Loan to the Company terminates on August 29, 2006, unless the Loan is extended or earlier terminated, in accordance with the terms of the Credit Agreement. Advances under the Loan will bear interest, at the Company’s discretion, at a rate of one, two, three or six month LIBOR plus 1.75% per annum from August 30, 2005 to November 30, 2005 and at a rate of one, two, three or six month LIBOR plus 1.25% per annum from November 30, 2005 to the end of the Loan’s term.  The Company also must pay SunTrust a commitment fee equal to 0.15% per annum on the average daily amount of the Loan that has not been borrowed by the Company.

The Loan is secured by SunTrust’s lien and security interest in all of the outstanding common stock of the Bank pursuant to the terms of a Security Agreement entered into by and between the Company and SunTrust dated as of August 30, 2005.  The Credit Agreement contains certain financial covenants that require the Company and the Bank to, among other things, (i) maintain a ratio of tangible net worth to total tangible assets of at least 4.5% from August 30, 2005 to November 30, 2005 and of at least 6.5% thereafter; (ii) achieve a return on total average assets of not less than 0.80% for each fiscal quarter and the previous three fiscal quarters; (iii) keep its ratio of nonperforming assets to total loans and other real estate owned below 1.75%; and (iv) achieve certain capital ratios.

The Company has not yet drawn on the Credit Agreement, as the public offering of common stock, discussed above, provided the needed regulatory capital for the Clarksville transaction.

Off-Balance Sheet Arrangements

At September 30, 2005, the Company had outstanding unused lines of credit and standby letters of credit totaling $490,258 and unfunded loan commitments outstanding of $49,193.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, the Company has the ability to liquidate federal funds sold or securities available-for-sale or, on a short-term basis, to borrow any then available amounts from the FHLB and/or purchase Federal funds from other financial institutions.  At September 30, 2005, the Company had accommodations with upstream correspondent banks for unsecured federal funds lines.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.  The following table presents additional information about the Company’s off-balance sheet commitments as of September 30, 2005, which by their terms have contractual maturity dates subsequent to September 30, 2005:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Commitments to make loans – fixed	$4,482	$—	$—	$—	$4,482
Commitments to make loans - variable	44,711	—	—	—	44,711
Unused lines of credit	308,305	56,516	12,721	83,339	460,881
Letters of credit	9,068	20,309	—	—	29,377
Total	$366,566	$76,825	$12,721	$83,339	$539,451

Disclosure of Contractual Obligations

In the ordinary course of operations, the Company enters into certain contractual obligations.  Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment.  The following table summarizes the Company’s significant fixed and determinable contractual obligations as of   September 30, 2005:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Deposits without a stated maturity	$542,467	$—	$—	$—	$542,467
Certificate of deposits	436,687	106,419	48,695	596	592,397
Repurchase agreements	11,393	—	—	—	11,393
FHLB advances and notes payable	379	2,608	60,348	6,905	70,240
Subordinated debentures	—	—	—	13,403	13,403
Operating lease obligations	614	970	386	1,182	3,152
Deferred compensation	403	1,199	—	758	2,360
Purchase obligations	179	—	—	—	179
Total	$992,122	$111,196	$109,429	$22,844	$1,235,591

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

Effect of New Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)).  SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed.  Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required.  The provisions of this Statement are effective for the first fiscal year reporting period beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006.  Had the fair value of employee stock option compensation been included in the consolidated financial statements, net income for the nine month periods ended September 30, 2005 and 2004 would have been decreased by $159 and $113, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                   Legal Proceedings

The Company and its subsidiaries are subject to claims and suits arising in the ordinary course of business.  In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company’s results of operations.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

The Company made no unregistered sales of its equity securities or repurchases of its common stock during the quarter ended September 30, 2005.

Item 3.                                   Defaults upon Senior Securities

None.

Item 4.                                   Submission of Matters to a Vote of Security Holders

None.

Item 5.                                   Other Information

None.

Item 6.                                   Exhibits

Exhibit No. 1.1                                      Underwriting Agreement dated as of September 22, 2005 among Greene County Bancshares, Inc. and Keefe, Bruyette & Woods, Inc. for itself and as representative for the underwriters listed on Schedule A thereto – incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2005

Exhibit No. 10.1                                Revolving Credit Agreement dated as of August 30, 2005, by and between the Company and SunTrust Bank

Exhibit No. 10.2                                Form of Revolving Credit Note

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

Greene County Bancshares, Inc.
Registrant

Date:	November 7, 2005	By:	/s/	R. Stan Puckett
R. Stan Puckett
Chairman of the Board and Chief Executive Officer
(Duly authorized representative)

Date:	November 7, 2005		/s/	William F. Richmond
William F. Richmond
Senior Vice President, Chief Financial
Officer (Principal financial and accounting
officer) and Assistant Secretary

EXHIBIT INDEX

Exhibit No. 1.1

Underwriting Agreement dated as of September 22, 2005 among Greene County Bancshares, Inc. and Keefe, Bruyette & Woods, Inc. for itself and as representative for the underwriters listed on Schedule A thereto – incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2005

Exhibit No. 10.1	Revolving Credit Agreement dated as of August 30, 2005, by and between the Company and SunTrust Bank

Exhibit No. 10.2	Form of Revolving Credit Note

Exhibit No. 31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No. 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002