Form 10-K
period 2005-12-31
GREENE COUNTY BANCSHARES INC
filed 2006-03-14
CIK 764402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock - $2.00 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
    YES  ☐   NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act YES  ☐   NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐   NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2005 was $185 million. The market value calculation was determined using the closing sale price of the registrant’s common stock on June 30, 2005, as reported on the Nasdaq National Market. For purposes of this calculation, the term “affiliate” refers to all directors, executive officers and 10% shareholders of the registrant. As of the close of business on March 10, 2006 9,781,070 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.             Portions of Proxy Statement for 2006 Annual Meeting of Shareholders. (Part III)

PART I

Forward-Looking Statements

The information contained herein contains forward-looking statements that involve a number of risks and uncertainties. A number of factors, including those discussed herein, could cause results to differ materially from those anticipated by such forward-looking statements which are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as “intends,” “believes,” “expects,” “may,” “will,” “should,” “seeks,” “pro forma” or “anticipates,” or the negatives thereof, or other variations thereon of comparable terminology, or by discussions of strategy or intentions. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Company, as well as assumptions relating to the foregoing. The Company’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including, but not limited to those identified in “Item 1A. Risk Factors” in this Form 10-K and (1) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (2) lack of sustained growth in the economy in the markets that the Bank serves; (3) increased competition with other financial institutions in the markets that the Bank serves; (4) changes in the legislative and regulatory environment; (5) the Company’s successful implementation of its growth strategy; and (6) the loss of key personnel. All forward-looking statements herein are based on information available to us as of the date this Annual Report on Form 10-K was filed with the Securities and Exchange Commission (“SEC”).

ITEM 1. BUSINESS.

Presentation of Amounts

All dollar amounts set forth below, other than per-share amounts, are in thousands unless otherwise noted.

The Company

Greene County Bancshares, Inc. (the “Company”) was formed in 1985 and serves as the bank holding company for Greene County Bank (the “Bank”), which is a Tennessee-chartered commercial bank that conducts the principal business of the Company. At December 31, 2005, and based on Federal Reserve Board (“FRB”) data as of September 30, 2005, the Company believes it was the second largest bank holding company headquartered in the state of Tennessee. At December 31, 2005, the Company maintained a main office in Greeneville, Tennessee and 49 full-service bank branches (of which eleven are in leased operating premises) and nine separate locations operated by the Bank’s subsidiaries.

The Company’s assets consist primarily of its investment in the Bank and liquid investments. Its primary activities are conducted through the Bank. At December 31, 2005, the Company’s consolidated total assets were $1,619,989, its consolidated net loans, including loans held for sale, were $1,361,589, its total deposits were $1,295,879 and its total shareholders’ equity was $168,021.

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

The Bank and its Subsidiaries

The Bank is a Tennessee-chartered commercial bank established in 1890 which has its principal executive offices in Greeneville, Tennessee. The principal business of the Bank consists of attracting deposits from the general public and investing those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial loans, commercial and residential real estate loans, and installment consumer loans. At December 31, 2005, the Bank had 48 full-service banking offices located in Greene, Washington, Blount, Knox, Hamblen, McMinn, Loudon, Hawkins, Sullivan, Cocke and Monroe Counties in East Tennessee and in Sumner, Rutherford, Davidson, Lawrence, Montgomery and Williamson Counties in Middle Tennessee. The Bank also operates two other full service branches–one located in nearby Madison County, North Carolina and the other in nearby Bristol, Virginia. Further, the Bank operates a trust and money management function doing business as President’s Trust from offices in Wilson County, Tennessee, and a mortgage banking operation in Knox County, Tennessee.

The Bank also offers other financial services through three wholly-owned subsidiaries. Through Superior Financial Services, Inc. (“Superior Financial”), the Bank operates eight consumer finance company offices located in Greene, Blount, Hamblen, Washington, Sullivan, Sevier, Knox and Bradley Counties, Tennessee. Through GCB Acceptance Corporation (“GCB Acceptance”), the Bank operates a sub-prime automobile lending company with a sole office in Johnson City, Tennessee. Through Fairway Title Co., the Bank operates a title company headquartered in Knox County, Tennessee. At December 31, 2005, these three subsidiaries had total combined assets of $31,083 and total combined loans, net of unearned interest, of $31,139.

Deposits of the Bank are insured by the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to supervision and regulation by the Tennessee Department of Financial Institutions (the “Banking Department”) and the FDIC. See “Regulation, Supervision and Governmental Policy.”

On November 21, 2003, the Company entered the Middle Tennessee market by completing its acquisition of Gallatin, Tennessee-based Independent Bankshares Corporation (“IBC”). IBC was the bank holding company for First Independent Bank, which had four offices in Gallatin and Hendersonville, Tennessee, in Sumner County, and Rutherford Bank and Trust, with three offices in Murfreesboro and Smyrna, Tennessee in Rutherford County. First Independent Bank and Rutherford Bank and Trust were subsequently merged with the Bank, with the Bank as the surviving entity. Consideration in the transaction included the issuance of 836,114 shares of the Company’s common stock and payment of approximately $9,060 in cash and $198 in stock options in exchange for all outstanding IBC common stock.

On November 15, 2004 the Company established banking operations in Nashville, Tennessee, with the opening of its first full-service branch of Middle Tennessee Bank & Trust, which, like all of the Bank’s bank brands, operates within the Bank’s structure. This new branch in Davidson County, Tennessee expanded the Company’s presence in the Middle Tennessee market and helped fill in the market between Sumner and Rutherford Counties.

The Company opened a new branch in Knoxville, Tennessee in late 2003 and expects to open its second branch in that city during the first-half of 2006.

On December 10, 2004 the Company purchased three full-service branches from National Bank of Commerce located in Lawrence County Tennessee. This purchase (“NBC transaction”) added to the Bank’s presence in Middle Tennessee.

On October 7, 2005, the Company purchased five bank branches in Montgomery County, Tennessee. This purchase (the “Clarksville transaction”) also adds to the Bank’s presence in Middle Tennessee.

Growth and Business Strategy

The Company expects that, over the intermediate term, its growth from mergers and acquisitions, including acquisitions of both entire financial institutions and selected branches of financial institutions, will continue. De novo branching is also expected to be a method of growth, particularly in high-growth and other demographically-desirable markets.

The Company’s strategic plan outlines geographic expansion within a 300-mile radius of its headquarters in Greene County, Tennessee. This could result in the Company expanding westward and eastward up to and including Nashville, Tennessee and Roanoke, Virginia, respectively, east/southeast up to and including the Piedmont area of North Carolina and western North Carolina, southward to northern Georgia and northward into eastern and central Kentucky. In particular, the Company believes the markets in and around Knoxville, Nashville and Chattanooga, Tennessee are highly desirable areas with respect to expansion and growth plans.

While the Bank operates under a single bank charter, it conducts business under 18 bank brands with a distinct community-based brand in almost every market. The Bank offers local decision making through the presence of its regional executives in each of its markets, while at the same time maintaining a cost effective organizational structure in its back office and support areas.

The Bank focuses its lending efforts predominately on individuals and small to medium-sized businesses while it generates deposits primarily from individuals in its local communities. To aid in deposit generation efforts, the Bank offers its customers extended hours of operation during the week as well as Saturday banking. The Bank also offers free online banking and recently established its High Performance Checking Program which it believes will allow it to generate a significant number of core transaction accounts with significant balances.

In addition to the Company’s business model, which is summarized in the paragraphs above entitled “The Company” and “The Bank and its Subsidiaries”, the Company is continuously investigating and analyzing other lines and areas of business. These include, but are not limited to, various types of insurance and real estate activities. Conversely, the Company frequently evaluates and analyzes the profitability, risk factors and viability of its various business lines and segments and, depending upon the results of these evaluations and analyses, may conclude to exit certain segments and/or business lines. Further, in conjunction with these ongoing evaluations and analyses, the Company may decide to sell, merge or close certain branch facilities.

Lending Activities

General. The loan portfolio of the Company is comprised of commercial, commercial and residential real estate and consumer loans. Such loans are primarily originated within the Company’s market areas of East and Middle Tennessee and are generally secured by residential or commercial real estate or business or personal property located in the counties of Greene, Washington, Hamblen, Sullivan, Hawkins, Blount, Knox, McMinn, Loudon, Monroe, Cocke, Sumner, Rutherford, Davidson, Lawrence and Montgomery Counties, Tennessee.

Loan Composition. The following table sets forth the composition of the Company’s loans at December 31 for each of the periods indicated.

	2005	2004	2003	2002	2001
Commercial	$245,285	$165,975	$134,823	$93,836	$96,122
Commercial real estate	729,254	484,088	445,104	342,407	295,002
Residential real estate	319,797	319,713	295,528	233,128	210,489
Loans held-for-sale	2,686	1,151	3,546	6,646	7,945
Consumer	90,682	82,532	81,624	77,644	80,314
Other	3,476	4,989	6,134	14,938	13,779
Unearned interest	(9,852)	(10,430)	(10,988)	(11,696)	(13,159)
Loans, net of unearned interest	$1,381,328	$1,048,018	$955,771	$756,903	$690,492

Allowance for loan losses	$(19,739)	$(15,721)	$(14,564)	$(12,586)	$(11,221)

Loan Maturities. The following table reflects at December 31, 2005 the dollar amount of loans maturing based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity are reported as due in one year or less.

	Due in One	Due After One Year	Due After
	Year or Less	Through Five Years	Five Years	Total
Commercial	$137,299	$97,131	$10,855	$245,285
Commercial real estate	300,439	385,951	42,864	729,254
Residential real estate	46,410	107,054	162,514	315,978
Loans held for sale	2,686	—	—	2,686
Consumer	25,111	54,613	4,925	84,649
Other	2,604	681	191	3,476
Total	$514,549	$645,430	$221,349	$1,381,328

The following table sets forth the dollar amount of the loans maturing subsequent to the year ending December 31, 2006 distinguished between those with predetermined interest rates and those with floating, or variable, interest rates.

	Fixed Rate	Variable Rate	Total
Commercial	$51,253	$56,733	$107,986
Commercial real estate	288,624	140,190	428,814
Residential real estate	144,828	124,740	269,568
Consumer	58,642	897	59,539
Other	731	141	872
Total	$544,078	$322,701	$866,779

Commercial Loans. Commercial loans are made for a variety of business purposes, including working capital, inventory and equipment and capital expansion. At December 31, 2005, commercial loans outstanding totaled $245,285, or 18.01%, of the Company’s net loan portfolio. Such loans are usually amortized over one to seven years and generally mature within five years. Commercial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, financial strength of any guarantor, liquidity, leverage, management experience, ownership structure, economic conditions and industry-specific trends and collateral. The loan to value ratio depends on the type of collateral. Generally speaking, accounts receivable are financed between 70% and 80% of accounts receivable less than 90 days past due. If other collateral is taken to support the loan, the loan to value of accounts receivable may approach 85%. Inventory financing will range between 50% and 60% depending on the borrower and nature of inventory. The Company requires a first lien position for such loans. These types of loans are generally considered to be a higher credit risk than other loans originated by the Company.

Commercial Real Estate Loans. The Company originates commercial loans, generally to existing business customers, secured by real estate located in the Company’s market area. At December 31, 2005, commercial real estate loans totaled $729,254, or 53.56%, of the Company’s net loan portfolio. Commercial real estate loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary source of repayment, financial strength of any guarantor, strength of the tenant (if any), liquidity, leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. Generally, the Company will loan up to 80-85% of the value of improved property, 65% of the value of raw land and 75% of the value of land to be acquired and developed. A first lien on the property and assignment of lease is required if the collateral is rental property, with second lien positions considered on a case-by-case basis.

Residential Real Estate. The Company also originates one-to-four family, owner-occupied residential mortgage loans secured by property located in the Company’s primary market area. The majority of the Company’s residential mortgage loans consists of loans secured by owner-occupied, single-family residences. At December 31, 2005, the Company had $319,797, or 23.49%, of its net loan portfolio in residential real estate loans. Residential real estate loans generally have a loan-to-value ratio of 85% or less. These loans are underwritten by giving consideration to the ability to pay, stability of employment or source of income, credit history and loan-to-value ratio. Home equity loans make up approximately 27% of residential real estate loans. Home equity loans may have higher loan-to-value ratios when the borrower’s repayment capacity and credit history conform to underwriting standards. Superior Financial extends sub-prime mortgages to borrowers who generally have a higher risk of default than mortgages extended by the Bank. Sub-prime mortgages totaled $10,980, or 3.43%, of the Company’s residential real estate loans at December 31, 2005.

The Company sells most of its one-to-four family mortgage loans in the secondary market to Freddie Mac and other mortgage investors through the Bank’s mortgage banking operation. Sales of such loans to Freddie Mac and other mortgage investors totaled $39,788 and $49,892 during 2005 and 2004, respectively, and the related mortgage servicing rights were sold together with the loans.

Consumer Loans. At December 31, 2005, the Company’s consumer loan portfolio totaled $90,682, or 6.66%, of the Company’s total net loan portfolio. The Company’s consumer loan portfolio is composed of secured and unsecured loans originated by the Bank, Superior Financial and GCB Acceptance. The consumer loans of the Bank have a higher risk of default than other loans originated by the Bank. Further, consumer loans originated by Superior Financial and GCB Acceptance, which are finance companies rather than banks, generally have a greater risk of default than such loans originated by commercial banks and, accordingly, carry a higher interest rate. Superior Financial and GCB Acceptance consumer loans totaled approximately $30,011, or 33.10%, of the Company’s installment consumer loans at December 31, 2005. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

Past Due, Special Mention, Classified and Nonaccrual Loans. The Company classifies its problem loans into three categories: past due loans, special mention loans and classified loans (both accruing and non-accruing interest).

When management determines that a loan is no longer performing and that collection of interest appears doubtful, the loan is placed on nonaccrual status. All loans that are 90 days past due are considered nonaccrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Management closely monitors all loans that are contractually 90 days past due, treated as “special mention” or otherwise classified or on nonaccrual status. Nonaccrual loans that are 120 days past due without assurance of repayment are charged off against the allowance for loan losses.

The following table sets forth information with respect to the Company’s nonperforming assets at the dates indicated. At these dates, the Company did not have any troubled debt restructurings.

	At December, 31
	2005	2004	2003	2002	2001

Loans accounted for on a nonaccrual basis	$5,915	$6,242	$4,305	$7,475	$5,857
Accruing loans which are contractually past due 90 days or more as to interest or principal payments	809	664	224	307	871
Total nonperforming loans	6,724	6,906	4,529	7,782	6,728
Real estate owned:
Foreclosures	2,920	1,353	3,599	4,805	2,589
Other real estate held and repossessed assets	823	213	627	767	623
Total nonperforming assets	$10,467	$8,472	$8,755	$13,354	$9,940

The Company’s continuing efforts to resolve nonperforming loans occasionally include foreclosures, which result in the Company’s ownership of the real estate underlying the mortgage. If nonaccrual loans at December 31, 2005 had been current according to their original terms and had been outstanding throughout 2005, or since origination if originated during the year, interest income on these loans would have been approximately $368. Interest actually recognized on these loans during 2005 was not significant.

Foreclosed real estate increased $1,567, or 115.8%, to $2,920 at December 31, 2005 from $1,353 at December 31, 2004. The real estate consists of 29 properties, of which seven are commercial properties with a carrying value of $1,932, 19 are single family residential properties with a carrying value of $883, one is a multi-family home with a carrying value of $25 and two are vacant lots with a carrying value of $80. Management expects to liquidate these properties during 2006. Management has recorded these properties at fair value less estimated selling cost and the subsequent sale of such properties is not expected to result in any adverse effect on the Company’s results of operations, subject to business and marketing conditions at the time of sale. Other repossessed assets increased $610, or 286.38%, to $823 at December 31, 2005 from $213 at December 31, 2004. The increase is due primarily to the repossession and pending liquidation of foreclosed rental equipment of $240 and $225 of stock not traded on a public market.

Total impaired loans increased by $2,469, or 20.22%, from $12,210 at December 31, 2004 to $14,679 at December 31, 2005. This increase is primarily reflective of additional impaired loans in the Bank resulting from several commercial relationships placed on nonaccrual status and in the process of litigation or foreclosure action.

At December 31, 2005, the Company had approximately $8,764 in loans that are not currently classified as nonaccrual or 90 days past due or otherwise restructured but which known information about possible credit problems of borrowers caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms. Such loans were considered classified by the Company and were composed primarily of various commercial, commercial real estate and consumer loans. The Company believes that these loans are adequately secured and management does not expect any material loss.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level which management believes is adequate to absorb all probable losses on loans then present in the loan portfolio. The amount of the allowance is affected by:  (1) loan charge-offs, which decrease the allowance; (2) recoveries on loans previously charged-off, which increase the allowance; and (3) the provision of possible loan losses charged to income, which increases the allowance. In determining the provision for possible loan losses, it is necessary for management to monitor fluctuations in the allowance resulting from actual charge-offs and recoveries, and to periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions in an effort to evaluate portfolio risks. If actual losses exceed the amount of the allowance for loan losses, earnings of the Company could be adversely affected. The amount of the provision is based on management’s judgment of those risks. During the year ended December 31, 2005, the Company’s provision for loan losses increased by $529, or 9.06%, to $6,365 from $5,836 for the year ended December 31, 2004, while the allowance for loan losses increased by $4,018, or 25.56%, to $19,739 at

December 31, 2005 from $15,721 at December 31, 2004. The increase in the allowance for loan losses and provision for loan losses is attributable to the organic loan growth the company experienced in 2005. Also, the allowance for loan losses was increased by $1,467 in 2005 by the allowance acquired in the Clarksville transaction.

The following is a summary of activity in the allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2005	2004	2003	2002	2001

Balance at beginning of year	$15,721	$14,564	$12,586	$11,221	$11,728
Reserve acquired in acquisition	1,467	363	1,340	—	—
Subtotal	17,188	14,927	13,926	11,221	11,728

Charge-offs:
Commercial	(1,500)	(1,538)	(1,007)	(1,216)	(411)
Commercial real estate	(189)	(1,044)	(664)	(956)	(997)
Subtotal	(1,689)	(2,582)	(1,671)	(2,172)	(1,408)

Residential real estate	(622)	(424)	(745)	(740)	(669)
Consumer	(3,250)	(3,962)	(4,381)	(4,736)	(5,753)
Other	(22)	(12)	—	—	—
Total charge-offs	(5,583)	(6,980)	(6,797)	(7,648)	(7,830)

Recoveries:
Commercial	160	304	195	239	11
Commercial real estate	180	66	92	54	54
Subtotal	340	370	287	293	65

Residential real estate	166	63	92	141	102
Consumer	1,246	1,504	1,281	1,514	1,197
Other	17	1	—	—	—
Total recoveries	1,769	1,938	1,660	1,948	1,364
Net charge-offs	(3,814)	(5,042)	(5,137)	(5,700)	(6,466)

Provision for loan losses	6,365	5,836	5,775	7,065	5,959
Balance at end of year	$19,739	$15,721	$14,564	$12,586	$11,221

Ratio of net charge-offs to average loans outstanding, net of unearned inome, during the period	0.32%	0.51%	0.64%	0.80%	0.94%

Ratio of allowance for loan losses to nonperforming loans	293.56%	227.64%	321.57%	161.73%	166.78%

Ratio of allowance for loan losses to total loans, net of unearned income	1.43%	1.50%	1.53%	1.68%	1.64%

Breakdown of allowance for loan losses by category. The following table presents an allocation among the listed loan categories of the Company’s allowance for loan losses at the dates indicated and the percentage of loans in each category to the total amount of loans at the respective year-ends:

	At December 31,
	2005		2004		2003		2002		2001
Balance at end of period applicable to	Amount	Percent of loan in each category to total loans	Amount	Percent of loan in each category to total loans	Amount	Percent of loan in each category to total loans	Amount	Percent of loan in each category to total loans	Amount(1)	Percent of loan in each category to total loans

Commercial	$4,797	17.76%	$3,666	15.68%	$3,001	13.95%	$1,998	12.21%	$2,072	13.66%
Commercial real estate	8,889	52.80%	5,939	45.73%	4,737	46.04%	3,961	44.56%	3,144	41.93%
Residential real estate	2,035	22.87%	1,922	30.21%	2,037	30.57%	2,031	30.33%	1,951	29.91%
Loans held-for-sale	—	0.19%	—	0.11%	—	0.37%	—	0.86%	—	1.13%
Consumer	3,960	6.13%	3,856	7.80%	4,080	8.44%	4,153	10.10%	3,581	11.41%
Other	58	0.25%	338	0.47%	709	0.63%	443	1.94%	473	1.96%

Totals	$19,739	100.0%	$15,721	100.0%	$14,564	100.0%	$12,586	100.0%	$11,221	100.0%

(1) Balances related to certain loan categories have been reclassified in prior years to reflect revised allocation methods used in 2002.

Investment Activities

General. The Company maintains a portfolio of investments to provide liquidity and an additional source of income.

Securities by Category. The following table sets forth the carrying value of the securities, by major categories, held by the Company at December 31, 2005, 2004 and 2003:

	At December 31,
	2005	2004	2003

Securities Held to Maturity:
U.S. Treasury securities and obligations of U.S. Government, corporations and agencies	$—	$250	$748
Obligations of state and political subdivisions	2,630	3,382	4,136
Corporate Securities	749	749	748

Total	$3,379	$4,381	$5,632

Securities Available for Sale:
U.S. Treasury securities and obligations of U.S. Government, corporations and agencies	$40,755	$26,989	$24,720
Obligations of state and political subdivisions	1,700	1,821	1,880
Trust Preferred Securities	6,413	6,508	6,599

Total	$48,868	$35,318	$33,199

Maturity Distributions of Securities. The following table sets forth the distributions of maturities of securities at amortized cost as of December 31, 2005:

	Due in One Year or Less	Due After One Year through Five Years	Due After Five Years through 10 Years	Due After 10 Years	Total

US Treasury securities and Federal agency obligations – available for sale	$17,044	$11,821	$1,839	$10,550	$41,254
Federal agency obligations – held to maturity	—	—	—	—	—
Obligations of state and political subdivisions – available for sale	—	815	896	—	1,711
Obligations of state and political subdivisions – held to maturity	50	1,662	918	—	2,630
Other securities – available for sale	—	—	—	6,500	6,500
Other securities – held to maturity	—	493	256	—	749

Subtotal	$17,094	$14,791	$3,909	$17,050	$52,844

Market value adjustment on available-for-sale securities	(138)	(178)	(13)	(268)	(597)

Total	$16,956	$14,613	$3,896	$16,782	$52,247

Weighted average yield (a)	2.97%	3.94%	4.77%	6.08%	4.37%

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

The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated:

	Year Ended December 31,
	2005		2004		2003
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid

Types of deposits (all in domestic offices):
Noninterest-bearing demand deposits	$125,071	—	$105,763	—	$73,432	—
Interest-bearing demand deposits	355,566	1.52%	272,382	0.59%	225,508	0.61%
Savings deposits	68,053	0.36%	63,732	0.26%	54,857	0.36%
Time deposits	591,608	3.01%	466,392	2.24%	384,836	2.87%
Total deposits	$1,140,298		$908,269		$738,633

The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2005:

Certificates of
Maturity Period	Deposits

Three months or less	$66,426
Over three through six months	45,422
Over six through twelve months	51,361
Over twelve months	48,495
Total	$211,704

Competition

To compete effectively, the Company relies substantially on local commercial activity; personal contacts by its directors, officers, other employees and shareholders; personalized services; and its reputation in the communities it serves.

According to data as of June 30, 2005 published by SNL Financial LC and using information from the FDIC, the Bank ranked as the largest independent commercial bank headquartered in East Tennessee, and its major market areas include Greene, Hamblen, Hawkins, Sullivan, Washington, Madison, Loudon, Blount, Knox, McMinn, Sumner, Rutherford, Davidson, Montgomery, Lawrence and Williamson Counties, Tennessee and portions of Cocke, Monroe and Jefferson Counties, Tennessee. In Greene County, in which the Company enjoyed its largest deposit share as of June 30, 2005, there were seven commercial banks and one savings bank, operating 25 branches and holding an aggregate of approximately $923 million in deposits as of June 30, 2005. The following table sets forth the Bank’s deposit share, excluding credit unions, in each county in which it has a full-service branch(s) as of June 30, 2005, according to data published by the FDIC:

County	Deposit Share
Greene, TN	37.00%
Lawrence, TN	14.12%
Hawkins, TN	13.22%
Montgomery, TN(1)	12.85%
Blount, TN	11.83%
Sumner, TN	7.31%
Cocke, TN	6.55%
McMinn, TN	6.16%
Hamblen, TN	5.46%
Madison, NC	5.13%
Washington, TN	5.02%
Loudon, TN	4.54%
Bristol, VA(2)	3.66%
Rutherford, TN	2.73%
Sullivan, TN	2.48%
Monroe, TN	1.16%
Knox, TN	0.23%
Davidson, TN	0.19%
Williamson, TN	0.01%

(1) The Company acquired five full-service branches in Montgomery County on October 7, 2005.

(2) Bristol, VA is deemed a city.

Employees

As of December 31, 2005 the Company employed 561 full-time equivalent employees. None of the Company’s employees are presently represented by a union or covered under a collective bargaining agreement. Management considers relations with employees to be good.

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

Dividends. The FRB has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The FRB has issued a policy statement expressing its view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition. The Company does not believe compliance with this policy statement will limit the Company’s ability to maintain its dividend payment rate.

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

Transactions with Affiliates. The Federal Reserve Act, as recently amended by Regulation W, imposes legal restrictions on the quality and amount of credit that a bank holding company or its non-bank subsidiaries (“affiliates”) may obtain from bank subsidiaries of the holding company. For instance, these restrictions generally require that any such extensions of credit by a bank to its affiliates be on nonpreferential terms and be secured by designated amounts of specified collateral. Further, a bank’s ability to lend to its affiliates is limited to 10% per affiliate (20% in the aggregate to all affiliates) of the bank’s capital and surplus.

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

Federal Deposit Insurance. The deposits of the Bank are insured by the FDIC to the maximum extent provided by law, and the Bank is subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to the Federal deposit insurance program. These changes included merging the Bank Insurance Fund and the Savings Association Insurance Fund, increasing retirement account coverage to $250,000 and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with authority to set the fund’s reserve ratio within a specified range, and requiring dividends to banks if the reserve ratio exceeds certain levels. The new statute grants banks an assessment credit based on their share of the assessment base on December 31, 1996, and the amount of the credit can be used to reduce assessments in any year subject to certain limitations. The Company does not anticipate this new assessment system will have a material affect on its operating results or financial condition.

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

Capital Requirements. The FRB has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies, and the FDIC has established similar guidelines for state-chartered banks, such as the Bank, that are not members of the FRB. The regulations of the FRB and FDIC impose two sets of capital adequacy requirements: minimum leverage rules, which require the maintenance of a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At December 31, 2005, the Company and the Bank satisfied the minimum required regulatory capital requirements. See Note 11 of Notes to Consolidated Financial Statements.

The FDIC has issued final regulations that classify insured depository institutions by capital levels and require the appropriate federal banking regulator to take prompt action to resolve the problems of any insured institution that fails to satisfy the capital standards. Under such regulations, a “well-capitalized” bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. As of December 31, 2005, the Bank was “well-capitalized” as defined by the regulations. See Note 11 of Notes to Consolidated Financial Statements for further information.

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

USA Patriot Act. The President of the United States signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “Patriot Act”), into law on October 26, 2001. The Patriot Act establishes a wide variety of new and enhanced ways of combating international terrorism. The provisions that affect banks (and other financial institutions) most directly are contained in Title III of the act. In general, Title III amended existing law - primarily the Bank Secrecy Act - to provide the Secretary of Treasury (the “Treasury”) and other departments and agencies of the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes.

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

Additional Information

The Company maintains a website at www.mybankconnection.com and is not including the information contained on this website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. The Company makes available free of charge (other than an investor’s own internet access charges) through its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission.

ITEM 1A.               RISK FACTORS.

The Company’s business strategy includes the continuation of growth plans, and its financial condition and results of operations could be affected if its business strategies are not effectively executed.

The Company intends to continue pursuing a growth strategy for its business through acquisitions and de novo branching. The Company’s prospects must be considered in light of the risks, expenses and difficulties occasionally encountered by financial services companies in growth stages, which may include the following:

•      Maintaining loan quality;

•      Maintaining adequate management personnel and information systems to oversee such growth; and

•      Maintaining adequate control and compliance functions.

Operating Results. There is no assurance that existing offices or future offices will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. The Company’s growth and de novo branching strategy necessarily entails growth in overhead expenses as it routinely adds new offices and staff. The Company’s historical results may not be indicative of future results or results that may be achieved as the company continue to increase the number and concentration of its branch offices.

Development of Offices. There are considerable costs involved in opening branches and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, the Company’s de novo branches may be expected to negatively impact its earnings during this period of time until the branches reach certain economies of scale.

Expansion into New Markets. Much of the Company’s recent growth has been focused in the highly competitive Nashville, Knoxville and Clarksville metropolitan markets. The customer demographics and financial services offerings in these markets are unlike those found in the East Tennessee markets that the Company has historically served. In the Nashville, Knoxville and Clarksville markets the Company faces competition from a wide array of financial institutions. The Company’s expansion into these new markets may be impacted if it is unable to meet customer demands or compete effectively with the financial institutions operating in these markets.

Regulatory and Economic Factors. The Company’s growth and expansion plans may be adversely affected by a number of regulatory and economic developments or other events. Failure to obtain required regulatory approvals, changes in laws and regulations or other regulatory developments and changes in prevailing economic conditions or other unanticipated events may prevent or adversely affect the Company’s continued growth and expansion.

Failure to successfully address the issues identified above could have a material adverse effect on the Company’s business, future prospects, financial condition or results of operations, and could adversely affect the Company’s ability to successfully implement its business strategy.

The Company could sustain losses if its asset quality declines.

The Company’s earnings are affected by its ability to properly originate, underwrite and service loans. The Company could sustain losses if it incorrectly assesses the creditworthiness of its borrowers or fails to detect or respond to deterioration in asset quality in a timely manner. Problems with asset quality could cause the Company’s interest income and net interest margin to decrease and its provisions for loan losses to increase, which could adversely affect the Company’s results of operations and financial condition.

An inadequate allowance for loan losses would reduce the Company’s earnings.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and takes a charge against earnings with respect to specific loans when their ultimate collectibility is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require the Bank to increase the allowance for loan losses as a part of their examination process, the Company’s earnings and capital could be significantly and adversely affected.

Liquidity needs could adversely affect the Company’s results of operations and financial condition.

The Company relies on dividends from the Bank as its primary source of funds. The primary source of funds of the Bank are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks. While the Company believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands. The Company may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

Competition from financial institutions and other financial service providers may adversely affect the Company’s profitability.

The banking business is highly competitive and the Company experiences competition in each of its markets from many other financial institutions. The Company competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other community banks and super-regional and national financial institutions that operate offices in the Company’s primary market areas and elsewhere.

Additionally, the Company faces competition from de novo community banks, including those with senior management who were previously affiliated with other local or regional banks or those controlled by investor groups with strong local business and community ties. These de novo community banks may offer higher deposit rates or lower cost loans in an effort to attract the Company’s customers, and may attempt to hire the Company’s management and employees.

The Company competes with these other financial institutions both in attracting deposits and in making loans. In addition, the Company has to attract its customer base from other existing financial institutions and from new residents. The Company expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. The Company’s profitability depends upon its continued ability to successfully compete with an array of financial institutions in its market areas.

The Company may face risks with respect to future expansion.

From time to time the Company may engage in additional de novo branch expansion as well as the acquisition of other financial institutions or parts of those institutions. The Company may also consider and enter into new lines of business or offer new products or services. In addition, the Company may receive future inquiries and have discussions with potential acquirors of the Company. Acquisitions and mergers involve a number of risks, including:

•      the time and costs associated with identifying and evaluating potential acquisitions and merger partners;

•      inaccuracies in the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution;

•      the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•      the Company’s ability to finance an acquisition and possible dilution to its existing shareholders;

•      the diversion of the Company’s management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;

•      entry into new markets where the Company lacks experience;

•      the introduction of new products and services into the Company’s business;

•      the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on the Company’s results of operations; and

•      the risk of loss of key employees and customers.

The Company may incur substantial costs to expand. There can be no assurance that integration efforts for any future mergers or acquisitions will be successful. Also, the Company may issue equity securities, including common stock and securities convertible into shares of the Company’s common stock in connection with future acquisitions, which could cause ownership and economic dilution to the Company’s shareholders. There is no assurance that, following any future mergers or acquisitions, the Company’s integration efforts will be successful or the Company, after giving effect to the acquisition, will achieve profits comparable to or better than its historical experience.

The Company’s business is subject to the success of the local economies where it operates.

The Company’s success significantly depends upon the growth in population, income levels, deposits and housing starts in its market areas. If the communities in which the Company operates do not grow or if prevailing economic conditions locally or nationally are unfavorable, the Company’s business may not succeed. Adverse economic conditions in the Company’s specific market areas could reduce its growth rate, affect the ability of its customers to repay their loans to the Company and generally affect its financial condition and results of operations. Moreover, the Company cannot give any assurance that it will benefit from any market growth or favorable economic conditions in its primary market areas if they do occur.

Any adverse market or economic conditions in the state of Tennessee may increase the risk that the Company’s borrowers will be unable to timely make their loan payments. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2005, approximately 75.82% of the Company’s loans held for investment were secured by real estate. Of this amount, approximately 41.87% were commercial real estate loans, 27.76% were residential real estate loans and 30.37% were construction and development loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the state of Tennessee could adversely affect the value of the Company’s assets, revenues, results of operations and financial condition.

Changes in interest rates could adversely affect the Company’s results of operations and financial condition.

Changes in interest rates may affect the Company’s level of interest income, the primary component of its gross revenue, as well as the level of its interest expense. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and the policies of various governmental and regulatory authorities. Accordingly, changes in interest rates could decrease the Company’s net interest income. Changes in the level of interest rates also may negatively affect the Company’s ability to originate real estate loans, the value of the Company’s assets and the Company’s ability to realize gains from the sale of its assets, all of which ultimately affects the Company’s earnings.

The Company relies heavily on the services of key personnel.

The Company depends substantially on the strategies and management services of R. Stan Puckett, its Chairman of the Board and Chief Executive Officer. Although the Company has entered into an employment agreement with him, the loss of the services of Mr. Puckett could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company is also dependent on certain other key officers who have important customer relationships or are instrumental to its operations. Changes in key personnel and their responsibilities may be disruptive to the Company’s business and could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company believes that its future results will also depend in part upon its attracting and retaining highly skilled and qualified management and sales and marketing personnel, particularly in those areas where the Company may open new branches. Competition for such personnel is intense, and the Company cannot assure you that it will be successful in attracting or retaining such personnel.

The Company is subject to extensive regulation that could limit or restrict its activities.

The Company operates in a highly regulated industry and is subject to examination, supervision, and comprehensive regulation by various federal and state agencies including the Board of Governors of the FRB, the FDIC and the Tennessee Department of Financial Institutions. The Company’s regulatory compliance is costly and restricts certain of its activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. The Company is also subject to capitalization guidelines established by its regulators, which require it to maintain adequate capital to support its growth.

The laws and regulations applicable to the banking industry could change at any time, and the Company cannot predict the effects of these changes on its business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, the Company’s cost of compliance could adversely affect its ability to operate profitably.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq that are now applicable to the Company, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, the Company has experienced, and may continue to experience, greater compliance costs.

The Company’s recent results may not be indicative of its future results.

The Company may not be able to sustain its historical rate of growth or may not even be able to grow its business at all. In addition, the Company’s recent growth may distort some of its historical financial ratios and statistics. In the future, the Company may not have the benefit of several recently favorable factors, such as a generally stable interest rate environment, a strong residential mortgage market, or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit the Company’s ability to expand its market presence.

The Company is subject to Tennessee anti-takeover statutes and certain charter provisions which could decrease its chances of being acquired even if the acquisition is in the Company’s shareholders’ best interests.

As a Tennessee corporation, the Company is subject to various legislative acts which impose restrictions on and require compliance with procedures designed to protect shareholders against unfair or coercive mergers and acquisitions. These statutes may delay or prevent offers to acquire the Company and increase the difficulty of consummating any such offers, even if the acquisition of the Company would be in its shareholders’ best interests. The Company’s amended and restated charter also contains provisions which may make it difficult for another entity to acquire it without the approval of a majority of the disinterested directors on its board of directors.

The amount of common stock owned by, and other compensation arrangements with, the Company’s officers and directors may make it more difficult to obtain shareholder approval of potential takeovers that they oppose.

As of March 10, 2006, directors and executive officers beneficially owned approximately 12.74% of the Company’s common stock. Agreements with the Company’s senior management also provide for significant payments under certain circumstances following a change in control. These compensation arrangements, together with the common stock and option ownership of the Company’s board of directors and management, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals of us that the Company’s directors and officers oppose.

The Company’s continued pace of growth may require it to raise additional capital in the future, but that capital may not be available when it is needed.

The Company is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. While the Company’s capital resources will satisfy its capital requirements for the foreseeable future, the Company may at some point, however, need to raise additional capital to support its continued growth.

The Company’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside its control, and on its financial performance. Accordingly, the Company cannot assure its shareholders that it will be able to raise additional capital if needed on terms acceptable to it. If the Company cannot raise additional capital when needed, its ability to further expand its operations through internal growth and acquisitions could be materially impaired.

The success and growth of the Company’s business will depend on its ability to adapt to technological changes.

The banking industry and the ability to deliver financial services is becoming more dependent on technological advancement, such as the ability to process loan applications over the Internet, accept electronic signatures, provide process status updates instantly and on-line banking capabilities and other customer expected conveniences that are cost efficient to the Company’s business processes. As these technologies are improved in the future, the Company may, in order to remain competitive, be required to make significant capital expenditures.

Even though the Company’s common stock is currently traded on The Nasdaq National Market, the trading volume in its common stock has been thin and the sale of substantial amounts of the Company’s common stock in the public market could depress the price of its common stock.

The Company cannot say with any certainty when a more active and liquid trading market for its common stock will develop or be sustained. Because of this, the Company’s shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

The Company cannot predict the effect, if any, that future sales of its common stock in the market, or availability of shares of its common stock for sale in the market, will have on the market price of the Company’s common stock. The Company, therefore, can give no assurance that sales of substantial amounts of its common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of its common stock to decline or impair its ability to raise capital through sales of its common stock.

The market price of the Company’s common stock may fluctuate in the future, and these fluctuations may be unrelated to its performance. General market price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

The Company may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders.

In order to maintain its capital at desired levels or required regulatory levels, or to fund future growth, the Company’s board of directors may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of its common stock. The sale of these shares may significantly dilute the Company’s shareholders ownership interest as a shareholder and the per share book value of its common stock. New investors in the future may also have rights, preferences and privileges senior to its current shareholders which may adversely impact its current shareholders.

The Company’s ability to declare and pay dividends is limited by law and it may be unable to pay future dividends.

The Company derives its income solely from dividends on the shares of common stock of the Bank. The Bank’s ability to declare and pay dividends is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the Department of Financial Institutions. In addition, the FRB may impose restrictions on the Company’s ability to pay dividends on its common stock. As a result, the Company cannot assure its shareholders that it will declare or pay dividends on shares of its common stock in the future.

Holders of the Company’s junior subordinated debentures have rights that are senior to those of its common shareholders.

The Company has supported its continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2005, the Company had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $13.4 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by the Company. Further, the accompanying junior subordinated debentures the Company issued to the trusts are senior to its shares of common stock. As a result, the Company must make payments on the junior subordinated debentures before any dividends can be paid on its common stock and, in the event of its bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on its common stock. The Company has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock.

ITEM 1B.               UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

At December 31, 2005, the Company maintained a main office in Greeneville, Tennessee in a building it owns, 49 full-service bank branches (of which 38 are owned premises and 11 are leased premises) and a leased office for trust and money management functions. In addition, the Bank’s subsidiaries operate from nine separate locations, all of which are leased.

ITEM 3.  LEGAL PROCEEDINGS.

The Company and its subsidiaries are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company’s results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 2005 to a vote of security holders of the Company through a solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On March 10, 2006, Greene County Bancshares had 9,781,070 shares of common stock outstanding. The Company’s shares are traded on The Nasdaq National Market, under the symbol “GCBS”. As of March 10, 2006, the Company estimates that it had approximately 3,200 shareholders, including approximately 2,000 shareholders of record and approximately 1,200 beneficial owners holding shares in nominee or “street” name.

The following table shows the high and low sales price for the Company’s common stock as reported by The Nasdaq National Market for 2005 and 2004. The table also sets forth the dividends per share paid each quarter during 2005 and 2004.

	High/Low Sales Price	Dividends Paid
	During Quarter	Per Share
2005:
First quarter	$28.50 / 25.88	$0.12
Second quarter	29.75 / 23.75	0.12
Third quarter	29.50 / 25.09	0.12
Fourth quarter	28.32 / 25.65	0.26
		$0.62

2004:
First quarter	$24.64 / 21.11	$0.12
Second quarter	23.86 / 20.47	0.12
Third quarter	24.02 / 22.25	0.12
Fourth quarter	27.70 / 23.50	0.25
		$0.61

Holders of the Company’s common stock are entitled to receive dividends when, as and if declared by the Company’s board of directors out of funds legally available for dividends. Historically, the Company has paid quarterly cash dividends on its common stock, and its board of directors presently intends to continue to pay regular quarterly cash dividends. The Company’s ability to pay dividends to its shareholders in the future will depend on its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to its common stock, including its outstanding trust preferred securities and accompanying junior subordinated debentures, and other factors deemed relevant by the Company’s board of directors. In order to pay dividends to shareholders, the Company must receive cash dividends from the Bank. As a result, the Company’s ability to pay future dividends will depend upon the earnings of the Bank, its financial condition and its need for funds.

Moreover, there are a number of federal and state banking policies and regulations that restrict the Bank’s ability to pay dividends to the Company and the Company’s ability to pay dividends to its shareholders. In particular, because the Bank is a depository institution and its deposits are insured by the FDIC, it may not pay dividends or distribute capital assets if it is in default on any assessment due to the FDIC. In addition, the Tennessee Banking Act prohibits the Bank from declaring dividends in excess of net income for the calendar year in which the dividend is declared plus retained net income for the preceding two years without the approval of the Commissioner of the Department of Financial Institutions. Also, the Bank is subject to regulations which impose certain minimum regulatory capital and minimum state law earnings requirements that affect the amount of cash available for distribution to the Company. Lastly, under Federal Reserve policy, the Company is required to maintain adequate regulatory capital, is expected to serve as a source of financial strength to the Bank and to commit resources to support the Bank. These policies and regulations may have the effect of reducing or eliminating the amount of dividends that the Company can declare and pay to its shareholders in the future. For information regarding restrictions on the payment of dividends by the Bank to the Company, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity and Capital Resources” in this Annual Report. See also Note 11 of Notes to Consolidated Financial Statements.

The Company made no repurchases of its common stock during the quarter ended December 31, 2005.

ITEM 6.  SELECTED FINANCIAL DATA.

	At and for the Fiscal Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)

Total interest income	$87,191	$65,076	$56,737	$59,929	$67,964
Total interest expense	28,405	16,058	15,914	18,680	28,463
Net interest income	58,786	49,018	40,823	41,249	39,501
Provision for loan losses	(6,365)	(5,836)	(5,775)	(7,065)	(5,959)
Net interest income after provision for loan losses	52,421	43,182	35,048	34,184	33,542
Noninterest income:
Investment securities gains	—	—	—	46	—
Other income	14,756	13,028	11,588	10,484	9,593
Noninterest expense	(44,340)	(36,983)	(30,618)	(29,199)	(28,665)
Income before income taxes	22,837	19,227	16,018	15,515	14,470
Income tax expense	(8,674)	(7,219)	(5,781)	(5,702)	(5,047)
Net income	$14,163	$12,008	$10,237	$9,813	$9,423

Per Share Data:
Net income, basic	$1.73	$1.57	$1.48	$1.44	$1.38
Net income, assuming dilution	$1.71	$1.55	$1.47	$1.43	$1.38
Dividends declared	$0.62	$0.61	$0.59	$0.58	$0.56
Book value	$17.20	$14.22	$13.31	$10.94	$10.06
Tangible book value(1)	$13.15	$11.12	$10.57	$10.53	$9.64

Financial Condition Data:
Assets	$1,619,989	$1,233,403	$1,108,522	$899,396	$811,612
Loans, net of unearned interest	$1,378,642	$1,046,867	$952,225	$750,257	$682,547
Cash and investments	$104,872	$76,637	$80,910	$61,980	$57,470
Federal funds sold	$28,387	$39,921	$5,254	$39,493	$25,621
Deposits	$1,295,879	$988,022	$907,115	$719,323	$653,913
FHLB advances and notes payable	$105,146	$85,222	$63,030	$82,359	$67,978
Subordinated debentures	$13,403	$10,310	$10,310	$—	$—
Federal funds purchased and repurchase agreements	$17,498	$13,868	$12,896	$10,038	$10,375
Shareholders’ equity	$168,021	$108,718	$101,935	$74,595	$68,627
Tangible shareholders’ equity(1)	$128,399	$85,023	$80,965	$71,799	$65,721

Selected Ratios:
Interest rate spread	4.30%	4.53%	4.59%	4.99%	4.98%
Net interest margin(2)	4.61%	4.75%	4.83%	5.29%	5.41%
Return on average assets	1.02%	1.06%	1.12%	1.17%	1.20%
Return on average equity	11.09%	11.23%	12.59%	13.40%	13.96%
Return on average tangible equity(1)	14.04%	13.95%	13.38%	13.93%	14.30%
Average equity to average assets	9.20%	9.47%	8.87%	8.72%	8.59%
Dividend payout ratio	37.38%	38.86%	41.20%	40.31%	40.53%
Ratio of nonperforming assets to total assets	0.65%	0.69%	0.79%	1.48%	1.22%
Ratio of allowance for loan losses to nonperforming loans	293.56%	227.64%	321.70%	161.73%	166.78%
Ratio of allowance for loan losses to total loans, net of unearned income	1.43%	1.50%	1.53%	1.68%	1.64%

(1)   Tangible shareholders’ equity is shareholders’ equity less goodwill and intangible assets.

(2)   Net interest margin is the net yield on interest earning assets and is the difference between the interest yield earned on interest-earning assets less the interest rate paid on interest bearing liabilities.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Certain financial information included in our summary consolidated financial data is determined by methods other than in accordance with accounting principles generally accepted within the United States, or GAAP. These non-GAAP financial measures are “tangible book value per share,” “tangible shareholders’ equity,” and “return on average tangible equity.” The Company’s management uses these non-GAAP measures in its analysis of the Company’s performance.

•   “Tangible book value per share” is defined as total equity reduced by recorded goodwill and other intangible assets divided by total common shares outstanding. This measure is important to investors interested in changes from period-to-period in book value per share exclusive of changes in intangible assets. Goodwill, an intangible asset that is recorded in a purchase business combination, has the effect of increasing total book value while not increasing the tangible assets of a company. For companies such as the Company that have engaged in business combinations, purchase accounting can result in the recording of significant amounts of goodwill related to such transactions.

•   “Tangible shareholders’ equity” is shareholders’ equity less goodwill and other intangible assets.

•   “Return on average tangible equity” is defined as earnings for the period divided by average equity reduced by average goodwill and other intangible assets.

These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, and are not necessarily comparable to non-GAAP performance measures which may be presented by other companies. The following reconciliation table provides a more detailed analysis of these non-GAAP performance measures:

	At and for the Fiscal Years Ended December 31,
	2005	2004	2003	2002	2001
Book value per share	$17.20	$14.22	$13.31	$10.94	$10.06
Effect of intangible assets per share	$(4.05)	$(3.10)	$(2.74)	$(.0.41)	$(0.42)
Tangible book value per share	$13.15	$11.12	$10.57	$10.53	$9.64
Return on average equity	11.09%	11.23%	12.59%	13.40%	13.96%
Effect of intangible assets	2.95%	2.72%	0.79%	0.53%	0.34%
Return on average tangible equity	14.04%	13.95%	13.38%	13.93%	14.30%

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Net income increased by almost 18% over 2004 levels and totaled $14,163 for the full year 2005. The rise in net income was driven by an increase in earning assets, primarily loans. On a diluted per share basis, net income was $1.71 for 2005 compared with $1.55 for the same period a year ago, an increase of 10.3%. The lower percentage increase for diluted earnings per share is primarily a result of the issuance of 2.1 million shares of common stock at the end of the third quarter of 2005.

Net interest income for 2005, totaled $58,786, an improvement of 19.9% over the same period a year ago. The increase in net interest income was due to the increase in average earning assets, primarily loans, throughout 2005 and was partially offset by a reduction in the net interest margin from 4.75% in 2004 to 4.61% in 2005. The narrowing in the net interest margin was heavily influenced by the actions taken by the Federal Open Market Committee (“FOMC”) during 2005 to increase market rates eight times which sharply increased market interest rates by 200 basis points during the year and placed significant pressures on funding costs. Noninterest income grew by $1,728, or 13.3%, and totaled $14,756 for 2005. The successful implementation of a deposit gathering program plus the carryover effect of expansion initiatives in 2004 and the fourth quarter 2005 acquisition of the Clarksville branches all contributed to this improvement. Noninterest expenses, which were impacted by some assimilation costs associated with the Clarksville branch acquisition, totaled $44,340 for the year, up $7,357 from the prior year. Similarly with noninterest income, the Company’s expansion activity in 2004 and in 2005 has impacted the comparisons between years.

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

Management continually evaluates the Company’s accounting policies and estimates it uses to prepare the consolidated financial statements. In general, management’s estimates are based on current and projected economic conditions, historical experience, information from regulators and third party professionals and various assumptions that are believed to be reasonable under the then existing set of facts and circumstances. Actual results could differ from those estimates made by management.

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and the fair value of financial instruments and other accounts. Based on management’s calculation, an allowance of $19,739, or 1.43%, of total loans, net of unearned interest was an adequate estimate of losses inherent in the loan portfolio as of December 31, 2005. This estimate resulted in a provision for loan losses on the income statement of $6,365 during 2005. If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected. For further discussion of the allowance for loan losses and a detailed description of the methodology management uses in determining the adequacy of the allowance, see “BUSINESS – Lending Activities – Allowance for Loan Losses” located earlier, and “Changes in Results of Operations – Provision for Loan Losses” located below.

The consolidated financial statements include certain accounting and disclosures that require management to make estimates about fair values. Estimates of fair value are used in the accounting for securities available for sale, loans held for sale, goodwill, other intangible assets, and acquisition purchase accounting adjustments. Estimates of fair values are used in disclosures regarding securities held to maturity, stock compensation (in 2006 the fair value estimates will affect the accounting for stock options), commitments, and the fair values of financial instruments. Fair values are estimated using relevant market information and other assumptions such as interest rates, credit risk, prepayments and other factors. The fair values of financial instruments are subject to change as influenced by market conditions.

Changes in Results of Operations

Net income. Net income for 2005 was $14,163, an increase of 2,155, or 17.95%, as compared to net income of $12,008 for 2004. The increase is primarily attributable to an increase in net interest income of $9,768, or 19.93%, to $58,786 in 2005 from $49,018 in 2004 and resulted principally from higher average balances of loans. In addition, total noninterest income increased by $1,728, or 13.26%, to $14,756 in 2005 from $13,028 in 2004. The increase in noninterest income can be primarily attributed to higher fee income associated with additional volume of deposit-related activity. Offsetting, in part, these positive effects on net income was an increase in noninterest expense of $7,357, or 19.89%, to $44,340 in 2005 from $36,983 in 2004. The increase in noninterest expense resulted primarily as a result of the Company’s de novo branching initiatives into Davidson County and Williamson County, Tennessee, the NBC transaction in late-2004, the Clarksville transaction during the first part of the fourth quarter-2005 and the advertising cost associated with the Bank’s High Performance Checking Program.

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

Net Interest Income. The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors that affect net interest income are changes in volume and yields of earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. During 2005, net interest income was $58,786 as compared to $49,018 in 2004, an increase of 19.93%. The Company experienced good growth in average balances of interest-earning assets, with average total interest-earning assets increasing by $244,151, or 23.67%, to $1,275,791 in 2005 from $1,031,640 in 2004. Most of the growth occurred in loans, with average loan balances increasing by $204,271, or 20.70%, to $1,191,077 in 2005 from $986,806 in 2004. Average balances of total interest-bearing liabilities also increased in 2005 from 2004, with average total interest-bearing deposit balances increasing by $212,721, or 26.51%, to $1,015,227 in 2005 from $802,506 in 2004, as the Company emphasized various types of deposits as a loan funding source. The Clarksville transaction, which closed on October 7, 2005 and in which the Company acquired approximately $112,000 in loans and $173,000 in deposits, had a slight effect on full year average balances of loans and deposits. Most of the increase in net interest income in 2005 compared to 2004 related to the increased loan volume resulting primarily from the Company’s organic loan growth, as well as the late-2004 NBC transaction. The positive net interest income impact of the increase in average loan volumes was partially offset by rising costs associated with both deposits and borrowed funds as the FOMC continued its trend of increasing market interest rates throughout the year.

Beginning in the second half of 2004, the FOMC embarked upon a program to increase short-term interest rates at, according to the FOMC’s statements, a “pace that is likely to be measured.”  As of December 31, 2004, the FOMC had increased short-term interest rates by 100 basis points. While the Company continues to maintain an interest rate risk position which is asset sensitive, a situation in which rate-sensitive assets reprice quicker than rate-sensitive liabilities, the FOMC’s commencement of increases in short-term interest rates in mid-2004 was not sufficient to compensate the Company for significant and sustained reductions in short-term interest rates beginning in early 2001, and the Company was unable to achieve upward momentum in the repricing of its major interest-earning assets. The Company’s aggressive loan pricing in 2004 in order to obtain market share in new markets and increase share in existing markets further exacerbated this situation. In addition, management had been controlling the growth of higher-yielding subprime loans in the Bank’s subsidiaries and focusing on increasing the balances of its traditional commercial, commercial real estate and residential real estate loans, thus reducing the percentage of subprime loans in the Company’s portfolio. This trend in the loan portfolio mix also placed pressure on loan yields. Consequently, the

Company’s yield on average loans declined to 6.44% in 2004 from 6.92% in 2003, and the Company’s net interest margin declined to 4.75% in 2004 from 4.83% in 2003. This decline represented the sixth consecutive year of net interest margin declines.

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

	2005			2004			2003
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans(1)
Real estate loans	$896,485	$58,968	6.58%	$759,657	$44,124	5.81%	$612,528	$37,311	6.09%
Commercial loans	208,964	13,651	6.53%	145,870	7,685	5.27%	105,629	5,532	5.24%
Consumer and other loans-net(2)	85,628	9,319	10.88%	81,279	9,081	11.17%	82,702	9,516	11.51%
Fees on loans	—	2,136		—	2,690		—	3,085

Total loans (including fees)	$1,191,077	$84,074	7.06%	$986,806	$63,580	6.44%	$800,859	$55,444	6.92%

Investment securities(3)
Taxable	$48,774	$1,920	3.94%	$29,382	$1,040	3.54%	$28,297	$946	3.34%
Tax-exempt(4)	3,668	138	3.76%	4,569	164	3.59%	1,189	40	3.37%
FHLB, Bankers Bank and other stock at cost	6,308	282	4.47%	6,073	230	3.79%	5,378	193	3.59%

Total investment securities	$58,750	$2,340	3.98%	$40,024	$1,434	3.58%	$34,864	$1,179	3.38%

Other short-term investments	25,964	777	2.99%	4,810	62	1.29%	9,769	114	1.17%

Total interest-earning assets	$1,275,791	$87,191	6.83%	$1,031,640	$65,076	6.31%	$845,492	$56,737	6.71%

Noninterest-earning assets:
Cash and due from banks	$32,971			$32,430			$26,926
Premises and equipment	38,891			34,795			27,879
Other, less allowance for loan losses	40,943			31,156			16,190

Total noninterest-earning assets	$112,805			$98,381			$70,995

Total assets	$1,388,596			$1,130,021			$916,487

(1) Average loan balances include nonaccrual loans. Interest income collected on nonaccrual loans has been included.

(2) Installment loans are stated net of unearned income.

(3) The average balance of and the related yield associated with securities available for sale are based on the cost of such securities.

(4) Tax exempt income has not been adjusted to tax-equivalent basis since it is not material.

	2005			2004			2003
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-bearing liabilities:
Deposits
Savings, NOW accounts and money markets	$423,619	$5,654	1.33%	$336,114	$1,762	0.52%	$280,365	$1,576	0.56%
Time deposits	591,608	17,827	3.01%	466,392	10,437	2.24%	384,836	11,055	2.87%

Total deposits	$1,015,227	$23,481	2.31%	$802,506	$12,199	1.52%	$665,201	$12,631	1.90%

Securities sold under repurchase agreements and short-term borrowings	15,695	414	2.64%	15,903	162	1.02%	14,055	112	0.80%
Subordinated debentures	11,878	729	6.14%	10,310	466	4.52%	2,768	111	4.01%
FHLB advances and notes payable	77,551	3,781	4.88%	75,311	3,231	4.29%	68,735	3,060	4.45%

Total interest-bearing liabilities	$1,120,351	$28,405	2.54%	$904,030	$16,058	1.78%	$750,759	$15,914	2.12%

Non-interest-bearing liabilities:
Demand deposits	$125,071			$105,763			$73,432
Other liabilities	15,460			13,271			10,991
Total non-interesting bearing liabilities	$140,531			$119,034			$84,423

Shareholders’ equity	127,714			106,957			81,305

Total liabilities and shareholders’ equity	$1,388,596			$1,130,021			$916,487

Net interest income		$58,786			$49,018			$40,823

Margin analysis:
Interest rate spread			4.29%			4.53%			4.59%

Net yield on interest-earning assets (net interest margin)			4.61%			4.75%			4.83%

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

	2005 vs. 2004				2004 vs. 2003
			Rate/	Total			Rate/	Total
	Volume	Rate	Volume	Change	Volume	Rate	Volume	Change
Interest income:
Loans, net of unearned income	$13,161	$6,075	$1,258	$20,494	$12,873	$(3,844)	$(893)	8,136
Investment securities:
Taxable	687	115	76	878	36	55	2	93
Tax - exempt	(32)	9	(2)	(25)	113	3	8	124
FHLB, Bankers Bank and other stock, at cost	10	41	2	53	25	12	1	38
Other short-term investments	273	82	360	715	(58)	12	(6)	(52)

Total interest income	14,099	6,322	1,694	22,115	12,989	(3,762)	(888)	8,339

Interest expense:
Savings, NOW accounts, and money market accounts	560	2,506	826	3,892	331	(123)	(22)	186
Time deposits	2,802	3,617	971	7,390	2,343	(2,443)	(518)	(618)
Short-term borrowings	(11)	219	44	252	2	41	7	50
Subordinated debentures	71	167	25	263	303	14	38	355
Notes payable	96	440	14	550	295	(113)	(11)	171

Total interest expense	3,518	6,949	1,880	12,347	3,274	(2,624)	(506)	144

Net interest income	$10,581	$(627)	$(186)	$9,768	$9,715	$(1,138)	$(382)	$8,195

At December 31, 2005, loans outstanding, net of unearned income, were $1,378,642 compared to $1,046,867 at 2004 year end. The increase is, in part, due to the approximate $112,000 in loans acquired via the Clarksville transaction, as well as the combination of our expansion into new markets, increased loan demand, our community-focused banking philosophy and competitive loan rates. Average outstanding loans, net of unearned interest, for 2005 were $1,191,077, an increase of 20.70% from the 2004 average of $986,806. Average outstanding loans for 2003 were $941,207. The growth in average loans for the past three years can be attributed to the Company’s continuing market expansion through the Company’s branch network, the IBC acquisition, the NBC transaction, the Clarksville transaction and aggressive programs with respect to loan production and pricing. The Company continued its branch expansion with the opening of new full-service branches in Williamson County, Davidson County and Hamblen County, Tennessee during 2005.

Average investment securities for 2005 were $58,750 compared to $40,024 in 2004 and $34,864 in 2003. The increase of $18,726, or 46.79%, from 2004 to 2005 resulted primarily from the decision to move excess funds from the NBC transaction to higher yielding investment securities. The increase of $5,160, or 14.80%, from 2003 to 2004 resulted primarily from the additional investment securities received via the IBC acquisition in the fourth quarter of 2003. In 2005, the average yield on investments was 3.98%, an increase from the 3.58% yield in 2004 and 3.38% yield in 2003. The increase in investment yield in 2005 compared to 2004 primarily reflects the positive effect of higher rates on the Company’s adjustable-rate investment securities, as well as the purchase of investment securities in a rising rate environment. Management believes this trend will continue if short-term interest rates continue to increase. Income provided by the investment portfolio in 2005 was $2,340 as compared to $1,434 in 2004 and $1,179 in 2003.

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

The Bank’s loan loss allowance is increased or decreased based on management’s assessment of the overall risk of its loan portfolio. Occasionally, a portion of the allowance may be allocated to a specific loan to reflect unusual circumstances associated with that loan.

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

The Company’s provision for loan losses increased $529, or 9.06%, to $6,365 in 2005 from $5,836 in 2004. In 2005, management determined that loss experience throughout the Company had essentially stabilized. In 2005, net charge-offs in the Bank, Superior Financial and GCB Acceptance were $2,490, $440 and $884, respectively, totaling $3,814. In 2004, these net charge-offs were $3,418, $524 and $1,100, respectively, totaling $5,042. Management attributes the decrease in net charge-offs to improved underwriting policies and management controls and an increase in loan quality and an improvement in the local and regional economy. Assuming no change in current economic trends, and based on information presently available, management anticipates that net charge-offs within the Company’s overall loan portfolios should continue at approximately the same rate and, in terms of percentages of total loans, may slightly decline over the twelve months ended December 31, 2006.

The ratio of nonperforming assets to total assets was 0.65% at December 31, 2005 and 0.69% at December 31, 2004. The ratio of the Company’s allowance for loan losses to nonperforming assets increased in 2005 to 188.58% from 185.56% in 2004. Total nonperforming loans decreased $182, or 2.64%, to $6,724 at December 31, 2005 from $6,906 at December 31, 2004. Nonaccrual loans, which are nonperforming loans as to which the Bank no longer recognizes interest income, decreased $327, or 5.24%, to $5,915 at December 31, 2005 from $6,242 at December 31, 2004. Management believes that these loans are adequately secured and does not anticipate any material losses. Note, however, that total impaired loans, which include substandard as well as nonaccrual loans, increased by $2,469, or 20.22%, from $12,210 at December 31, 2004 to $14,679 at December 31, 2005. The Company records a risk allocation allowance for loan losses on all loans in this category; further, the Company specifically records additional allowance amounts for individual loans when the circumstances so warrant. For further discussion of nonperforming assets as it relates to foreclosed real estate and impaired loans, see “BUSINESS – Lending Activities – Past Due, Special Mention, Classified and Nonaccrual Loans” located earlier.

To further manage its credit risk on loans, the Company maintains a “watch list” of loans that, although currently performing, have characteristics that require closer supervision by management. At December 31, 2005, the Company had identified approximately $20,913 in loans that were placed on its “watch list,” compared to $37,556 as of December 31, 2004.

Noninterest Income. The generation of noninterest income, which is income that is not related to interest-earning assets and consists primarily of service charges, commissions and fees, has become more important as increases in levels of interest-bearing deposits and other liabilities make it more difficult to maintain interest rate spreads.

Total noninterest income for 2005 increased to $14,756 as compared to $13,028 in 2004 and $11,588 in 2003. The largest components of noninterest income are service charges, commissions and fees, which totaled $11,019 in 2005, $9,074 in 2004 and $7,898 in 2003. The increase in 2005 primarily reflects additional fees generated from higher volume of deposit-related products especially higher volume of NSF Fees generated as a result of the Bank’s High Performance Checking Program. The increase for 2005 was offset, in part, by no net gains on the sale of other real estate owned (“OREO”) during the year. The Company had $400 net gains on OREO during 2004.

Noninterest Expense. Control of noninterest expense also is an important aspect in managing net income. Noninterest expense includes, among others, personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage and FDIC assessments. Total noninterest expense was $44,340 in 2005 compared to $36,983 in 2004 and $30,618 in 2003. The increase of $7,357, or 19.89%, in 2005 as compared to 2004 principally reflects increases in all categories primarily as a result of the Company’s de novo branching initiatives into Davidson County and Williamson County, Tennessee, the NBC transaction in late-2004, the Clarksville transaction during the first part of the fourth quarter-2005 and the advertising cost associated with the Bank’s High Performance Checking Program.

Personnel costs are the primary element of the Company’s noninterest expenses. For the years ended December 31, 2005 and 2004, salaries and benefits represented $22,185, or 50.03%, and $19,189, or 51.89%, respectively, of total noninterest expense. This was an increase of $2,996, or 15.61%. Including Bank branches and non-Bank office locations, the Company had 60 locations at December 31, 2005, as compared to 53 at December 31, 2004, and the number of full-time equivalent employees increased 18.35% from 474 at December 31, 2004 to 561 at December 31, 2005. These increases in personnel costs, number of branches and employees are primarily the result of the Company’s expansion initiatives.

Advertising increased by $1,558, or 160.45%, to $2,529 in 2005 from $971 in 2004. The Company implemented the Bank’s High Performance Checking Account program at the beginning of 2005 to generate significant numbers and balances of core transaction accounts. The Company will continue this program through 2006.

Income Taxes. The Company’s effective income tax rate was 38.0% in 2005 compared to 37.5% in 2004 and 36.1% in 2003. The increased 2005 effective income tax rate relates to higher state income tax expense.

Changes in Financial Condition

Total assets at December 31, 2005 were $1,619,989, an increase of $386,586, or 31.34%, over total assets of $1,233,403 at December 31, 2004. This increase reflects an increase in loans, net of unearned interest, of $331,775, or 31.69%, to $1,378,642 at December 31, 2005 from $1,046,867 at December 31, 2004. The increase in loans can be attributed to the Clarksville transaction and the full year impact of Middle Tennessee Bank and Trust, as well as the Company’s continued focus on generating good credit quality loans, competitive loan pricing and the addition of experienced lenders to the Company’s lending staff. Average assets for 2005 also increased to $1,388,596, an increase of $258,575, or 22.88%, from the average asset balance of $1,130,021 for 2004. The increase in average assets is due primarily to the continued increase of organic loan growth through 2005 and the limited impact of the loans acquired in the Clarksville transaction which occurred in the fourth quarter. Due primarily to the additional noninterest expense incurred as a result of the Company’s expansion strategies carried out during 2005 and the attendant increase in average assets, the Company’s return on average assets decreased in 2005 to 1.02% from 1.06% in 2004.

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

Earning assets consist of loans, investment securities and short-term investments that earn interest. Average earning assets during 2005 were $1,275,791, an increase of 23.67% from an average of $1,031,640 in 2004. The increase in average earnings assets is due primarily to the continued increase of organic loan growth through 2005 and the loans acquired from the Clarksville transaction.

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

The Company maintains an investment portfolio to provide liquidity and earnings. Investments at December 31, 2005 had an amortized cost of $52,844 and a market value of $52,202 as compared to an amortized cost of $39,742 and market value of $39,824 at December 31, 2004. The Company invests principally in shorter-term, callable federal agency securities which, while usually generating a higher yield than non-callable securities, are at risk of being called in a declining interest rate environment. If the securities are called, the proceeds are typically invested at lower yields than those existing on the called securities. In 2005, the Company purchased $12,000 in federal agency securities, $8,310 in mortgage-backed securities and $1,000 in U.S. Treasury securities. The majority of the purchases, $14,763, occurred in the first quarter of 2005 as a result of the Company’s decision to move excess funds from the NBC transaction to higher yielding investment securities. Also in 2005, the Company received $2,093 from the pay down of SBA and mortgage-backed securities. The Company also received $5,100 on the maturity of various U.S. Treasury, agency and municipal securities held for sale.

The Company’s deposits were $1,295,879 at December 31, 2005, which represents an increase of $297,857, or 29.84%, from the $998,022 of deposits at December 31, 2004. Noninterest bearing demand deposit balances increased 31.16% to $144,216 at December 31, 2005 from $109,956 at December 31, 2004. Average interest-bearing deposits increased $212,721, or 26.51%, to $1,015,227 in 2005 from $802,506 in 2004. The increase in average deposits is due primarily to the effect of the NBC acquisition that occurred late in 2004, the Clarksville transaction during the first part of the fourth quarter-2005 and the Bank’s High Performance Checking Program. In 2004, average interest-bearing deposits increased $137,305, or 20.64%, over 2003. The increase in average deposits is due primarily to the effect of the IBC acquisition that occurred late in 2003. The NBC transaction occurred late in the fourth quarter of 2004 and had an immaterial affect on average deposits for 2004.

The Company’s continued ability to fund its loan and overall asset growth remains principally dependent upon the availability of core deposits in the Company’s existing markets of East and Middle Tennessee. According to FDIC data, as of September 30, 2005, the total deposit base of Tennessee commercial banks had a weighted average rate of 1.53%. Based on data from SNL Financial LC, during 2005, the premiums charged in Tennessee by selling financial institutions for deposit accounts ranged from 6.00% to 8.50%. If the Company takes action to increase its deposit base by either offering above-market interest rates on targeted products or by acquiring deposits from other financial institutions and thereby increases its overall cost of deposits, its net interest income could be adversely affected if it is unable to redeploy these funds at appropriate spreads. Should loan demand exceed deposit growth, the Company most likely will increase its borrowings as a funding source. For further information see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources” located below.

Interest paid on deposits in 2005 totaled $23,481, reflecting a 2.31% cost on average interest-bearing deposits of $1,015,227. In 2004, interest of $12,199 was paid at a cost of 1.52% on average deposits of $802,506. In 2003, interest of $12,631 was paid at a cost of 1.90% on average deposits of $665,201.

Liquidity and Capital Resources

Liquidity. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s primary source of liquidity is dividends paid by the Bank. Applicable Tennessee statutes and regulations impose restrictions on the amount of dividends that may be declared by the Bank. Further, any dividend payments are subject to the continuing ability of the Bank to maintain compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a “well-capitalized” institution. In addition, the Company maintains borrowing availability with the Federal Home Loan Bank of Cincinnati (“FHLB”) approximating $22,370 at December 31, 2005. The Company also maintains federal funds lines of credit totaling $116,000 at nine correspondent banks of which $116,000 was available at December 31, 2005. The Company believes it has sufficient liquidity to satisfy its current operating needs.

On August 30, 2005, the Company entered into a revolving credit agreement with SunTrust Bank pursuant to which SunTrust agreed to loan the Company up to $35,000, with this amount being reduced to $15,000 after November 30, 2005. SunTrust’s obligation to make advances to the Company under the credit agreement terminates on August 29, 2006, unless the loan is extended or earlier terminated. The fee for maintaining this credit agreement is 0.15% per annum on unused commitment.

In 2005, operating activities of the Company provided $21,140 of cash flows, reflecting net income of $14,163 after taking into account non-cash operating expenses including $6,365 in provision for loan losses and amortization and depreciation of $3,740, and non-cash operating income, including $2,115 in the net change in accrued interest payable and other liabilities, offset by $2,339 in the net change in other assets. Cash flows from operating activities were increased by the proceeds from the sale of held-for-sale loans of $39,788, offset by cash used to originate held-for-sale loans of $40,823.

Investing activities, including lending, used $214,316 of the Company’s cash flows in 2005, an increase of $176,553 from $37,763 in 2004. The Clarksville transaction provided $33,191 in net cash flows which was a factor in reducing the cash used in investing activities in 2005. Cash flows from investing activities also increased from the sale of OREO in the amount of $2,955. These cash inflows were reduced by the cash used in the net increase in loans in the amount of $229,042. This use of cash increased $157,445 from the $71,597 used in 2004, reflecting an increase in organic loan demand in 2005 compared to 2004. In order to effectively utilize the excess liquidity experienced earlier in the year, the Company increased its net holdings of available for sale securities by $13,114. Investments in premises and equipment of $4,657 were also undertaken in 2005 reflecting the Company’s continued expansion initiatives.

Net additional cash flows of $197,051 were provided by financing activities, an increase of $157,892 from $39,159 in 2004. The financing cash flow activity in 2005 and 2004 with respect to notes payable reflected a net source of funds in the amounts of $19,925 and $22,192, respectively, reflecting the Company’s continued election to rely more on FHLB advances to fund lending activity. Cash flows provided by the net change in deposits, excluding deposits totaling approximately $173,000 acquired in the Clarksville transaction during the first part of the fourth quarter-2005 was $124,921, an increase of $103,896 from $21,025 in 2004. During 2005, the Company successfully completed a public offering of the Company’s common stock providing $50,635 in funds and the Company issued an additional $3,093 of subordinated debentures described below. As in prior years, the Company’s cash flow from financing activities was decreased by the Company’s dividend payments during 2005 of $5,294.

Capital Resources. The Company’s capital position is reflected in its shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of the Company’s net worth, soundness and viability. The Company’s capital continued to exceed regulatory requirements at December 31, 2005 and its record of paying dividends to its stockholders continued uninterrupted during 2005. Management believes the capital base of the Company allows it to take advantage of business opportunities while maintaining the level of resources deemed appropriate by management of the Company to address business risks inherent in the Company’s daily operations.

On September 25, 2003, the Company issued $10,310 of subordinated debentures, as part of a privately placed pool of trust preferred securities. The securities, due in 2033, bear interest at a floating rate of 2.85% above the three-month LIBOR rate, reset quarterly, and are callable in five years without penalty. The Company used the proceeds of the offering to support its acquisition of IBC, and the capital raised from the offering qualified as Tier I capital for regulatory purposes.

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

Shareholders’ equity on December 31, 2005 was $168,021, an increase of $59,303, or 54.55%, from $108,718 on December 31, 2004. The increase in shareholders’ equity arises primarily from the Company’s successful public offering of 2,108,000 shares of common stock during 2005 for net proceeds of $50,635. Net income for 2005 of $14,163 ($1.71 per share, assuming dilution) also contributed to the increase. This increase was offset in part by dividend payments during 2005 that totaled $5,294 ($.62 per share).

On September 18, 2002 the Company announced that its Board of Directors had authorized the repurchase of up to $2,000 of the Company’s outstanding shares of common stock beginning in October 2002. The repurchase plan was renewed by the Board of Directors in September 2003. On June 4, 2004 the Company announced that its Board of Directors had approved an increase in the amount authorized to be repurchased from $2,000 to $5,000. The repurchase plan is dependent upon market conditions and there is no guarantee as to the exact number of shares to be repurchased by the Company. To date, the Company has purchased 25,700 shares at an aggregate cost of approximately $538 under this program which was renewed by the Company’s Board of Directors on November 14, 2005. The repurchase program will terminate on the earlier to occur of the Company’s repurchase of the total authorized dollar amount of the Company’s common stock or December 1, 2006.

Risk-based capital regulations adopted by the FRB and the FDIC require both bank holding companies and banks to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure “Tier 1” capital (consisting of stockholders’ equity, less goodwill) and total capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital. At December 31, 2005, the Company and the Bank each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements. Actual capital levels and minimum levels (in millions) were:

					Minimum Amounts to
					be Well Capitalized
			Minimum Required		Under Prompt
			for Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Actual	Ratio (%)	Actual	Ratio (%)	Actual	Ratio (%)
2005
Total Capital (to Risk Weighted Assets)
Consolidated	$159.2	11.5	$111.2	8.0	$139.0	10.0
Bank	157.1	11.3	111.2	8.0	139.0	10.0

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$141.8	10.2	$55.6	4.0	$83.4	6.0
Bank	139.7	10.1	55.6	4.0	83.4	6.0

Tier 1 Capital (to Average Assets)
Consolidated	$141.8	9.3	$61.2	4.0	$76.5	5.0
Bank	139.7	9.1	61.2	4.0	76.4	5.0

2004
Total Capital (to Risk Weighted Assets)
Consolidated	$108.4	10.5	$83.0	8.0	$103.7	10.0
Bank	109.5	10.6	83.0	8.0	103.7	10.0

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$95.4	9.2	$41.5	4.0	$62.2	6.0
Bank	96.5	9.3	41.5	4.0	62.2	6.0

Tier 1 Capital (to Average Assets)
Consolidated	$95.4	8.5	$45.1	4.0	$56.4	5.0
Bank	96.5	8.6	45.1	4.0	56.4	5.0

Off-Balance Sheet Arrangements

At December 31, 2005, the Company had outstanding unused lines of credit and standby letters of credit totaling $577,017 and unfunded loan commitments outstanding of $65,051. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate federal funds sold or securities available-for-sale or, on a short-term basis, to borrow from the FHLB and/or purchase federal funds from other financial institutions. At December 31, 2005, the Company had accommodations with upstream correspondent banks for unsecured federal funds lines. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about the Company’s commitments as of December 31, 2005, which by their terms have contractual maturity dates subsequent to December 31, 2005:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total

Commitments to make loans – fixed	$11,008	$—	$—	$—	$11,008
Commitments to make loans – variable	54,043	—	—	—	54,043
Unused lines of credit	350,028	90,125	23,255	83,770	547,178
Letters of credit	13,366	16,473	—	—	29,839
Total	$428,445	$106,598	$23,255	$83,770	$642,068

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

The Company’s current guidelines for risk management call for preventive measures if a gradual 200 basis point increase or decrease in short-term rates over the next 12 months would affect net interest income over the same period by more than 18.5%. The Company has been operating well within these guidelines. As of December 31, 2005 and 2004, based on the results of the independent consulting firm’s simulation model, the Company could expect net interest income to increase by approximately 10.25% and 11.32%, respectively, if short-term interest rates gradually increase by 200 basis points. Conversely, if short-term interest rates gradually decrease by 200 basis points, net interest income could be expected to decrease by approximately 12.50% and 14.26%, respectively.

The scenario described above, in which net interest income increases when interest rates increase and decreases when interest rates decline, is typically referred to as being “asset sensitive” because interest-earning assets exceed interest-bearing liabilities. At December 31, 2005, approximately 50% of the Company’s gross loans had adjustable rates. While management believes, based on its asset/liability modeling, that the Company is asset sensitive, it also believes that a rapid, significant and prolonged increase or decrease in rates could have a substantial adverse impact on the Company’s net interest margin.

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

The Company’s current guidelines for risk management call for preventive measures if an immediate 200 basis point increase or decrease in interest rates would reduce the economic value of equity by more than 23%. The Company has been operating well within these guidelines. As of December 31, 2005 and 2004, based on the results of the independent national consulting firm’s simulation model and reviewed by the separate and independent national consulting firm, the Company could expect its economic value of equity to increase by approximately 11.14% and 12.77%, respectively, if short-term interest rates immediately increased by 200 basis points. Conversely, if short-term interest rates immediately decrease by 200 basis points, economic value of equity could be expected to decrease by approximately 16.50% and 17.06%, respectively. The lower percentage changes in economic value of equity as of December 31, 2005, compared to December 31, 2004, are primarily due to a combination of extending asset durations and further reflects customer liability preferences of remaining short in a rising rate environment.

Disclosure of Contractual Obligations

In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes the Company’s significant fixed and determinable contractual obligations as of December 31, 2005:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total

Deposits without a stated maturity	$658,670	$—	$—	$—	$658,670
Certificate of deposits	455,179	124,549	52,101	5,380	637,209
Repurchase agreements	17,498	—	—	—	17,498
FHLB advances and notes payable	35,382	7,612	55,358	6,794	105,146
Subordinated debentures	—	—	—	13,403	13,403
Operating lease obligations	462	693	397	1,136	2,688
Deferred compensation	524	1,242	—	866	2,632
Purchase obligations	237	—	—	—	237
Total	$1,167,952	$134,096	$107,856	$27,579	$1,437,483

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

Effect of New Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for fiscal years beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006. If the Company had included the cost of employee stock option compensation in our consolidated financial statements, its net income for the fiscal years ended December 31, 2005, 2004 and 2003 would have decreased by approximately $193, $148, and $106, respectively.

In March 2005, the SEC released Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment. SAB No. 107 expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s view regarding the valuation of share-based payment arrangements for public companies.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. SFAS No. 154 requires retrospective application to prior periods for changes in accounting principles or error corrections, unless it is impractical to determine the period-specific effects or when a pronouncement includes specific transition provisions. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 (revised 2004) will have a material impact on its financial condition or result of operations.

In November 2005, the FASB issued Staff Position (FSP) FAS 115-1 and FAS 124-1, the Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. FSP FAS 115-1 and FAS 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect the adoption of FSP FAS 115-1 and FAS 124-1 will have a material impact on its financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth on pages 25 through 39 of Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Asset/Liability Management” is incorporated herein by reference.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2005.

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

Dixon Hughes PLLC, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2005, and has issued an attestation report on the Company’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, which is included herein on page 42.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS

GREENE COUNTY BANCSHARES, INC.

We have audited management’s assessment, included in the accompanying Greene County Bancshares, Inc. and Subsidiaries Management Report on Internal Control over Financial Reporting, that Greene County Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Greene County Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Greene County Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Also, in our opinion, Greene County Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Greene County Bancshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended, and our report dated March 10, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes PLLC

Atlanta, Georgia
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND SHAREHOLDERS

GREENE COUNTY BANCSHARES, INC.

We have audited the accompanying consolidated balance sheets of Greene County Bancshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greene County Bancshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Greene County Bancshares’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2006 expressed unqualified opinions on both management’s assessment of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting.

/s/ Dixon Hughes PLLC

Atlanta, Georgia
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Greene County Bancshares, Inc.

Greeneville, Tennessee

We have audited the accompanying consolidated statements of income, changes in shareholders’ equity, and cash flows of Greene County Bancshares, Inc. for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Greene County Bancshares, Inc. for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Chizek and Company LLC

Oak Brook, Illinois
January 16, 2004

GREENE COUNTY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(Amounts in thousands, except share and per share data)

	2005	2004
ASSETS
Cash and due from banks	$46,136	$30,727
Federal funds sold	28,387	39,921
Cash and cash equivalents	74,523	70,648
Securities available for sale	48,868	35,318
Securities held to maturity (with a market value of $3,335 and $4,506)	3,379	4,381
Loans held for sale	2,686	1,151
Loans, net of unearned interest	1,378,642	1,046,867
Allowance for loan losses	(19,739)	(15,721)
Premises and equipment, net	49,985	35,591
FHLB, Bankers Bank, and other stock, at cost	6,489	6,211
Cash surrender value of life insurance	19,764	15,471
Goodwill	31,327	18,282
Core deposit intangible	8,295	5,413
Other assets	15,770	9,791

Total assets	$1,619,989	$1,233,403

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Noninterest-bearing deposits	$144,216	$109,956
Interest-bearing deposits	1,151,663	888,066
Total deposits	1,295,879	998,022

Repurchase agreements	17,498	13,868
FHLB advances and notes payable	105,146	85,222
Subordinated debentures	13,403	10,310
Accrued interest payable and other liabilities	20,042	17,263

Total liabilities	1,451,968	1,124,685

Shareholders’ equity
Common stock: $2 par, 15,000,000 shares authorized, 9,766,336 and 7,647,740 shares outstanding	19,533	15,296
Additional paid in capital	70,700	24,160
Retained earnings	78,158	69,289
Accumulated other comprehensive loss	(370)	(27)

Total shareholders’ equity	168,021	108,718

Total liabilities and shareholders’ equity	$1,619,989	$1,233,403

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2005, 2004 and 2003

(Amounts in thousands, except share and per share data)

	2005	2004	2003
Interest income
Interest and fees on loans	$84,074	$63,580	$55,444
Taxable securities	1,920	1,040	947
Nontaxable securities	138	164	40
FHLB, Bankers Bank and other stock	282	230	192
Federal funds sold and other	777	62	114
Total interest income	87,191	65,076	56,737

Interest expense
Deposits	23,481	12,199	12,631
Federal funds purchased and repurchase agreements	414	162	112
Notes payable and subordinated debentures	4,510	3,697	3,171
Total interest expense	28,405	16,058	15,914

Net interest income	58,786	49,018	40,823

Provision for loan losses	6,365	5,836	5,775

Net interest income after provision for loan losses	52,421	43,182	35,048

Noninterest income
Service charges and fees	11,019	9,074	7,898
Mortgage banking income	664	704	1,389
Gain on sales of OREO and repossessed assets	—	400	96
Other	3,073	2,850	2,205
Total noninterest income	14,756	13,028	11,588

Noninterest expense
Salaries and employee benefits	22,185	19,189	16,664
Occupancy expense	3,570	2,948	2,337
Equipment expense	3,703	3,075	2,365
Professional services	1,241	1,645	966
Advertising	2,529	971	473
Loss on OREO and repossessed assets	109	—	—
Core deposit intangible amortization	854	624	254
Other	10,149	8,531	7,559
Total noninterest expense	44,340	36,983	30,618

Income before income taxes	22,837	19,227	16,018

Provision for income taxes	8,674	7,219	5,781

Net income	$14,163	$12,008	$10,237

Earnings per share:
Basic	$1.73	$1.57	$1.48
Diluted	$1.71	$1.55	$1.47

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2005, 2004 and 2003

(Amounts in thousands, except share and per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income (loss)	Equity

Balance, January 1, 2003	$13,641	$4,870	$55,928	$156	$74,595

Issuance of 3,275 shares under stock option plan	7	37	—	—	44
Issuance of 836,114 shares and stock options in an acquisition	1,672	19,575	—	—	21,247
Dividends paid ($.59 per share)	—	—	(4,218)	—	(4,218)
Comprehensive income:
Net income	—	—	10,237	—	10,237
Change in unrealized gains (losses), net of reclassification and taxes	—	—	—	30	30
Total comprehensive income					10,267
Balance, December 31, 2003	15,320	24,482	61,947	186	101,935

Common stock transactions:
Issuance of 13,511 shares under stock option plan	27	147	—	—	174
Repurchase of common stock, 25,700 shares	(51)	(487)	—	—	(538)
Tax benefit from exercise of nonincentive stock options		18	—	—	18
Dividends ($.61 per share)	—	—	(4,666)	—	(4,666)
Comprehensive income:
Net income	—	—	12,008	—	12,008
Change in unrealized gains (losses), net of reclassification and taxes	—	—	—	(213)	(213)
Total comprehensive income					11,795
Balance, December 31, 2004	15,296	24,160	69,289	(27)	108,718

Common stock transactions:
Issuance of 10,596 shares under stock option plan	21	121	—	—	142
Issuance of 2,108,000 shares in public offering	4,216	46,419	—	—	50,635
Dividends ($.62 per share)	—	—	(5,294)	—	(5,294)
Comprehensive income:
Net income	—	—	14,163	—	14,163
Change in unrealized gains (losses), net of reclassification and taxes	—	—	—	(343)	(343)
Total comprehensive income					13,820
Balance, December 31, 2005	$19,533	$70,700	$78,158	$(370)	$168,021

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2005, 2004 and 2003

(Amounts in thousands)

	2005	2004	2003
Cash flows from operating activities
Net income	$14,163	$12,008	$10,237
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	6,365	5,836	5,775
Depreciation and amortization	3,740	3,120	2,199
Security amortization and accretion, net	13	153	76
FHLB stock dividends	(278)	(219)	(191)
Net gain on sale of mortgage loans	(501)	(515)	(1,066)
Originations of mortgage loans held for sale	(40,823)	(46,982)	(74,313)
Proceeds from sales of mortgage loans	39,789	49,892	78,478
Increase in cash surrender value of life insurance	(635)	(521)	(469)
Net losses from sales of fixed assets	20	41	40
Net loss (gain) on OREO and repossessed assets	109	(400)	(96)
Deferred tax (benefit) expense	(767)	572	182
Net changes:
Other assets	(2,170)	1,101	(75)
Accrued interest payable and other liabilities	2,115	3,825	(1,200)
Net cash provided from operating activities	21,140	27,911	19,577
Cash flows from investing activities
Purchase of securities available for sale	(21,310)	(13,500)	(30,842)
Proceeds from maturities of securities held for sale	7,193	11,232	41,401
Proceeds from maturities of securities held to maturity	1,003	903	102
Purchase of life insurance	(3,657)	(2,500)	(2,750)
Net change in loans	(229,042)	(71,597)	(100,551)
Net cash received in acquisitions	33,191	38,003	28,390
Proceeds from sale of other real estate	2,955	3,714	5,641
Improvement to other real estate	—	(6)	(71)
Proceeds from sale of fixed assets	8	32	81
Premises and equipment expenditures	(4,657)	(4,044)	(4,268)
Net cash used in investing activities	(214,316)	(37,763)	(62,867)
Cash flows from financing activities
Net change in deposits	124,920	21,025	33,757
Net change in repurchase agreements	3,630	972	1,108
Proceeds from FHLB advances and notes payable	303,755	219,950	234,064
Proceeds from subordinated debentures	3,093	—	10,310
Repayments of FHLB advances and notes payable	(283,830)	(197,758)	(253,393)
Dividends paid	(5,294)	(4,666)	(4,218)
Proceeds from issuance of common stock	50,777	174	44
Repurchase of common stock	—	(538)	—
Net cash provided from financing activities	197,051	39,159	21,672
Net change in cash and cash equivalents	3,875	29,307	(21,618)
Cash and cash equivalents, beginning of year	70,648	41,341	62,959
Cash and cash equivalents, end of year	$74,523	$70,648	$41,341
Supplemental disclosures – cash and noncash
Interest paid	$27,937	$16,681	$15,822
Income taxes paid	7,694	5,524	4,375
Loans converted to other real estate	6,403	5,102	6,529
Unrealized (loss) gain on available for sale securities, net of tax	(343)	(213)	186
Fair value of assets acquired	141,300	32,641	188,779
Fair value of liabilities acquired	173,600	70,104	158,476

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

December 31, 2005, 2004 and 2003

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

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

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

Interest income includes amortization of purchase premium or discount and is recognized based upon the straight-line method. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is other than temporary.

Investments in Equity Securities Carried at Cost:  Investment in Federal Home Loan Bank (“FHLB”) stock, which is carried at cost because it can only be redeemed at par, is a required investment based on the Bank’s amount of borrowing. The Bank also carries certain other equity investments at cost, which approximates fair value.

Loans:  Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and allowance for loan losses.

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

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at the lower of cost or market when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

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

Mortgage Banking Activities: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. The Company controls its interest rate risk with respect to mortgage loans held for sale and loan commitments expected to close by usually entering into agreements to sell loans. The Company records loan commitments related to the origination of mortgage loans held for sale as derivative instruments. The Company’s commitments are for fixed rated mortgage loans, generally last 60 to 90 days and are at market rates when initiated. The Company had $16,138 in outstanding loan commitment derivatives at December 31, 2005. Sales contract derivatives are entered into for amounts and terms offsetting the interest rate risk of loan commitment derivatives, and both are carried at their fair value with changes included in earnings. Substantially all of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts. The aggregate market value of mortgage loans held for sale considers the sales prices of such agreements. The Company also provides currently for any losses on uncovered commitments to lend or sell. The Company sells mortgage loans servicing released.

Bank Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at its cash surrender value or the amount that can be realized.

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

Other intangible assets consist of core deposit intangibles arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on a straight line method over their estimated useful lives, which range from seven to 15 years and are determined by an independent consulting firm. Other intangible assets will be assessed at least annually for impairment and any such impairment will be recognized in the period identified.

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

The fair value of each option grant is estimated on the date of grant with the following weighted-average assumptions used for grants in 2005, 2004 and 2003: dividend yield of 2.3%, 2.5% and 3.0%, risk-free interest rate of 4.20%, 4.11% and 4.10%, expected lives of eight years, and estimated volatility of 23.30%, 24.24% and 19.53%.

The following table illustrates the effect on net income and earnings per share if the fair value based method, using an option pricing model, had been applied to all outstanding and unvested awards in each period:

	Year ended December 31,
	2005	2004	2003

Net income, as reported	$14,163	$12,008	$10,237

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	24	23

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(207)	(172)	(129)

Pro forma net income	$13,956	$11,860	$10,131

Earnings per share:
Basic - as reported	$1.73	$1.57	$1.48
Basic - pro forma	$1.71	$1.54	$1.46
Diluted - as reported	$1.71	$1.55	$1.47
Diluted - pro forma	$1.69	$1.53	$1.44

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

Loan Commitments and Related Financial Instruments: Financial instruments include credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments such as standby letters of credit are considered financial guarantees in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45. The fair value of these financial guarantees is not material.

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

New Accounting Pronouncements: In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for fiscal years beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006. If the Company had included the cost of employee stock option compensation in our consolidated financial statements, its net income for the fiscal years ended December 31, 2005, 2004 and 2003 would have decreased by approximately $193, $148, and $106, respectively.

In March 2005, the SEC released Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, SAB No. 107 expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s view regarding the valuation of share-based payment arrangements for public companies.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. SFAS No. 154 requires retrospective application to prior periods for changes in accounting principles or error corrections, unless it is impractical to determine the period-specific effects or when a pronouncement includes specific transition provisions. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 (revised 2004) will have a material impact on its financial condition or result of operations.

In November 2005, the FASB issued Staff Position (FSP) FAS 115-1 and FAS 124-1, the Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. FSP FAS 115-1 and FAS 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect the adoption of FSP FAS 115-1 and FAS 124-1 will have a material impact on its financial condition or results of operations.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $14,341 and $8,376 was required to meet regulatory reserve and clearing requirements at year-end 2005 and 2004. These balances do not earn interest.

Segments: Internal financial reporting is primarily reported and aggregated in five lines of business: banking, mortgage banking, consumer finance, subprime automobile lending, and title insurance. Banking accounts for 92.6% of revenues for 2005.

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

Reclassifications: Certain items in prior year financial statements have been reclassified to conform to the 2005 presentation. These reclassifications had no effect on net income or shareholders’ equity as previously reported.

NOTE 2 - SECURITIES

Securities are summarized as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost
Available for Sale

2005
U. S. Treasury and government agency	$31,279	$10	$(344)	$31,613
Obligations of states and political subdivisions	1,700	—	(11)	1,711
Mortgage-backed	9,476	22	(187)	9,641
Trust preferred securities	6,413	20	(107)	6,500

	$48,868	$52	$(649)	$49,465

2004
U. S. Treasury and government agency	$21,594	$5	$(109)	$21,698
Obligations of states and political subdivisions	1,821	10	(1)	1,812
Mortgage-backed	5,395	57	(13)	5,351
Trust preferred securities	6,508	37	(29)	6,500

	$35,318	$109	$(152)	$35,361

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
Held to Maturity
2005
U. S. Treasury and government agency	$—	$—	$—	$—
Obligations of states and political subdivisions	2,630	25	(5)	2,650
Other securities	749	—	(64)	685

	$3,379	$25	$(69)	$3,335

2004
U. S. Treasury and government agency	$250	$1	$—	$251
Obligations of states and political subdivisions	3,382	97	—	3,479
Other securities	749	27	—	776

	$4,381	$125	$—	$4,506

Contractual maturities of securities at year-end 2005 are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale	Held to Maturity
	Fair	Carrying	Fair
	Value	Amount	Value

Due in one year or less	$16,905	$50	$51
Due after one year through five years	12,459	2,154	2,119
Due after five years through ten years	2,722	1,175	1,165
Due after ten years	7,306	—	—
Mortgage-backed securities	9,476	—	—

Total maturities	$48,868	$3,379	$3,335

There were no security sales during 2005, 2004 and 2003.

Securities with a carrying value of $24,025 and $20,477 at year-end 2005 and 2004 were pledged for public deposits and securities sold under agreements to repurchase.

Securities with unrealized losses at year-end 2005 and 2004 not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
2005
U. S. Treasury and government agency	$16,968	$(139)	$13,598	$(200)	$30,566	$(339)
Obligations of states and political subdivisions	—	—	2,060	(21)	2,060	(21)
Trust preferred securities	—	—	4,500	(107)	4,500	(107)
Other Securities	—	—	749	(64)	749	(64)
Mortgage-backed securities	—	—	8,699	(187)	8,699	(187)
Total temporarily impaired	$16,968	$(139)	$29,606	$(579)	$46,574	$(718)

2004
U. S. Treasury and government agency	$16,616	$(104)	$745	$(5)	$17,361	$(109)
Obligations of states and political subdivisions	994	(1)	—	—	994	(1)
Trust preferred securities	4,472	(29)	—	—	4,472	(29)
Mortgage-backed securities	2,115	(8)	207	(5)	2,322	(13)
Total temporarily impaired	$24,197	$(142)	$952	$(10)	$25,149	$(152)

Unrealized losses on securities have not been recognized into income because management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline.

NOTE 3 - LOANS

Loans at year-end were as follows:

	2005	2004

Commercial	$245,285	$165,975
Commercial real estate	729,254	484,088
Residential real estate	319,797	319,713
Consumer	90,682	82,532
Other	3,476	4,989
Unearned interest	(9,852)	(10,430)
Loans, net of unearned interest	$1,378,642	$1,046,867

Allowance for loan losses	$(19,739)	$(15,721)

Activity in the allowance for loan losses is as follows:

	2005	2004	2003

Beginning balance	$15,721	$14,564	$12,586
Reserve acquired in acquisition	1,467	363	1,340
Provision for loan losses	6,365	5,836	5,775
Loans charged off	(5,583)	(6,980)	(6,797)
Recoveries of loans charged off	1,769	1,938	1,660

Balance, end of year	$19,739	$15,721	$14,564

Impaired loans were as follows:

	2005	2004	2003

Loans with allowance allocated	$14,679	$12,210	$10,632
Amount of allowance allocated	2,202	1,832	1,595
Average balance during the year	11,964	11,971	10,028
Interest income not recognized during impairment	368	244	166

Interest income actually recognized on these loans during 2005, 2004 and 2003 was not significant.

Nonperforming loans were as follows:

	2005	2004

Loans past due 90 days still on accrual	$809	$664
Nonaccrual loans	5,915	6,242

Total	$6,724	$6,906

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

The aggregate amount of loans to executive officers and directors of the Company and their related interests was approximately $13,011 and $9,813 at year-end 2005 and 2004, respectively. During 2005 and 2004, new loans aggregating approximately $19,689 and $19,384, respectively, and amounts collected of approximately $16,491 and $16,677, respectively, were transacted with such parties.

NOTE 4 - PREMISES AND EQUIPMENT

Year-end premises and equipment follows:

	2005	2004

Land	$10,226	$6,480
Premises	34,748	24,232
Leasehold improvements	2,518	1,749
Furniture, fixtures and equipment	16,911	15,245
Automobiles	127	134
Construction in progress	449	128
	64,979	47,968
Accumulated depreciation	(14,994)	(12,377)

	$49,985	$35,591

Rent expense for operating leases was $587 for 2005, $537 for 2004, and $477 for 2003. Rent commitments under noncancelable operating leases were as follows, before considering renewal options that generally are present:

2006	$462
2007	384
2008	309
2009	248
2010	149
Thereafter	1,136

Total	$2,688

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in the amount of goodwill is as follows:

	2005	2004
Beginning of year	$18,282	$15,885
Goodwill from acquisitions during year	13,045	2,397
End of year	$31,327	$18,282

Goodwill was no longer amortized starting in 2002; however, it is periodically evaluated for impairment and no impairment was recognized in 2005, 2004, or 2003.

Core deposit intangibles

Core deposit intangibles had a gross carrying amount of $11,056 and $7,320 for years ended 2005 and 2004 and accumulated amortization of $2,761 and $1,907 for the same periods, respectively. Aggregate amortization expense was $854 for year ended 2005, $624 for year-ended 2004 and $254 for year ended 2003. Core deposit intangibles of $3,736 and $953 were recorded during 2005 and 2004, respectively, from acquisition transactions.

Estimated amortization expense for each of the next five years is as follows:

2006	$1,082
2007	1,082
2008	1,082
2009	1,082
2010	1,077
Total	$5,405

NOTE 6 – DEPOSITS

Deposits at year-end were as follows:

	2005	2004
Noninterest-bearing demand deposits	$144,216	$109,956
Interest-bearing demand deposits	438,321	306,239
Savings deposits	76,133	66,284
Time deposits	637,209	515,543
Total deposits	$1,295,879	$998,022

Time deposits of $100 thousand or more were $211,704 and $146,255 at year-end 2005 and 2004.

Scheduled maturities of all time deposits for the next five years and thereafter were as follows:

2006	$455,293
2007	93,309
2008	31,240
2009	43,945
2010	8,157
Thereafter	5,265

The aggregate amount of deposits of executive officers and directors of the Company and their related interests was approximately $3,879 and $5,170 at year-end 2005 and 2004.

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

Information concerning securities sold under agreements to repurchase at year-end 2005, 2004 and 2003 is as follows:

	2005	2004	2003

Average balance during the year	$15,687	$14,460	$11,232
Average interest rate during the year	2.64%	0.97%	0.66%
Maximum month-end balance during the year	$19,931	$19,305	$14,381
Weighted average interest rate at year-end	3.37%	1.74%	0.62%

FHLB advances and notes payable consist of the following at year-end:

	2005	2004
Short-term borrowings
Fixed rate FHLB advance, 4.12%,
Maturing January 2006	$35,000	$—

Fixed rate FHLB advance, 2.32%
Matured January 2005	—	20,000
Total short-term borrowings	35,000	20,000

Long-term borrowings
Fixed rate FHLB advances, from 2.85% to 6.35%,
Various maturities through July 2022	18,846	13,922

Variable rate FHLB advances, from 4.56% to 5.76%,
Maturities from November 2008 to January 2010	49,500	49,500

Fixed rate notes payable, interest due quarterly at 3.80%, principal due October 2006.	1,800	1,800
Total long-term borrowings	70,146	65,222

Total borrowings	$105,146	$85,222

Each advance is payable at its maturity date; however, prepayment penalties are required if paid before maturity. The variable rate advances are convertible to a 3-month LIBOR rate at the discretion of the FHLB. The advances are collateralized by a required blanket pledge of qualifying mortgage, commercial, agricultural, and home equity lines of credit loans totaling $426,153 and $378,563 at year-end 2005 and 2004.

Scheduled maturities of long-term FHLB advances and notes payable over the next five years and thereafter are as follows:

Total

2006	$383
2007	2,201
2008	5,411
2009	29,919
2010	25,439
Thereafter	6,793
$70,146

At year-end 2005, the Company had approximately $116,000 of federal funds lines of credit available from correspondent institutions, $22,370 in unused lines of credit with the FHLB, and $118,300 of letters of credit with the FHLB.

In September 2003, the Company formed Greene County Capital Trust I (“GC Trust I”). GC Trust I issued $10,000 of variable rate trust preferred securities as part of a pooled offering of such securities. The Company issued $10,310 subordinated debentures to the GC Trust I in exchange for the proceeds of the offering, which debentures represent the sole asset of GC Trust I. The debentures pay interest quarterly at the three-month LIBOR plus 2.85% adjusted quarterly (7.00% and 4.92% at year-end 2005 and 2004, respectively). The Company may redeem the subordinated debentures, in whole or in part, beginning October 2008 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2033.

In June 2005, the Company formed Greene County Capital Trust II (“GC Trust II”). GC Trust II issued $3,000 of variable rate trust preferred securities as part of a pooled offering of such securities. The Company issued $3,093 subordinated debentures to the GC Trust II in exchange for the proceeds of the offering, which debentures represent the sole asset of GC Trust II. The debentures pay interest quarterly at the three-month LIBOR plus 1.68% adjusted quarterly (5.55% at year-end 2005). The Company may redeem the subordinated debentures, in whole or in part, beginning September 2010 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2035.

In accordance with FASB Interpretation No. 46R, GC Trust I and GC Trust II are not consolidated with the Company. Accordingly, the Company does not report the securities issued by GC Trust I and GC Trust II as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by each Trust. However, the Company has fully and unconditionally guaranteed the repayment of the variable rate trust preferred securities. These trust preferred securities currently qualify as Tier 1 capital for regulatory capital requirements of the Company.

NOTE 8 - BENEFIT PLANS

The Company has a profit sharing plan which allows employees to contribute from 1% to 20% of their compensation. The Company contributes an additional amount at a discretionary rate established annually by the Board of Directors. Company contributions to the Plan were $856, $713 and $593 for 2005, 2004 and 2003 respectively.

Directors have deferred some of their fees for future payment, including interest. The amount accrued for deferred compensation was $2,306 and $2,068 at year-end 2005 and 2004. Amounts expensed under the Plan were $298, $294 and $269 during 2005, 2004, and 2003. The Bank paid interest on balances in the Plan during 2005, 2004, and 2003, as follows: Interest is credited on the account balances of the participating directors monthly at an annual rate of 10% compounded monthly until separation from service, and, thereafter, at an annual rate of 7.5% compounded monthly. Also certain officers of the Company are participants under a Supplemental Executive Retirement Plan. The amount accrued for future payments under this Plan was $326 and $150 at year-end 2005 and 2004. Amounts expensed under the Plan were $176, $119 and $27 during 2005, 2004 and 2003, respectively. Related to these plans, the Company purchased single premium life insurance contracts on the lives of the related participants. The cash surrender value of these contracts is recorded as an asset of the Company.

NOTE 9 - INCOME TAXES

Income tax expense is summarized as follows:

	2005	2004	2003

Current – federal	$7,860	$5,656	$5,008
Current – state	1,581	991	591
Deferred - federal	(640)	477	152
Deferred - state	(127)	95	30

	$8,674	$7,219	$5,781

Deferred income taxes reflect the effect of “temporary differences” between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws. The tax effects of the primary temporary differences giving rise to the Company’s net deferred tax assets and liabilities are as follows:

	2005		2004
	Assets	Liabilities	Assets	Liabilities

Allowance for loan losses	$7,572	$—	$5,977	$—
Deferred compensation	1,289	—	1,116	—
Purchase accounting adjustments	—	(788)	—	(608)
Depreciation	—	(2,065)	—	(2,215)
FHLB dividends	—	(933)	—	(824)
Core deposit intangible	—	(2,772)	—	(1,887)
Unrealized (gain) loss on securities	227	—	17	—
Other	1	—	115	—

Total deferred income taxes	$9,089	$(6,558)	$7,225	$(5,534)

No valuation allowances were required relating to deferred tax assets at December 31, 2005 and 2004.

A reconciliation of expected income tax expense at the statutory federal income tax rate of 35% with the actual effective income tax rates is as follows:

	2005	2004	2003

Statutory federal tax rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	4.1	3.7	2.1
Tax exempt income	(1.1)	(1.2)	(0.2)
Other	—	—	(0.8)

	38.0%	37.5%	36.1%

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

Financial instruments with off-balance-sheet risk were as follows at year-end:

	2005	2004

Commitments to make loans – fixed	$11,008	$50,569
Commitments to make loans – variable	54,043	45,849
Unused lines of credit	547,178	206,714
Letters of credit	29,839	27,644

The fixed rate loan commitments have interest rates ranging from 6.49% to 10.25% and maturities ranging from six-months to thirty years. Letters of credit are considered financial guarantees under FASB Interpretation No. 45. These instruments are carried at fair value, which was immaterial at year-end 2005 and 2004.

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

NOTE 11 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

Based on the most recent notifications from its regulators, the Bank is well capitalized under the regulatory framework for prompt corrective action. Management believes that as of December 31, 2005, the Company and the Bank met all capital adequacy requirements to which they are subject and was not aware of any conditions or events that would affect the Bank’s well capitalized status. Actual capital levels and minimum required levels (in millions) were as follows:

					Minimum Amounts to
					be Well Capitalized
			Minimum Required		Under Prompt
			for Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Actual	Ratio (%)	Actual	Ratio (%)	Actual	Ratio (%)
2005
Total Capital (to Risk Weighted Assets)
Consolidated	$159.2	11.5	$111.2	8.0	$139.0	10.0
Bank	157.1	11.3	111.2	8.0	139.0	10.0

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$141.8	10.2	$55.6	4.0	$83.4	6.0
Bank	139.7	10.1	55.6	4.0	83.4	6.0

Tier 1 Capital (to Average Assets)
Consolidated	$141.8	9.3	$61.2	4.0	$76.5	5.0
Bank	139.7	9.1	61.2	4.0	76.4	5.0

2004
Total Capital (to Risk Weighted Assets)
Consolidated	$108.4	10.5	$83.0	8.0	$103.7	10.0
Bank	109.5	10.6	83.0	8.0	103.7	10.0

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$95.4	9.2	$41.5	4.0	$62.2	6.0
Bank	96.5	9.3	41.5	4.0	62.2	6.0

Tier 1 Capital (to Average Assets)
Consolidated	$95.4	8.5	$45.1	4.0	$56.4	5.0
Bank	96.5	8.6	45.1	4.0	56.4	5.0

The Company’s primary source of funds to pay dividends to shareholders is the dividends it receives from the Bank. Applicable state laws and the regulations of the Federal Reserve Bank and the Federal Deposit Insurance Corporation regulate the payment of dividends. Under the state regulations, the amount of dividends that may be paid by the Bank to the Company is limited in any one year to an amount equal to the net income in the calendar year of declaration plus retained net income for the preceding two years.; however, future dividends will be dependent on the level of earnings, capital and liquidity requirements and considerations of the Bank and Company.

NOTE 12 - STOCK OPTIONS

The Company maintains a 2004 Long-Term Incentive Plan, whereby a maximum of 500,000 shares of common stock may be issued to directors and employees of the Company and the Bank. The Plan provides for the issuance of awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, deferred share units and performance awards. Stock options granted under the Plan are typically granted at exercise prices equal to the fair market value of the Company’s common stock on the date of grant and typically have terms of ten years and vest at an annual rate of 20%. At year-end 2005, 428,772 shares remained available for future grant.

The Company had a stock option plan that was part of a key executive’s employment agreement, pursuant to which the Company granted to the key executive options to purchase 9,000 shares per year at one and one-half times year end book value. The options vested immediately on the grant date. This employment agreement was amended during 2005 to provide that future option grants to the key executive would be made at no less than fair market value on the date of grant in order to comply with Section 409A of the Internal Revenue Code of 1986, as amended. Compensation expense associated with these options was $40 for 2004 and $38 for 2003. No expense for stock options to other key executives has been recorded, as the grant price equaled the market price of the stock at grant date. This plan was superceded by the new 2004 Long-Term Incentive Plan.

A summary of the Company’s option activity and related information for the years ended 2005, 2004, and 2003 is presented below:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	336,278	$20.28	299,273	$19.63	232,347	$20.47
Granted	71,228	26.89	71,130	22.91	75,978	17.02
Exercised	(10,596)	13.47	(13,511)	12.90	(3,275)	13.36
Forfeited	—	—	(20,614)	24.75	(5,777)	22.74

Outstanding at end of year	396,910	$21.65	336,278	$20.28	299,273	$19.63

Options exercisable at year-end	255,525	$20.47	223,437	$19.59	210,423	$19.01

Fair value of each option granted during the year		$7.12		$6.30		$4.80

Options outstanding at year-end 2005 were as follows:

	Outstanding			Exercisable
		Average			Average
		Weighted	Average		Weighted	Average
		Remaining	Weighted		Remaining	Weighted
	Number	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Outstanding	Life	Price

$10.13 - $15.00	68,532	3.8	$12.47	68,532	3.9	$12.47

$15.01 - $20.00	117,035	6.1	$17.87	84,806	5.8	$17.69

$20.01 - $25.00	79,930	6.7	$23.25	33,002	4.8	$23.12

$25.01- $30.00	98,478	7.7	$27.75	36,250	5.2	$29.23

$30.01 - $32.00	32,935	5.0	$32.00	32,935	5.0	$32.00

Total	396,910			255,525

NOTE 13 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations are presented below.

	2005	2004	2003
Basic Earnings Per Share

Net income	$14,163	$12,008	$10,237

Weighted average common shares outstanding	8,184,499	7,652,099	6,916,351

Basic Earnings Per Share	$1.73	$1.57	$1.48

Diluted Earnings Per Share

Net income	$14,163	$12,008	$10,237

Weighted average common shares outstanding	8,184,499	7,652,099	6,916,351

Add: Dilutive effects of assumed conversions and exercises of stock options	91,634	82,236	69,596

Weighted average common and dilutive potential common shares outstanding	8,276,133	7,734,335	6,985,947

Diluted Earnings Per Share	$1.71	$1.55	$1.47

Stock options of 118,321, 62,463 and 69,602 were excluded from the 2005, 2004 and 2003 diluted earnings per share because their impact was antidilutive.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value and estimated fair value of the Company’s financial instruments are as follows at year-end 2005 and 2004.

	2005		2004
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$74,523	$74,523	$70,648	$70,648
Securities available for sale	48,868	48,868	35,318	35,318
Securities held to maturity	3,379	3,335	4,381	4,506
Loans held for sale	2,686	2,726	1,151	1,165
Loans, net of unearned interest	1,378,642	1,374,464	1,046,867	1,048,427
Allowance for loan losses	(19,739)	(19,739)	(15,721)	(15,721)
FHLB, Bankers Bank and other stock	6,489	6,489	6,211	6,211
Cash surrender value of life insurance	19,764	19,764	15,471	15,471
Accrued interest receivable	6,913	6,913	4,413	4,413

Financial liabilities:
Deposit accounts	$1,295,879	$1,303,842	$998,022	$1,004,482
Repurchase agreements	17,498	17,498	13,868	13,868
FHLB advances and notes payable	105,416	104,817	85,222	86,924
Subordinated debentures	13,403	12,949	10,310	11,087
Accrued interest payable	2,535	2,535	2,068	2,068

The following methods and assumptions were used to estimate the fair values for financial instruments. The carrying amount is considered to estimate fair value for cash and short-term instruments, demand deposits, liabilities for repurchase agreements, variable rate loans or deposits that reprice frequently and fully, and accrued interest receivable and payable. Securities available for sale fair values are based on quoted market prices or, if no quotes are available, on the rate and term of the security and on information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, the fair value is estimated by discounted cash flow analysis using current market rates for the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. Fair value of mortgage loans held for sale is based on current market price for such loans. Liabilities for FHLB advances and notes payable are estimated using rates of debt with similar terms and remaining maturities. The fair value of off-balance sheet items is based on the current fees or costs that would be charged to enter into or terminate such arrangements which is not material. The fair value of commitments to sell loans is based on the difference between the interest rates committed to sell at and the quoted secondary market price for similar loans, which is not material.

NOTE 15 - PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEETS

Years ended December 31, 2005 and 2004

	2005	2004
ASSETS
Cash and due from financial institutions	$4,072	$646
Investment in subsidiary	178,509	119,589
Cash surrender value of life insurance contracts	273	264
Other	1,275	1,237

Total assets	$184,129	$121,736

LIABILITIES
Subordinated debentures	$13,403	$10,310
Other liabilities	2,705	2,708

Total liabilities	16,108	13,018

Shareholders’ equity	168,021	108,718

Total liabilities and shareholders’ equity	$184,129	$121,736

STATEMENTS OF INCOME

Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003

Dividends from subsidiaries	$3,511	$5,423	$4,218
Other income	208	183	165
Interest expense	(781)	(536)	(182)
Other expense	(829)	(965)	(723)
Income before income taxes	2,109	4,105	3,478
Income tax benefit	(592)	(548)	(369)
Equity in undistributed net income of subsidiaries	11,462	7,355	6,390

Net income	$14,163	$12,008	$10,237

STATEMENTS OF CASH FLOWS

Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Operating activities
Net income	$14,163	$12,008	$10,237
Adjustments to reconcile net income to net cash provided from operating activities:
Undistributed net income of subsidiaries	(11,462)	(7,355)	(6,390)
Depreciation and amortization	110	110	110
Change in assets	(149)	(82)	(546)
Change in liabilities	(3)	214	107
Net cash provided from operating activities	2,659	4,895	3,518

Investing activities
Capital investment in bank subsidiary	(47,800)	—	(944)
Cash paid in acquisition	—	—	(9,056)
Increase in cash surrender value of life insurance	(9)	(7)	(12)
Net cash used in investing activities	(47,809)	(7)	(10,012)

Financing activities
Dividends paid	(5,294)	(4,666)	(4,218)
Proceeds from issuance of public offering	50,635	—	—
Proceeds from exercise of common stock options	142	174	44
Proceeds from subordinated debentures	3,093	—	10,310
Purchase of Treasury Stock	—	(538)	—
Net cash provided from (used in) financing activities	48,576	(5,030)	6,136

Net change in cash and cash equivalents	3,426	(142)	(358)

Cash and cash equivalents, beginning of year	646	788	1,146

Cash and cash equivalents, end of year	$4,072	$646	$788

NOTE 16 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components were as follows.

	2005	2004	2003
Unrealized holding gains and (losses) on securities available for sale, net of tax of ($213), ($131) and $19, respectively	$(343)	$(213)	$30

Other comprehensive income (loss)	$(343)	$(213)	$30

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

		Other	Holding		Total
2005	Banking	Segments	Company	Eliminations	Segments

Net interest income	$53,805	$5,762	$(781)	$—	$58,786
Provision for loan losses	5,055	1,310	—	—	6,365
Noninterest income	13,332	2,035	209	(820)	14,756
Noninterest expense	39,980	4,351	829	(820)	44,340
Income tax expense	8,428	838	(592)	—	8,674
Segment profit	$13,674	$1,298	$(809)	$—	$14,163

Segment assets	$1,583,655	$31,083	$5,251	$—	$1,619,989

		Other	Holding		Total
	Banking	Segments	Company	Eliminations	Segments

2004

Net interest income	$43,361	$6,193	$(536)	$—	$49,018
Provision for loan losses	4,578	1,258	—	—	5,836
Noninterest income	12,243	1,661	183	(1,059)	13,028
Noninterest expense	32,557	4,520	965	(1,059)	36,983
Income tax expense	6,984	783	(548)	—	7,219
Segment profit	$11,485	$1,293	$(770)	$—	$12,008

Segment assets	$1,200,097	$31,186	$2,120	$—	$1,233,403

2003

Net interest income	$34,506	$6,499	$(182)	$—	$40,823
Provision for loan losses	3,957	1,818	—	—	5,775
Noninterest income	10,453	2,086	165	(1,116)	11,588
Noninterest expense	26,202	4,808	724	(1,116)	30,618
Income tax expense	5,353	797	(369)	—	5,781
Segment profit	$9,447	$1,162	$(372)	$—	$10,237

Segment assets	$1,073,503	$32,541	$2,478	$—	$1,108,522

Asset Quality Ratios

As of and for the period ended December 31, 2005	Bank	Other	Total

Nonperforming loans as a percentage of total loans, net of unearned income	0.45%	1.68%	0.49%
Nonperforming assets as a percentage of total assets	0.59%	2.37%	0.65%
Allowance for loan losses as a percentage of total loans, net of unearned income	1.26%	7.89%	1.43%
Allowance for loan losses as a percentage of nonperforming assets	180.06%	282.74%	188.58%
Net charge-offs to average total loans, net of unearned income	0.21%	4.22%	0.32%

As of and for the period ended December 31, 2004	Bank	Other	Total

Nonperforming loans as a percentage of total loans, net of unearned income	0.60%	2.22%	0.66%
Nonperforming assets as a percentage of total assets	0.61%	2.90%	0.69%
Allowance for loan losses as a percentage of total loans, net of unearned income	1.27%	7.77%	1.50%
Allowance for loan losses as a percentage of nonperforming assets	176.54%	255.69%	185.56%
Net charge-offs to average total loans, net of unearned income	0.35%	5.04%	0.51%

NOTE 18 - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data:

	For the three months ended
Summary of Operations	3/31/2005	6/30/2005	9/30/2005	12/31/2005

Interest income	$18,735	$20,703	$22,115	$25,638
Net interest income	13,327	14,072	14,548	16,839
Provision for loan losses	1,622	1,060	1,704	1,979
Income before income taxes	4,606	6,053	5,949	6,229
Net income	2,935	3,714	3,676	3,838

Basic earnings per share	0.38	0.49	0.48	0.40
Diluted earning per share	0.38	0.48	0.47	0.39
Dividends per common share	0.12	0.12	0.12	0.26
Average common shares outstanding	7,649,070	7,650,884	7,710,871	9,709,731
Average common shares outstanding – diluted	7,744,181	7,745,985	7,805,458	9,799,609

	For the three months ended
Summary of Operations	3/31/2004	6/30/2004	9/30/2004	12/31/2004

Interest income	$15,930	$15,869	$16,142	$17,135
Net interest income	11,880	11,983	12,412	12,743
Provision for loan losses	1,523	1,162	1,062	2,089
Income before income taxes	4,500	5,317	5,159	4,251
Net income	2,852	3,275	3,213	2,668

Basic earnings per share	0.37	0.43	0.42	0.35
Diluted earning per share	0.37	0.42	0.42	0.34
Dividends per common share	0.12	0.12	0.12	0.25
Average common shares outstanding	7,660,578	7,656,832	7,644,544	7,656,509
Average common shares outstanding – diluted	7,731,176	7,713,966	7,710,335	7,735,834

NOTE 19 – BUSINESS COMBINATION

On October 7, 2005, the Company completed the acquisition of five branches in Montgomery County, Tennessee (“Clarksville transaction”). The primary reason for the acquisition was related to the Company’s desire to expand its market share in the Middle Tennessee area. The Company paid a deposit premium for the branches, which resulted in the Company recording intangible assets of $16,781, all of which are deductible for tax purposes. The identifiable intangible asset associated with the fair value of the core deposit base, as determined by an independent consulting firm, was determined to be $3,736 and is being amortized as an expense on a straight-line method over an eight and one-half-year period. The remaining intangible asset of $13,045 has been classified as goodwill, and, thus, will not be systematically amortized, but rather will be subject to an annual impairment test in accordance with SFAS No. 142, as described in Note 1 above. The amortization of the identifiable intangible asset is included in the accompanying Consolidated Statements of Income beginning on the acquisition date of October 7, 2005.

The following table summarizes the fair value of assets acquired and liabilities assumed at the date of acquisition.

Cash	$33,191
Loans, net of unearned interest	111,788
Allowance for loan losses	(1,467)
Premises and equipment	12,653
Goodwill	13,045
Core deposit intangible	3,736
Other assets	654
Total assets acquired	$173,600

Deposits	$172,937
Other liabilities	663
Total liabilities assumed	$173,600

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2005. The pro forma information includes adjustments for interest income on loans, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits assumed, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

2005
Net interest income	$62,719

Net income	$15,541

Basic earnings per share	$1.90

Diluted earnings per share	$1.88

On December 10, 2004, the Company completed the acquisition of three branches from National Bank of Commerce (“NBC”) located in Lawrence County, Tennessee. The primary reason for the acquisition related to the Company’s desire to expand its market share in the Middle Tennessee area. The Company paid a deposit premium of 4.5% for the branches, which resulted in the Company recording intangible assets of $3,349, all of which are deductible for tax purposes. The identifiable intangible asset associated with the fair value of the core deposit base, as determined by an independent consulting firm, was determined to be $952 and is being amortized as an expense on a straight-line method over a seven-year period. The remaining intangible asset of $2,397 has been classified as goodwill, and, thus, will not be systematically amortized, but rather will be subject to an annual impairment test in accordance with SFAS No. 142, as described in Note 1 above. The amortization of the identifiable intangible asset is included in the accompanying Consolidated Statements of Income beginning on the acquisition date of December 10, 2004. Historical financial information related to the three branches while owned by NBC is not available, and thus pro forma results of operations have not been presented.

The following table summarizes the fair value of assets acquired and liabilities assumed at the date of acquisition.

Cash	$38,003
Loans, net of unearned interest	28,734
Allowance for loan losses	(363)
Premises and equipment	230
Goodwill	2,397
Core deposit intangible	953
Other assets	150
Total assets acquired	$70,104

Deposits	$69,882
Other liabilities	222
Total liabilities assumed	$70,104

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

The following table summarizes the fair value of assets acquired and liabilities assumed at the date of acquisition.

Cash and due from banks	$7,951
Federal funds sold	29,495
Securities	16,354
FHLB stock	446
Loans, net of unearned interest	110,172
Allowance for loan losses	(1,340)
Premises and equipment	5,316
Goodwill	13,832
Core deposit intangible	4,596
Other assets	1,957
Total assets acquired	188,779
Deposits	(154,004)
Other liabilities	(4,472)
Total liabilities assumed	(158,476)
Net assets acquired	$30,303

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2003. The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits assumed, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

2003
Net interest income	$46,388

Net income	$10,255

Basic earnings per share	$1.34
Diluted earnings per share	$1.33

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.               CONTROLS AND PROCEDURES.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

The report of the Company’s management on the effectiveness of the Company’s internal control over financial reporting is set forth on page 41 of this Annual Report on Form 10-K. The attestation of the Company’s registered public accounting firm related to the report is set forth on page 42 of this Annual Report on Form 10-K.

ITEM 9B.               OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

For information concerning the Board of Directors of the Company, the information contained under the section captioned “Proposal 1 – Election of Directors” in the Company’s definitive Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders (the “ Proxy Statement”) is incorporated herein by reference.

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

Information regarding the Company’s “audit committee financial expert” and its audit committee is incorporated herein by reference to the section captioned “Proposal 1 – Election of Directors - Meetings and Committees of the Board of Directors” in the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

The information contained under the section captioned “Proposal 1 – Election of Directors - Executive Compensation and Other Benefits” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

(d)           Equity Compensation Plan Information

The following table sets forth certain information with respect to securities to be issued under the Company’s equity compensation plans as of December 31, 2005.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	324,910	$23.33	428,772
Equity compensation plans not approved by security holders	72,000	$14.03		*

Total	396,910	$21.65	428,772

*R. Stan Puckett, was the sole participant under this plan, which was a part of Mr. Puckett’s employment agreement. This employment agreement was amended during 2005 to provide that future option grants to the key executive would be made at no less than fair market value on the date of grant in order to comply with Section 409A of the Internal Revenue Code of 1986, as amended.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated herein by reference to the sections captioned “Proposal 1 – Election of Directors” and “Certain Transactions” in the Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The responses to this Item are incorporated herein by reference to the section captioned “Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)

The following consolidated financial statements of the Company included in the Company’s 2005 Annual Report to the Shareholders (the “Annual Report”) are incorporated herein by reference from Item 8 of this Form 10-K. The remaining information appearing in the Annual Report is not deemed to be filed as part of this Form 10-K, except as expressly provided herein.

1.             Report of Independent Registered Public Accounting Firm.

2.             Consolidated Balance Sheets – December 31, 2005 and 2004.

3.             Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003.

4.             Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003.

5.             Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.

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

(a)(3)      The following exhibits either are filed as part of this Report or are incorporated herein by reference:

2.1           Branch Purchase and Assumption Agreement between Greene County Bank and Old National Bank (Pursuant to Item 601(b)(2) of Regulation S-K the schedules and exhibits to this agreement have been omitted from this filing) – incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

3.1           Amended and Restated Charter – incorporated herein by reference to the Company’s Registration Statement on Form S-4 filed on August 11, 2003.

3.2           Amended and Restated Bylaws – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 18, 2005.

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

10.8         Form of Stock Option Award Agreement - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.9         Deferred Fee Agreement between the Bank and John Tolsma dated December 13, 2004 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.10       Amendment and Restatement of the Greene County Bank Deferred Compensation Agreements dated March 11, 1997, March 1, 1999 and November 15, 2004 between the Bank and Philip M. Bachman dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.11       Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated March 1, 1999 between the Bank and W.T. Daniels dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.12       Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated March 1, 1999 between the Bank and Terry Leonard dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.13       Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 1999 between the Bank and Charles S. Brooks dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.14       Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 1999 between the Bank and Jerald K. Jaynes dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.15       Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 2003 between the Bank and Charles H. Whitfield, Jr. dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.16       Greene County Bank Executive Deferred Compensation Agreement between the Bank and R. Stan Puckett dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.17       Greene County Bank Executive Deferred Compensation Agreement between the Bank and Kenneth R. Vaught dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.18       Greene County Bank Executive Deferred Compensation Agreement between the Bank and Ronald E. Mayberry dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

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

10.22       First Amendment dated March 31, 2005 to Non-Competition Agreement dated August 10, 2004, by and between the Company and Kenneth R. Vaught – incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.*

10.23       First Amendment dated April 15, 2005 to Non-Competition Agreement dated November 24, 2003, by and between the Company and R. Stan Puckett – incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.*

10.24       Revolving Credit Agreement dated as of August 30, 2005, by and between the Company and SunTrust Bank – incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.25       Form of Revolving Credit Note – incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.26       Summary of Compensation Arrangement for James E. Adams – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 15, 2005.*

10.27       Second Amendment to Employment Agreement by and between Greene County Bancshares, Inc. and R. Stan Puckett dated as of December 20, 2005 – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 21, 2005.*

10.28       Amended and Restated Deferred Compensation Plan for Nonemployee Directors – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 21, 2005.*

10.29       Director and Named Executive Officer Compensation Summary.*

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

The Company is a party to certain agreements entered into in connection with the offering by Greene County Capital Trust I (“GC Trust”) and Greene County Capital Trust II (“GC Trust II”) of an aggregate of $13 million of variable rate trust preferred securities, as more fully described in this Annual Report on Form 10-K. In accordance with Item 601(b)(4)(iii) of Regulation S-K, and because the total amount of the trust preferred securities is not in excess of 10% of the Company’s total assets, the Company has not filed the various documents and agreements associated with the trust preferred securities herewith. The Company has, however, agreed to furnish copies the various documents and agreements associated with the trust preferred securities to the SEC upon request.

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

GREENE COUNTY BANCSHARES, INC.

Date: March 14, 2006	By:	/s/ R. Stan Puckett
R. Stan Puckett
Chairman of the Board and
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

SIGNATURE AND TITLE:	DATE:

/s/ R. Stan Puckett	March 14, 2006
R. Stan Puckett Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Kenneth R. Vaught	March 14, 2006
Kenneth R. Vaught President, Chief Operating Officer, and Director

/s/ James E. Adams	March 14, 2006
James E. Adams Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

/s/ Ronald E. Mayberry	March 14, 2006
Ronald E. Mayberry Regional President, Sumner, Rutherford and Lawrence Counties, and Director

/s/ Phil M. Bachman	March 14, 2006
Phil M. Bachman Director and Secretary

/s/ Martha M. Bachman	March 14, 2006
Martha Bachman Director

/s/ Charles S. Brooks	March 14, 2006
Charles S. Brooks Director

/s/ Bruce Campbell	March 14, 2006
Bruce Campbell Director

/s/ W. T. Daniels	March 14, 2006
W.T. Daniels Director

/s/ Robin Haynes	March 14, 2006
Robin Haynes Director

/s/ Jerald K. Jaynes	March 14, 2006
Jerald K. Jaynes Director

/s/ Robert K. Leonard	March 14, 2006
Robert K. Leonard Director

/s/ Terry Leonard	March 14, 2006
Terry Leonard Director

/s/ John Tolsma	March 14, 2006
John Tolsma Director

/s/ Charles H. Whitfield, Jr.	March 14, 2006
Charles H. Whitfield, Jr. Director

EXHIBIT INDEX

2.1           Branch Purchase and Assumption Agreement between Greene County Bank and Old National Bank (Pursuant to Item 601(b)(2) of Regulation S-K the schedules and exhibits to this agreement have been omitted from this filing) – incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

3.1           Amended and Restated Charter – incorporated herein by reference to the Company’s Registration Statement on Form S-4 filed on August 11, 2003.

3.2           Amended and Restated Bylaws – incorporated herein by reference to the Company’s Current Report Form 8-K filed on November 18, 2005.

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

10.8         Form of Stock Option Award Agreement - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.9         Deferred Fee Agreement between the Bank and John Tolsma dated December 13, 2004 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.10       Amendment and Restatement of the Greene County Bank Deferred Compensation Agreements dated March 11, 1997, March 1, 1999 and November 15, 2004 between the Bank and Philip M. Bachman dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.11       Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated March 1, 1999 between the Bank and W.T. Daniels dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.12       Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated March 1, 1999 between the Bank and Terry Leonard dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.13       Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 1999 between the Bank and Charles S. Brooks dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.14       Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 1999 between the Bank and Jerald K. Jaynes dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.15       Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 2003 between the Bank and Charles H. Whitfield, Jr. dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.16       Greene County Bank Executive Deferred Compensation Agreement between the Bank and R. Stan Puckett dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.17       Greene County Bank Executive Deferred Compensation Agreement between the Bank and Kenneth R. Vaught dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.18       Greene County Bank Executive Deferred Compensation Agreement between the Bank and Ronald E. Mayberry dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

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

10.22       First Amendment dated March 31, 2005 to Non-Competition Agreement dated August 10, 2004, by and between the Company and Kenneth R. Vaught – incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.*

10.23       First Amendment dated April 15, 2005 to Non-Competition Agreement dated November 24, 2003, by and between the Company and R. Stan Puckett – incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.*

10.24       Revolving Credit Agreement dated as of August 30, 2005, by and between the Company and SunTrust Bank – incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.25       Form of Revolving Credit Note – incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.26       Summary of Compensation Arrangement for James E. Adams – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 15, 2005.*

10.27       Second Amendment to Employment Agreement by and between Greene County Bancshares, Inc. and R. Stan Puckett dated as of December 20, 2005 – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 21, 2005.*

10.28       Amended and Restated Deferred Compensation Plan for Nonemployee Directors – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 21, 2005.*

10.29       Director and Named Executive Officer Compensation Summary.*

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

* Management contact or compensatory plan.