Form 10-Q
period 2006-03-31
GREENE COUNTY BANCSHARES INC
filed 2006-05-09
CIK 764402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Registrant’s telephone number, including area code: (423) 639-5111

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☒          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐  NO ☒

As of May 9, 2006, the number of shares outstanding of the issuer’s common stock was: 9,787,645.

PART 1 — FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of Greene County Bancshares, Inc. and its wholly owned subsidiaries are as follows:

Condensed Consolidated Balance Sheets — March 31, 2006 and December 31, 2005.

Condensed Consolidated Statements of Income and Comprehensive Income - For the three months ended March 31, 2006 and 2005.

Condensed Consolidated Statement of Change in Shareholders’ Equity — For the three months ended March 31, 2006.

Condensed Consolidated Statements of Cash Flows - For the three months ended March 31, 2006 and 2005.

Notes to Condensed Consolidated Financial Statements.

GREENE COUNTY BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2006 and December 31, 2005
(Amounts in thousands, except share and per share data)

	(Unaudited) March 31, 2006	December 31, 2005*
Assets

Cash and due from banks	$39,189	$46,136

Federal funds sold	1,341	28,387

Securities available for sale	44,311	48,868

Securities held to maturity (with a market value of $3,003 and $3,335)	3,049	3,379

FHLB, Bankers Bank and other stock, at cost	6,795	6,489

Loans held for sale	1,957	2,686

Loans, net of unearned interest	1,404,627	1,378,642

Allowance for loan losses	(20,083)	(19,739)

Premises and equipment, net	52,109	49,985

Goodwill and other intangible assets	39,352	39,622

Other assets	35,593	35,534

Total assets	$1,608,240	$1,619,989

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities

Deposits	$1,285,738	$1,295,879

Repurchase agreements	17,966	17,498

FHLB advances and notes payable	97,052	105,146

Subordinated debentures	13,403	13,403

Accrued interest payable and other liabilities	21,764	20,042

Total liabilities	1,435,923	1,451,968

Shareholders’ equity
Common stock: $2 par, 15,000,000 shares authorized, 9,781,070 and 9,766,336 shares outstanding	19,562	19,533

Additional paid-in capital	71,052	70,700

Retained earnings	82,080	78,158

Accumulated other comprehensive loss	(377)	(370)

Total shareholders’ equity	172,317	168,021

Total liabilities and shareholders’ equity	$1,608,240	$1,619,989

* Condensed from audited consolidated financial statements.

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2006 and 2005
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)

Interest income
Interest and fees on loans	$26,100	$18,079
Investment securities	631	473
Federal funds sold and other	36	183
	26,767	18,735

Interest expense
Deposits	8,042	4,262
Borrowings	1,539	1,146
	9,581	5,408

Net interest income	17,186	13,327

Provision for loan losses	1,064	1,622

Net interest income after provision for loan losses	16,122	11,705

Noninterest income
Service charges and fees	3,231	2,142
Other	1,524	1,034
	4,755	3,176

Noninterest expense
Salaries and employee benefits	6,391	5,245
Occupancy and furniture and equipment expense	2,059	1,739
Other	4,256	3,291
	12,706	10,275

Income before income taxes	8,171	4,606

Provision for income taxes	3,075	1,671

Net income	$5,096	$2,935

Comprehensive income	$5,089	$2,822

Per share of common stock:
Basic earnings	$0.52	$0.38
Diluted earnings	$0.52	$0.38
Dividends	$0.12	$0.12

Weighted average shares outstanding:
Basic	9,770,555	7,649,070
Diluted	9,870,691	7,744,181

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2006

(Amounts in thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total Share- holders’ Equity
	(Unaudited)

Balance, January 1, 2006	$19,533	$70,700	$78,158	$(370)	$168,021

Issuance of 14,734 shares under stock option plan	29	259	—	—	288
Effect of stock option accounting	—	93	—	—	93
Dividends paid ($.12 per share)	—	—	(1,174)	—	(1,174)
Comprehensive income:
Net income	—	—	5,096	—	5,096
Change in unrealized losses, net oftaxes	—	—	—	(7)	(7)
Total comprehensive income					5,089

Balance, March 31, 2006	$19,562	$71,052	$82,080	$(377)	$172,317

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Amounts in thousands, except share and per share data)

	March 31, 2006	March 31, 2005
	(Unaudited)

Cash flows from operating activities
Net income	$5,096	$2,935
Adjustments to reconcile net income to net cash (used) provided from operating activities
Provision for loan losses	1,064	1,622
Depreciation and amortization	1,036	875
Security amortization and accretion, net	(6)	(6)
Loss on sale of securities	8	—
FHLB stock dividends	(81)	(61)
Net gain on sale of mortgage loans	(183)	(89)
Originations of mortgage loans held for sale	(11,241)	(6,968)
Proceeds from sales of mortgage loans	12,152	6,255
Increase in cash surrender value of life insurance	(209)	(153)
Net losses from sales of fixed assets	4	20
Stock compensation expense	93	—
Net gain on OREO and repossessed assets	(184)	(33)
Deferred tax benefit	(390)	(489)
Net changes:
Other assets	(162)	(1,645)
Accrued interest payable and other liabilities	1,722	(2,497)

Net cash (used) provided from operating activities	8,719	(234)

Cash flows from investing activities
Purchase of securities available for sale	(1,000)	(14,763)
Proceeds from sale of securities available for sale	985	—
Proceeds from maturities of securities held for sale	4,559	367
Proceeds from maturities of securities held to maturity	330	450
Purchase of life insurance	(41)	(865)
Net change in loans	(27,185)	(69,987)
Proceeds from sale of other real estate	1,188	522
Improvements to other real estate	(1)	—
Proceeds from sale of fixed assets and fixed asset additions, net	—	8
Premises and equipment expenditures	(2,895)	(714)
Net cash used in investing activities	(24,060)	(84,982)

Cash flows from financing activities
Net change in deposits	(10,140)	76,292
Net change in repurchase agreements	468	1,249
Proceeds from notes payable	143,200	115,000
Repayments of notes payable	(151,294)	(105,035)
Dividends paid	(1,174)	(918)
Proceeds from issuance of common stock	288	47

Net cash (used) provided from financing activities	(18,652)	86,635

Net change in cash and cash equivalents	(33,993)	1,419

Cash and cash equivalents, beginning of year	74,523	70,648

Cash and cash equivalents, end of period	$40,530	$72,067

Supplemental disclosures — cash and noncash
Interest paid	$9,777	$5,386
Income taxes paid	514	870
Loans converted to other real estate	1,386	1,702
Unrealized loss on available for sale securities, net of tax	(7)	(113)

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
Unaudited
(Amounts in thousands, except share and per share data)

NOTE 1 — PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements of Greene County Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Greene County Bank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain amounts from prior period financial statements have been reclassified to conform to the current year’s presentation.

NOTE 2 — STOCK COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No.123R”) which was issued by the Financial Accounting Standards Board in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation (“SFAS 123”),” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No.123R  requires recognition of the cost of employee services received in exchange for an award of equity  instruments  in the  financial  statements over the  period the  employee  is  required  to perform  the  services in exchange for the award  (presumptively  the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

The Company maintains a 2004 Long-Term Incentive Plan, whereby a maximum of 500,000 shares of common stock may be issued to directors and employees of the Company and the Bank. The Plan provides for the issuance of awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, deferred share units and performance awards. Stock options granted under the Plan are typically granted at exercise prices equal to the fair market value of the Company’s common stock on the date of grant and typically have terms of ten years and vest at an annual rate of 20%. At March 31, 2006, 338,511 shares remained available for future grant. The compensation cost that has been charged against income for this plan was approximately $93,000 for the three months ended March 31, 2006.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company granted 90,261 and 71,228 of stock options for the quarters ended March 31, 2006 and 2005, respectively, with a fair value of $8.90 and $7.12, respectively, for each option.

Note 2 — Stock Compensation (Continued)

The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company’s common stock based upon prior years trading history. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees in the quarters presented.

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
Risk-free interest rate	4.57%	4.20%
Volatility	28.16%	23.30%
Expected life	8 years	8 years
Dividend yield	2.3%	2.3%

A summary of option activity under the stock option plan as of March 31, 2006 and changes during the three month period ended March 31, 2006 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	396,910	$21.65
Granted	90,261	28.90
Exercised	(14,734)	19.55
Forfeited	(2,352)	24.54

Outstanding at March 31, 2006	470,085	$23.09	6.6 years	$2,990

Options exercisable at March 31, 2006	281,259	$21.02	5.0 years	$2,417

The total aggregate intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months ended March 31, 2006 and 2005, was $134 and $38, respectively. The total fair value of shares vesting during the three months ended March 31, 2006 and 2005, was $93 and $148, respectively. As of March 31, 2006, there was $1,414 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.7 years.

During the three months ended March 31, 2006, the amount of cash received from the exercise of stock options was $288.

NOTE 2 — STOCK COMPENSATION (Continued)

The adoption of SFAS No. 123R and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS No. 123 and the intrinsic value method for compensation cost allowed by APB 25. The effect (increase/(decrease))of the adoption of SFAS No. 123R is as follows:

Three Months Ended March 31, 2006

Income before income tax expense	$(93)
Net income	$(93)

Basic earnings per common share	$(0.01)
Diluted earnings per share	$(0.00)

The following illustrates the effect on net income available to common shareholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the prior years quarter ended March 31, 2005:

Three Months Ended March 31, 2005

Net income:
As reported	$2,935
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of tax	(90)

Pro forma	$2,850

Earnings per common share:
As reported	$0.38
Pro forma	$0.37

Diluted earnings per common share:
As reported	$0.38
Pro forma	$0.37

NOTE 3 — LOANS

Loans at March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006	December 31, 2005

Commercial	$253,935	$245,285
Commercial real estate	766,361	729,254
Residential real estate	305,951	319,797
Consumer	86,750	90,682
Other	1,915	3,476
Unearned interest	(10,285)	(9,852)
Loans, net of unearned interest	$1,404,627	$1,378,642

Allowance for loan losses	$(20,083)	$(19,739)

Transactions in the allowance for loan losses and certain information about nonaccrual loans and loans 90 days past due but still accruing interest for the three months ended March 31, 2006 and twelve months ended December 31, 2005 were as follows:

	March 31, 2006	December 31, 2005

Balance at beginning of year	$19,739	$15,721
Add (deduct):
Reserve acquired in acquisition	—	1,467
Provision	1,064	6,365
Loans charged off	(1,023)	(5,583)
Recoveries of loans charged off	303	1,769
Ending balance	$20,083	$19,739

	March 31, 2006	December 31, 2005

Loans past due 90 days still on accrual	$74	$809
Nonaccrual loans	4,882	5,915
Total	$4,956	$6,724

NOTE 4 — EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Stock options are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the three months ended March 31, 2006, 150,446 options are excluded from the effect of dilutive securities because they are anti-dilutive; 60,185 options are similarly excluded from the effect of dilutive securities for the three months ended March 31, 2005.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006		2005
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)

Basic EPS
Income available to common shareholders	$5,096	9,770,555	$2,935	7,649,070

Effect of dilutive securities
Stock options outstanding	—	100,136	—	95,111

Diluted EPS

Income available to common shareholders plus assumed conversions	$5,096	9,870,691	$2,935	7,744,181

NOTE 5 — SEGMENT INFORMATION

The Company’s operating segments include banking, mortgage banking, consumer finance, subprime automobile lending and title insurance. The reportable segments are determined by the products and services offered, and internal reporting. Loans, investments and deposits provide the revenues in the banking operation; loans and fees provide the revenues in consumer finance, mortgage banking and subprime lending; and insurance commissions provide revenues for the title insurance company. Consumer finance, subprime automobile lending and title insurance do not meet the quantitative threshold on an individual basis, and are therefore shown below in “Other Segments”. Mortgage banking operations are included in “Bank”.  All operations are domestic.

Segment performance is evaluated using net interest income and noninterest income. Income taxes are allocated based on income before income taxes, and indirect expenses (includes management fees) are allocated based on time spent for each segment. Transactions among segments are made at fair value. Information reported internally for performance assessment follows.

Three months ended March 31, 2006	Bank	Other Segments	Holding Company	Eliminations	Totals

Net interest income	$16,016	$1,429	$(259)	$—	$17,186
Provision for loan losses	842	222	—	—	1,064
Noninterest income	4,330	449	197	(221)	4,755
Noninterest expense	11,699	1,111	117	(221)	12,706
Income tax expense	2,992	214	(131)	—	3,075
Segment profit	$4,813	$331	$(48)	$—	$5,096

Segment assets at March 31, 2006	$1,573,020	$30,525	$4,695	$—	$1,608,240

Three months ended March 31, 2005	Bank	Other Segments	Holding Company	Eliminations	Totals

Net interest income	$11,989	$1,477	$(139)	$—	$13,327
Provision for loan losses	1,289	333	—	—	1,622
Noninterest income	2,780	402	183	(189)	3,176
Noninterest expense	9,238	1,098	128	(189)	10,275
Income tax expense	1,577	176	(82)	—	1,671
Segment profit	$2,665	$272	$(2)	$—	$2,935

Segment assets at March 31, 2005	$1,287,067	$31,193	$2,103	$—	$1,320,363

NOTE 5 — SEGMENT INFORMATION (Continued)

Asset Quality Ratios

As of and for the period ended March 31, 2006	Bank	Other	Total

Nonperforming loans as a percentage of total loans	0.33%	1.11%	0.35%
Nonperforming assets as a percentage of total assets	0.46%	1.68%	0.49%
Allowance for loan losses as a percentage of total loans	1.26%	7.94%	1.43%
Allowance for loan losses as a percentage of nonperforming assets	239.12%	420.17%	252.55%
Annualized net charge-offs to average total loans, net of unearned interest	0.15%	2.59%	0.21%

As of and for the period ended March 31, 2005	Bank	Other	Total

Nonperforming loans as a percentage of total loans	0.52%	2.17%	0.58%
Nonperforming assets as a percentage of total assets	0.61%	2.60%	0.67%
Allowance for loan losses as a percentage of total loans	1.27%	7.76%	1.49%
Allowance for loan losses as a percentage of nonperforming assets	176.73%	282.32%	187.12%
Annualized net charge-offs to average total loans, net of unearned interest	0.16%	4.35%	0.29%

As of and for the year ended December 31, 2005	Bank	Other	Total

Nonperforming loans as a percentage of total loans	0.45%	1.68%	0.49%
Nonperforming assets as a percentage of total assets	0.59%	2.37%	0.65%
Allowance for loan losses as a percentage of total loans	1.26%	7.89%	1.43%
Allowance for loan losses as a percentage of nonperforming assets	180.06%	282.74%	188.58%
Net charge-offs to average total loans, net of unearned interest	0.21%	4.22%	0.32%

NOTE 6 — REVOLVING CREDIT AGREEMENT

On August 30, 2005, the Company entered into a revolving credit agreement with SunTrust Bank pursuant to which SunTrust agreed to loan the Company up to $35,000, with this amount being reduced to $15,000 after November 30, 2005. SunTrust’s obligation to make advances to the Company under the credit agreement terminates on August 29, 2006, unless the loan is extended or earlier terminated. The fee for maintaining this credit agreement is 0.15% per annum on the unused portion of the commitment.

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

•                                          the Company’s ability to successfully integrate the operations of any branches or banks acquired by it and to retain the customers of any such acquired branch or bank;

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

If one or more of these risks or uncertainties materialize, or if any of the Company’s underlying assumptions prove incorrect, the Company’s actual results, performance or achievements may vary materially from future results, performance or achievements expressed or implied by these forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by the cautionary statements in this section and to the more detailed risk factors included in the Company’s Annual Report on Form 10-K. The Company does not intend to and assumes no responsibility for updating or revising any forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise.

Presentation of Amounts

All dollar amounts set forth below, other than per-share amounts, are in thousands unless otherwise noted.

General

Greene County Bancshares, Inc. (the “Company”) is the bank holding company for Greene County Bank (the “Bank”), a Tennessee-chartered commercial bank that conducts the principal business of the Company. The Company is the third largest bank holding company headquartered in Tennessee. The Bank currently maintains a main office in Greeneville, Tennessee and 49 full-service bank branches primarily in East and Middle Tennessee. In addition to its commercial banking operations, the Bank conducts separate businesses through its three wholly-owned subsidiaries: Superior Financial Services, Inc. (“Superior Financial”), a consumer finance company; GCB Acceptance Corporation (“GCB Acceptance”), a subprime automobile lending company; and Fairway Title Co., a title company formed in 1998. The Bank also operates a mortgage banking operation which has its main office in Knox County, Tennessee, and a trust and money management function doing business as Presidents Trust from an office in Wilson County, Tennessee.

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

On November 15, 2004 the Company established banking operations in Nashville, Tennessee, with the opening of its first full-service branch of Middle Tennessee Bank & Trust, which, like all of the Bank’s bank brands, operates within the Bank’s structure. This new branch in Davidson County, Tennessee expanded the Company’s presence in the Middle Tennessee market and helped fill in the market between Sumner and Rutherford Counties. At March 31, 2006, the Bank had three Middle Tennessee Bank & Trust branches in the Nashville area.

The Company opened a new branch in Knoxville, Tennessee in late 2003 and expects to open its second branch in that city during 2006.

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

The Bank focuses its lending efforts predominately on individuals and small to medium-sized businesses while it generates deposits primarily from individuals in its local communities. To aid in deposit generation efforts, the Bank offers its customers extended hours of operation during the week as well as Saturday banking. The Bank also offers free online banking and in the beginning of 2005 established its High Performance Checking Program which it believes will allow it to continue to generate a significant number of core transaction accounts with significant balances.

In addition to the Company’s business model, which is summarized in the paragraphs above, the Company is continuously investigating and analyzing other lines and areas of business. These include, but are not limited to, various types of insurance and real estate activities. Conversely, the Company frequently evaluates and analyzes the profitability, risk factors and viability of its various business lines and segments and, depending upon the results of these evaluations and analyses, may conclude to exit certain segments and/or business lines. Further, in conjunction with these ongoing evaluations and analyses, the Company may decide to sell, merge or close certain branch facilities.

Overview

The Company’s results of operations for the first quarter ended March 31, 2006, compared to the same period in 2005, reflected an increase in net interest income due primarily to organic loan growth, higher interest rates as a result of actions from the Federal Open Market Committee (“FOMC”) and the Company’s continued expansion initiatives, including the Clarksville transaction in the fourth quarter of 2005. This increase in net interest income was offset, in part, by increases in noninterest expense from Company’s expansion initiatives.

The Company’s provision for loan losses decreased in the quarter ended March 31, 2006 as compared to the same period in 2005. The decrease is primarily the result of improved credit quality.

At March 31, 2006, the Company had total consolidated assets of approximately $1,608,240, total consolidated deposits of approximately $1,285,738, total consolidated loans, net of unearned interest, of approximately $1,404,627 and total consolidated shareholders’ equity of approximately $172,317. The Company’s annualized return on average shareholders’ equity for the three months ended March 31, 2006 was 11.86%, and its annualized return on average total assets was 1.27% The Company expects that its total assets, total consolidated deposits, total consolidated loans, net of unearned interest and total shareholders’ equity will continue to increase over the remainder of 2006 as a result of its expansion efforts, including its branch expansions in the Middle Tennessee, Knoxville, and Clarksville markets.

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

Management continually evaluates the Company’s accounting policies and estimates it uses to prepare the consolidated financial statements. In general, management’s estimates are based on historical experience, information from regulators and third party professionals and various assumptions that are believed to be reasonable under the then existing facts and circumstances. Actual results could differ from those estimates made by management.

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and the fair value of financial instruments and other accounts. Based on management’s calculation, an allowance of $20,083, or 1.43%, of total loans, net of unearned interest, was an adequate estimate of losses inherent in the loan portfolio as of March 31, 2006. This estimate resulted in a provision for loan losses on the income statement of $1,064 during the first quarter of 2006. If the economic conditions, loan mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

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

Changes in Results of Operations

Net Income. Net income for the three months ended March 31, 2006 was $5,096, as compared to $2,935 for the same period in 2005. This increase of $2,161, or 73.63%, resulted primarily from a $3,859, or 28.96%, increase in net interest income reflecting a higher level of interest-earning assets arising primarily from the Company’s expansion initiatives and higher interest rates as a result of actions from the FOMC. Partially offsetting this increase was a $2,431, or 23.66%, increase in total non-interest expense from $10,275 for the three months ended March 31, 2005 to $12,706 for the same period of 2006. This increase was also primarily attributable to the Company’s expansion initiatives.

Net Interest Income. The largest source of earnings for the Company is net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of interest-earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. During the three months ended March 31, 2006, net interest income was $17,186, as compared to $13,327 for the same period in 2005, representing an increase of 28.96%.

The Company’s average balance for interest-earning assets increased 24.68% from $1,164,719 for the first quarter ended March 31, 2005 to $1,452,221 for the first quarter ended March 31, 2006. The Company experienced a 28.98% growth in average loan balances from $1,079,588 for the first quarter ended March 31, 2005 to $1,392,401 for the first quarter ended March 31, 2006. The growth in loans can be attributed to the Company’s expansion initiatives, including the Clarksville transaction, that occurred in the fourth quarter of 2005.

The Company’s average balance for interest bearing liabilities increased 24.05% from $1,023,929 for the first quarter ended March 31, 2005 to $1,270,175 for the first quarter ended March 31, 2006. The company experienced a 25.62% growth in average interest bearing deposits from $912,957 for the first quarter ended March 31, 2005 to $1,146,868 for the first quarter ended March 31, 2006. The company’s expansion initiatives, including Clarksville transaction, are the primary reasons for the growth in deposits.

The Company’s yield on loans (the largest component of interest-earning assets) increase by 81 basis points from the first quarter ended March 31, 2005 to the first quarter ended March 31, 2006. The increase was primarily a result of the increases by the FOMC in the discount rate as follows:

FMOC Meeting Date	Beginning Rate	Ending Increase	Rate
May 3, 2005	2.75%	0.25%	3.00%
June 30, 2005	3.00%	0.25%	3.25%
August 9, 2005	3.25%	0.25%	3.50%
September 20, 2005	3.50%	0.25%	3.75%
November 1, 2005	3.75%	0.25%	4.00%
December 13, 2005	4.00%	0.25%	4.25%
January 31, 2006	4.25%	0.25%	4.50%
March 28, 2006	4.50%	0.25%	4.75%

The Company’s cost of interest-bearing liabilities increased by 92 basis points from the first quarter ended March 31, 2005 to the first quarter ended March 31, 2006. The cost of raising deposits and other borrowed funds are influenced by both local market conditions as well as FOMC actions. Management believes that these costs were prudently managed during the volatile interest rate cycle and the company was able to generally keep rates in line.

The overall effect of these rate changes plus the economic benefit of increasing noninterest bearing funding sources by almost $25,000 was to increase the net interest margin by 16 basis points from the first quarter ended March 31, 2005 to the first quarter ended March 31, 2006.

	Three Months Ended March 31,
	2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Interest-earning assets:
Loans(1)	$1,392,401	$26,100	7.60%	$1,079,588	$18,079	6.79%
Investment securities	56,446	631	4.53%	51,004	473	3.76%
Other short-term investments	3,374	36	4.33%	34,127	183	2.17%
Total interest-earning assets	$1,452,221	$26,767	7.48%	$1,164,719	$18,735	6.52%
Noninterest earning assets	147,140			102,563
Total assets	$1,599,361			$1,267,282

Interest-bearing liabilities:
Deposits:
Now accounts, money market and savings	$520,821	$2,576	2.01%	$388,983	$866	0.90%
Time deposits	626,047	5,466	3.54%	523,974	3,396	2.63%
Total interest-bearing deposits	$1,146,868	$8,042	2.84%	$912,957	$4,262	1.89%
Securities sold under repurchase agreements and short-term borrowings	21,678	207	3.87%	18,429	89	1.96%
Notes payable	88,226	1,090	5.01%	82,233	918	4.53%
Subordinated debentures	13,403	242	7.32%	10,310	139	5.48%
Total interest-bearing liabilities	$1,270,175	$9,581	3.06%	$1,023,929	$5,408	2.14%

Noninterest bearing liabilities:
Demand deposits	140,044			116,854
Other liabilities	17,312			15,544
Total noninterest bearing liabilities	157,356			132,398
Total liabilities	1,427,531			1,156,327
Shareholders’ equity	171,830			110,955
Total liabilities and shareholders’ equity	$1,599,361			$1,267,282

Net interest income		$17,186			$13,327

Interest rate spread			4.42%			4.38%

Net yield on interest-earning assets			4.80%			4.64%

1 Average loan balances included nonaccrual loans. Interest income collected on nonaccrual loans has been included.

Provision for Loan Losses. During the three months ended March 31, 2006, loan charge-offs were $1,023 and recoveries of charged-off loans were $303. The Company’s provision for loan losses decreased by $558, or 34.40%, to $1,064 for the three months ended March 31, 2006, as compared to $1,622 for the same period in 2005. The Company’s allowance for loan losses increased by $344 to $20,083 at March 31, 2006 from $19,739 at December 31, 2005, while the ratio of the allowance for loan losses to total loans, net of unearned interest, was 1.43% at both March 31, 2006 and December 31, 2005, a decrease from the 1.49% at March 31, 2005. As of March 31, 2006, most indicators of credit quality, as discussed below, have improved compared to December 31, 2005 and March 31, 2005. The ratio of allowance for loan losses to nonperforming assets was 252.55%, 188.58% and 187.12% at March 31, 2006, December 31, 2005 and March 31, 2005, respectively, and the ratio of nonperforming assets to total assets was 0.49%, 0.65% and 0.67% at March 31, 2006, December 31, 2005 and March 31, 2005, respectively. The ratio of nonperforming loans to total loans, net of unearned interest, was 0.35%, 0.49% and 0.58% at March 31, 2006, December 31, 2005 and March 31, 2005, respectively. Within the Bank, the Company’s largest subsidiary, the ratio of nonperforming assets to total assets was 0.46%, 0.59% and 0.61% at March 31, 2006, December 31, 2005 and March 31, 2005, respectively. At Superior Financial, the ratio of nonperforming assets to total assets was 1.67%, 2.39% and 3.18% at March 31, 2006, December 31, 2005 and March 31, 2005, respectively. At GCB Acceptance, the ratio of nonperforming assets to total assets was 2.38%,  3.48% and 2.23% at March 31, 2006, December 31, 2005 and March 31, 2005, respectively.

The Company’s annualized net charge-offs for the three months ended March 31, 2006 were $2,880 compared to actual net charge-offs of $3,814 for the year ended December 31, 2005. Annualized net charge-offs as a percentage of average loans improved from 0.29% for the three months ended March 31, 2005 to 0.21% for the three months ended March 31, 2006. Net charge-offs as a percentage of average loans were 0.32% for the year ended December 31, 2005. Within the Bank, annualized net charge-offs as a percentage of average loans decreased slightly from 0.16% for the three months ended March 31, 2005 to 0.15% for the same period in 2006. Net charge-offs within the Bank as a percentage of average loans were 0.21% for the year ended December 31, 2005. Annualized net charge-offs in Superior Financial for the three months ended March 31, 2006 were $172 compared to actual net charge-offs of $441 for the year ended December 31, 2005. Annualized net charge-offs in the Bank for the three months ended March 31, 2006 were $2,080 compared to actual net charge-offs of $2,490 for the year ended December 31, 2005. Annualized net charge-offs in GCB Acceptance for the three months ended March 31, 2006 were $628 compared to actual net charge-offs of $883 for the year ended December 31, 2005. At this point, management believes that total net charge-offs for 2006 within the Bank and its subsidiaries will decline slightly compared to 2005 based on an improving economy and asset quality trends.

Based on the Company’s allowance for loan loss calculation and review of the loan portfolio, management believes the allowance for loan losses is adequate at March 31, 2006.

Noninterest Income. Income that is not related to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important supplement to the Company’s traditional method of earning income through interest rate spreads.

Total noninterest income for the three months ended March 31, 2006 was $4,755 as compared to $3,176 for the same period in 2005. Service charges, commissions and fees remain the largest component of total noninterest income and increased $1,089, or 50.84%, to $3,231 for the three months ended March 31, 2006 from $2,142 for the same period in 2005. The increase reflects an increase in fees from deposit-related products resulting primarily from the Company’s success in generating new accounts from its High Performance Checking promotion and the Company’s overall growth initiatives. In addition, other noninterest income increased by $490, or 47.39%, to $1,524 for the three months ended March 31, 2006 from $1,034 for the same period in 2005. The increase is primarily attributable to increased fees from the sale of mutual funds and annuities, income from our check provider and a gain on the sale of foreclosed equipment.

Noninterest Expense. Control of noninterest expense also is an important aspect in enhancing income. Noninterest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total noninterest expense was $12,706 for the three months ended March 31, 2006 compared to $10,275 for the same period in 2005. The $2,431, or 23.66%, increase in total noninterest expense for the three months ended March 31, 2006 compared to the same period of 2005 principally reflects increases in all expense categories primarily as a result of the Company’s expansion initiatives.

Personnel costs are the largest component of the Company’s noninterest expenses. For the three months ended March 31, 2006, salaries and benefits represented $6,391, or 50.30%, of total non-interest expense. This was an increase of $1,146, or 21.85%, from $5,245 for the three months ended March 31, 2005. Including Bank offices and non-Bank office locations, the Company had 60 locations at both March 31, 2006 and December 31, 2005, as compared to 53 at March 31, 2005, and the number of full-time equivalent employees increased 7.6% from 481 at March 31, 2005 to 572 at March 31, 2006. These increases in personnel costs, number of branches and employees are primarily the result of the Company’s expansion initiatives.

Effective January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment.” SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity incentives in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant. The compensation cost that was charged against income for our stock option plans was $93 for the three months ended March 31, 2006. The amount of compensation cost that would have been recognized for the three months ended March 31, 2005 if SFAS No. 123R had been adopted was $148. The total compensation cost related to nonvested awards not yet recognized at March 31, 2006 is $1,414 which will be recognized over the weighted average period of approximately 2.7 years. See “Note 2 — Stock Compensation” in the consolidated financial statements for further information.

The Company’s efficiency ratio improved from 62.26% at March 31, 2005 to 57.55% at March 31, 2006. The improvement in the efficiency ratio is a result of the higher level of earnings generated given the current operating infrastructure in place in the quarter ended March 31, 2006 versus the higher initial start up costs incurred in the quarter ended March 31, 2005 relating to the company’s High Performance Checking promotion plus the initial costs incurred in expanding the company’s presence in Middle Tennessee. The efficiency ratio illustrates how much it cost the Company to generate revenue; for example, it cost the Company 57.55 cents to generate one dollar of revenue for the three months ended March 31, 2006.

Income Taxes. The effective income tax rate for the three months ended March 31, 2006 was 37.63% compared to 36.28% for the same period in 2005.

Changes in Financial Condition Over Financial Reporting

Total assets at March 31, 2006 were $1,608,240, a decrease of $11,749, or .73%, from total assets of $1,619,989 at December 31, 2005. The decrease in assets resulted from de-leveraging the balance sheet as the seasonal impact of the year-end build-up in deposit levels subsided during the quarter.

At March 31, 2006, loans, net of unearned interest, were $1,404,627 compared to $1,378,642 at December 31, 2005, an increase of $25,985, or 1.88%, from December 31, 2005. The increase in loans during the first three months of 2006 primarily reflects an increase in commercial real estate loans and commercial loans.

The Company maintains an investment portfolio to provide liquidity and earnings. Investments at March 31, 2006 with an amortized cost of $47,968 had a market value of $47,314. At year-end 2005, investments with an amortized cost of $52,844 had a market value of $52,202.

Non-performing loans include non-accrual loans and loans 90 or more days past due. All loans that are 90 days past due are considered non-accrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Non-accrual loans that are 120 days past due without assurance of repayment are charged off against the allowance for loan losses. Nonaccrual loans and loans past due 90 days and still accruing decreased by $1,768, or 26.29%, during the three months ended March 31, 2006 to $4,956. At March 31, 2006, the ratio of the Company’s allowance for loan losses to non-performing assets (which include non-accrual loans) was 252.55%.

Liquidity and Capital Resources

Liquidity. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s liquid assets include cash and due from banks, federal funds sold, investment securities and loans held for sale. Including securities pledged to collateralize municipal deposits, these assets represented 6.83% of the total liquidity base at March 31, 2006, as compared to 9.49% at December 31, 2005. The liquidity base is generally defined to include deposits, repurchase agreements, notes payable and subordinated debentures. In addition, the Company maintained borrowing availability with the Federal Home Loan Bank of Cincinnati (“FHLB”) of approximately $4,749 at March 31, 2006. The Company also maintains federal funds lines of credit totaling $116,000 at nine correspondent banks of which

$116,000 was available at March 31, 2006. The Company believes it has sufficient liquidity to satisfy its current operating needs.

On August 30, 2005 the Company entered into a revolving credit agreement with SunTrust Bank pursuant to which SunTrust agreed to loan the Company up to $35,000 in connection with the Clarksville transaction with this amount being reduced to $15,000 after November 30, 2005. SunTrust’s obligation to make advances to the Company under the credit agreement terminates on August 29, 2006, unless the loan is extended or earlier terminated. The fee for maintaining this credit agreement is 0.15% per annum on the unused potion of this commitment.

For the three months ended March 31, 2006, operating activities of the Company provided $8,719 of cash flows. Net income of $5,096 comprised a substantial portion of the cash generated from operations. Cash flows from operating activities were also positively affected by various non-cash items, including (i) $1,064 in provision for loan losses, (ii) $1,036 of depreciation and amortization and (iii) $1,722 increase in accrued interest payable and other liabilities. In addition, the cash flows provided by the proceeds from sales of mortgage loans exceeded the cash used by the originations of mortgage loans held for sale by $728.

The Company’s net increase in loans used $27,185 in cash flows and was the primary component of the $24,060 in net cash used in investing activities. In addition, the Company purchased $1,000 in investment securities available for sale. Fixed asset additions used $2,895 in cash flows. Offsetting these uses of cash was $5,544 in proceeds from the sale and maturity of securities available for sale.

 The net decrease in deposits of $10,140 was the primary source of cash flows used in financing activities. Also providing cash from financing activities were the proceeds from notes payable of $143,200 offset, in part, by repayments of notes payable of $151,294. In addition, dividends paid in the amount of $1,174 further reduced the total net cash used in financing activities.

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

Shareholders’ equity on March 31, 2006 was $172,317, an increase of $4,296, or 2.56%, from $168,021 on December 31, 2005. The increase in shareholders’ equity primarily reflected net income for the three months ended March 31, 2006 of $5,096 ($0.52 per share, assuming dilution). This increase was offset by quarterly dividend payments during the three months ended March 31, 2006 totaling $1,174 ($0.12 per share).

On September 18, 2002, the Company announced that its Board of Directors had authorized the repurchase of up to $2,000 of the Company’s outstanding shares of common stock beginning in October 2002. The repurchase plan was renewed by the Board of Directors in September 2003. On June 4, 2004, the Company announced that its Board of Directors had approved an increase in the amount authorized to be repurchased from $2,000 to $5,000. The repurchase plan is dependent upon market conditions and there is no guarantee as to the exact number of shares to be repurchased by the Company. To date, the Company has purchased 25,700 shares at an aggregate cost of approximately $538 under this program which was renewed by the Company’s Board of Directors on November 14, 2005. The repurchase program will terminate on the earlier to occur of the Company’s repurchase of the total authorized dollar amount of the Company’s common stock or December 1, 2006.

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

Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (“FRB”) and the Federal Deposit Insurance Corporation (the “FDIC”) require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of shareholders’ equity, less goodwill and other intangible assets and accumulated other comprehensive income). At March 31, 2006, the Bank and the Company each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements.

	Required Minimum Ratio	Bank	Company
Tier 1 risk-based capital	4.00%	10.28%	10.36%
Total risk-based capital	8.00%	11.53%	11.61%
Leverage Ratio	4.00%	9.31%	9.38%

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

Off-Balance Sheet Arrangements

At March 31, 2006, the Company had outstanding unused lines of credit and standby letters of credit totaling $583,593 and unfunded loan commitments outstanding of $44,943. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or, on a short-term basis, to borrow any then available amounts from the FHLB and/or purchase Federal funds from other financial institutions. At March 31, 2006, the Company had accommodations with upstream correspondent banks for unsecured Federal funds lines. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about the Company’s off-balance sheet commitments as of March 31, 2006, which by their terms have contractual maturity dates subsequent to March 31, 2006:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Commitments to make loans — fixed	$6,828	$—	$—	$—	$6,828
Commitments to make loans — variable	38,115	—	—	—	38,115
Unused lines of credit	368,440	78,908	23,907	80,380	551,635
Letters of credit	15,300	16,658	—	—	31,958
Total	$428,683	$95,566	$23,907	$80,380	$628,536

Disclosure of Contractual Obligations

In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes the Company’s significant fixed and determinable contractual obligations as of March 31, 2006:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Deposits without a stated maturity	$685,166	$—	$—	$—	$685,166
Certificate of deposits	452,149	91,810	51,282	5,331	600,572
Repurchase agreements	17,966	—	—	—	17,966
FHLB advances and notes payable	31,187	3,817	55,368	6,680	97,052
Subordinated debentures	—	—	—	13,403	13,403
Operating lease obligations	588	803	223	108	1,722
Deferred compensation	509	1,305	—	966	2,780
Purchase obligations	149	—	—	—	149
Total	$1,187,714	$97,735	$106,873	$26,488	$1,418,810

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

Effect of New Accounting Standards

In November 2005, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) FAS 115-1 and FAS 124-1, the Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. FSP FAS 115-1 and FAS 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is effective for reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 and FAS 124-1 did not have a material impact on the Company’s  financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. SFAS No. 154 requires retrospective application to prior periods for changes in accounting principles or error corrections, unless it is impractical to determine the period-specific effects or when a pronouncement includes specific transition provisions. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 (revised 2004) did not have a material impact on its financial condition or results of operations of the Company.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. No material changes in the assumptions used or results obtained from the model have occurred since December 31, 2005.

Actual results for the year ending December 31, 2006 will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                          Legal Proceedings

The Company and its subsidiaries are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company’s results of operations.

Item 1A.                 Risk Factors

Not applicable.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

The Company made no repurchases of its common stock during the quarter ended March 31, 2006.

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

Greene County Bancshares, Inc.
Registrant

Date: May 9, 2006	By:	/s/ R. Stan Puckett
R. Stan Puckett
Chairman of the Board and Chief Executive Officer
(Duly authorized representative)

Date: May 9, 2006		/s/ James E. Adams
James E. Adams
Senior Vice President, Chief Financial
Officer (Principal financial and accounting
officer) and Assistant Secretary