Form 10-Q
period 2006-06-30
GREENE COUNTY BANCSHARES INC
filed 2006-08-08
CIK 764402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Registrant’s telephone number, including area code: (423) 639-5111

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

As of August 8, 2006, the number of shares outstanding of the issuer’s common stock was: 9,788,145.

PART 1 — FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of Greene County Bancshares, Inc. and its wholly owned subsidiaries are as follows:

GREENE COUNTY BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2006 and December 31, 2005
(Amounts in thousands, except share and per share data)

	(Unaudited) June 30, 2006	December 31, 2005*
Assets

Cash and due from banks	$44,358	$46,136

Federal funds sold and other	19,616	28,387

Securities available for sale	44,457	48,868

Securities held to maturity (with a market value of $2,696 and $3,335)	2,740	3,379

FHLB, Bankers Bank and other stock, at cost	6,879	6,489

Loans held for sale	2,054	2,686

Loans, net of unearned interest	1,437,935	1,378,642

Allowance for loan losses	(20,834)	(19,739)

Premises and equipment, net	52,735	49,985

Goodwill and other intangible assets	39,081	39,622

Other assets	36,609	35,534

Total assets	$1,665,630	$1,619,989

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities

Deposits	$1,283,606	$1,295,879

Federal funds purchased	26,000	—

Repurchase agreements	25,133	17,498

FHLB advances and notes payable	123,281	105,146

Subordinated debentures	13,403	13,403

Accrued interest payable and other liabilities	17,318	20,042

Total liabilities	1,488,741	1,451,968

Shareholders’ equity
Common stock: $2 par, 15,000,000 shares authorized, 9,788,145 and 9,766,336 shares outstanding	19,577	19,533

Additional paid-in capital	71,285	70,700

Retained earnings	86,389	78,158

Accumulated other comprehensive loss	(362)	(370)

Total shareholders’ equity	176,889	168,021

Total liabilities and shareholders’ equity	$1,665,630	$1,619,989

* Condensed from audited consolidated financial statements.

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2006 and 2005
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Interest income
Interest and fees on loans	$27,781	$19,851	$53,881	$37,930
Investment securities	649	592	1,280	1,065
Federal funds sold and other	59	260	95	443
	28,489	20,703	55,256	39,438

Interest expense
Deposits	8,647	5,501	16,689	9,763
Borrowings	2,069	1,130	3,608	2,276
	10,716	6,631	20,297	12,039

Net interest income	17,773	14,072	34,959	27,399

Provision for loan losses	1,244	1,060	2,308	2,682

Net interest income after provision for loan losses	16,529	13,012	32,651	24,717

Noninterest income
Service charges and fees	4,001	2,836	7,232	4,978
Other	1,027	627	2,551	1,661
	5,028	3,463	9,783	6,639

Noninterest expense
Salaries and employee benefits	6,266	5,099	12,657	10,344
Occupancy and furniture and equipment expense	2,050	1,774	4,109	3,513
Other	4,363	3,549	8,619	6,840
	12,679	10,422	25,385	20,697

Income before income taxes	8,878	6,053	17,049	10,659

Provision for income taxes	3,395	2,339	6,470	4,010

Net income	$5,483	$3,714	$10,579	$6,649

Comprehensive income	$5,498	$3,732	$10,587	$6,554

Per share of common stock:
Basic earnings	$0.56	$0.49	$1.08	$0.87
Diluted earnings	$0.55	$0.48	$1.07	$0.86
Dividends	$0.12	$0.12	$0.24	$0.24

Weighted average shares outstanding:
Basic	9,785,936	7,650,884	9,778,288	7,649,982
Diluted	9,897,987	7,745,985	9,891,817	7,745,130

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2006
(Amounts in thousands, except share and per share data)

				Accumulated
				Other	Total
		Additional		Compre-	Share-
	Common	Paid-in	Retained	hensive	holders’
	Stock	Capital	Earnings	Loss	Equity
	(Unaudited)
Balance, January 1, 2006	$19,533	$70,700	$78,158	$(370)	$168,021

Issuance of 21,809 shares under stock option plan	44	400	—	—	444
Stock-based compensation	—	185	—	—	185
Dividends paid ($.24 per share)	—	—	(2,348)	—	(2,348)
Comprehensive income:
Net income	—	—	10,579	—	10,579
Change in unrealized gains (losses), net of taxes	—	—	—	8	8
Total comprehensive income					10,587

Balance, June 30, 2006	$19,577	$71,285	$86,389	$(362)	$176,889

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(Amounts in thousands)

	June 30,	June 30,
	2006	2005
	(Unaudited)

Cash flows from operating activities
Net income	$10,579	$6,649
Adjustments to reconcile net income to net cash provided from operating activities
Provision for loan losses	2,308	2,682
Depreciation and amortization	2,077	1,763
Security amortization and accretion, net	(9)	9
Loss on sale of securities	8	—
FHLB stock dividends	(165)	(128)
Net gain on sale of mortgage loans	(391)	(207)
Originations of mortgage loans held for sale	(29,924)	(16,755)
Proceeds from sales of mortgage loans	30,947	17,056
Increase in cash surrender value of life insurance	(391)	(289)
Net (gain) loss from sales of fixed assets	(2)	19
Stock compensation expense	185	—
Net (gain) loss on other real estate and repossessed assets	(148)	26
Deferred tax benefit	(874)	(797)
Net changes:
Other assets	(492)	(1,076)
Accrued interest payable and other liabilities	(2,724)	(5,327)
Net cash provided from operating activities	10,984	3,625

Cash flows from investing activities
Purchase of securities available for sale	(5,948)	(16,860)
Proceeds from sale of securities available for sale	985	—
Proceeds from maturities of securities held for sale	9,386	800
Proceeds from maturities of securities held to maturity	640	902
Purchase of life insurance	(41)	(1,450)
Net change in loans	(62,387)	(115,364)
Proceeds from sale of other real estate	2,571	1,259
Proceeds from sale of fixed assets	23	8
Improvements to other real estate	(47)	—
Premises and equipment expenditures	(4,308)	(1,196)
Net cash used in investing activities	(59,126)	(131,901)

Cash flows from financing activities
Net change in deposits	(12,273)	150,413
Net change in federal funds purchased and repurchase agreements agreements	33,635	2,558
Proceeds from notes payable	195,900	161,255
Proceeds from subordinated debentures	—	3,093
Repayments of notes payable	(177,765)	(175,969)
Dividends paid	(2,348)	(1,837)
Proceeds from issuance of common stock	444	51

Net cash provided from financing activities	37,593	139,564

Net change in cash and cash equivalents	(10,549)	11,288
Cash and cash equivalents, beginning of year	74,523	70,648
Cash and cash equivalents, end of period	$63,974	$81,936

Supplemental disclosures — cash and noncash
Interest paid	$20,136	$11,842
Income taxes paid	7,162	3,275
Loans converted to other real estate	3,121	2,570
Unrealized gain (loss) on available for sale securities, net of tax	8	(95)

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

Unaudited

(Amounts in thousands, except share and per share data)

NOTE 1 — PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements of Greene County Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Greene County Bank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain amounts from prior period financial statements have been reclassified to conform to the current year’s presentation.  These reclassifications had no effect on net income or shareholders’ equity as previously reported.

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

The Company maintains a 2004 Long-Term Incentive Plan, whereby a maximum of 500,000 shares of common stock may be issued to directors and employees of the Company and the Bank.  The Plan provides for the issuance of awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, deferred share units and performance awards.  Stock options granted under the Plan are typically granted at exercise prices equal to the fair market value of the Company’s common stock on the date of grant and typically have terms of ten years and vest at an annual rate of 20%.  At June 30, 2006, 342,798 shares remained available for future grant.  The compensation cost that has been charged against income for this plan was approximately $93,000 and $185,000 for the three and six months ended June 30, 2006, respectively.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.  No options were granted during the quarters ended June 30, 2006 and 2005. The Company granted 90,261 and 71,228 of stock options for the quarters ended March 31, 2006 and 2005, respectively, with a fair value of $8.90 and $7.12, respectively, for each option.

The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant.  Expected volatility is based upon the historical volatility of the Company’s common stock based upon prior years trading history.  The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees in the quarters ended March 31, 2006 and 2005, respectively.  No options were granted during the quarters ended June 30, 2006 and 2005.

	2006	2005
Risk-free interest rate	4.57%	4.20%
Volatility	28.16%	23.30%
Expected life	8 years	8 years
Dividend yield	2.3%	2.3%

A summary of option activity under the stock option plan as of June 30, 2006 and changes during the six month period ended June 30, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of year	396,910	$21.65
Granted	90,261	28.90
Exercised	(21,809)	20.38
Forfeited	(8,237)	28.26

Outstanding at June 30, 2006	457,125	$23.02	6.3 years	$3,661

Options exercisable at June 30, 2006	271,734	$20.89	5.0 years	$2,768

The total aggregate intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options) exercised during the six months ended June 30, 2006 and 2005, was $196 and $40 respectively. The total fair value of shares vesting during the six months ended June 30, 2006 and 2005, was $185 and $214, respectively. As of June 30, 2006, there was $1,210 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.9 years.

During the six months ended June 30, 2006, the amount of cash received from the exercise of stock options was $444.

The adoption of SFAS No. 123R and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS No. 123 and the intrinsic value method for compensation cost allowed by APB 25. The effect (increase/(decrease) of the adoption of SFAS No. 123R is as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Income before income tax expense	$(93)	$(185)
Net income	$(93)	$(185)

Basic earnings per common share	$(0.01)	$(0.02)
Diluted earnings per share	$(0.01)	$(0.02)

The following illustrates the effect on net income available to common shareholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the prior year’s three months and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income:
As reported	$3,714	$6,649
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4	7
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of tax	(40)	(90)

Pro forma	$3,678	$6,526

Earnings per common share:
As reported	$0.49	$0.87
Pro forma	$0.48	$0.85

Diluted earnings per common share:
As reported	$0.48	$0.86
Pro forma	$0.47	$0.84

NOTE 3 — LOANS (Net)

Loans at June 30, 2006 and December 31, 2005 were as follows:

	June 30,	December 31,
	2006	2005

Commercial	$266,416	$245,285
Commercial real estate	794,090	729,254
Residential real estate	300,298	319,797
Consumer	85,526	90,682
Other	2,458	3,476
Unearned interest	(10,853)	(9,852)
Loans, net of unearned interest	$1,437,935	$1,378,642

Allowance for loan losses	$(20,834)	$(19,739)

Transactions in the allowance for loan losses and certain information about nonaccrual loans and loans 90 days past due but still accruing interest for the six months ended June 30, 2006 and twelve months ended December 31, 2005 were as follows:

	June 30, 2006	December 31, 2005

Balance at beginning of year	$19,739	$15,721
Add (deduct):
Reserve acquired in acquisition	—	1,467
Provision	2,308	6,365
Loans charged off	(1,813)	(5,583)
Recoveries of loans charged off	600	1,769
Ending balance	$20,834	$19,739

	June 30, 2006	December 31, 2005

Loans past due 90 days still on accrual	$65	$809
Nonaccrual loans	4,816	5,915
Total	$4,881	$6,724

NOTE 4 — EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Stock options are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the three and six months ended June 30, 2006, 30,485 options are excluded from the effect of dilutive securities because they are anti-dilutive; 60,185 options are similarly excluded from the effect of dilutive securities for the three and six months ended June 30, 2005.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006		2005
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income available to common shareholders	$5,483	9,785,936	$3,714	7,650,884

Effect of dilutive securities
Stock options outstanding	—	112,051	—	95,101

Diluted EPS
Income available to common shareholders plus assumed conversions	$5,483	9,897,987	$3,714	7,745,985

	Six Months Ended June 30,
	2006		2005
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income available to common shareholders	$10,579	9,778,288	$6,649	7,649,982

Effect of dilutive securities
Stock options outstanding	—	113,529	—	95,148

Diluted EPS
Income available to common shareholders plus assumed conversions	$10,579	9,891,817	$6,649	7,745,130

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

Three months ended June 30, 2006	Bank	Other Segments	Holding Company	Eliminations	Totals

Net interest income (expense)	$16,626	$1,423	$(276)	$—	$17,773
Provision for loan losses	999	245	—	—	1,244
Noninterest income	4,583	629	45	(229)	5,028
Noninterest expense	11,514	1,199	195	(229)	12,679
Income tax expense (benefit)	3,342	238	(185)	—	3,395
Segment profit	$5,354	$370	$(241)	$—	$5,483

Segment assets at June 30, 2006	$1,629,798	$31,544	$4,288	$—	$1,665,630

Three months ended June 30, 2005	Bank	Other Segments	Holding Company	Eliminations	Totals

Net interest income (expense)	$12,698	$1,547	$(173)	$—	$14,072
Provision for loan losses	738	322	—	—	1,060
Noninterest income	3,163	516	6	(222)	3,463
Noninterest expense	9,389	1,086	169	(222)	10,422
Income tax expense (benefit)	2,212	257	(130)	—	2,339
Segment profit	$3,522	$398	$(206)	$—	$3,714

Segment assets at June 30, 2005	$1,340,531	$31,272	$2,391	$—	$1,374,194

Six months ended June 30, 2006	Bank	Other Segments	Holding Company	Eliminations	Totals

Net interest income (expense)	$32,642	$2,852	$(535)	$—	$34,959
Provision for loan losses	1,841	467	—	—	2,308
Noninterest income	8,913	1,078	242	(450)	9,783
Noninterest expense	23,213	2,310	312	(450)	25,385
Income tax expense (benefit)	6,334	452	(316)	—	6,470
Segment profit	$10,167	$701	$(289)	$—	$10,579

Six months ended June 30, 2005	Bank	Other Segments	Holding Company	Eliminations	Totals

Net interest income (expense)	$24,687	$3,024	$(312)	$—	$27,399
Provision for loan losses	2,027	655	—	—	2,682
Noninterest income	5,943	918	189	(411)	6,639
Noninterest expense	18,627	2,184	297	(411)	20,697
Income tax expense (benefit)	3,789	433	(212)	—	4,010
Segment profit	$6,187	$670	$(208)	$—	$6,649

Asset Quality Ratios

As of and for the period ended June 30, 2006	Bank	Other	Total

Nonperforming loans as a percentage of total loans net of unearned income	0.31%	1.32%	0.34%
Nonperforming assets as a percentage of total assets	0.43%	1.95%	0.47%
Allowance for loan losses as a percentage of total loans net of unearned income	1.28%	7.90%	1.45%
Allowance for loan losses as a percentage of nonperforming loans	410.68%	569.70%	426.84
YTD Annualized net charge-offs to average total loans, net of unearned income	0.12%	2.52%	0.17%

As of and for the period ended June 30, 2005	Bank	Other	Total

Nonperforming loans as a percentage of total loans net of unearned income	0.59%	1.29%	0.62%
Nonperforming assets as a percentage of total assets	0.64%	1.97%	0.69%
Allowance for loan losses as a percentage of total loans net unearned income	1.25%	7.71%	1.46%
Allowance for loan losses as a percentage of nonperforming loans	213.91%	595.64%	235.95%
YTD Annualized net charge-offs to average total loans, net of unearned income	0.16%	4.19%	0.27%

As of and for the year ended December 31, 2005	Bank	Other	Total

Nonperforming loans as a percentage of total loans net of unearned income	0.45%	1.68%	0.49%
Nonperforming assets as a percentage of total assets	0.59%	2.37%	0.65%
Allowance for loan losses as a percentage of total loans net unearned income	1.26%	7.89%	1.43%
Allowance for loan losses as a percentage of nonperforming loans	278.65%	470.69%	293.56%
Net charge-offs to average total loans, net of unearned income	0.21%	4.22%	0.32%

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

ITEM 2.                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “may,” “could,” “would,” “should,” “estimate,” “expect,” “intend,” “seek,” or similar expressions.  These forward-looking statements may address, among other things, the Company’s business plans, objectives or goal for future operations or expansion, the Company’s forecasted revenues, earnings, assets or other measures of performance, or estimates of risks and future costs and benefits.  Although these statements reflect the Company’s good faith belief based on current expectations, estimates and projections, they are subject to risks, uncertainties and assumptions and are not guarantees of future performance.  Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, the following:

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

On November 15, 2004 the Company established banking operations in Nashville, Tennessee, with the opening of its first full-service branch of Middle Tennessee Bank & Trust, which, like all of the Bank’s bank brands, operates within the Bank’s structure.  This branch in Davidson County, Tennessee expanded the Company’s presence in the Middle Tennessee market and helped fill in the market between Sumner and Rutherford Counties.  At June 30, 2006, the Bank had three Middle Tennessee Bank & Trust branches in the Nashville area.

The Company opened a branch in Knoxville, Tennessee in late 2003 and expects to open its second branch in that city during 2006.

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

The Bank focuses its lending efforts predominately on individuals and small to medium-sized businesses while it generates deposits primarily from individuals in its local communities. To aid in deposit generation efforts, the Bank offers its customers extended hours of operation during the week as well as Saturday banking. The Bank also offers free online banking and in the beginning of 2005 established its High Performance Checking Program which has allowed it to continue to generate a significant number of core transaction accounts with significant balances.

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

Overview

The Company’s results of operations for the three and six months ended June 30, 2006, compared to the same period in 2005, reflected an increase in net interest income due primarily to organic loan growth, higher interest rates as a result of actions from the Federal Open Market Committee (“FOMC”) and the Company’s continued expansion initiatives, including the Clarksville transaction in the fourth quarter of 2005.  This increase in net interest income was offset, in part, by increases in noninterest expense from Company’s expansion initiatives.

Reflecting improved credit quality offset in part by strong loan growth the Company’s provision for loan losses decreased for the six months ended June 30, 2006 as compared to the same period in 2005. The provision for loan loss for the three months ended June 30, 2006 increased by $184 from the same period in 2005, reflecting strong loan growth offset in part by improved credit quality.

The Company’s net interest margin for the quarter and six months ended June 30, 2006 increased from the same periods in 2005, primarily as a result of the asset sensitivity of the Company and increases by the FOMC in key rates, as well as continued optimization of funding costs.

At June 30, 2006, the Company had total consolidated assets of approximately $1,665,630, total consolidated deposits of approximately $1,283,606, total consolidated loans, net of unearned interest, of approximately $1,437,935, and total consolidated shareholders’ equity of approximately $176,889.  The Company’s annualized return on average shareholders’ equity for the three and six months ended June 30, 2006, was 12.43% and 12.15%, respectively, and its return on average total assets for the same periods was 1.34% and 1.31%, respectively.  The Company expects that its total assets, total consolidated deposits, total consolidated loans, net of unearned interest and total shareholders’ equity will continue to increase over the remainder of 2006 as a result of its expansion efforts, including its branch expansions in the Middle Tennessee, Knoxville, and Clarksville markets.

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

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and the fair value of financial instruments and other accounts.  Based on management’s calculation, an allowance of $20,834, or 1.45%, of total loans, net of unearned interest, was an adequate estimate of losses within the loan portfolio as of June 30, 2006.  This estimate resulted in a provision for loan losses on the income statement of $1,244 and $2,308, respectively, for the three and six months ended June 30, 2006.  If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

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

Changes in Results of Operations

Net income.  Net income for the three months ended June 30, 2006 was $5,483 as compared to $3,714 for the same period in 2005. This increase of $1,769, or 47.63%, resulted primarily from a $3,701, or 26.30%, increase in net interest income reflecting principally increased volume of interest-earning assets arising primarily from the Company’s expansion initiatives and related growth in the loan portfolio. Offsetting this increase was a $2,257, or 21.66%, increase in total noninterest expense from $10,422 for the three months ended June 30, 2005 to $12,679 for the same period of 2006. This increase is also primarily attributable to the Company’s expansion initiatives, as discussed above.

Net income for the six months ended June 30, 2006 was $10,579 as compared to $6,649 for the same period in 2005.  The increase of $3,930, or 59.11%, reflects substantially the same trends that existed during the quarter ended June 30, 2006.

Net Interest Income.  The largest source of earnings for the Company is net interest income, which is the difference between interest earned on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of interest-earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. During the three months ended June 30, 2006, net interest income was $17,773 as compared to $14,072 for the same period in 2005, representing an increase of 26.30%.

The Company’s average balance for interest-earning assets increased 20.38% from $1,234,493 for the three months ended June 30, 2005 to $1,486,031 for the three months ended June 30, 2006. The Company experienced a 25.12% growth in average loan balances from $1,140,537 for the three months ended June 30, 2005 to $1,426,984 for the three months ended June 30, 2006. The growth in loans can be attributed to the Company’s expansion initiatives, including the Clarksville transaction, that occurred in the fourth quarter of 2005.

The Company’s average balance for interest bearing liabilities increased 17.60% from $1,095,925 for the three months ended June 30, 2005 to $1,288,822 for the first quarter ended June 30, 2006. The Company experienced a 13.09% growth in average interest bearing deposits from $999,911 for the three months ended June 30, 2005 to $1,130,840 for the three months ended June 30, 2006. The Company’s expansion initiatives, including the Clarksville transaction, and the implementation of the High Performance Checking program, are the primary reasons for the growth in deposits.

The Company’s yield on loans (the largest component of interest-earning assets) increased by 83 basis points from the three months ended June 30, 2005 to the three months ended June 30, 2006. The increase was primarily a result of the increases by the FOMC in the discount rate as follows:

FOMC Meeting	Beginning		Ending
Date	Rate	Increase	Rate
May 3, 2005	2.75%	0.25%	3.00%
June 30, 2005	3.00%	0.25%	3.25%
August 9, 2005	3.25%	0.25%	3.50%
September 20, 2005	3.50%	0.25%	3.75%
November 1, 2005	3.75%	0.25%	4.00%
December 13, 2005	4.00%	0.25%	4.25%
January 31, 2006	4.25%	0.25%	4.50%
March 28, 2006	4.50%	0.25%	4.75%
May 10, 2006	4.75%	0.25%	5.00%
June 29, 2006	5.00%	0.25%	5.25%

The Company’s cost of interest-bearing liabilities increased by 91 basis points from the three months ended June 30, 2005 to the three months ended June 30, 2006. The cost of raising deposits and other borrowed funds are influenced by both local market conditions as well as FOMC actions.  Management believes that these costs were prudently managed during this volatile interest rate cycle.

For the six months ended June 30, 2006, net interest income increased by $7,560, or 27.59%, to $34,959 from $27,399 for the same period in 2005, and the same trends outlined above with respect to the three months ended June 30, 2006 were observed.

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

	Three Months Ended
	June 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans(1)	$1,426,984	$27,781	7.81%	$1,140,537	$19,851	6.98%
Investment securities	54,571	649	4.77%	60,691	592	3.91%
Other short-term investments	4,476	59	5.29%	33,265	260	3.13%
Total interest-earning assets	$1,486,031	$28,489	7.69%	$1,234,493	$20,703	6.73%
Noninterest earning assets	146,520			104,107
Total assets	$1,632,551			$1,338,600

Interest-bearing liabilities:
Deposits:
Now accounts, money market and savings	$505,383	$2,680	2.13%	$401,441	$1,161	1.16%
Time deposits	625,457	5,967	3.83%	598,470	4,340	2.91%
Total interest-bearing deposits	$1,130,840	$8,647	3.07%	$999,911	$5,501	2.21%
Securities sold under repurchase agreements and short-term borrowings	34,783	397	4.58%	15,014	95	2.54%
Notes payable	109,796	1,414	5.17%	70,656	879	4.99%
Subordinated debentures	13,403	258	7.72%	10,344	156	6.05%
Total interest-bearing liabilities	$1,288,822	$10,716	3.34%	$1,095,925	$6,631	2.43%

Noninterest bearing liabilities:
Demand deposits	148,937			116,436
Other liabilities	18,396			12,942
Total noninterest bearing liabilities	167,333			129,378
Total liabilities	1,456,155			1,225,303
Shareholders’ equity	176,396			113,297
Total liabilities and shareholders’ equity	$1,632,551			$1,338,600

Net interest income		$17,773			$14,072

Interest rate spread			4.35%			4.30%

Net yield on interest-earning assets			4.80%			4.57%

(1)             Average loan balances included nonaccrual loans.  Interest income collected on nonaccrual loans has been included.

	Six Months Ended
	June 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans(1)	$1,409,788	$53,881	7.71%	$1,110,231	$37,930	6.89%
Investment securities	55,503	1,280	4.65%	55,874	1,065	3.84%
Other short-term investments	3,928	95	4.88%	33,694	443	2.65%
Total interest-earning assets	$1,469,219	$55,256	7.58%	$1,199,799	$39,438	6.63%
Noninterest earning assets	146,829			103,339
Total assets	$1,616,048			$1,303,138

Interest-bearing liabilities:
Deposits:
Now accounts, money market and savings	$513,060	$5,256	2.07%	$395,246	$2,027	1.03%
Time deposits	625,750	11,433	3.68%	561,428	7,736	2.78%
Total interest-bearing deposits	$1,138,810	$16,689	2.96%	$956,674	$9,763	2.06%
Securities sold under repurchase agreements and short-term borrowings	28,267	604	4.31%	16,712	184	2.22%
Notes payable	99,071	2,504	5.10%	76,413	1,797	4.74%
Subordinated debentures	13,403	500	7.52%	10,327	295	5.76%
Total interest-bearing liabilities	$1,279,551	$20,297	3.20%	$1,060,126	$12,039	2.29%
Noninterest bearing liabilities:
Demand deposits	144,515			116,644
Other liabilities	17,856			14,235
Total noninterest bearing liabilities	162,371			130,879
Total liabilities	1,441,922			1,191,005
Shareholders’ equity	174,126			112,133
Total liabilities and shareholders’ equity	$1,616,048			$1,303,138

Net interest income		$34,959			$27,399

Interest rate spread			4.38%			4.34%

Net yield on interest-earning assets			4.80%			4.61%

(1)             Average loan balances included nonaccrual loans.  Interest income collected on nonaccrual loans has been included.

Provision for Loan Losses.  During the three and six month periods ended June 30, 2006, loan charge-offs were $790 and $1,813, respectively, and recoveries of charged-off loans were $297 and $600, respectively. The Company’s provision for loan losses increased by $184, or 17.36%, to $1,244 for the three months ended June 30, 2006, as compared to $1,060 for the same periods in 2005. For the six months ended June 30, 2006 the provision decreased by $374, or 13.94%, to $2,308 from $2,682 for the six months ended June 30, 2005. The Company’s allowance for loan losses increased by $1,095 to $20,834 at June 30, 2006 from $19,739 at December 31, 2005, while the ratio of the allowance for loan losses to total loans, net of unearned income, remained relatively constant at 1.45% at June 30, 2006 compared to 1.43% and 1.46% at December 31, 2005 and June 30, 2005, respectively. As of June 30, 2006, indicators of credit quality, as discussed below, have improved compared to December 31, 2005 and June 30, 2005. Management continually evaluates the Company’s credit policies and procedures for effective risks and controls management.  The Company’s trend in asset quality improvement is attributable to improved underwriting policies and management controls.  The ratio of allowance for loan losses to nonperforming loans was 426.84%, 296.56% and 235.95% at June 30, 2006, December 31, 2005 and June 30, 2005, respectively, and the ratio of nonperforming assets to total assets was 0.47%, 0.65% and 0.69% at June 30, 2006, December 31, 2005 and June 30, 2005, respectively. The ratio of nonperforming loans to total loans, net of unearned interest, was 0.34%, 0.49% and 0.62% at June 30, 2006, December 31, 2005 and June 30, 2005, respectively.  Within the Bank, the Company’s largest subsidiary, the ratio of nonperforming assets to total assets was 0.43%, 0.59% and 0.64% at June 30, 2006, December 31, 2005 and June 30, 2005, respectively.

The Company’s year-to-date (“YTD”) annualized net charge-offs for June 30, 2006 were $2,426 compared to actual net charge-offs of $3,814 for the year ended December 31, 2005.  YTD annualized net charge-offs as a percentage of average loans improved from 0.27% for the six months ended June 30, 2005 to 0.17% for the six months ended June 30, 2006.  Net charge-offs as a percentage of average loans were 0.32% for the year ended December 31, 2005.  Within the Bank, annualized net charge-offs as a percentage of average loans fell slightly from 0.16% for the six months ended June 30, 2005 to 0.12% for the same period in 2006. Net charge-offs within the Bank as a percentage of average loans were 0.21% for the year ended December 31, 2005.  YTD annualized net charge-offs in the Bank for June 30, 2006 were $1,638 compared to actual net charge-offs of $2,490 for the year ended December 31, 2005.  YTD annualized net charge-offs in Superior Financial for June 30, 2006 were $143 compared to actual net charge-offs of $441 for the year ended December 31, 2005. YTD annualized net charge-offs in GCB Acceptance for June 30, 2006 were $645 compared to actual net charge-offs of $883 for the year ended December 31, 2005. At this point, management believes that total charge-offs for 2006 in Superior Financial and GBC Acceptance will slightly improve compared to 2005 charge-offs based on asset quality trends.

Based on the Company’s allowance for loan loss calculation and review of the loan portfolio, management believes the allowance for loan losses is adequate at June 30, 2006.  Management anticipates that the provision for loan losses during the third quarter of 2006 will be consistent with the second quarter of 2006 and also anticipates that the provision for loan losses for the entire year of 2006 may be less than the provision for 2005 if indicators of credit quality remain stabilized.  However, the provision for loan losses could increase for the entire year of 2006, as compared to 2005, if the Company’s loan growth continues at the rate experienced through the six months ended June 30, 2006.

Noninterest Income.  Income that is not related to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important supplement to the Company’s traditional method of earning income through interest rate spreads.

Total noninterest income for the three and six months ended June 30, 2006 was $5,028 and $9,783 as compared to $3,463 and $6,639, respectively, for the same periods in 2005. Service charges, commissions and fees remain the largest component of total noninterest income and increased from $2,836 and $4,978 for the three and six months, respectively, ended June 30, 2005 to $4,001 and $7,232, respectively, for the same periods in 2006. This increase primarily reflects additional service charges and NSF fees from deposit-related products stemming primarily from increased volume as a result of the Bank’s High Performance Checking Program introduced in the first quarter of 2005 and also its expansion efforts.  The Company believes that noninterest income will continue to improve over the second half of 2006 when compared to prior comparable periods as a result of the increased volume in deposits resulting from the Bank’s expansion efforts and its High Performance Checking Program.  In addition, other noninterest income increased by $400 and $890 to $1,027 and $2,551 for the three and six months ended June 30, 2006, respectively, from $627 and $1,661 for the same periods in 2005.  The increase is primarily attributable to increased fees from the sale of mutual funds and annuities, income from our check provider and a gain on the sale of foreclosed equipment.

Noninterest Expense.  Control of noninterest expense also is an important aspect in enhancing income. Noninterest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, FDIC assessment, etc. Total noninterest expense was $12,679 and $25,385 for the three and six months ended June 30, 2006 compared to $10,422 and $20,697 for the same periods in 2005. The $2,257, or 21.66%, increase in total noninterest expense for the three months ended June 30, 2006 compared to the same period of 2005 principally reflects increases in all expense categories primarily as a result of the Company’s expansion program as well as costs associated with the Bank’s High Performance Checking Program, which the Company expects will continue for the remainder of 2006. This program is designed to generate significant numbers and balances of core transaction accounts.

Similarly, the $4,688 or 22.65%, increase in total noninterest expense for the six months ended June 30, 2006 compared to the same period in 2005 reflects substantially the same trends that existed during the quarter ended June 30, 2006.

Personnel costs are the primary element of the Company’s noninterest expenses. For the three and six months ended June 30, 2006, salaries and benefits represented $6,266, or 49.42%, and $12,657, or 49.86%, respectively, of total noninterest expense. This was an increase of $1,167, or 22.89%, and $2,313, or 22.36%, respectively, from the $5,099 and $10,344 for the three and six months ended June 30, 2005.  Including Bank branches and non-bank office locations, the Company had 60 locations at June 30, 2006 and at December 31, 2005, as compared to 53 at June 30, 2005, and the number of full-time equivalent employees increased 25.05% from 487 at June 30, 2005 to 609 at June 30, 2006.  These increases in personnel costs, number of branches and employees are primarily the result of the Company’s expansion initiative and are expected to increase for the remainder of 2006 as a result of the Bank’s acquisition of five Clarksville, Tennessee branches from Old National Bank and continued expansion efforts in the Nashville area and Knoxville.

Effective January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment.” SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity incentives in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period).  The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R.  Accordingly, prior period amounts have not been restated.  Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.  The compensation cost that was charged against income for our stock option plans was $93 and $185 for the three and six month periods ended June 30, 2006.  The amount of compensation cost that would have been recognized for the three and six month periods ended June 30, 2005 if SFAS No. 123 had been adopted was $148 and $214.  The total compensation cost related to nonvested awards not yet recognized at June 30, 2006 is $1,210 which will be recognized over the weighted average period of approximately 2.9 years.  See “Note 2 — Stock Compensation” in the consolidated financial statements for further information.

The Company’s efficiency ratio improved from 60.81% at June 30, 2005 to 56.74% at June 30, 2006. The improvement in the efficiency ratio is a result of the higher level of earnings generated given the current operating infrastructure in place in the six month period ended June 30, 2006 versus the higher initial start up costs incurred in the six month period ended June 30, 2005 relating to the company’s High Performance Checking promotion plus the initial costs incurred in expanding the company’s presence in Middle Tennessee.  The efficiency ratio illustrates how much it cost the Company to generate revenue; for example, it cost the Company 56.74 cents to generate one dollar of revenue for the six months ended June 30, 2006.

Income Taxes.  The effective income tax rate for the three and six months ended June 30, 2006 was 38.24% and 37.95%, respectively, compared to 38.64% and 37.63% for the same periods in 2005.

Changes in Financial Condition

Total assets at June 30, 2006 were $1,665,630, an increase of $45,641, or 2.82%, from total assets of $1,619,989 at December 31, 2005. The increase in assets was primarily reflective of the $59,293, or 4.30%, increase in loans, net of unearned interest, and was funded by federal funds purchased, repurchase agreements and FHLB borrowings.

At June 30, 2006, loans, net of unearned interest were $1,437,935 compared to $1,378,642 at December 31, 2005, an increase of $59,293, or 4.30%, from December 31, 2005. The increase in loans during the first six months of 2006 primarily reflects an increase in commercial real estate loans and commercial loans.

Non-performing loans include non-accrual loans and loans 90 or more days past due. All loans that are 90 days past due are considered non-accrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Non-accrual loans that are 120 days past due without assurance of repayment are charged off against the allowance for loan losses. Nonaccrual loans and loans past due 90 days and still accruing decreased by $1,843, or 27.41%, during the six months ended June 30, 2006 to $4,881 from $6,724 at December 31, 2005.  At June 30, 2006, the ratio of the Company’s allowance for loan losses to non-performing assets (which include non-accrual loans) was 263.55%.

The Company maintains an investment portfolio to provide liquidity and earnings. Investments at June 30, 2006 with an amortized cost of $47,781 had a market value of $47,513. At December 31, 2005, investments with an amortized cost of $52,844 had a market value of $52,202. The decrease in investments from December 31, 2005 to June 30, 2006 results from the maturity of various securities that the Company decided not to reinvest.

Liquidity and Capital Resources

Liquidity.  Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s liquid assets include cash and due from banks, federal funds sold, investment securities and loans held for sale. Including securities pledged to collateralize municipal deposits, these assets represented 8.16% of the total liquidity base at June 30, 2006, as compared to 9.49% at December 31, 2005. The liquidity base is generally defined to include deposits, repurchase agreements, notes payable and subordinated debentures.  In addition, the Company maintains borrowing availability with the Federal Home Loan Bank of Cincinnati (“FHLB”) of approximating $10 at June 30, 2006. The Company also maintains federal funds lines of credit totaling $126,000 at nine correspondent banks, of which $100,000 was available at June 30, 2006. The Company believes it has sufficient liquidity to satisfy its current operating needs.

For the six months ended June 30, 2006, operating activities of the Company provided $10,984 of cash flows. Net income of $10,579 comprised a substantial portion of the cash generated from operations.  Cash flows from operating activities were also positively affected by various non-cash items, including (i) $2,308 in provision for loan losses, and (ii) $2,077 of depreciation and amortization. These increases in cash flows were offset by (i) $492 decrease in accrued interest payable and other liabilities, (ii) $2,724 increase in other assets, and (iii) deferred tax benefit of $874. In addition, the cash flows provided by the proceeds from sales of mortgage loans exceeded the cash flows used by the originations of mortgage loans held for sale by $1,023.

The Company’s net increase in loans used $62,397 in cash flows and was the primary component of the $59,126 in net cash used in investing activities for the six months ended June 30, 2006. In addition, the Company purchased $5,948 in investment securities available for sale. This was offset by (i) $985 in proceeds from the sale of investments securities available for sale (ii) $9,386 in proceeds from the maturities of investment securities available for sale, and (iii) $640 in proceeds from the maturities of securities held to maturity. Purchases of fixed asset additions, net of proceeds from sale of other real estate, used $1,737 in cash flows.

Proceeds from notes payable of $195,900 and increases in federal funds purchased and repurchase agreements of $33,635 were the primary source of cash flows from financing activities.  These cash flows were offset, in part, by the excess of repayments of notes payable in the amount of $177,765 and a decrease in deposits of $12,273. In addition, dividends paid in the amount of $2,348 further reduced the total net cash provided from financing activities.

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

Shareholders’ equity on June 30, 2006 was $176,889, an increase of $8,868, or 5.28%, from $168,021 on December 31, 2005. The increase in shareholders’ equity primarily reflected net income for the six months ended June 30, 2006 of $10,579 ($1.07 per share, assuming dilution). This increase was offset by quarterly dividend payments during the six months ended June 30, 2006 totaling $2,348 ($0.24 per share).

On September 18, 2002 the Company announced that its Board of Directors had authorized the repurchase of up to $2,000 of the Company’s outstanding shares of common stock beginning in October 2002. The repurchase plan was renewed by the Board of Directors in September 2003. On June 4, 2005 the Company announced that its Board of Directors had approved an increase in the amount authorized to be repurchased from $2,000 to $5,000. The repurchase plan is dependent upon market conditions. To date, the Company has purchased 25,700 shares at an aggregate cost of approximately $538 under this program, which was renewed by the Company’s Board of Directors on November 15, 2005. Unless extended, the repurchase program will terminate on the earlier to occur of the Company’s repurchase of the total authorized dollar amount of the Company’s common stock or December 1, 2006.

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

Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (“FRB”) and the Federal Deposit Insurance Corporation (the “FDIC”) require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items.  Under the guidelines, one of four risk weights is applied to the different on-balance sheet items.  Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of common equity, retained earnings, and a limited amount of qualifying perpetual preferred stock and trust preferred securities, net of goodwill and other intangible assets and accumulated other comprehensive income).  These guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. At June 30, 2006, the Bank and the Company each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements.  The table below sets forth the capital position of the Bank and the Company at June 30, 2006.

	Required	Required
	Minimum	to be
	Ratio	Well Capitalized	Bank	Company
Tier 1 risk-based capital	4.00%	6.00%	10.23%	10.30%
Total risk-based capital	8.00%	10.00%	11.48%	11.55%
Leverage Ratio	4.00%	5.00%	9.41%	9.49%

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

Off-Balance Sheet Arrangements

At June 30, 2006, the Company had outstanding unused lines of credit and standby letters of credit totaling $431,886 and unfunded loan commitments outstanding of $76,465.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, the Company has the ability to liquidate federal funds sold or securities available-for-sale or, on a short-term basis, to borrow any then available amounts from the FHLB and/or purchase Federal funds from other financial institutions.  At June 30, 2006, the Company had accommodations with upstream correspondent banks for unsecured federal funds lines.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.  The following table presents additional information about the Company’s off-balance sheet commitments as of June 30, 2006, which by their terms have contractual maturity dates subsequent to June 30, 2006:

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
Commitments to make loans — fixed	$29,529	$—	$—	$—	$29,529
Commitments to make loans — variable.	46,936	—	—	—	46,936
Unused lines of credit	273,190	74,462	5,659	46,129	399,440
Letters of credit	15,485	16,961	—	—	32,446
Total	$365,140	$91,423	$5,659	$46,129	$508,351

Disclosure of Contractual Obligations

In the ordinary course of operations, the Company enters into certain contractual obligations.  Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment.  The following table summarizes the Company’s significant fixed and determinable contractual obligations as of   June 30, 2006:

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
Deposits without a stated maturity	$648,131	$—	$—	$—	$648,131
Certificate of deposits	522,109	58,754	49,322	5,290	635,475
Repurchase agreements	25,133	—	—	—	25,133
FHLB advances and notes payable	60,778	791	55,344	6,368	123,281
Subordinated debentures	—	—	—	13,403	13,403
Operating lease obligations	593	757	279	283	1,912
Deferred compensation	495	1,356	—	1,062	2,913
Purchase obligations	45	—	—	—	45
Total	$1,257,284	$61,658	$104,945	$26,406	$1,450,293

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company’s Form 10-K for the year ended December 31, 2005.  No material changes in the assumptions used in preparing, or results obtained from, the model have occurred since December 31, 2005.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

The Company and its subsidiaries are subject to claims and suits arising in the ordinary course of business.  In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company’s results of operations.

Item 1A.         Risk Factors

There have been no material changes to our risk factors as previously described in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

The Company made no unregistered sales of its equity securities or repurchases of its common stock during the quarter ended June 30, 2006.

Item 3.            Defaults upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on April 26, 2006. The following proposals were considered by shareholders at the Annual Meeting:

Proposal 1 — Election of Directors
The following directors were re-elected:

	Votes
	For	Withheld	Broker Non-Votes
Martha M. Bachman	7,453,953	181,275	—
Charles S. Brooks	7,389,129	246,100	—
W.T. Daniels	7,439,086	196,142	—
Robin Haynes	7,525,808	109,420	—
Charles H. Whitfield, Jr.	7,386,305	248,923	—
Robert K. Leonard	7,494,835	140,394	—

The following directors will continue in office until the annual shareholders’ meeting for the year indicated:

Mr. Phil M. Bachman	2007
Mr. Terry Leonard	2007
Mr. Ronald E. Mayberry	2007
Mr. Kenneth R. Vaught	2007

Bruce Campbell	2008
Jerald K. Jaynes	2008
R. Stan Puckett	2008
John Tolsma	2008

Item 5.            Other Information

None.

Item 6.            Exhibits

Exhibit No. 31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-
14(a)

Exhibit No. 31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-
14(a)

Exhibit No. 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section
1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
2002

Exhibit No. 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section
1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Greene County Bancshares, Inc.
Registrant

Date: August 8, 2006	By:	/s/ R. Stan Puckett
R. Stan Puckett
Chairman of the Board and Chief Executive Officer
(Duly authorized representative)

Date: August 8, 2006		/s/ James E. Adams
James E. Adams
Senior Vice President, Chief Financial
Officer (Principal financial and accounting
officer) and Assistant Secretary