Form 10-Q
period 2006-09-30
GREENE COUNTY BANCSHARES INC
filed 2006-11-07
CIK 764402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one:)

Large accelerated filer ☐         Accelerated filer ☒         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  YES ☐         NO ☒

As of November 7, 2006, the number of shares outstanding of the issuer’s common stock was: 9,805,733.

PART 1 — FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of Greene County Bancshares, Inc. and its wholly owned subsidiaries are as follows:

Condensed Consolidated Balance Sheets — September 30, 2006 and December 31, 2005.

Condensed Consolidated Statements of Income and Comprehensive Income - For the three and nine months ended September 30, 2006 and 2005.

Condensed Consolidated Statement of Shareholders’ Equity — For the nine months ended September 30, 2006.

Condensed Consolidated Statements of Cash Flows - For the nine months ended September 30, 2006 and 2005.

Notes to Condensed Consolidated Financial Statements.

GREENE COUNTY BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2006 and December 31, 2005
(Amounts in thousands, except share and per share data)

	September 30, 2006	December 31, 2005*
	(Unaudited)
ASSETS
Cash and due from banks	$41,474	$46,136
Federal funds sold and other	28,004	28,387
Securities available for sale	43,142	48,868
Securities held to maturity (with a market value of $2,674 and $3,335)	2,690	3,379
FHLB, Bankers Bank and other stock, at cost	6,964	6,489
Loans held for sale	2,195	2,686
Loans, net of unearned interest	1,493,878	1,378,642
Allowance for loan losses	(21,616)	(19,739)
Premises and equipment, net	54,125	49,985
Goodwill and other intangible assets	38,811	39,622
Other assets	37,601	35,534
Total assets	$1,727,268	$1,619,989

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,242,810	$1,295,879
Federal funds purchased	75,000	-
Repurchase agreements	22,601	17,498
FHLB advances and notes payable	173,058	105,146
Subordinated debentures	13,403	13,403
Accrued interest payable and other liabilities	18,737	20,042
Total liabilities	1,545,609	1,451,968

Shareholders’ equity
Common stock: $2 par, 15,000,000 shares authorized, 9,796,349 and 9,766,336 shares outstanding	19,593	19,533
Additional paid-in capital	71,542	70,700
Retained earnings	90,723	78,158
Accumulated other comprehensive loss	(199)	(370)
Total shareholders’ equity	181,659	168,021
Total liabilities and shareholders’ equity	$1,727,268	$1,619,989

*  Condensed from audited consolidated financial statements.

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three and Nine Months Ended September 30, 2006 and 2005
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Interest income
Interest and fees on loans	$29,600	$21,335	$83,481	$59,265
Investment securities	752	626	2,032	1,691
Federal funds sold and other	15	154	110	597
	30,367	22,115	85,623	61,553
Interest expense
Deposits	8,828	6,285	25,517	16,048
Borrowings	3,009	1,282	6,617	3,558
	11,837	7,567	32,134	19,606

Net interest income	18,530	14,548	53,489	41,947

Provision for loan losses	1,661	1,704	3,969	4,386

Net interest income after provision for loan losses	16,869	12,844	49,520	37,561

Noninterest income
Service charges and fees	4,125	3,159	11,357	8,137
Other	1,066	637	3,617	2,298
	5,191	3,796	14,974	10,435

Noninterest expense
Salaries and employee benefits	6,768	5,366	19,425	15,710
Occupancy and furniture and equipment expense	2,046	1,821	6,155	5,334
Other	4,322	3,054	12,941	10,344
	13,136	10,691	38,521	31,388

Income before income taxes	8,924	5,949	25,973	16,608

Provision for income taxes	3,415	2,273	9,885	6,283

Net income	$5,509	$3,676	$16,088	$10,325

Comprehensive income	$5,672	$3,639	$16,259	$10,193

Per share of common stock:
Basic earnings	$0.56	$0.48	$1.64	$1.35
Diluted earnings	$0.56	$0.47	$1.63	$1.33
Dividends	$0.12	$0.12	$0.36	$0.36

Weighted average shares outstanding:
Basic	9,790,058	7,710,871	9,782,255	7,670,502
Diluted	9,900,396	7,805,458	9,893,417	7,765,343

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2006
(Amounts in thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Unaudited)

Balance, January 1, 2006	$19,533	$70,700	$78,158	$(370)	$168,021

Issuance of 30,013 shares under stock option plan	60	577	-	-	637
Stock-based compensation	-	265	-	-	265
Dividends paid ($.36 per share)	-	-	(3,523)	-	(3,523)
Comprehensive income:
Net income	-	-	16,088	-	16,088
Change in unrealized gains, net of taxes	-	-	-	171	171
Total comprehensive income					16,259

Balance, September 30, 2006	$19,593	$71,542	$90,723	$(199)	$181,659

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(Amounts in thousands)

	September 30, 2006	September 30, 2005
	(Unaudited)

Cash flows from operating activities
Net income	$16,088	$10,325
Adjustments to reconcile net income to net cash provided from operating activities:
Provision for loan losses	3,969	4,386
Depreciation and amortization	3,105	2,673
Security amortization and accretion, net	(25)	23
Loss on sale of securities	8	-
FHLB stock dividends	(250)	(196)
Net gain on sale of mortgage loans	(583)	(339)
Originations of mortgage loans held for sale	(45,459)	(29,234)
Proceeds from sales of mortgage loans	46,534	26,463
Increase in cash surrender value of life insurance	(575)	(426)
Net loss from sales of fixed assets	1	20
Stock compensation expense	265	-
Net (gain) loss on other real estate and repossessed assets	(129)	66
Deferred tax benefit	(1,391)	(1,227)
Net changes:
Other assets	(1,477)	(1,962)
Accrued interest payable and other liabilities	(1,306)	(1,891)
Net cash provided from operating activities	18,775	8,681

Cash flows from investing activities
Purchase of securities available for sale	(7,943)	(21,310)
Proceeds from sale of securities available for sale	1,100	-
Proceeds from maturities of securities held for sale	12,862	2,611
Proceeds from maturities of securities held to maturity	690	1,003
Purchase of life insurance	(41)	(3,657)
Net change in loans	(120,011)	(174,770)
Proceeds from sale of other real estate	3,944	2,088
Proceeds from sale of fixed assets	38	8
Improvements to other real estate	(47)	-
Premises and equipment expenditures	(6,473)	(2,857)
Net cash used in investing activities	(115,881)	(196,884)

Cash flows from financing activities
Net change in deposits	(53,068)	136,842
Net change in federal funds purchased and repurchase agreements agreements	80,103	(2,475)
Proceeds from FHLB advances and notes payable	304,270	214,757
Proceeds from subordinated debentures	-	3,093
Repayments of FHLB advances and notes payable	(236,358)	(229,737)
Dividends paid	(3,523)	(2,754)
Proceeds from issuance of common stock	637	44,150
Net cash provided from financing activities	92,061	163,876
Net change in cash and cash equivalents	(5,045)	(24,327)
Cash and cash equivalents, beginning of year	74,523	70,648
Cash and cash equivalents, end of period	$69,478	$46,321

Supplemental disclosures — cash and noncash
Interest paid	$31,825	$19,507
Income taxes paid	10,003	4,951
Loans converted to other real estate	4,148	4,816
Unrealized gain (loss) on available for sale securities, net of tax	171	(132)

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
Unaudited
(Amounts in thousands, except share and per share data)

NOTE 1 — PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements of Greene County Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Greene County Bank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain amounts from prior period financial statements have been reclassified to conform to the current year’s presentation.  These reclassifications had no effect on net income or shareholders’ equity as previously reported.

Note 2 — Stock Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the Financial Accounting Standards Board in December 2004.  SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation (“SFAS 123”),” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and its related interpretations. SFAS No. 123R  requires recognition of the cost of employee services received in exchange for an award of equity  instruments  in the  financial  statements over the  period the  employee  is  required  to perform  the  services in exchange for the award  (presumptively  the vesting period).  SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

The Company maintains a 2004 Long-Term Incentive Plan, whereby a maximum of 500,000 shares of common stock may be issued to directors and employees of the Company and the Bank.  The Plan provides for the issuance of awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, deferred share units and performance awards.  Stock options granted under the Plan are typically granted at exercise prices equal to the fair market value of the Company’s common stock on the date of grant and typically have terms of ten years and vest at an annual rate of 20%.  At September 30, 2006, 342,798 shares remained available for future grant.  The compensation cost that has been charged against income for this plan was approximately $81,000 and $265,000 for the three and nine months ended September 30, 2006, respectively.  The Company has not recorded a deferred tax liability associated with the stock options issued during 2006, as all options issued have been incentive stock options.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.  No options were granted during the quarters ended September 30, 2006 and 2005. The Company granted 90,261 and 71,228 stock options for the quarters ended March 31, 2006 and 2005, respectively, with a fair value of $8.90 and $7.12, respectively, for each option.

The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant.  Expected volatility is based upon the historical volatility of the Company’s common stock based upon prior year’s trading history.  The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on the date of grant. No post-vesting restrictions exist for these options. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees in the quarters ended March 31, 2006 and 2005, respectively.  No options were granted during the quarters ended September 30, 2006 and 2005.

	2006	2005
Risk-free interest rate	4.57%	4.20%
Volatility	28.16%	23.30%
Expected life	8 years	8 years
Dividend yield	2.3%	2.3%

A summary of option activity under the stock option plan as of September 30, 2006 and changes during the nine month period ended September 30, 2006 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	396,910	$21.65
Granted	90,261	28.90
Exercised	(30,013)	21.23
Forfeited	(8,237)	28.26

Outstanding at September 30, 2006	448,921	$23.01	6.1 years	$5,950

Options exercisable at September 30, 2006	263,530	$20.81	4.5 years	$4,018

The total aggregate intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options) exercised during the nine months ended September 30, 2006 and 2005, was $288 and $62 respectively. The total fair value of shares vesting during the nine months ended September 30, 2006 and 2005, was $265 and $279, respectively. As of September 30, 2006, there was $1,122 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.3 years.

During the nine months ended September 30, 2006, the amount of cash received from the exercise of stock options was $637.

The adoption of SFAS No. 123R and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS No. 123 and the intrinsic value method for compensation cost allowed by APB No. 25. The impact of the adoption of SFAS No. 123R is as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Income before income tax expense	$(81)	$(265)
Net income	$(81)	$(265)

Basic earnings per common share	$(0.01)	$(0.03)
Diluted earnings per share	$(0.01)	$(0.03)

The following illustrates the effect on net income available to common shareholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the three months and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income:
As reported	$3,676	$10,325
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4	11
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of tax	(40)	(170)

Pro forma	$3,640	$10,166

Earnings per common share:
As reported	$0.48	$1.35
Pro forma	$0.48	$1.35

Diluted earnings per common share:
As reported	$0.48	$1.33
Pro forma	$0.48	$1.31

NOTE 3 — LOANS

Loans at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006	December 31, 2005

Commercial	$260,709	$245,285
Commercial real estate	862,526	729,254
Residential real estate	287,529	319,797
Consumer	89,389	90,682
Other	4,757	3,476
Unearned interest	(11,032)	(9,852)
Loans, net of unearned interest	$1,493,878	$1,378,642

Allowance for loan losses	$(21,616)	$(19,739)

Transactions in the allowance for loan losses and certain information about nonaccrual loans and loans 90 days past due but still accruing interest for the nine months ended September 30, 2006 and twelve months ended December 31, 2005 were as follows:

	September 30, 2006	December 31, 2005

Balance at beginning of year	$19,739	$15,721
Add (deduct):
Reserve acquired in acquisition	—	1,467
Provision	3,969	6,365
Loans charged off	(3,134)	(5,583)
Recoveries of loans charged off	1,042	1,769
Ending balance	$21,616	$19,739

	September 30, 2006	December 31, 2005

Loans past due 90 days still on accrual	$65	$809
Nonaccrual loans	4,823	5,915
Total	$4,888	$6,724

NOTE 4 — EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Stock options are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the three and nine months ended September 30, 2005, 60,185 options were excluded from the effect of dilutive securities because they are anti-dilutive. For the three and nine months ended September 30, 2006, all options are included because the fair market value of the options exceeded the exercise price.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006		2005
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income available to common shareholders	$5,509	9,790,058	$3,676	7,710,871

Effect of dilutive securities
Stock options outstanding	—	110,338	—	94,587

Diluted EPS
Income available to common shareholders plus assumed conversions	$5,509	9,900,396	$3,676	7,805,458

	Nine Months Ended September 30,
	2006		2005
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Basic EPS
Income available to common shareholders	$16,088	9,782,255	$10,325	7,670,502

Effect of dilutive securities
Stock options outstanding	—	111,162	—	94,841

Diluted EPS
Income available to common shareholders plus assumed conversions	$16,088	9,893,417	$10,325	7,765,343

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

Three months ended September 30, 2006	Bank	Other Segments	Holding Company	Eliminations	Totals

Net interest income (expense)	$17,423	$1,400	$(293)	$—	$18,530
Provision for loan losses	1,347	314	—	—	1,661
Noninterest income	4,681	689	47	(226)	5,191
Noninterest expense	11,995	1,205	162	(226)	13,136
Income tax expense (benefit)	3,370	223	(178)	—	3,415
Segment profit	$5,392	$347	$(230)	$—	$5,509

Segment assets at September 30, 2006	$1,689,896	$32,872	$4,500	$—	$1,727,268

Three months ended September 30, 2005	Bank	Other Segments	Holding Company	Eliminations	Totals

Net interest income (expense)	$13,366	$1,410	$(228)	$—	$14,548
Provision for loan losses	1,408	296	—	—	1,704
Noninterest income	3,468	524	8	(204)	3,796
Noninterest expense	9,672	1,072	151	(204)	10,691
Income tax expense (benefit)	2,194	222	(143)	—	2,273
Segment profit	$3,560	$344	$(228)	$—	$3,676

Segment assets at September 30, 2005	$1,363,774	$30,229	$11,577	$—	$1,405,580

Nine months ended September 30, 2006	Bank	Other Segments	Holding Company	Eliminations	Totals

Net interest income (expense)	$50,065	$4,252	$(828)	$—	$53,489
Provision for loan losses	3,188	781	—	—	3,969
Noninterest income	13,594	1,767	289	(676)	14,974
Noninterest expense	35,208	3,515	474	(676)	38,521
Income tax expense (benefit)	9,704	675	(494)	—	9,885
Segment profit	$15,559	$1,048	$(519)	$—	$16,088

Nine months ended September 30, 2006	Bank	Other Segments	Holding Company	Eliminations	Totals

Net interest income (expense)	$38,053	$4,434	$(540)	$—	$41,947
Provision for loan losses	3,435	951	—	—	4,386
Noninterest income	9,411	1,442	197	(615)	10,435
Noninterest expense	28,299	3,256	448	(615)	31,388
Income tax expense (benefit)	5,983	655	(355)	—	6,283
Segment profit	$9,747	$1,014	$(436)	$—	$10,325

Asset Quality Ratios

As of and for the period ended September 30, 2006	Bank	Other	Total

Nonperforming loans as a percentage of total loans net of unearned income	0.29%	1.63%	0.33%
Nonperforming assets as a percentage of total assets	0.38%	2.02%	0.42%
Allowance for loan losses as a percentage of total loans net of unearned income	1.28%	7.92%	1.45%
Allowance for loan losses as a percentage of nonperforming loans	436.81%	486.49%	442.23%
YTD Annualized net charge-offs to average total loans, net of unearned income	0.14%	2.72%	0.20%

As of and for the period ended September 30, 2005	Bank	Other	Total

Nonperforming loans as a percentage of total loans net of unearned income	0.54%	1.69%	0.58%
Nonperforming assets as a percentage of total assets	0.70%	1.85%	0.78%
Allowance for loan losses as a percentage of total loans net unearned income	1.26%	7.92%	1.45%
Allowance for loan losses as a percentage of nonperforming loans	231.14%	468.86%	248.45%
YTD Annualized net charge-offs to average total loans, net of unearned income	0.17%	4.22%	0.29%

As of and for the year ended December 31, 2005	Bank	Other	Total

Nonperforming loans as a percentage of total loans net of unearned income	0.45%	1.68%	0.49%
Nonperforming assets as a percentage of total assets	0.59%	2.37%	0.65%
Allowance for loan losses as a percentage of total loans net unearned income	1.26%	7.89%	1.43%
Allowance for loan losses as a percentage of nonperforming loans	278.65%	470.69%	293.56%
Net charge-offs to average total loans, net of unearned income	0.21%	4.22%	0.32%

NOTE 6 — REVOLVING CREDIT AGREEMENT

On August 30, 2005, the Company entered into a revolving credit agreement with SunTrust Bank pursuant to which SunTrust agreed to loan the Company up to $35,000, with this amount being reduced to $15,000 after November 30, 2005.  This agreement was extended on August 30, 2006 and SunTrust’s obligation to make advances to the Company under the credit agreement terminates on August 31, 2007.  The fee for maintaining this credit agreement is 0.15% per annum on the unused portion of the commitment.

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

•                                          an insufficient allowance for loan losses as a result of changes in economic conditions that could adversely impact borrowers;

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

General

Greene County Bancshares, Inc. (the “Company”) is the bank holding company for Greene County Bank (the “Bank”), a Tennessee-chartered commercial bank that conducts the principal business of the Company.  The Company is the third largest bank holding company headquartered in Tennessee.  The Bank currently maintains a main office in Greeneville, Tennessee and 49 full-service bank branches primarily in East and Middle Tennessee.  In addition to its commercial banking operations, the Bank conducts separate businesses through its three wholly-owned subsidiaries: Superior Financial Services, Inc. (“Superior Financial”), a consumer finance company; GCB Acceptance Corporation (“GCB Acceptance”), a subprime automobile lending company; and Fairway Title Co., a title company formed in 1998. The Bank also operates a mortgage banking operation and a trust and money management function.

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

On November 15, 2004 the Company established banking operations in Nashville, Tennessee, with the opening of its first full-service branch of Middle Tennessee Bank & Trust, which, like all of the Bank’s bank brands, operates within the Bank’s structure.  This branch in Davidson County, Tennessee expanded the Company’s presence in the Middle Tennessee market and helped fill in the market between Sumner and Rutherford Counties.  At September 30, 2006, the Bank had three Middle Tennessee Bank & Trust branches in the Nashville area.

The Company opened a branch in Knoxville, Tennessee in late 2003 and expects to open its second branch in that city during the fourth quarter of 2006. The Company has also purchased land in Knox County and is planning to open a new branch during 2007 or 2008.

On December 10, 2004, the Company purchased three full-service branches from National Bank of Commerce located in Lawrence County Tennessee.  This purchase (“NBC transaction”) added to the Bank’s presence in Middle Tennessee.

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

The Bank focuses its lending efforts predominately on individuals and small to medium-sized businesses while it generates deposits primarily from individuals in its local communities. To aid in deposit generation efforts, the Bank offers its customers extended hours of operation during the week as well as Saturday banking. The Bank also offers free online banking and, in the beginning of 2005, established its High Performance Checking Program which has allowed it to continue to generate a significant number of core transaction accounts with significant balances.

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

Overview

The Company’s results of operations for the three and nine months ended September 30, 2006, compared to the same periods in 2005, reflected an increase in net interest income due primarily to organic loan growth, higher interest rates as a result of actions from the Federal Open Market Committee (“FOMC”) and the Company’s continued expansion initiatives, including the Clarksville transaction in the fourth quarter of 2005.  This increase in net interest income was offset, in part, by increases in noninterest expense from the Company’s expansion initiatives.

Reflecting improved credit quality offset in part by strong loan growth, the Company’s provision for loan losses decreased for the three and nine months, ended September 30, 2006 as compared to the same periods in 2005.

The Company’s net interest margin for the quarter and nine months ended September 30, 2006 increased from the same periods in 2005, primarily as a result of the asset sensitivity of the Company and increases by the FOMC in key rates, as well as continued optimization of funding costs.

At September 30, 2006, the Company had total consolidated assets of approximately $1,727,268, total consolidated deposits of approximately $1,242,810, total consolidated loans, net of unearned interest, of approximately $1,493,878, and total consolidated shareholders’ equity of approximately $181,659.  The Company’s annualized return on average shareholders’ equity for the three and nine months ended September 30, 2006, was 12.22% and 12.17%, respectively, and its return on average total assets for the same periods was 1.32% and 1.31%, respectively.  The Company expects that its total assets, total consolidated deposits, total consolidated loans, net of unearned interest and total shareholders’ equity will continue to increase over the remainder of 2006 as a result of its expansion efforts, including its branch expansions in the Middle Tennessee, Knoxville, and Clarksville markets.

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

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and the fair value of financial instruments and other accounts.  Based on management’s calculation, an allowance of $21,616, or 1.45%, of total loans, net of unearned interest, was an adequate estimate of losses within the loan portfolio as of September 30, 2006.  This estimate resulted in a provision for loan losses on the income statement of $1,661 and $3,969, respectively, for the three and nine months ended September 30, 2006.  If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

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

Changes in Results of Operations

Net income.  Net income for the three months ended September 30, 2006 was $5,509 as compared to $3,676 for the same period in 2005. This increase of $1,833, or 49.86%, resulted primarily from a $3,982, or 27.37%, increase in net interest income reflecting principally increased volume of interest-earning assets arising primarily from the Company’s expansion initiatives and related growth in the loan portfolio. Offsetting this increase was a $2,445, or 22.87%, increase in total noninterest expense from $10,691 for the three months ended September 30, 2005 to $13,136 for the same period of 2006. This increase is also primarily attributable to the Company’s expansion initiatives, as discussed above.

Net income for the nine months ended September 30, 2006 was $16,088 as compared to $10,325 for the same period in 2005.  The increase of $5,763, or 55.82%, reflects substantially the same trends that existed during the quarter ended September 30, 2006.

Net Interest Income.  The largest source of earnings for the Company is net interest income, which is the difference between interest earned on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and yields of interest-earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. During the three months ended September 30, 2006, net interest income was $18,530 as compared to $14,548 for the same period in 2005, representing an increase of 27.37%.

The Company’s average balance for interest-earning assets increased 19.73% from $1,271,835 for the three months ended September 30, 2005 to $1,522,750 for the three months ended September 30, 2006. The Company experienced a 22.97% growth in average loan balances from $1,190,852 for the three months ended September 30, 2005 to $1,464,356 for the three months ended September 30, 2006. The growth in loans can be attributed to the Company’s expansion initiatives, including the Clarksville transaction, that occurred in the fourth quarter of 2005.

The Company’s average balance for interest bearing liabilities increased 17.42% from $1,123,275 for the three months ended September 30, 2005 to $1,318,931 for the three months ended September 30, 2006. The Company experienced a 7.77% growth in average interest bearing deposits from $1,018,231 for the three months ended September 30, 2005 to $1,097,370 for the three months ended September 30, 2006. The Company’s expansion initiatives, including the Clarksville transaction, and the implementation of the High Performance Checking program, are the primary reasons for the growth in deposits.

The Company’s yield on loans (the largest component of interest-earning assets) increased by 91 basis points from the three months ended September 30, 2005 to the three months ended September 30, 2006. The increase was primarily a result of the increases by the FOMC in the discount rate as follows:

FOMC Meeting	Beginning		Ending
Date	Rate	Increase	Rate
August 9, 2005	3.25%	0.25%	3.50%
September 20, 2005	3.50%	0.25%	3.75%
November 1, 2005	3.75%	0.25%	4.00%
December 13, 2005	4.00%	0.25%	4.25%
January 31, 2006	4.25%	0.25%	4.50%
March 28, 2006	4.50%	0.25%	4.75%
May 10, 2006	4.75%	0.25%	5.00%
June 29, 2006	5.00%	0.25%	5.25%
August 8, 2006	5.25%	0.00%	5.25%
September 20, 2006	5.25%	0.00%	5.25%

The Company’s cost of interest-bearing liabilities increased by 89 basis points from the three months ended September 30, 2005 to the three months ended September 30, 2006. The cost of raising deposits and other borrowed funds are influenced by both local market conditions as well as FOMC actions.  Management believes that these costs were prudently managed during this volatile interest rate cycle.

For the nine months ended September 30, 2006, net interest income increased by $11,542, or 27.52%, to $53,489, from $41,947 for the same period in 2005, and the same trends outlined above with respect to the three months ended September 30, 2006 were observed.

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

	Three Months Ended
	September 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans(1)	$1,464,356	$29,600	8.02%	$1,190,852	$21,335	7.11%
Investment securities	57,226	752	5.21%	62,860	626	3.95%
Other short-term investments	1,168	15	5.10%	18,123	154	3.37%
Total interest-earning assets	$1,522,750	$30,367	7.91%	$1,271,835	$22,115	6.90%
Noninterest earning assets	148,418			104,047
Total assets	$1,671,168			$1,375,882

Interest-bearing liabilities:
Deposits:
Now accounts, money market and savings	$467,112	$2,447	2.08%	$406,431	$1,449	1.41%
Time deposits	630,258	6,381	4.02%	611,800	4,836	3.14%
Total interest-bearing deposits	$1,097,370	$8,828	3.19%	$1,018,231	$6,285	2.45%
Securities sold under repurchase agreements and short-term borrowings	42,775	531	4.93%	13,551	98	2.87%
FHLB advances and notes payable	165,383	2,202	5.28%	78,090	974	4.95%
Subordinated debentures	13,403	276	8.17%	13,403	210	6.22%
Total interest-bearing liabilities	$1,318,931	$11,837	3.56%	$1,123,275	$7,567	2.67%

Noninterest bearing liabilities:
Demand deposits	152,035			120,460
Other liabilities	19,868			14,686
Total noninterest bearing liabilities	171,903			135,146
Total liabilities	1,490,834			1,258,421
Shareholders’ equity	180,334			117,461
Total liabilities and shareholders’ equity	$1,671,168			$1,375,882

Net interest income		$18,530			$14,548

Interest rate spread			4.35%			4.23%

Net yield on interest-earning assets			4.83%			4.54%

1 Average loan balances included nonaccrual loans.  Interest income collected on nonaccrual loans has been included.

	Nine Months Ended
	September 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans(1)	$1,428,177	$83,481	7.82%	$1,137,400	$59,265	6.97%
Investment securities	56,084	2,032	4.84%	58,229	1,691	3.88%
Other short-term investments	2,998	110	4.91%	28,446	597	2.81%
Total interest-earning assets	$1,487,259	$85,623	7.70%	$1,224,075	$61,553	6.72%
Noninterest earning assets	147,364			103,577
Total assets	$1,634,623			$1,327,652

Interest-bearing liabilities:
Deposits:
Now accounts, money market and savings	$497,576	$7,703	2.07%	$399,016	$3,476	1.16%
Time deposits	627,269	17,814	3.80%	578,403	12,572	2.91%
Total interest-bearing deposits	$1,124,845	$25,517	3.03%	$977,419	$16,048	2.20%
Securities sold under repurchase agreements and short-term borrowings	33,156	1,135	4.58%	15,646	282	2.41%
FHLB advances and notes payable	121,417	4,706	5.18%	76,978	2,771	4.81%
Subordinated debentures	13,403	776	7.74%	11,364	505	5.94%
Total interest-bearing liabilities	$1,292,821	$32,134	3.32%	$1,081,407	$19,606	2.42%

Noninterest bearing liabilities:
Demand deposits	147,049			117,930
Other liabilities	18,535			14,387
Total noninterest bearing liabilities	165,584			132,317
Total liabilities	1,458,405			1,213,724
Shareholders’ equity	176,218			113,928
Total liabilities and shareholders’ equity	$1,634,623			$1,327,652

Net interest income		$53,489			$41,947

Interest rate spread			4.37%			4.30%

Net yield on interest-earning assets			4.81%			4.58%

1 Average loan balances included nonaccrual loans.  Interest income collected on nonaccrual loans has been included.

Provision for Loan Losses.  During the three and nine month periods ended September 30, 2006, loan charge-offs were $1,321 and $3,134, respectively, and recoveries of charged-off loans were $442 and $1,042, respectively. The Company’s provision for loan losses decreased by $43, or 2.52%, to $1,661 for the three months ended September 30, 2006, as compared to $1,704 for the same period in 2005. For the nine months ended September 30, 2006, the provision decreased by $417, or 9.51%, to $3,969 from $4,386 for the nine months ended September 30, 2005. The Company’s allowance for loan losses increased by $1,877 to $21,616 at September 30, 2006, from $19,739 at December 31, 2005, while the ratio of the allowance for loan losses to total loans, net of unearned income, remained relatively constant at 1.45% at September 30, 2006 compared to 1.43% and 1.45% at December 31, 2005 and September 30, 2005, respectively. As of September 30, 2006, indicators of credit quality, as discussed below, have improved compared to December 31, 2005 and September 30, 2005. Management continually evaluates the Company’s credit policies and procedures for effective risks and controls management.  The Company’s trend in asset quality improvement is attributable to improved underwriting policies and management controls.  The ratio of allowance for loan losses to nonperforming loans was 442.23%, 293.56% and 248.45% at September 30, 2006, December 31, 2005 and September 30, 2005, respectively, and the ratio of nonperforming assets to total assets was 0.42%, 0.65% and 0.75% at September 30, 2006, December 31, 2005 and September 30, 2005, respectively. The ratio of nonperforming loans to total loans, net of unearned interest, was 0.33%, 0.49% and 0.58% at September 30, 2006, December 31, 2005 and September 30, 2005, respectively.  Within the Bank, the Company’s largest subsidiary, the ratio of nonperforming assets to total assets was 0.38%, 0.59% and 0.70% at September 30, 2006, December 31, 2005 and September 30, 2005, respectively.

The Company’s year-to-date (“YTD”) annualized net charge-offs for September 30, 2006 were $2,789 compared to actual net charge-offs of $3,814 for the year ended December 31, 2005.  YTD annualized net charge-offs as a percentage of average loans improved from 0.29% for the nine months ended September 30, 2005 to 0.20% for the nine months ended September 30, 2006.  Net charge-offs as a percentage of average loans were 0.32% for the year ended December 31, 2005.  Within the Bank, annualized net charge-offs as a percentage of average loans fell slightly from 0.17% for the nine months ended September 30, 2005 to 0.14% for the same period in 2006. Net charge-offs within the Bank as a percentage of average loans were 0.21% for the year ended December 31, 2005.  YTD annualized net charge-offs in the Bank for September 30, 2006 were $1,931 compared to actual net charge-offs of $2,490 for the year ended December 31, 2005.  YTD annualized net charge-offs in Superior Financial for September 30, 2006 were $143 compared to actual net charge-offs of $441 for the year ended December 31, 2005. YTD annualized net charge-offs in GCB Acceptance for September 30, 2006 were $716 compared to actual net charge-offs of $883 for the year ended December 31, 2005. At this point, management believes that total charge-offs for 2006 in Superior Financial and GBC Acceptance will slightly improve compared to 2005 charge-offs based on asset quality trends.

Although credit quality trends continue to improve, management continually evaluates the existing portfolio in light of loan concentrations, current general economic conditions and economic trends.  Based upon these evaluations, which all strongly suggest an economic slowdown occurring in 2007 and further based on the Company’s allowance for loan loss calculation and review of the loan portfolio, management believes the allowance for loan losses is adequate at September 30, 2006.  Management anticipates that the provision for loan losses during the fourth quarter of 2006 will be consistent with the third quarter of 2006 and also anticipates that the provision for loan losses for the entire year of 2006 may be less than the provision for 2005 if indicators of credit quality remain stabilized.  However, the provision for loan losses could increase for the entire year of 2006, as compared to 2005, if the Company’s loan growth continues at the rate experienced through the nine months ended September 30, 2006.

Noninterest Income.  Income that is not related to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important supplement to the Company’s traditional method of earning income through interest rate spreads.

Total noninterest income for the three and nine months ended September 30, 2006 was $5,191 and $14,974 as compared to $3,796 and $10,435, respectively, for the same periods in 2005. Service charges, commissions and fees remain the largest component of total noninterest income and increased from $3,159 and $8,137, respectively, for the three and nine months ended September 30, 2005 to $4,125 and $11,357, respectively, for the same periods in 2006. This increase primarily reflects additional service charges and NSF fees from deposit-related products stemming primarily from increased volume as a result of the Bank’s High Performance Checking Program introduced in the first quarter of 2005 and also its expansion efforts.  The Company believes that noninterest income will continue to improve over the last quarter of 2006 when compared to prior comparable periods as a result of the increased volume in deposits resulting from the Bank’s expansion efforts and its High Performance Checking Program.  In addition, other noninterest income increased by $429 and $1,319 to $1,066 and $3,617 for the three and nine months ended September 30, 2006, respectively, from $637 and $2,298, respectively, for the same periods in 2005.  The increase is primarily attributable to increased fees from the sale of mutual funds and annuities, income from our check provider and a gain on the sale of foreclosed equipment.

Noninterest Expense.  Control of noninterest expense also is an important aspect in enhancing income. Noninterest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, FDIC assessment, etc. Total noninterest expense was $13,136 and $38,521, respectively, for the three and nine months ended September 30, 2006 compared to $10,691 and $31,388, respectively, for the same periods in 2005. The $2,445, or 22.87%, increase in total noninterest expense for the three months ended September 30, 2006 compared to the same period of 2005 principally reflects increases in all expense categories primarily as a result of the Company’s expansion program as well as costs associated with the Bank’s High Performance Checking Program, which the Company expects will continue for the remainder of 2006. This program is designed to generate significant numbers and balances of core transaction accounts.

Similarly, the $7,133, or 22.73%, increase in total noninterest expense for the nine months ended September 30, 2006 compared to the same period in 2005 reflects substantially the same trends that existed during the quarter ended September 30, 2006.

Personnel costs are the primary element of the Company’s noninterest expenses. For the three and nine months ended September 30, 2006, salaries and benefits represented $6,768, or 51.52%, and $19,425, or 50.43%, respectively, of total noninterest expense. This was an increase of $1,402, or 26.13%, and $3,715, or 23.65%, respectively, from $5,366 and $15,710, respectively, for the three and nine months ended September 30, 2005.  Including Bank branches and non-bank office locations, the Company had 60 locations at both September 30, 2006 and December 31, 2005, as compared to 54 locations at September 30, 2005, and the number of full-time equivalent employees increased 20.28%, from 498 at September 30, 2005 to 595 at September 30, 2006.  These increases in personnel costs, number of branches and employees are primarily the result of the Company’s expansion initiative and are expected to increase for the remainder of 2006 as a result of the Bank’s acquisition of five Clarksville, Tennessee branches and continued expansion efforts in the Nashville area and Knoxville.

Effective January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment.” SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity incentives in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period).  The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R.  Accordingly, prior period amounts have not been restated.  Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.  The compensation cost that was charged against income for our stock option plans was $81 and $265, respectively, for the three and nine month periods ended September 30, 2006.  The amount of compensation cost that would have been recognized for the three and nine month periods ended September 30, 2005 if SFAS No. 123 had been adopted was $65 and $279, respectively.  The total compensation cost related to nonvested awards not yet recognized at September 30, 2006 is $1,122 which will be recognized over the weighted average period of approximately 2.3 years.  See “Note 2 — Stock Compensation” in the consolidated financial statements for further information.

The Company’s efficiency ratio improved from 59.92% at September 30, 2005 to 56.27% at September 30, 2006. The improvement in the efficiency ratio is a result of the higher level of earnings generated given the current operating infrastructure in place in the nine month period ended September 30, 2006 versus the higher initial start up costs incurred in the nine month period ended September 30, 2005 relating to the company’s High Performance Checking promotion plus the initial costs incurred in expanding the Company’s presence in Middle Tennessee.  The efficiency ratio illustrates how much it cost the Company to generate revenue; for example, it cost the Company 56.27 cents to generate one dollar of revenue for the nine months ended September 30, 2006.

Income Taxes.  The effective income tax rate for the three and nine months ended September 30, 2006 was 38.27% and 38.06%, respectively, compared to 38.21% and 37.83% for the same periods in 2005.

Changes in Financial Condition

Total assets at September 30, 2006 were $1,727,268, an increase of $107,279, or 6.62%, from total assets of $1,619,989 at December 31, 2005. The increase in assets was primarily reflective of the $115,236, or 8.36%, increase in loans, net of unearned interest, and was funded by federal funds purchased, repurchase agreements and FHLB borrowings.

At September 30, 2006, loans, net of unearned interest, were $1,493,878, compared to $1,378,642 at December 31, 2005, an increase of $115,236, or 8.36%, from December 31, 2005. The increase in loans during the first nine months of 2006 primarily reflects an increase in commercial real estate loans and commercial loans.

Non-performing loans include non-accrual loans and loans 90 or more days past due. All loans that are 90 days past due are considered non-accrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Non-accrual loans that are 120 days past due without assurance of repayment are charged off against the allowance for loan losses. Nonaccrual loans and loans past due 90 days and still accruing decreased by $1,836, or 27.31%, during the nine months ended September 30, 2006 to $4,888 from $6,724 at December 31, 2005.  At September 30, 2006, the ratio of the Company’s allowance for loan losses to non-performing loans (which include non-accrual loans) was 442.23%.

The Company maintains an investment portfolio to provide liquidity and earnings. Investments at September 30, 2006 with an amortized cost of $46,093 had a market value of $45,816. At December 31, 2005, investments with an amortized cost of $52,844 had a market value of $52,203. The decrease in investments from December 31, 2005 to September 30, 2006 results from the maturity of various securities that the Company decided not to reinvest.

Liquidity and Capital Resources

Liquidity.  Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s liquid assets include cash and due from banks, federal funds sold, investment securities and loans held for sale. Including securities pledged to collateralize municipal deposits, these assets represented 8.15% of the total liquidity base at September 30, 2006, as compared to 9.49% at December 31, 2005. The liquidity base is generally defined to include deposits, repurchase agreements, notes payable and subordinated debentures.  The Company maintains borrowing availability with the Federal Home Loan Bank of Cincinnati (“FHLB”), which it fully drew down at September 30, 2006 in order to more fully optimize its funding costs.  The Company also maintains federal funds lines of credit totaling $126,000 at eight correspondent banks, of which $51,000 was available at September 30, 2006. The Company believes it has sufficient liquidity to satisfy its current operating needs.

For the nine months ended September 30, 2006, operating activities of the Company provided $18,775 of cash flows. Net income of $16,088 comprised a substantial portion of the cash generated from operations.  Cash flows from operating activities were also positively affected by various non-cash items, including (i) $3,969 in provision for loan losses, and (ii) $3,105 of depreciation and amortization. These increases in cash flows were offset by (i) $1,306 decrease in accrued interest payable and other liabilities, (ii) $1,477 increase in other assets, and (iii) a deferred tax benefit of $1,391. In addition, the cash flows provided by the proceeds from sales of mortgage loans exceeded the cash flows used by the originations of mortgage loans held for sale by $1,075.

The Company’s net increase in loans used $120,011 in cash flows and was the primary component of the $115,881 in net cash used in investing activities for the nine months ended September 30, 2006. In addition, the Company purchased $7,943 in investment securities available for sale. This was offset by (i) $1,100 in proceeds from the sale of investments securities available for sale (ii) $12,862 in proceeds from the maturities of investment securities available for sale, and (iii) $690 in proceeds from the maturities of securities held to maturity. Purchases of fixed asset additions, net of proceeds from sale of other real estate, used $2,538 in cash flows.

Proceeds from FHLB advances and notes payable of $304,270 and increases in federal funds purchased and repurchase agreements of $80,103 were the primary source of cash flows from financing activities.  These cash flows were offset, in part, by the excess of repayments of FHLB advances and notes payable in the amount of

$236,358 and a decrease in deposits of $53,068. In addition, dividends paid in the amount of $3,523 further reduced the total net cash provided from financing activities.

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

Shareholders’ equity on September 30, 2006 was $181,659, an increase of $13,638, or 8.12%, from $168,021 on December 31, 2005. The increase in shareholders’ equity primarily reflected net income for the nine months ended September 30, 2006 of $16,088 ($1.63 per share, assuming dilution). This increase was offset by quarterly dividend payments during the nine months ended September 30, 2006 totaling $3,523 ($0.36 per share).

On September 18, 2002 the Company announced that its Board of Directors had authorized the repurchase of up to $2,000 of the Company’s outstanding shares of common stock beginning in October 2002. The repurchase plan was renewed by the Board of Directors in September 2003. On June 4, 2005, the Company announced that its Board of Directors had approved an increase in the amount authorized to be repurchased from $2,000 to $5,000. The repurchase plan is dependent upon market conditions. To date, the Company has purchased 25,700 shares at an aggregate cost of approximately $538 under this program, which was renewed by the Company’s Board of Directors on November 15, 2005. Unless extended, the repurchase program will terminate on the earlier to occur of the Company’s repurchase of the total authorized dollar amount of the Company’s common stock or December 1, 2006.

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

Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (“FRB”) and the Federal Deposit Insurance Corporation (the “FDIC”) require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items.  Under the guidelines, one of four risk weights is applied to the different on-balance sheet items.  Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of common equity, retained earnings, and a limited amount of qualifying perpetual preferred stock and trust preferred securities, net of goodwill and other intangible assets and accumulated other comprehensive income).  These guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. At September 30, 2006, the Bank and the Company each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements.  The table below sets forth the capital position of the Bank and the Company at September 30, 2006.

	Required Minimum Ratio	Required to be Well Capitalized	Bank	Company
Tier 1 risk-based capital	4.00%	6.00%	10.24%	10.31%
Total risk-based capital	8.00%	10.00%	11.49%	11.56%
Leverage Ratio	4.00%	5.00%	9.48%	9.56%

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

Off-Balance Sheet Arrangements

At September 30, 2006, the Company had outstanding unused lines of credit and standby letters of credit totaling $423,302 and unfunded loan commitments outstanding of $91,101.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, the Company has the ability to liquidate federal funds sold or securities available-for-sale or, on a short-term basis, to borrow any then available amounts from the FHLB and/or purchase Federal funds from other financial institutions.  At September 30, 2006, the Company had accommodations with upstream correspondent banks for unsecured federal funds lines.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.  The following table presents additional information about the Company’s off-balance sheet commitments as of September 30, 2006, which by their terms have contractual maturity dates subsequent to September 30, 2006:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Commitments to make loans — fixed	$44,924	$—	$—	$—	$44,924
Commitments to make loans — variable.	46,977	—	—	—	46,977
Unused lines of credit	275,699	98,148	4,873	44,582	423,302
Letters of credit	23,067	9,096	—	—	32,163
Total	$390,667	$107,244	$4,873	$44,582	$547,366

Disclosure of Contractual Obligations

In the ordinary course of operations, the Company enters into certain contractual obligations.  Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment.  The following table summarizes the Company’s significant fixed and determinable contractual obligations as of   September 30, 2006:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Deposits without a stated maturity	$612,886	$—	$—	$—	$612,886
Certificate of deposits	534,789	44,529	45,813	4,793	629,924
Repurchase agreements	22,601	—	—	—	22,601
FHLB advances and notes payable	110,652	796	55,354	6,256	173,058
Subordinated debentures	—	—	—	13,403	13,403
Operating lease obligations	578	661	256	266	1,761
Deferred compensation	484	1,401	—	1,143	3,028
Purchase obligations	149	—	—	—	149
Total	$1,282,139	$47,387	$101,423	$25,861	$1,456,810

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes.  FIN 48, which is effective for years beginning after December 15, 2006, applies to all “tax positions” within the scope of SFAS 109.  This statement requires a “more-likely-than-not” threshold for initial recognition of a tax benefit in the financial statements, and requires measurement of the amount of benefit to be recognized based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority.  The cumulative effect of initially applying FIN 48 is recorded in opening retained earnings of the year of adoption.  The impact of implementation on the Company’s financial statements is not expected to be material.

In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 108 (“SAB 108”).  This SAB provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for purposes of a materiality assessment, requiring the use of both the “rollover” and “iron curtain” approaches.  SAB 108 is effective for years ending on or after November 15, 2006.  Upon initial application, if an issuer decides that there are material errors in prior (or current) financial statements using the new approach, then the issuer may either restate the prior periods or record a cumulative effect adjustment to the beginning of the year in which SAB 108 was adopted.  The adoption of this guidance will not have a material effect on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  This statement provides enhanced guidance for using fair value to measure assets and liabilities and is applicable whenever other standards require or permit assets and liabilities to be measured at fair value.  This statement does not expand the use of fair value in any new circumstances.  This statement is effective for years beginning after November 15, 2007.  The adoption of SFAS No. 157 will not have a material impact on the Company’s financial condition or results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

The Company made no unregistered sales of its equity securities or repurchases of its common stock during the quarter ended September 30, 2006.

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

Greene County Bancshares, Inc.
Registrant

Date: November 7, 2006	By:	/s/ R. Stan Puckett
R. Stan Puckett
Chairman of the Board and Chief Executive Officer
(Duly authorized representative)

Date: November 7, 2006		/s/ James E. Adams
James E. Adams
Senior Vice President, Chief Financial
Officer (Principal financial and accounting
officer) and Assistant Secretary