Form 10-K
period 2006-12-31
GREENE COUNTY BANCSHARES INC
filed 2007-02-28
CIK 764402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock - $2.00 par value

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer   ☐   Accelerated filer   ☒   Non-accelerated    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES   ☐   NO   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $270 million.  The market value calculation was determined using the closing sale price of the registrant’s common stock on June 30, 2006, as reported on the Nasdaq Global Select Market.  For purposes of this calculation, the term “affiliate” refers to all directors, executive officers and 10% shareholders of the registrant. As of the close of business on February 28, 2007 9,818,312 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.             Portions of Proxy Statement for 2007 Annual Meeting of Shareholders.  (Part III)

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

The Company

Greene County Bancshares, Inc. (the “Company”) was formed in 1985 and serves as the bank holding company for Greene County Bank (the “Bank”), which is a Tennessee-chartered commercial bank that conducts the principal business of the Company.  At December 31, 2006, and based on Federal Reserve Board (“FRB”) data as of September 30, 2006, the Company believes it was the third largest bank holding company headquartered in the state of Tennessee.  At December 31, 2006, the Company maintained a main office in Greeneville, Tennessee and 49 full-service bank branches (of which eleven are in leased operating premises) and nine separate locations operated by the Bank’s subsidiaries.

The Company’s assets consist primarily of its investment in the Bank and liquid investments.  Its primary activities are conducted through the Bank.  At December 31, 2006, the Company’s consolidated total assets were $1,772,654, its consolidated net loans were $1,539,629, its total deposits were $1,332,505 and its total shareholders’ equity was $184,471.

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

The Bank and its Subsidiaries

The Bank is a Tennessee-chartered commercial bank established in 1890 which has its principal executive offices in Greeneville, Tennessee.  The principal business of the Bank consists of attracting deposits from the general public and investing those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial loans, commercial and residential real estate loans, and installment consumer loans.  At December 31, 2006, the Bank had 48 full-service banking offices located in Greene, Washington, Blount, Knox, Hamblen, McMinn, Loudon, Hawkins, Sullivan, Cocke and Monroe Counties in East Tennessee and in Sumner, Rutherford, Davidson, Lawrence, Montgomery and Williamson Counties in Middle Tennessee.  The Bank also operates two other full service branches—one located in nearby Madison County, North Carolina and the other in nearby Bristol, Virginia.  Further, the Bank operates a wealth management office in Wilson County, Tennessee, and a mortgage banking operation in Knox County, Tennessee.

The Bank also offers other financial services through three wholly-owned subsidiaries.  Through Superior Financial Services, Inc. (“Superior Financial”), the Bank operates eight consumer finance company offices located in Greene, Blount, Hamblen, Washington, Sullivan, Sevier, Knox and Bradley Counties, Tennessee.  Through GCB Acceptance Corporation (“GCB Acceptance”), the Bank operates a sub-prime automobile lending company with a sole office in Johnson City, Tennessee.  Through Fairway Title Co., the Bank operates a title company headquartered in Knox County, Tennessee.  At December 31, 2006, these three subsidiaries had total combined assets of $34,776 and total combined loans, net of unearned interest, of $34,051.

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

The Company opened a new branch in Knoxville, Tennessee in late 2003 and expects to open its second branch in that city during the first quarter of 2007.

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

On January 25, 2007, the Company announced that it had signed an agreement to acquire Franklin, Tennessee-based Civitas BankGroup, Inc. (NASDAQ: “CVBG”), in a merger transaction which will create a bank holding company with combined assets of approximately $2.7 billion. The Company will be the surviving corporation after the merger is completed. CVBG is a bank holding company for Cumberland Bank which has 12 offices in the Nashville Metropolitan Statistical Area (“MSA”).  The Company expects to complete the transaction in the second quarter of 2007, subject to the approval of the Company and CVBG shareholders and banking regulators and the satisfaction of usual and customary closing conditions. The Company anticipates filing a joint proxy statement on Form S-4 in connection with the announced acquisition during the first quarter of 2007.

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

 The Bank had historically operated under a single bank charter while conducting business under 18 bank brands with a distinct community-based brand in almost every market. On January 23, 2007 the Bank announced that it was changing all brand names to GreenBank throughout all the communities it serves to better enhance recognition and customer convenience. The GreenBank name will be effective on March 31, 2007. The Bank continues to offer local decision making through the presence of its regional executives in each of its markets, while maintaining a cost effective organizational structure in its back office and support areas.

The Bank focuses its lending efforts predominately on individuals and small to medium-sized businesses while it generates deposits primarily from individuals in its local communities. To aid in deposit generation efforts, the Bank offers its customers extended hours of operation during the week as well as Saturday and Sunday banking. The Bank also offers free online banking and along with its High Performance Checking Program which has generated a significant number of core transaction accounts.

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

Loan Composition.  The following table sets forth the composition of the Company’s loans at December 31 for each of the periods indicated.

	2006	2005	2004	2003	2002
Commercial	$258,998	$245,285	$165,975	$134,823	$93,836
Commercial real estate	921,190	729,254	484,088	445,104	342,407
Residential real estate	281,629	319,797	319,713	295,528	233,128
Consumer	87,111	90,682	82,532	81,624	77,644
Other	2,203	3,476	4,989	6,134	14,938
Unearned interest	(11,502)	(9,852)	(10,430)	(10,988)	(11,696)
Loans, net of unearned interest	$1,539,629	$1,378,642	$1,046,867	$952,225	$750,257

Allowance for loan losses	$(22,302)	$(19,739)	$(15,721)	$(14,564)	$(12,586)

Loan Maturities.  The following table reflects at December 31, 2006 the dollar amount of loans maturing based on their contractual terms to maturity.  Demand loans, loans having no stated schedule of repayments and loans having no stated maturity are reported as due in one year or less.

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial	$152,241	$97,534	$9,223	$258,998
Commercial real estate	403,768	446,740	70,682	921,190
Residential real estate (1)	37,640	95,791	143,899	277,330
Consumer (1)	24,323	53,125	2,460	79,908
Other	1,500	567	136	2,203
Total	$619,472	$693,757	$226,400	$1,539,629

(1)             Net of unearned interest

The following table sets forth the dollar amount of the loans maturing subsequent to the year ending December 31, 2007 distinguished between those with predetermined interest rates and those with floating, or variable, interest rates.

	Fixed Rate	Variable Rate	Total

Commercial	$77,694	$29,063	$106,757
Commercial real estate	333,036	184,386	517,422
Residential real estate	132,746	106,943	239,689
Consumer	54,886	700	55,586
Other	595	108	703
Total	$598,957	$321,200	$920,157

Commercial Loans.  Commercial loans are made for a variety of business purposes, including working capital, inventory and equipment and capital expansion.  At December 31, 2006, commercial loans outstanding totaled $258,998, or 16.82%, of the Company’s net loan portfolio.  Such loans are usually amortized over one to seven years and generally mature within five years.  Commercial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral.  Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, financial strength of any guarantor, liquidity, leverage, management experience, ownership structure, economic conditions and industry-specific trends and collateral.  The loan to value ratio depends on the type of collateral.  Generally speaking, accounts receivable are financed between 70% and 80% of accounts receivable less than 90 days past due.  If other collateral is taken to support the loan, the loan to value of accounts receivable may approach 85%.  Inventory financing will range between 50% and 60% depending on the borrower and nature of inventory.  The Company requires a first lien position for such loans.  These types of loans are generally considered to be a higher credit risk than other loans originated by the Company.

Commercial Real Estate Loans.  The Company originates commercial loans, generally to existing business customers, secured by real estate located in the Company’s market area.  At December 31, 2006, commercial real estate loans totaled $921,190, or 59.84%, of the Company’s net loan portfolio.  Commercial real estate loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary source of repayment, financial strength of any guarantor, strength of the tenant (if any), liquidity, leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral.  Generally, the Company will loan up to 80-85% of the value of improved property, 65% of the value of raw land and 75% of the value of land to be acquired and developed.  A first lien on the property and assignment of lease is required if the collateral is rental property, with second lien positions considered on a case-by-case basis.

Residential Real Estate.  The Company also originates one-to-four family, owner-occupied residential mortgage loans secured by property located in the Company’s primary market area.  The majority of the Company’s residential mortgage loans consists of loans secured by owner-occupied, single-family residences.  At December 31, 2006, the Company had $281,629, or 18.29%, of its net loan portfolio in residential real estate loans.  Residential real estate loans generally have a loan-to-value ratio of 85% or less.  These loans are underwritten by giving consideration to the ability to pay, stability of employment or source of income, credit history and loan-to-value ratio.  Home equity loans make up approximately 29% of residential real estate loans.  Home equity loans may have higher loan-to-value ratios when the borrower’s repayment capacity and credit history conform to underwriting standards.  Superior Financial extends sub-prime mortgages to borrowers who generally have a higher risk of default than mortgages extended by the Bank.  Sub-prime mortgages totaled $12,196, or 4.33%, of the Company’s residential real estate loans at December 31, 2006.

The Company sells most of its one-to-four family mortgage loans in the secondary market to Freddie Mac and other mortgage investors through the Bank’s mortgage banking operation.  Sales of such loans to Freddie Mac and other mortgage investors totaled $68,747 and $39,789 during 2006 and 2005, respectively, and the related mortgage servicing rights were sold together with the loans.

Consumer Loans.  At December 31, 2006, the Company’s consumer loan portfolio totaled $87,111, or 5.66%, of the Company’s total net loan portfolio.  The Company’s consumer loan portfolio is composed of secured and unsecured loans originated by the Bank, Superior Financial and GCB Acceptance.  The consumer loans of the Bank have a higher risk of default than other loans originated by the Bank.  Further, consumer loans originated by Superior Financial and GCB Acceptance, which are finance companies rather than banks, generally have a greater risk of default than such loans originated by commercial banks and, accordingly, carry a higher interest rate.  Superior Financial and GCB Acceptance consumer loans totaled approximately $33,357, or 38.29%, of the Company’s installment consumer loans at December 31, 2006.  The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

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

	At December 31,
	2006	2005	2004	2003	2002
Loans accounted for on a non-accrual basis	$3,479	$5,915	$6,242	$4,305	$7,475
Accruing loans which are contractually past due 90 days or more as to interest or principal payments	28	809	664	224	307

Total non-performing loans	3,507	6,724	6,906	4,529	7,782
Real estate owned:
Foreclosures	1,445	2,920	1,353	3,599	4,805
Other real estate held and repossessed assets	243	823	213	627	767
Total non-performing assets	$5,195	$10,467	$8,472	$8,755	$13,354

The Company’s continuing efforts to resolve nonperforming loans occasionally include foreclosures, which result in the Company’s ownership of the real estate underlying the mortgage.  If nonaccrual loans at December 31, 2006 had been current according to their original terms and had been outstanding throughout 2006, or since origination if originated during the year, interest income on these loans would have been approximately $207.  Interest actually recognized on these loans during 2006 was not significant.

Foreclosed real estate decreased $1,475, or 50.51%, to $1,445 at December 31, 2006 from $2,920 at December 31, 2005.  The real estate consists of 15 properties, of which four are commercial properties with a carrying value of $705, nine are single family residential properties with a carrying value of $628, one is a multi-family home with a carrying value of $90 and one is a vacant lot with a carrying value of $22.  Management expects to liquidate these properties during 2007.  Management has recorded these properties at fair value less estimated selling cost and the subsequent sale of such properties is not expected to result in any adverse effect on the Company’s results of operations, subject to business and marketing conditions at the time of sale.  Other repossessed assets decreased $580, or 70.47%, to $243 at December 31, 2006 from $823 at December 31, 2005.  The decrease is due primarily to liquidation of foreclosed rental equipment of $240 and reclassification of $225 of stock not traded on a public market to other investments.

Total impaired loans decreased by $9,612, or 65.48%, from $14,679 at December 31, 2005 to $5,067 at December 31, 2006.  This decrease is primarily the result of the Banks success through collection, litigation and foreclosure actions and continued improvement of overall asset quality.

At December 31, 2006, the Company had approximately $1,560 in loans that are not currently classified as nonaccrual or 90 days past due or otherwise restructured but which known information about possible credit problems of borrowers caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms.  Such loans were considered classified by the Company and were composed primarily of various commercial, commercial real estate and consumer loans.  The Company believes that these loans are adequately secured and management does not expect any material loss.

 Allowance for Loan Losses.  The allowance for loan losses is maintained at a level which management believes is adequate to absorb all probable losses on loans then present in the loan portfolio.  The amount of the allowance is affected by:  (1) loan charge-offs, which decrease the allowance; (2) recoveries on loans previously charged-off, which increase the allowance; and (3) the provision of possible loan losses charged to income, which increases the allowance.  In determining the provision for possible loan losses, it is necessary for management to monitor fluctuations in the allowance resulting from actual charge-offs and recoveries, and to periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions in an effort to evaluate portfolio risks.  If actual losses exceed the amount of the allowance for loan losses, earnings of the Company could be adversely affected.  The amount of the provision is based on management’s judgment of those risks.  During the year ended December 31, 2006, the Company’s provision for loan losses decreased by $858, or 13.48%, to $5,507 from $6,365 for the year ended December 31, 2005, while the allowance for loan losses increased by $2,563, or 12.98%, to $22,302 at December 31, 2006 from $19,739 at December 31, 2005. The Company’s continued trend in improved asset quality is the main reason for the decrease in provision for loan losses.  The increase in the allowance for loan losses is attributable to the organic loan growth, principally commercial real estate loans, the company experienced in 2006 and associate risks inherent therein.

The following is a summary of activity in the allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2006	2005	2004	2003	2002
Balance at beginning of year	$19,739	$15,721	$14,564	$12,586	$11,221
Reserve acquired in acquisition	—	1,467	363	1,340	—
Subtotal.	19,739	17,188	14,927	13,926	11,221

Charge-offs:
Commercial	(879)	(1,500)	(1,538)	(1,007)	(1,216)
Commercial real estate	(494)	(189)	(1,044)	(664)	(956)
Subtotal.	(1,373)	(1,689)	(2,582)	(1,671)	(2,172)

Residential real estate	(947)	(622)	(424)	(745)	(740)
Consumer	(2,009)	(3,250)	(3,962)	(4,381)	(4,736)
Other	(28)	(22)	(12)	—	—
Total charge-offs	(4,357)	(5,583)	(6,980)	(6,797)	(7,648)

Recoveries:
Commercial	171	160	304	195	239
Commercial real estate	17	180	66	92	54
Subtotal	188	340	370	287	293

Residential real estate	284	166	63	92	141
Consumer	936	1,246	1,504	1,281	1,514
Other	5	17	1	—	—
Total recoveries	1,413	1,769	1,938	1,660	1,948
Net charge-offs	(2,944)	(3,814)	(5,042)	(5,137)	(5,700)

Provision for loan losses	5,507	6,365	5,836	5,775	7,065
Balance at end of year	$22,302	$19,739	$15,721	$14,564	$12,586

Ratio of net charge-offs to average loans outstanding, net of unearned discount, during the period	.20%	.32%	0.51%	.64%	.80%
Ratio of allowance for loan losses to non-performing loans	635.93%	293.56%	227.64%	321.57%	161.73%
Ratio of allowance for loan losses to total loans, net of unearned income	1.45%	1.43%	1.50%	1.53%	1.68%

Breakdown of allowance for loan losses by category.  The following table presents an allocation among the listed loan categories of the Company’s allowance for loan losses at the dates indicated and the percentage of loans in each category to the total amount of loans at the respective year-ends:

	At December 31,
	2006		2005		2004		2003		2002
Balance at end of period applicable to:	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial	$6,645	16.70%	$4,797	17.79%	$3,666	15.85%	$3,001	14.16%	$1,998	12.51%
Commercial real estate	10,619	59.38%	8,889	52.90%	5,939	46.25%	4,737	46.75%	3,961	45.63%
Residential real estate	1,639	18.16%	2,035	22.92%	1,922	30.11%	2,037	30.56%	2,031	30.47%
Consumer	3,384	5.62%	3,960	6.14%	3,856	7.31%	4,080	7.89%	4,153	9.40%
Other	15.14%		58	0.25%	338	0.48%	709	0.64%	443	1.99%
Totals	$22,302	100.00%	$19,739	100.00%	$15,721	100.00%	$14,564	100.00%	$12,586	100.00%

Investment Activities

General.  The Company maintains a portfolio of investments to cover minimum pledging requirements for municipal deposits and borrowings.

Securities by Category.  The following table sets forth the carrying value of the securities, by major categories, held by the Company at December 31, 2006, 2005 and 2004:

	At December 31,
	2006	2005	2004
Securities Held to Maturity:
U.S. Treasury securities and obligations of U.S. Government, corporations and agencies	$—	$—	$250
Obligations of state and political subdivisions	1,794	2,630	3,382
Corporate Securities	751	749	749

Total	$2,545	$3,379	$4,381

Securities Available for Sale:
U.S. Treasury securities and obligations of U.S. Government, corporations and agencies	$33,814	$40,755	$26,989
Obligations of state and political subdivisions	1,702	1,700	1,821
Trust Preferred Securities	2,224	6,413	6,508

Total	$37,740	$48,868	$35,318

Maturity Distributions of Securities.  The following table sets forth the distributions of maturities of securities at amortized cost as of December 31, 2006:

	Due in One Year or Less	Due After One Year through Five Years	Due After Five Years through 10 Years	Due After 10 Years	Total
US Treasury securities and Federal agency obligations — available for sale	$10,016	$1,819	$14,518	$7,665	$34,018
Obligations of state and political subdivisions — available for sale	210	1,498	—	—	1,708
Obligations of state and political subdivisions — held to maturity	155	1,639	—	—	1,794
Other securities — available for sale	—	—	—	2,223	2,223
Other securities — held to maturity	—	751	—	—	751

Subtotal	$10,381	$5,707	$14,518	$9,888	$40,494

Market value adjustment on available for sale securities	(44)	(36)	37	(166)	(209)

Total	$10,337	$5,671	$14,555	$9,722	$40,285

Weighted average yield (a)	3.75%	4.40%	6.33%	5.80%	5.27%

(a)             Actual yields on tax-exempt obligations do not differ materially from yields computed on a tax equivalent basis.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Deposits

Deposits are the primary source of funds for the Company.  Such deposits consist of non-interest bearing and interest-bearing demand deposit accounts, regular savings deposits, Money Market accounts and market rate Certificates of Deposit.  Deposits are attracted from individuals, partnerships and corporations in the Company’s market area.  In addition, the Company obtains deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.  The Company’s policy permits the acceptance of limited amounts of brokered deposits.

The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated:

	Year Ended December 31,
	2006		2005		2004
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Types of deposits (all in domestic offices):
Non-interest-bearing demand deposits	$147,947	—	$125,071	—	$105,763	—
Interest-bearing demand deposits	420,041	2.38%	355,566	1.52%	272,382	0.59%
Savings deposits	72,978.70%		68,053	0.36%	63,732	0.26%
Time deposits	641,672	3.98%	591,608	3.01%	466,392	2.24%
Total deposits	$1,282,638		$1,140,298		$908,269

The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2006:

Maturity Period	Certificates of Deposits
Three months or less	$63,709
Over three through six months	70,432
Over six through twelve months	63,469
Over twelve months	37,549
Total	$235,159

Competition

To compete effectively, the Company relies substantially on local commercial activity; personal contacts by its directors, officers, other employees and shareholders; personalized services; and its reputation in the communities it serves.

According to data as of June 30, 2006 published by SNL Financial LC and using information from the FDIC, the Bank ranked as the largest independent commercial bank headquartered in East Tennessee, and its major market areas include Greene, Hamblen, Hawkins, Sullivan, Washington, Madison, Loudon, Blount, Knox, McMinn, Sumner, Rutherford, Davidson, Montgomery, Lawrence and Williamson Counties, Tennessee and portions of Cocke, Monroe and Jefferson Counties, Tennessee.  In Greene County, in which the Company enjoyed its largest deposit share as of June 30, 2006, there were seven commercial banks and one savings bank, operating 26 branches and holding an aggregate of approximately $998 million in deposits as of June 30, 2006. The following table sets forth the Bank’s deposit share, excluding credit unions, in each county in which it has a full-service branch(s) as of June 30, 2006, according to data published by the FDIC:

County	Deposit Share
Greene, TN	33.18%
Hawkins, TN	13.03%
Lawrence, TN	12.94%
Montgomery, TN	11.01%
Blount, TN	10.76%
Cocke, TN Sumner, TN	7.08%
Hamblen, TN	6.69%
McMinn, TN	6.48%
Madison, NC	5.31%
Sumner, TN	5.16%
Washington, TN	4.33%
Loudon, TN	3.49%
Rutherford, TN	2.09%
Bristol, VA(1)	1.72%
Sullivan, TN	1.68%
Monroe, TN	0.81%
Knox, TN	0.29%
Davidson, TN	0.23%
Williamson, TN	0.14%

(1)             Bristol, VA is deemed a city.

Employees

As of December 31, 2006 the Company employed 609 full-time equivalent employees.  None of the Company’s employees are presently represented by a union or covered under a collective bargaining agreement.  Management considers relations with employees to be good.

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

Transactions with Affiliates.  The Federal Reserve Act, as recently amended by Regulation W, imposes legal restrictions on the quality and amount of credit that a bank holding company or its non-bank subsidiaries (“affiliates”) may obtain from bank subsidiaries of the holding company.  For instance, these restrictions generally require that any such extensions of credit by a bank to its affiliates be on non-preferential terms and be secured by designated amounts of specified collateral.  Further, a bank’s ability to lend to its affiliates is limited to 10% per affiliate (20% in the aggregate to all affiliates) of the bank’s capital and surplus.

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

Capital Requirements.  The FRB has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies, and the FDIC has established similar guidelines for state-chartered banks, such as the Bank, that are not members of the FRB.  The regulations of the FRB and FDIC impose two sets of capital adequacy requirements: minimum leverage rules, which require the maintenance of a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.  At December 31, 2006, the Company and the Bank satisfied the minimum required regulatory capital requirements.  See Note 11 of Notes to Consolidated Financial Statements.

The FDIC has issued final regulations that classify insured depository institutions by capital levels and require the appropriate federal banking regulator to take prompt action to resolve the problems of any insured institution that fails to satisfy the capital standards.  Under such regulations, a “well-capitalized” bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%.  As of December 31, 2006, the Bank was “well-capitalized” as defined by the regulations.  See Note 11 of Notes to Consolidated Financial Statements for further information.

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

Any adverse market or economic conditions in the state of Tennessee may increase the risk that the Company’s borrowers will be unable to timely make their loan payments. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2006, approximately 77.85% of the Company’s loans held for investment were secured by real estate. Of this amount, approximately 33.83% were commercial real estate loans, 21.26% were residential real estate loans and 39.90% were construction and development loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the state of Tennessee could adversely affect the value of the Company’s assets, revenues, results of operations and financial condition.

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

The Company may not be able to sustain its historical rate of growth or may not even be able to grow its business at all. In addition, the Company’s recent growth may distort some of its historical financial ratios and statistics. In the future, the Company may not have the benefit of several recently favorable factors, such as a strong residential mortgage market, or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit the Company’s ability to expand its market presence.

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

As of February 28, 2007, directors and executive officers beneficially owned approximately 12.28% of the Company’s common stock. Agreements with the Company’s senior management also provide for significant payments under certain circumstances following a change in control. These compensation arrangements, together with the common stock and option ownership of the Company’s board of directors and management, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals of us that the Company’s directors and officers oppose.

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

Even though the Company’s common stock is currently traded on The Nasdaq Global Select Market, the trading volume in its common stock has been thin and the sale of substantial amounts of the Company’s common stock in the public market could depress the price of its common stock.

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

The Company has supported its continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2006, the Company had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $13.4 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by the Company. Further, the accompanying junior subordinated debentures the Company issued to the trusts are senior to its shares of common stock. As a result, the Company must make payments on the junior subordinated debentures before any dividends can be paid on its common stock and, in the event of its bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on its common stock. The Company has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock.

ITEM 1B.         UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

At December 31, 2006, the Company maintained a main office in Greeneville, Tennessee in a building it owns, 49 full-service bank branches (of which 38 are owned premises and 11 are leased premises) and a leased office for wealth management functions.  In addition, the Bank’s subsidiaries operate from nine separate locations, all of which are leased.

ITEM 3.  LEGAL PROCEEDINGS.

The Company and its subsidiaries are subject to claims and suits arising in the ordinary course of business.  In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company’s results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 2006 to a vote of security holders of the Company through a solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On February 28, 2007, Greene County Bancshares had 9,818,312 shares of common stock outstanding.  The Company’s shares are traded on The Nasdaq Global Select Market, under the symbol “GCBS”.  As of February 28, 2007, the Company estimates that it had approximately 4,200 shareholders, including approximately 2,000 shareholders of record and approximately 2,200 beneficial owners holding shares in nominee or “street” name.

The following table shows the high and low sales price for the Company’s common stock as reported by The Nasdaq Global Select Market for 2006 and 2005.  The table also sets forth the dividends per share paid each quarter during 2006 and 2005.

	High/Low Sales Price During Quarter	Dividends Paid Per Share
2006:
First quarter	$29.93 / 27.01	$0.12
Second quarter	32.20 / 27.90	0.12
Third quarter	37.77 / 29.28	0.12
Fourth quarter	39.73 / 35.06	0.28
		$0.64

2005:
First quarter	$28.50 / 25.88	$0.12
Second quarter	29.75 / 23.75	0.12
Third quarter	29.50 / 25.09	0.12
Fourth quarter	28.32 / 25.65	0.26
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

Moreover, there are a number of federal and state banking policies and regulations that restrict the Bank’s ability to pay dividends to the Company and the Company’s ability to pay dividends to its shareholders. In particular, because the Bank is a depository institution and its deposits are insured by the FDIC, it may not pay dividends or distribute capital assets if it is in default on any assessment due to the FDIC.  In addition, the Tennessee Banking Act prohibits the Bank from declaring dividends in excess of net income for the calendar year in which the dividend is declared plus retained net income for the preceding two years without the approval of the Commissioner of the Department of Financial Institutions. Also, the Bank is subject to regulations which impose certain minimum regulatory capital and minimum state law earnings requirements that affect the amount of cash available for distribution to the Company. Lastly, under Federal Reserve policy, the Company is required to maintain adequate regulatory capital, is expected to serve as a source of financial strength to the Bank and to commit resources to support the Bank. These policies and regulations may have the effect of reducing or eliminating the amount of dividends that the Company can declare and pay to its shareholders in the future. For information regarding restrictions on the payment of dividends by the Bank to the Company, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources” in this Annual Report.  See also Note 11 of Notes to Consolidated Financial Statements.

The Company made no repurchases of its common stock during the quarter ended December 31, 2006.

ITEM 6.  SELECTED FINANCIAL DATA.

	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Total interest income	$117,357	$87,191	$65,076	$56,737	$59,929
Total interest expense	45,400	28,405	16,058	15,914	18,680
Net interest income	71,957	58,786	49,018	40,823	41,249
Provision for loan losses	(5,507)	(6,365)	(5,836)	(5,775)	(7,065)
Net interest income after provision for loan losses	66,450	52,421	43,182	35,048	34,184
Non-interest income:
Investment securities gains	—	—	—	—	46
Other income	20,778	14,756	13,028	11,588	10,484
Noninterest expense	(52,776)	(44,340)	(36,983)	(30,618)	(29,199)
Income before income taxes	34,452	22,837	19,227	16,018	15,515
Income tax expense	(13,190)	(8,674)	(7,219)	(5,781)	(5,702)
Net income	$21,262	$14,163	$12,008	$10,237	$9,813

Per Share Data:
Net income, basic	$2.17	$1.73	$1.57	$1.48	$1.44
Net income, assuming dilution	$2.14	$1.71	$1.55	$1.47	$1.43
Dividends declared	$.64	$.62	$0.61	$.59	$.58
Book value	$18.80	$17.20	$14.22	$13.31	$10.94
Tangible book value(1)	$14.87	$13.15	$11.12	$10.57	$10.53

Financial Condition Data:
Assets	$1,772,654	$1,619,989	$1,233,403	$1,108,522	$899,396
Loans, net of unearned interest	$1,539,629	$1,378,642	$1,046,867	$952,225	$750,257
Cash and investments	$91,997	$104,872	$76,637	$80,910	$61,980
Federal funds sold	$25,983	$28,387	$39,921	$5,254	$39,493
Deposits	$1,332,505	$1,295,879	$988,022	$907,115	$719,323
FHLB advances and notes payable	$177,571	$105,146	$85,222	$63,030	$82,359
Subordinated debentures	$13,403	$13,403	$10,310	$10,310	$—
Federal funds purchased and repurchase agreements	$42,165	$17,498	$13,868	$12,896	$10,038
Shareholders’ equity	$184,471	$168,021	$108,718	$101,935	$74,595
Tangible shareholders’ equity(1)	$145,930	$128,399	$85,023	$80,965	$71,799

Selected Ratios:
Interest rate spread	4.32%	4.30%	4.53%	4.59%	4.99%
Net interest margin(2)	4.77%	4.61%	4.75%	4.83%	5.29%
Return on average assets	1.28%	1.02%	1.06%	1.12%	1.17%
Return on average equity	11.91%	11.09%	11.23%	12.59%	13.40%
Return on average tangible equity(1)	15.25%	14.04%	13.95%	13.38%	13.93%
Average equity to average assets	10.78%	9.20%	9.47%	8.87%	8.72%
Dividend payout ratio	24.49%	35.84%	38.85%	39.86%	40.28%
Ratio of nonperforming assets to total assets	0.29%	0.65%	0.69%	0.79%	1.48%
Ratio of allowance for loan losses to nonperforming loans	635.93%	293.56%	227.64%	321.57%	161.73%
Ratio of allowance for loan losses to total loans, net of unearned income	1.45%	1.43%	1.50%	1.53%	1.68%

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

•        “Tangible book value per share” is defined as total equity reduced by recorded goodwill and other intangible assets divided by total common shares outstanding. This measure discloses changes from period-to-period in book value per share exclusive of changes in intangible assets. Goodwill, an intangible asset that is recorded in a purchase business combination, has the effect of increasing total book value while not increasing the tangible assets of a company. For companies such as the Company that have engaged in business combinations, purchase accounting can result in the recording of significant amounts of goodwill related to such transactions.

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

These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, and are not necessarily comparable to non-GAAP performance measures which may be presented by other companies. The following reconciliation table provides a more detailed analysis of these non-GAAP performance measures:

	At and for the Fiscal Years Ended December 31,
	2006	2005	2004	2003	2002
Book value per share	$18.80	$17.20	$14.22	$13.31	$10.94
Effect of intangible assets per share	$(3.93)	$(4.05)	$(3.10)	$(2.74)	$(.0.41)
Tangible book value per share	$14.87	$13.15	$11.12	$10.57	$10.53
Return on average equity	11.91%	11.09%	11.23%	12.59%	13.40%
Effect of intangible assets	3.34%	2.95%	2.72%	0.79%	0.53%
Return on average tangible equity	15.25%	14.04%	13.95%	13.38%	13.93%

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF    OPERATIONS

Overview

Net income increased by 50.12% over 2005 levels and totaled $21,262 for the full year 2006. The rise in net income was driven by an increase in earning assets, primarily loans and from the Company’s expansion initiatives in late 2005. On a diluted per share basis, net income was $2.14 for 2006 compared with $1.71 for the same period a year ago, an increase of 25.15%.

Net interest income for 2006 totaled $71,957, an improvement of 22.40% over the same period a year ago. The increase in net interest income was due to the increase in average earning assets, primarily loans, throughout 2006 and the improvement in the net interest margin from 4.61% in 2005 to 4.77% in 2006. The widening in the net interest margin was a result of continuing to fine-tune the Company’s funding sources, despite actions taken by the Federal Open Market Committee (“FOMC”) during 2006 to increase market rates. Noninterest income grew by $6,022, or 40.81%, and totaled $20,778 for 2006. The successful implementation of a deposit gathering program plus the carryover effect of the fourth quarter 2005 acquisition of the Clarksville branches all contributed to this improvement. Noninterest expenses totaled $52,776 for the year, up $8,436 from the prior year. Similarly with noninterest income, the Company’s expansion activity in 2005 has impacted the comparisons between years.

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

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and the fair value of financial instruments and other accounts.  Based on management’s calculation, an allowance of $22,302, or 1.45%, of total loans, net of unearned interest was an adequate estimate of losses inherent in the loan portfolio as of December 31, 2006.  This estimate resulted in a provision for loan losses on the income statement of $5,507 during 2006.  If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected. For further discussion of the allowance for loan losses and a detailed description of the methodology management uses in determining the adequacy of the allowance, see “BUSINESS — Lending Activities — Allowance for Loan Losses” located earlier, and “Changes in Results of Operations — Provision for Loan Losses” located below.

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

Changes in Results of Operations

Net income.  Net income for 2006 was $21,262, an increase of $7,099, or 50.12%, compared to net income of $14,163 for 2005.  The increase is primarily attributable to an increase in net interest income of $13,171, or 22.40%, to $71,957 in 2006 from $58,786 in 2005 and resulted principally from higher average balances of loans from organic loan growth in 2006 as well as loans added from the Clarksville transaction in the first part of the fourth quarter-2005.  In addition, total noninterest income increased by $6,022, or 40.81%, to $20,778 in 2006 from $14,756 in 2005. The increase in noninterest income can be primarily attributed to higher fee income associated with further development of the Company’s High Performance Checking Account product. Offsetting, in part, these positive effects on net income was an increase in noninterest expense of $8,436, or 19.03%, to $52,776 in 2006 from $44,340 in 2005. The increase in noninterest expense resulted primarily as a result of the Company’s Clarksville transaction during the first part of the fourth quarter-2005.

Net income for 2005 was $14,163, an increase of $2,155, or 17.95%, as compared to net income of $12,008 for 2004.  The increase is primarily attributable to an increase in net interest income of $9,768, or 19.93%, to $58,786 in 2005 from $49,018 in 2004 and resulted principally from higher average balances of loans.  In addition, total noninterest income increased by $1,728, or 13.26%, to $14,756 in 2005 from $13,028 in 2004. The increase in noninterest income can be primarily attributed to higher fee income associated with additional volume of deposit-related activity.  Offsetting, in part, these positive effects on net income was an increase in noninterest expense of $7,357, or 19.89%, to $44,340 in 2005 from $36,983 in 2004. The increase in noninterest expense resulted primarily as a result of the Company’s de novo branching initiatives into Davidson County and Williamson County, Tennessee, the NBC transaction in late-2004, the Clarksville transaction during the first part of the fourth quarter-2005 and the advertising cost associated with the Bank’s High Performance Checking Program.

Net Interest Income.  The largest source of earnings for the Company is net interest income, which is the difference between interest income on earning assets and interest paid on deposits and other interest-bearing liabilities.  The primary factors that affect net interest income are changes in volumes and rates on earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management.  During 2006, net interest income was $71,957 as compared to $58,786 in 2005, an increase of 22.40%. The Company experienced solid growth in average balances of interest-earning assets, with average total interest-earning assets increasing by $232,676, or 18.24%, to $1,508,467 in 2006 from $1,275,791 in 2005. Most of the growth occurred in loans, with average loan balances increasing by $259,439, or 21.78%, to $1,450,516 in 2006 from $1,191,077 in 2005.  In order to fund the growth in assets, average balances of total interest-bearing liabilities also increased in 2006 from 2005, with average total interest-bearing deposit balances increasing by $119,464, or 11.77%, to $1,134,691 in 2006 from $1,015,227 in 2005 and average FHLB advances and note payable increasing by $54,726, or 61.19%, to $144,155 in 2006 from $89,429 in 2005.  The Company emphasized various types of deposits while utilizing FHLB advances and overnight borrowings to optimize its funding sources.  The Clarksville transaction, which closed on October 7, 2005 and in which the Company acquired approximately $112,000 in loans and $173,000 in deposits, had approximately a three quarter effect on full year average balances of loans and deposits. Most of the increase in net interest income in 2006 compared to 2005 related to the increased loan volume resulting primarily from the Company’s organic loan growth bolstered by the late-2005 Clarksville branch acquisitions. The positive net interest income impact of the increase in average loan volumes was partially offset by rising costs associated with both deposits and borrowed funds as the FOMC continued its trend of increasing market interest rates through the second quarter of 2006.

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

	2006			2005			2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans(1)
Real estate loans	$1,104,471	$82,783	7.50%	$896,485	$58,968	6.58%	$759,657	$44,124	5.81%
Commercial loans	259,264	20,196	7.79%	208,964	13,651	6.53%	145,870	7,685	5.27%
Consumer and other loans- net(2)	86,781	9,746	11.23%	85,628	9,319	10.88%	81,279	9,081	11.17%
Fees on loans	—	1,768		—	2,136		—	2,690

Total loans (including fees)	$1,450,516	$114,493	7.89%	$1,191,077	$84,074	7.06%	$986,806	$63,580	6.44%

Investment securities(3)
Taxable	$45,446	$2,273	5.00%	$48,774	$1,920	3.94%	$29,382	$1,040	3.54%
Tax-exempt(4)	2,922	108	3.70%	3,668	138	3.76%	4,569	164	3.59%
FHLB and Bankers Bank and other stock	6,784	345	5.09%	6,308	282	4.47%	6,073	230	3.79%

Total investment securities	$55,152	$2,726	4.94%	$58,750	$2,340	3.98%	$40,024	$1,434	3.58%

Other short-term investments	2,799	138	4.93%	25,964	777	2.99%	4,810	62	1.29%

Total interest- earning assets	$1,508,467	$117,357	7.78%	$1,275,791	$87,191	6.83%	$1,031,640	$65,076	6.31%

Noninterest-earning assets:
Cash and due from banks	$39,068			$32,971			$32,430
Premises and equipment	53,304			38,891			34,795
Other, less allowance for loan losses	55,939			40,943			31,156

Total noninterest- earning assets	$148,311			$112,805			$98,381

Total assets	$1,656,778			$1,388,596			$1,130,021

(1)             Average loan balances include nonaccrual loans.  Interest income collected on nonaccrual loans has been included.

(2)             Installment loans are stated net of unearned income.

(3)             The average balance of and the related yield associated with securities available for sale are based on the cost of such securities.

(4)             Tax exempt income has not been adjusted to tax-equivalent basis since it is not material.

	2006			2005			2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-bearing liabilities:
Deposits
Savings, interest checking, and money market accounts	$493,019	$10,524	2.13%	$423,619	$5,654	1.33%	$336,114	$1,762	0.52%
Time deposits	641,672	25,566	3.98%	591,608	17,827	3.01%	466,392	10,437	2.24%

Total deposits	$1,134,691	$36,090	3.18%	$1,015,227	$23,481	2.31%	$802,506	$12,199	1.52%

Securities sold under repurchase agreements and short-term borrowings	32,487	1,469	4.52%	15,695	414	2.64%	15,903	102	1.02%
Subordinated debentures	13,403	1,043	7.78%	11,878	729	6.14%	10,310	466	4.52%
FHLB advances and notes payable	130,752	6,798	5.20%	77,551	3,781	4.88%	75,311	3,231	4.29%

Total interest-bearing liabilities	$1,311,333	$45,400	3.46%	$1,120,351	$28,405	2.54%	$904,030	$16,058	1.78%

Noninterest bearing liabilities:
Demand deposits	$147,947			$125,071			$105,763
Other liabilities	18,952			15,460			13,271
Total non-interest- bearing liabilities	$166,899			$140,531			$119,034

Shareholders’ equity	178,546			127,714			106,957

Total liabilities and shareholders’ equity	$1,656,778			$1,388,596			$1,130,021

Net interest income		$71,957			$58,786			$49,018

Margin analysis:
Interest rate spread			4.32%			4.29%			4.53%

Net yield on interest- earning assets (net interest margin)			4.77%			4.61%			4.75%

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

	2006 vs. 2005				2005 vs. 2004
	Volume	Rate	Rate/ Volume	Total Change	Volume	Rate	Rate/ Volume	Total Change
Interest income:
Loans, net of unearned income	$18,313	$9,941	$2,165	$30,419	$13,161	$6,075	$1,258	$20,494
Investment securities:
Taxable	(131)	520	(36)	353	687	115	76	878
Tax-exempt	(28)	(3)	1	(30)	(32)	9	(2)	(25)
FHLB and Bankers Bank and other stock, at cost	16	45	2	63	10	41	2	53
Other short-term investments	(693)	503	(449)	(639)	273	82	360	715

Total interest income	17,477	11,006	1,683	30,166	14,099	6,322	1,694	22,115

Interest Expense:

Savings, interest checking, and money market accounts	840	3,455	575	4,870	560	2,506	826	3,892
Time deposits	1,509	5,744	486	7,739	2,802	3,617	971	7,390
Short-term borrowings	178	233	644	1,055	(11)	219	44	252
Subordinated debentures	94	195	25	314	71	167	25	263
Notes payable	2,619	244	154	3,017	96	440	14	550

Total interest expense	5,240	9,871	1,884	16,995	3,518	6,949	1,880	12,347

Net interest income	$12,237	$1,135	$(201)	$13,171	$10,581	$(627)	$(186)	$9,768

At December 31, 2006, loans outstanding, net of unearned income, were $1,539,629 compared to $1,378,642 at 2005 year end.  The increase is primarily due to the continued expansion into existing markets resulting from the opening of full-service braches in Williamson County, Davidson County and Hamblen County during 2005, increased loan demand, our community-focused banking philosophy and competitive loan rates.  Average outstanding loans, net of unearned interest, for 2006 were $1,450,516, an increase of 21.78% from the 2005 average of $1,191,077.  Average outstanding loans for 2004 were $986,806.  The growth in average loans for the past three years can be attributed to the Company’s continuing market expansion through the Company’s branch network, the IBC acquisition, the NBC transaction, the Clarksville transaction and aggressive programs with respect to loan production and pricing.

Average investment securities for 2006 were $55,152 compared to $58,750 in 2005 and $40,024 in 2004.  The decrease of $3,598, or 6.12%, from 2005 to 2006 resulted primarily reflects the Company’s channeling of liquidity into higher-yielding loans. The increase of $18,726, or 46.79%, from 2004 to 2005 resulted primarily from the decision to move excess funds from the NBC transaction to higher yielding investment securities.  In 2006, the average yield on investments was 4.94%, an increase from the 3.98% yield in 2005 and 3.58% yield in 2004. The increase in investment yield in 2006 compared to 2005 primarily reflects the positive effect of higher rates on the Company’s adjustable-rate investment securities, as well as the re-investment of maturing securities in a rising rate environment. Management believes this trend will continue if short-term interest rates continue to increase. Income provided by the investment portfolio in 2006 was $2,726 as compared to $2,340 in 2005 and $1,434 in 2004.

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

The Company’s provision for loan losses decreased $858, or 13.48%, to $5,507 in 2006 from $6,365 in 2005.  In 2006, loss experience throughout the Company had continued to decline from 2005.  In 2006, net charge-offs in the Bank, Superior Financial and GCB Acceptance were $2,041, $159 and $744, respectively, totaling $2,944. In 2005, these net charge-offs were $2,490, $440 and $884, respectively, totaling $3,814. Management attributes the decrease in net charge-offs to continued enforcement of underwriting policies and management controls and an increase in loan quality accompanied by an improvement in the local and regional economy. Assuming no change in current economic trends, and based on information presently available, management anticipates that net charge-offs within the Company’s overall loan portfolios should continue at approximately the same rate.

The ratio of nonperforming assets to total assets was 0.29% at December 31, 2006 and 0.65% at December 31, 2005.   The ratio of the Company’s allowance for loan losses to nonperforming loans increased in 2006 to 635.93% from 293.56% in 2005.  Total nonperforming loans decreased $3,217, or 47.84%, to $3,507 at December 31, 2005 from $6,724 at December 31, 2005.  Nonaccrual loans, which are nonperforming loans as to which the Bank no longer recognizes interest income, decreased $2,436, or 41.18%, to $3,479 at December 31, 2006 from $5,915 at December 31, 2005.  Management believes that these loans are adequately secured and does not anticipate any material losses.  Note, however, that total impaired loans, which include substandard as well as nonaccrual loans, decreased by $9,612, or 65.48%, from $14,679 at December 31, 2005 to $5,067 at December 31, 2006.  The Company records a risk allocation allowance for loan losses on all loans in this category; further, the Company specifically records additional allowance amounts for individual loans when the circumstances so warrant.  For further discussion of nonperforming assets as it relates to foreclosed real estate and impaired loans, see “BUSINESS — Lending Activities — Past Due, Special Mention, Classified and Nonaccrual Loans” located earlier.

To further manage its credit risk on loans, the Company maintains a “watch list” of loans that, although currently performing, have characteristics that require closer supervision by management.  At December 31, 2006, the Company had identified approximately $14,452 in loans that were placed on its “watch list,” compared to $20,913 as of December 31, 2005.

Noninterest Income.  The generation of noninterest income, which is income that is not related to interest-earning assets and consists primarily of service charges, commissions and fees, has become more important as increases in levels of interest-bearing deposits and other liabilities make it more difficult to maintain interest rate spreads.

Total noninterest income for 2006 increased to $20,778 as compared to $14,756 in 2005 and $13,028 in 2004.  The largest components of noninterest income are service charges, commissions and fees, which totaled $15,046 in 2006, $11,019 in 2005 and $9,074 in 2004.  The increase in 2006 primarily reflects additional fees generated from the higher volume of deposit-related products, especially fees associated with the Bank’s High Performance Checking Program.

Noninterest Expense.  Control of noninterest expense also is an important aspect in managing net income.  Noninterest expense includes, among others, personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage and FDIC assessments. Total noninterest expense was $52,776 in 2006 compared to $44,340 in 2005 and $36,983 in 2004. The increase of $8,436, or 19.03%, in 2006 as compared to 2005 principally reflects increases in all categories primarily as a result of the Clarksville branch acquisition occurring during the first part of the fourth quarter-2005.

Personnel costs are the primary element of the Company’s noninterest expenses. For the years ended December 31, 2006 and 2005, salaries and benefits represented $26,308, or 49.85%, and $22,185, or 50.03%, respectively, of total noninterest expense. This was an increase of $4,123, or 18.58%.  Including Bank branches and non-Bank office locations, the Company had 60 locations at December 31, 2006 and 2005, respectively, and the number of full-time equivalent employees increased 8.56% from 561 at December 31, 2005 to 609 at December 31, 2006.  This increase in personnel cost is primarily the result of the Clarksville transaction during the first part of the fourth quarter-2005 and the addition of experienced lenders to the Company’s lending staff and operational support staff.

Income Taxes.  The Company’s effective income tax rate was 38.3% in 2006 compared to 38.0% in 2005 and 37.5% in 2004.  The increased effective income tax rates each year relate to a lower level of tax preferenced income in each calendar year relative to total income.

Changes in Financial Condition

Total assets at December 31, 2006 were $1,772,654, an increase of $152,665, or 9.42%, over total assets of $1,619,989 at December 31, 2005.  This increase reflects an increase in loans, net of unearned interest, of $160,987, or 11.68%, to $1,539,629 at December 31, 2006 from $1,378,642 at December 31, 2005. The increase in loans can be attributed to the Company’s continued focus on generating good credit quality loans, competitive loan pricing and the addition of experienced lenders to the Company’s lending staff.  Average assets for 2006 also increased to $1,656,778, an increase of $268,182, or 19.31%, from the average asset balance of $1,388,596 for 2005. This increase in average assets was also due primarily to the continued increase of organic loan growth throughout 2006 combined with the loans acquired in the Clarksville transaction which occurred early in the fourth quarter of 2005.  The Company’s return on average assets increased in 2006 to 1.28% from 1.02% in 2005 as a result of higher earnings driven by the increase in net interest margin and the continued growth in noninterest income.  This increase was partially offset by the increase in noninterest expenses.

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

Earning assets consist of loans, investment securities and short-term investments that earn interest.  Average earning assets during 2006 were $1,508,467, an increase of 18.24% from an average of $1,275,791 in 2005. The increase in average earnings assets is due primarily to the continued increase of organic loan growth through 2006 and the loans acquired in the Clarksville transaction which occurred in the first part of the fourth quarter-2005.

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

Principally as a result of the Company’s high loan to deposit ratio, the Company maintains an investment portfolio to primarily cover pledging requirements for deposits and borrowings and secondarily as a source of liquidity while modestly adding to earnings.  Investments at December 31, 2006 had an amortized cost of $40,494 and a market value of $40,284 as compared to an amortized cost of $52,844 and market value of $52,202 at December 31, 2005. The Company invests principally in callable federal agency securities. These securities will provide a higher yield than non-callable securities with similar maturities. The primary risk involved in callable securities is that they may be called prior to maturity.  In 2006 the Company purchased $14,000 of callable federal agency securities. The securities purchased are considered to be “in the money”. That means the likelihood is high that they will be called on the first call date.  Also in 2006, the Company received $2,020 from the pay down of SBA and mortgage-backed securities.  The Company received $17,250 on the maturity of various U.S. agency securities held for sale, $835 from the maturity or call of municipal securities held to maturity, $4,277 from the call of trust preferred securities and $1,000 on the call of one the “in the money” callable securities purchased in 2006.

The Company’s deposits were $1,332,505 at December 31, 2006, which represents an increase of $36,626, or 2.83%, from the $1,295,879 of deposits at December 31, 2005.  Noninterest bearing demand deposit balances increased 5.84% to $152,635 at December 31, 2006 from $144,216 at December 31, 2005.   Average interest-bearing deposits increased $119,464, or 11.77%, to $1,134,691 in 2006 from $1,015,227 in 2005.  The increase in average deposits is due primarily to the effect of the Clarksville transaction during the first part of the fourth quarter-2005 and the Bank’s High Performance Checking Program. In 2005, average interest-bearing deposits increased $212,721, or 26.51%, over 2004.  The increase in average deposits is due primarily to the effect of the NBC acquisition that occurred late in 2004, the Clarksville transaction during the first part of the fourth quarter-2005 and the Bank’s High Performance Checking Program.

Interest paid on deposits in 2006 totaled $36,090, reflecting a 3.18% cost on average interest-bearing deposits of $1,134,691.  In 2005, interest of $23,481 was paid at a cost of 2.31% on average deposits of $1,015,227. In 2004, interest of $12,199 was paid at a cost of 1.52% on average deposits of $802,506.

Liquidity and Capital Resources

Liquidity.  Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations.  Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities.  The Company’s primary source of liquidity is dividends paid by the Bank.  Applicable Tennessee statutes and regulations impose restrictions on the amount of dividends that may be declared by the Bank.  Further, any dividend payments are subject to the continuing ability of the Bank to maintain compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a “well-capitalized” institution.  In addition, the Company maintains borrowing availability with the Federal Home Loan Bank of Cincinnati (“FHLB”) approximating $1,518 at December 31, 2006. The Company also maintains federal funds lines of credit totaling $126,000 at eight correspondent banks of which $106,000 was available at December 31, 2006. The Company believes it has sufficient liquidity to satisfy its current operating needs.

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

In 2006, operating activities of the Company provided $28,541 of cash flows, reflecting net income of $21,262 after deducting non-cash operating expenses including $5,507 in provision for loan losses and amortization and depreciation of $4,143, and other non-cash operating income items, including $2,598 in the net change in accrued interest payable and other liabilities, offset by $4,594 in the net change in other assets.  Cash flows from operating activities were increased by the proceeds from the sale of held-for-sale loans of $68,747, offset by cash used to originate held-for-sale loans of $66,964.

Investing activities, including lending, utilized $160,633 of the Company’s cash flows in 2006, a decrease of $53,683 from $214,316 in 2005.  Cash flows from investing activities also increased from the sale of Other Real Estate Owned (“OREO”) in the amount of $5,469. These cash inflows were reduced by the cash used in the net increase in loans in the amount of $167,453. This use of cash declined $61,589 from the $229,042 used in 2005, reflecting a slight reduction in organic loan demand in 2006 compared to 2005. Additional cash was provided from the excess of maturities and sale of securities available for sale over the purchases of securities in the amount of $12,385. Investments in premises and equipment of $10,383 were also undertaken in 2006 reflecting the Company’s continued expansion initiatives.

Net additional cash flows of $128,209 were provided by financing activities, a decrease of $68,842 from $197,051 in 2005. The financing cash flow activity in 2006 and 2005 with respect to notes payable reflected a net source of funds in the amounts of $72,424 and $19,925, respectively, reflecting the Company’s continued election to rely more on FHLB advances to fund lending activity. Cash flows provided by the net change in deposits was positive at $36,626, it nevertheless represented a decline of $88,294 from $124,920 in 2005.  As in prior years, the Company’s cash flow from financing activities was decreased by the Company’s dividend payments during 2006 of $6,270.

Capital Resources.  The Company’s capital position is reflected in its shareholders’ equity, subject to certain adjustments for regulatory purposes.  Shareholders’ equity, or capital, is a measure of the Company’s net worth, soundness and viability.  The Company’s capital continued to exceed regulatory requirements at December 31, 2006 and its record of paying dividends to its stockholders continued uninterrupted during 2006.  Management believes the capital base of the Company allows it to take advantage of business opportunities while maintaining the level of resources deemed appropriate by management of the Company to address business risks inherent in the Company’s daily operations.

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

The FRB has issued regulations which allow continued inclusion of outstanding and prospective issuances of trust preferred securities as Tier 1 capital subject to stricter quantitative and qualitative limits than allowed under prior regulations.  The new limits will phase in over a five-year transition period and would permit the Company’s trust preferred securities to continue to be treated as Tier 1 capital.

Shareholders’ equity on December 31, 2006 was $184,471, an increase of $16,450, or 9.79%, from $168,021 on December 31, 2005.  The increase in shareholders’ equity arises primarily from net income for 2006 of $21,262 ($2.14 per share, assuming dilution).  This increase was offset in part by dividend payments during 2006 that totaled $6,270 ($0.64 per share).

On September 18, 2002 the Company announced that its Board of Directors had authorized the repurchase of up to $2,000 of the Company’s outstanding shares of common stock beginning in October 2002. The repurchase plan has been renewed by the Board of Directors annually thereafter and will terminate on the earlier to occur of the Company’s repurchase of the total authorized dollar amount or December 31, 2007. The repurchase plan is dependent upon market conditions and there is no guarantee as to the exact number of shares to be repurchased by the Company.  To date, the Company has purchased 25,700 shares at an aggregate cost of approximately $538 under this program.

Risk-based capital regulations adopted by the FRB and the FDIC require both bank holding companies and banks to achieve and maintain specified ratios of capital to risk-weighted assets.  The risk-based capital rules are designed to measure “Tier 1” capital (consisting of stockholders’ equity, less goodwill) and total capital in relation to the credit risk of both on- and off-balance sheet items.  Under the guidelines, one of four risk weights is applied to the different on-balance sheet items.  Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts.  All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital.  At December 31, 2006, the Company and the Bank each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements.  Actual capital levels and minimum levels (in millions) were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Amounts to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual	Ratio (%)	Actual	Ratio (%)	Actual	Ratio (%)
2006
Total Capital (to Risk Weighted Assets)
Consolidated	$178.5	11.5	$124.6	8.0	$155.8	10.0
Bank	177.3	11.4	124.5	8.0	155.6	10.0
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$159.1	10.2	$62.3	4.0	$93.5	6.0
Bank	157.8	10.1	62.3	4.0	93.4	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$159.1	9.5	$67.4	4.0	$84.2	5.0
Bank	157.8	9.4	67.3	4.0	84.2	5.0

2005
Total Capital (to Risk Weighted Assets)
Consolidated	$159.2	11.5	$111.2	8.0	$139.0	10.0
Bank	157.1	11.3	111.2	8.0	139.0	10.0
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$141.8	10.2	$55.6	4.0	$83.4	6.0
Bank	139.7	10.1	55.6	4.0	83.4	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$141.8	9.3	$61.2	4.0	$76.5	5.0
Bank	139.7	9.1	61.2	4.0	76.4	5.0

Off-Balance Sheet Arrangements

At December 31, 2006, the Company had outstanding unused lines of credit and standby letters of credit totaling $511,574 and unfunded loan commitments outstanding of $91,720.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, the Company has the ability to liquidate federal funds sold or securities available-for-sale or, on a short-term basis, to borrow from the FHLB and/or purchase federal funds from other financial institutions.  At December 31, 2006, the Company had accommodations with upstream correspondent banks for unsecured federal funds lines.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.  The following table presents additional information about the Company’s commitments as of December 31, 2006, which by their terms have contractual maturity dates subsequent to December 31, 2006:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Commitments to make loans — fixed	$24,308	$—	$—	$—	$24,308
Commitments to make loans — variable.	67,412	—	—	—	67,412
Unused lines of credit	311,538	102,782	6,329	59,771	480,420
Letters of credit	28,108	3,046	—	—	31,154
Total	$431,366	$105,828	$6,329	$59,771	$603,294

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

The primary tool that management uses to measure short-term interest rate risk is a net interest income simulation model prepared by an independent national consulting firm and reviewed by another separate and independent national consulting firm.  These simulations estimate the impact that various changes in the overall level of interest rates over one- and two-year time horizons would have on net interest income.  The results help the Company develop strategies for managing exposure to interest rate risk. The Company acquired the rights to use a proprietary ALCO system which it runs on an ad hoc basis, but no less frequent than monthly. The Company will continue to run parallel systems until the installation has been satisfactorily achieved after which time, the previously used simulation model usage will be discontinued. The Company will retain the annual independent model review services of the consulting company.

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

The Company’s current guidelines for risk management call for preventive measures if a gradual 200 basis point increase or decrease in short-term rates over the next 12 months would affect net interest income over the same period by more than 18.5%.  The Company has been operating well within these guidelines.  As of December 31, 2006 and 2005, based on the results of the independent consulting firm’s simulation model, the Company could expect net interest income to increase by approximately 14.59% and 10.72%, respectively, if short-term interest rates immediately increase by 200 basis points.  Conversely, if short-term interest rates immediately decrease by 200 basis points, net interest income could be expected to decrease by approximately 8.20% and 11.29%, respectively.

The scenario described above, in which net interest income increases when interest rates increase and decreases when interest rates decline, is typically referred to as being “asset sensitive” because interest-earning assets exceed interest-bearing liabilities.  At December 31, 2006, approximately 49% of the Company’s gross loans had adjustable rates.  While management believes, based on its asset/liability modeling, that the Company is asset sensitive, it also believes that a rapid, significant and prolonged increase or decrease in rates could have a substantial adverse impact on the Company’s net interest margin.

The Company’s net interest income simulation model incorporates certain assumptions with respect to interest rate floors on certain deposits and other liabilities. Further, given the relatively low interest rates on some deposit products, a 200 basis point downward shock could very well reduce the costs on some liabilities below zero. In these cases, the Company’s model incorporates constraints which prevent such a shock from simulating liability costs to zero.

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

The Company’s current guidelines for risk management call for preventive measures if an immediate 200 basis point increase or decrease in interest rates would reduce the economic value of equity by more than 23%.  The Company has been operating well within these guidelines.  As of December 31, 2006 and 2005, based on the results of the independent national consulting firm’s simulation model and reviewed by the separate and independent national consulting firm, the Company could expect its economic value of equity to increase by approximately 11.20% and 13.75%, respectively, if short-term interest rates immediately increased by 200 basis points.  Conversely, if short-term interest rates immediately decrease by 200 basis points, economic value of equity could be expected to decrease by approximately 15.44% and 17.56%, respectively.  The lower percentage changes in economic value of equity as of December 31, 2006, compared to December 31, 2005, are primarily due to a combination of extending asset durations and further reflects customer liability preferences of remaining short in a rising rate environment.

Disclosure of Contractual Obligations

In the ordinary course of operations, the Company enters into certain contractual obligations.  Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment.  The following table summarizes the Company’s significant fixed and determinable contractual obligations as of December 31, 2006:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Deposits without a stated maturity	$651,530	$—	$—	$—	$651,530
Certificate of deposits	582,323	83,967	10,970	3,715	680,975
Repurchase agreements	22,165	—	—	—	22,165
FHLB advances and notes payable	85,313	30,294	40,862	21,102	177,571
Subordinated debentures	—	—	—	13,403	13,403
Operating lease obligations	559	556	240	312	1,667
Deferred compensation	470	1,436	—	1,241	3,147
Purchase obligations	190	—	—	—	190
Total	$1,342,550	$116,253	$52,072	$39,773	$1,550,648

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

Effect of New Accounting Standards

In December 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 123(R) (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes grant date fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee stock ownership plans. The Company adopted SFAS No. 123(R) effective January 1, 2006, resulting in additional compensation expense of $354 for the year ended December 31, 2006.

In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”. SAB No. 107 expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 has been considered by the Company in its adoption of SFAS No. 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This statement replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles or error corrections, unless it is impractical to determine the period-specific effects or when a pronouncement includes specific transition provisions. This statement is effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 (revised 2004) did not have a material impact on the Company’s financial condition or results of operations of the Company.

In November 2005 The FASB issued FASB Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (the “FSP”). This FSP addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations SFAS No. 115 and SEC Staff Accounting Bulletin 59. Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP was effective for reporting periods beginning after December 15, 2005. The application of the FSP did not have a material impact on the Company’s financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB statements No. 133 and 140.” This statement permits fair value remeasurement of certain hybrid financial instruments, clarifies the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” regarding interest-only and principal-only strips, and provides further guidance on certain issues regarding beneficial interests in securitized financial assets, concentrations of credit risk and qualifying special purpose entities. SFAS No. 155 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The application of SFAS No. 155 is not expected to have an impact on the Company’s financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” This statement requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset, and that the servicing assets and servicing liabilities be initially measured at fair value. The statement also permits an entity to choose a subsequent measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The application of SFAS No. 156 is not expected to have an impact on the Company’s financial condition or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB Interpretation No. 48 is effective for fiscal years beginning after December 31, 2006. The Company is currently in the process of evaluating the impact of the implementation of FASB Interpretation No. 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides for enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is applicable under other accounting pronouncements that either require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet evaluated the impact of the implementation of SFAS No. 157.

In September 2006, the FASB ratified EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF Issue 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee. This Issue states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under Issue EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. Issue EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company has not yet evaluated the impact of the implementation of EITF Issue 06-4.

In September 2006, the FASB ratified EITF Issue 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin (“FTB”) No. 85-4, Accounting for Purchases of Life Insurance.” This Issue addresses how an entity should determine the amount that could be realized under the insurance contract at the balance sheet date in applying FTB 85-4 and if the determination should be on an individual or group policy basis. EITF Issue 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF Issue 06-5 is not expected to have a material effect on the Company’s financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The application of SAB 108 did not have a material impact on the Company’s financial condition or results of operations.

In September 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R” requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 did not have a material impact on the Company’s financial condition or results of operations.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth on pages 26 through 41 of Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Asset/Liability Management” is incorporated herein by reference.

Management Report on Internal Control Over Financial Reporting

Management of Greene County Bancshares, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2006.

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

Dixon Hughes PLLC, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2006, and has issued an attestation report on the Company’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, which is included herein on page 43.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS
GREENE COUNTY BANCSHARES, INC.

We have audited management’s assessment, included in the accompanying Greene County Bancshares, Inc. and subsidiaries Management Report on Internal Control over Financial Reporting, that Greene County Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Greene County Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Greene County Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Also, in our opinion, Greene County Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Greene County Bancshares, Inc. and subsidiaries as of and for the year-ended December 31, 2006 and our report dated February 28, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes PLLC

Atlanta, Georgia
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND SHAREHOLDERS
GREENE COUNTY BANCSHARES, INC.

We have audited the accompanying consolidated balance sheets of Greene County Bancshares, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greene County Bancshares, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

 We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Greene County Bancshares’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2007 expressed unqualified opinions on both management’s assessment of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting.

/s/ Dixon Hughes PLLC

Atlanta, Georgia
February 28, 2007

GREENE COUNTY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(Amounts in thousands, except share and per share data)

	2006	2005
ASSETS
Cash and due from banks	$44,657	$46,136
Federal funds sold	25,983	28,387
Cash and cash equivalents	70,640	74,523
Securities available for sale	37,740	48,868
Securities held to maturity (with a market value of $2,544 and $3,335)	2,545	3,379
Loans held for sale	1,772	2,686
Loans, net of unearned interest	1,539,629	1,378,642
Allowance for loan losses	(22,302)	(19,739)
Premises and equipment, net	57,258	49,985
FHLB, Bankers Bank and other stock, at cost	7,055	6,489
Cash surrender value of life insurance	21,176	19,764
Goodwill	31,327	31,327
Core deposit intangible	7,213	8,295
Other assets	18,601	15,770

Total assets	$1,772,654	$1,619,989

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Noninterest-bearing deposits	$152,635	$144,216
Interest-bearing deposits	1,179,870	1,151,663
Total deposits	1,332,505	1,295,879

Federal funds purchased	20,000	—
Repurchase agreements	22,165	17,498
FHLB advances and notes payable	177,571	105,146
Subordinated debentures	13,403	13,403
Accrued interest payable and other liabilities	22,539	20,042
Total liabilities	1,588,183	1,451,968

Shareholders’ equity
Common stock: $2 par, 15,000,000 shares authorized, 9,810,867 and 9,766,336 shares outstanding	$19,622	$19,533
Additional paid-in capital	71,828	70,700
Retained earnings	93,150	78,158
Accumulated other comprehensive loss	(129)	(370)
Total shareholders’ equity	184,471	168,021

Total liabilities and shareholders’ equity	$1,772,654	$1,619,989

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2006, 2005 and 2004
(Amounts in thousands, except share and per share data)

	2006	2005	2004
Interest income
Interest and fees on loans	$114,493	$84,074	$63,580
Taxable securities	2,273	1,920	1,040
Nontaxable securities	108	138	164
FHLB, Bankers Bank and other stock	345	282	230
Federal funds sold and other	138	777	62
Total interest income	117,357	87,191	65,076

Interest expense
Deposits	36,090	23,481	12,199
Federal funds purchased and repurchase agreements	1,469	414	162
FHLB advances, notes payable and subordinated debentures	7,841	4,510	3,697
Total interest expense	45,400	28,405	16,058

Net interest income	71,957	58,786	49,018

Provision for loan losses	5,507	6,365	5,836

Net interest income after provision for loan losses	66,450	52,421	43,182

Noninterest income
Service charges and fees	15,046	11,019	9,074
Mortgage banking income	1,116	664	704
Gain on sales of OREO and repossessed assets	69	—	400
Other	4,547	3,073	2,850
Total noninterest income	20,778	14,756	13,028

Noninterest expense
Salaries and employee benefits	26,308	22,185	19,189
Occupancy expense	4,285	3,570	2,948
Equipment expense	3,954	3,703	3,075
Professional services	1,596	1,241	1,645
Advertising	2,584	2,529	971
Loss on OREO and repossessed assets	—	109	—
Core deposit intangible amortization	1,082	854	624
Other	12,967	10,149	8,531
Total noninterest expense	52,776	44,340	36,983

Income before income taxes	34,452	22,837	19,227

Provision for income taxes	13,190	8,674	7,219

Net income	$21,262	$14,163	$12,008

Earnings per share:
Basic	$2.17	$1.73	$1.57
Diluted	2.14	1.71	1.55

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2006, 2005 and 2004
(Amounts in thousands, except share and per share data)

				Accumulated
				Other	Total
		Additional		Compre-	Share-
	Common	Paid-in	Retained	hensive	holders’
	Stock	Capital	Earnings	Income (loss)	Equity

Balance, January 1, 2004	$15,320	$24,482	$61,947	$186	$101,935

Common stock transactions:
Exercise of 13,511 shares under stock option plan	27	147	—	—	174
Repurchase of common stock, 25,700 shares	(51)	(487)	—	—	(538)
Tax benefit from exercise of nonincentive stock options	—	18	—	—	18
Dividends paid ($.61 per share)	—	—	(4,666)	—	(4,666)
Comprehensive income:
Net income	—	—	12,008	—	12,008
Change in unrealized gains (losses), net of reclassification and taxes	—	—	—	(213)	(213)
Total comprehensive income					11,795

Balance, December 31, 2004	15,296	24,160	69,289	(27)	108,718

Common stock transactions:
Exercise of 10,596 shares under stock option plan	21	121	—	—	142
Issuance of 2,108,000 shares in public offering	4,216	46,419	—	—	50,635
Dividends paid ($.61 per share)	—	—	(5,294)	—	(5,294)
Comprehensive income:
Net income	—	—	14,163	—	14,163
Change in unrealized gains (losses), net of reclassification and taxes	—	—	—	(343)	(343)
Total comprehensive income					13,820

Balance, December 31, 2005	19,533	70,700	78,158	(370)	168,021

Common stock transactions:
Exercise of 49,264 shares under stock option plan	99	839	—	—	938
Common stock exchanged for exercised stock options, 4,733 shares	(10)	(167)	—	—	(177)
Stock-based compensation	—	354	—	—	354
Tax benefit from exercise of nonincentive stock options	—	102	—	—	102
Dividends paid ($.64 per share)	—	—	(6,270)	—	(6,270)
Comprehensive income:
Net income	—	—	21,262	—	21,262
Change in unrealized gains (losses), net of reclassification and taxes	—	—	—	241	241
Total comprehensive income					21,503

Balance, December 31, 2006	$19,622	$71,828	$93,150	$(129)	$184,471

See accompanying notes.

GREENE COUNTY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2006, 2005 and 2004
(Amounts in thousands)

	2006	2005	2004
Cash flows from operating activities
Net income	$21,262	$14,163	$12,008
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	5,507	6,365	5,836
Depreciation and amortization	4,143	3,740	3,120
Security amortization and accretion, net	(42)	13	153
Loss on sale of securities	8	—	—
FHLB stock dividends	(341)	(278)	(219)
Net gain on sale of mortgage loans	(869)	(501)	(515)
Originations of mortgage loans held for sale	(66,964)	(40,823)	(46,982)
Proceeds from sales of mortgage loans	68,747	39,789	49,892
Increase in cash surrender value of life insurance	(761)	(635)	(521)
Net losses from sales of fixed assets	1	20	41
Stock-based compensation	354	—	—
Net (gain) loss on OREO and repossessed assets	(69)	109	(400)
Deferred tax (benefit) expense	(499)	(767)	572
Net changes:
Other assets	(4,534)	(2,170)	1,101
Accrued interest payable and other liabilities	2,598	2,115	3,825
Net cash provided from operating activities	28,541	21,140	27,911

Cash flows from investing activities
Purchase of securities available for sale	(13,936)	(21,310)	(13,500)
Proceeds from sale of securities available for sale	1,979	—	—
Proceeds from maturities of securities available for sale	23,507	7,193	11,232
Proceeds from maturities of securities held to maturity	835	1,003	903
Purchase of life insurance	(652)	(3,657)	(2,500)
Net change in loans	(167,453)	(229,042)	(71,597)
Net cash received in acquisitions	—	33,191	38,003
Proceeds from sale of other real estate	5,469	2,955	3,714
Improvements to other real estate	(47)	—	(6)
Proceeds from sale of fixed assets	48	8	32
Premises and equipment expenditures	(10,383)	(4,657)	(4,044)
Net cash used in investing activities	(160,633)	(214,316)	(37,763)

Cash flows from financing activities
Net change in deposits	36,626	124,920	21,025
Net change in federal funds purchased and repurchase agreements	24,667	3,630	972
Proceeds from notes payable	446,321	303,755	219,950
Proceeds from subordinated debentures	—	3,093	—
Repayment of FHLB advances and notes payable	(373,896)	(283,830)	(197,758)
Dividends paid	(6,270)	(5,294)	(4,666)
Proceeds from issuance of common stock	761	50,777	174
Repurchase of common stock	—	—	(538)
Net cash provided from financing activities	128,209	197,051	39,159

Net change in cash and cash equivalents	(3,883)	3,875	29,307

Cash and cash equivalents, beginning of year	74,523	70,648	41,341

Cash and cash equivalents, end of year	$70,640	$74,523	$70,648

Supplemental disclosures — cash and noncash
Interest paid	$44,424	$27,937	$16,681
Income taxes paid	13,154	7,694	5,524
Loans converted to other real estate	5,095	6,403	5,102
Unrealized (loss) gain on available for sale securities, net of tax	241	(343)	(213)
Fair value of assets acquired	—	141,300	32,641
Fair value of liabilities assumed	—	173,600	70,104

See accompanying notes.

GREEN COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2006, 2005 and 2004

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

Cash Flows:  Cash and cash equivalents, includes cash, deposits with other financial institutions under 90 days, and federal funds sold.  Net cash flows are reported for loan, deposit and other borrowing transactions.

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

Mortgage Banking Activities: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value.  The Company controls its interest rate risk with respect to mortgage loans held for sale and loan commitments expected to close by usually entering into agreements to sell loans.  The Company records loan commitments related to the origination of mortgage loans held for sale as derivative instruments. The Company’s commitments are for fixed rated mortgage loans, generally last 60 to 90 days and are at market rates when initiated.  The Company had $17,946 in outstanding loan commitment derivatives at December 31, 2006.  Sales contract derivatives are entered into for amounts and terms offsetting the interest rate risk of loan commitment derivatives, and both are carried at their fair value with changes included in earnings.  Substantially all of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts.  The aggregate market value of mortgage loans held for sale considers the sales prices of such agreements.  The Company also provides currently for any losses on uncovered commitments to lend or sell.  The Company sells mortgage loans servicing released.

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

Stock Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) using the modified prospective method.  According to SFAS No. 123R, the total cost of the Company’s share based awards is equal to the grant date fair value and recognized as expense on a straight line basis over the service periods of the awards. For the year ended December 31, 2006 stock option expense of $354 was recorded in the income statement in net income.  There is no tax effect for this stock option expense because all the options issued were Incentive Stock Options (“ISO’s”).  As of December 31, 2006, the Company had $1,022 unrecognized stock option expense which will be recognized over 2.2 years.

As allowed under SFAS No. 123, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option plans prior to January 2006. Accordingly, no compensation expense was recognized for options granted with exercises prices equal to the fair market value of the Company’s common stock on the grant date.

The following illustrates the effect on net income available to common shareholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the years ended December 31, 2005 and 2004, respectively:

	Year-ended December 31,
	2005	2004

Net income:
As reported	$14,163	$12,008
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	24
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of tax	(207)	(172)
Pro forma	$13,956	$11,860

Earnings per common share:
As reported	$1.73	$1.57
Pro forma	$1.71	$1.54

Diluted earnings per common share:
As reported	$1.71	$1.55
Pro forma	$1.69	$1.53

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

New Accounting Pronouncements: In December 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 123(R) (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes grant date fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee stock ownership plans. The Company adopted SFAS No. 123(R) effective January 1, 2006, resulting in additional compensation expense of $354 for the year ended December 31, 2006.

In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”. SAB No. 107 expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 has been considered by the Company in its adoption of SFAS No. 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This statement replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles or error corrections, unless it is impractical to determine the period-specific effects or when a pronouncement includes specific transition provisions. This statement is effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 (revised 2004) did not have a material impact on the Company’s financial condition or results of operations of the Company.

In November 2005 The FASB issued FASB Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (the “FSP”). This FSP addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations SFAS No. 115 and SEC Staff Accounting Bulletin 59. Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP was effective for reporting periods beginning after December 15, 2005. The application of the FSP did not have a material impact on the Company’s financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB statements No. 133 and 140.” This statement permits fair value remeasurement of certain hybrid financial instruments, clarifies the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” regarding interest-only and principal-only strips, and provides further guidance on certain issues regarding beneficial interests in securitized financial assets, concentrations of credit risk and qualifying special purpose entities. SFAS No. 155 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The application of SFAS No. 155 is not expected to have an impact on the Company’s financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” This statement requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset, and that the servicing assets and servicing liabilities be initially measured at fair value. The statement also permits an entity to choose a subsequent measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The application of SFAS No. 156 is not expected to have an impact on the Company’s financial condition or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB Interpretation No. 48 is effective for fiscal years beginning after December 31, 2006. The Company is currently in the process of evaluating the impact of the implementation of FASB Interpretation No. 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides for enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is applicable under other accounting pronouncements that either require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet evaluated the impact of the implementation of SFAS No. 157.

In September 2006, the FASB ratified EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF Issue 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee. This Issue states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under Issue EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. Issue EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company has not yet evaluated the impact of the implementation of EITF Issue 06-4.

In September 2006, the FASB ratified EITF Issue 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin (“FTB”) No. 85-4, Accounting for Purchases of Life Insurance.” This Issue addresses how an entity should determine the amount that could be realized under the insurance contract at the balance sheet date in applying FTB 85-4 and if the determination should be on an individual or group policy basis. EITF Issue 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF Issue 06-5 is not expected to have a material effect on the Company’s financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The application of SAB 108 did not have a material impact on the Company’s financial condition or results of operations.

In September 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R” requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 did not have a material impact on the Company’s financial condition or results of operations.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there are any such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $16,268 and $14,341 was required to meet regulatory reserve and clearing requirements at year-end 2006 and 2005.  These balances do not earn interest.

Segments: Internal financial reporting is primarily reported and aggregated in five lines of business: banking, mortgage banking, consumer finance, subprime automobile lending, and title insurance.  Banking accounts for 94.3% of revenues for 2006.

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

Reclassifications: Certain items in prior year financial statements have been reclassified to conform to the 2006 presentation.  These reclassifications had no effect on net income or shareholders’ equity as previously reported.

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2006, 2005 and 2004

NOTE 2 - SECURITIES

Securities are summarized as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost
Available for Sale
2006
U.S. government agencies	$25,405	$44	$(100)	$25,461
Obligations of states and political subdivisions	1,702	—	(6)	1,708
Mortgage-backed	8,409	10	(158)	8,557
Trust preferred securities	2,224	1	—	2,223

	$37,740	$55	$(264)	$37,949

2005
U. S. Treasury and government agencies	$31,279	$10	$(344)	$31,613
Obligations of states and political subdivisions	1,700	—	(11)	1,711
Mortgage-backed	9,476	22	(187)	9,641
Trust preferred securities	6,413	20	(107)	6,500

	$48,868	$52	$(649)	$49,465

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
Held to Maturity
2006
Obligations of states and political subdivisions	$1,794	$12	$(5)	$1,801
Other securities	751	1	(9)	743

	$2,545	$13	$(14)	$2,544

2005
Obligations of states and political subdivisions	$2,630	$25	$(5)	$2,650
Other securities	749	—	(64)	685

	$3,379	$25	$(69)	$3,335

Contractual maturities of securities at year-end 2006 are shown below.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale	Held to Maturity
	Fair	Carrying	Fair
	Value	Amount	Value

Due in one year or less	$10,163	$155	$155
Due after one year through five years	2,961	2,390	2,389
Due after five years through ten years	13,742	—	—
Due after ten years	2,465	—	—
Mortgage-backed securities	8,409	—	—

Total maturities	$37,740	$2,545	$2,544

Gross losses of $8 were recognized in 2006 from proceeds of $1,939 on the sale of securities available for sale.  There were no security sales during 2005 and 2004.

Securities with a carrying value of $26,843 and $24,025 at year-end 2006 and 2005 were pledged for public deposits and securities sold under agreements to repurchase.

Securities with unrealized losses at year-end 2006 and 2005 not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
2006
U. S. government agencies	$9,953	$(44)	$3,444	$(56)	$13,397	$(100)
Obligations of states and political subdivisions	210	—	1,837	(11)	2,047	(11)
Other securities	—	—	246	(9)	246	(9)
Mortgage-backed securities	5	—	7,354	(158)	7,359	(158)
Total temporarily impaired	$10,168	$(44)	$12,881	$(234)	$23,049	$(278)

2005
U. S. Treasury and government agencies	$16,968	$(139)	$13,598	$(200)	$30,566	$(339)
Obligations of states and political subdivisions	—	—	2,060	(21)	2,060	(21)
Trust preferred securities	—	—	4,500	(107)	4,500	(107)
Other securities	—	—	749	(64)	749	(64)
Mortgage-backed securities	—	—	8,699	(187)	8,699	(187)
Total temporarily impaired	$16,968	$(139)	$29,606	$(579)	$46,574	$(718)

Unrealized losses on securities have not been recognized into income because management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increases in market interest rates.  The fair value is expected to recover as the securities approach their maturity date and/or market rates decline.

NOTE 3 - LOANS

Loans at year-end were as follows:

	2006	2005

Commercial	$258,998	$245,285
Commercial real estate	921,190	729,254
Residential real estate	281,629	319,797
Consumer	87,111	90,682
Other	2,203	3,476
Unearned interest	(11,502)	(9,852)
Loans, net of unearned interest	$1,539,629	$1,378,642

Allowance for loan losses	$(22,302)	$(19,739)

Activity in the allowance for loan losses is as follows:

	2006	2005	2004

Beginning balance	$19,739	$15,721	$14,564
Reserve acquired in acquisition	—	1,467	363
Provision for loan losses	5,507	6,365	5,836
Loans charged off	(4,357)	(5,583)	(6,980)
Recoveries of loans charged off	1,413	1,769	1,938

Balance, end of year	$22,302	$19,739	$15,721

Impaired loans were as follows:

	2006	2005	2004

Loans with allowance allocated	$5,067	$14,679	$12,210
Amount of allowance allocated	760	2,202	1,832
Average balance during the year	6,897	11,964	11,971
Interest income not recognized during impairment	207	368	244

Interest income actually recognized on these loans during 2006, 2005 and 2004 was not significant.

Nonperforming loans were as follows:

	2006	2005

Loans past due 90 days still on accrual	$28	$809
Nonaccrual loans	3,479	5,915

Total	$3,507	$6,724

Nonperforming loans and impaired loans are defined differently.  Some loans may be included in both categories, whereas other loans may only be included in one category.

The aggregate amount of loans to executive officers and directors of the Company and their related interests was approximately $11,129 and $13,011 at year-end 2006 and 2005, respectively.  During 2006 and 2005, new loans aggregating approximately $17,545 and $19,689, respectively, and amounts collected of approximately $19,427 and $16,491, respectively, were transacted with such parties.

NOTE 4 - PREMISES AND EQUIPMENT

Year-end premises and equipment follows:

	2006	2005

Land	$12,447	$10,226
Premises	35,824	34,748
Leasehold improvements	2,088	2,518
Furniture, fixtures and equipment	18,614	16,911
Automobiles	122	127
Construction in progress	6,073	449
	75,168	64,979
Accumulated depreciation	(17,910)	(14,994)

	$57,258	$49,985

Rent expense for operating leases was $721 for 2006, $587 for 2005, and $537 for 2004.  Rent commitments under noncancelable operating leases were as follows, before considering renewal options that generally are present:

2007	$560
2008	367
2009	188
2010	146
2011	93
Thereafter	313

Total	$1,667

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in the amount of goodwill is as follows:

	2006	2005
Beginning of year	$31,327	$18,282
Goodwill from acquisition during year	—	13,045
End of year	$31,327	$31,327

Goodwill was no longer amortized starting in 2002; however, it is periodically evaluated for impairment and no impairment was recognized in 2006, 2005, or 2004.

Core deposit intangibles

Core deposit intangibles had a gross carrying amount of $11,056 and $11,056 for years ended 2006 and 2005 and accumulated amortization of $3,843 and $2,761 for the same periods, respectively.  Aggregate amortization expense was $1,082 for year-ended 2006, $854 for year-ended 2005 and $624 for year-ended 2004.  No core deposit intangibles were recorded in 2006.  $3,736 was recorded during 2005 from acquisition transactions.

Estimated amortization expense for each of the next five years is as follows:

2007	$1,082
2008	1,082
2009	1,082
2010	1,077
2011	1,024
Total	$5,347

NOTE 6 - DEPOSITS

Deposits at year-end were as follows:

	2006	2005
Noninterest-bearing demand deposits	$152,635	$144,216
Interest-bearing demand deposits	430,735	438,321
Savings deposits	68,160	76,133
Time deposits	680,975	637,209
Total Deposits	$1,332,505	$1,295,879

Time deposits of $100 or more were $235,159 and $211,704 at year-end 2006 and 2005.

Scheduled maturities of all time deposits for the next five years and thereafter were as follows:

2007	$585,330
2008	42,172
2009	41,852
2010	7,160
2011	2,068
Thereafter	2,393

The aggregate amount of deposits of executive officers and directors of the Company and their related interests was approximately $4,052 and $3,879 at year-end 2006 and 2005.

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

Information concerning securities sold under agreements to repurchase at year-end 2006, 2005 and 2004 is as follows:

	2006	2005	2004

Average balance during the year	$22,424	$15,687	$14,460
Average interest rate during the year	4.13%	2.64%	0.97%
Maximum month-end balance during the year	$26,753	$19,931	$19,305
Weighted average interest rate at year-end	4.08%	3.37%	1.74%

FHLB advances and notes payable consist of the following at year-end:

	2006	2005
Short-term borrowings
Fixed rate FHLB advance, 5.18% Maturing January 2007	$84,900	$—

Fixed rate FHLB advance, 4.12%, Matured January, 2006	—	35,000
Total short-term borrowings	84,900	35,000

Long-term borrowings
Fixed rate FHLB advances, from 2.85% to 6.35%, Various maturities through July 2022	48,171	18,846

Variable rate FHLB advances, from 5.49% to 5.76%, Maturities from November, 2009 to January, 2010	44,500	49,500

Fixed rate notes payable, interest due quarterly at 3.80%, Matured October 2006	—	1,800
Total long-term borrowings	92,671	70,146

Total borrowings	$177,571	$105,146

Each advance is payable at its maturity date; however, prepayment penalties are required if paid before maturity.  The fixed rate advances include $30,000 of advances that are callable by the FHLB under certain circumstances. The variable rate advances are convertible to a 3-month LIBOR rate at the discretion of the FHLB. The advances are collateralized by a required blanket pledge of qualifying mortgage, commercial, agricultural, and home equity lines of credit loans totaling $417,227 and $426,153 at year-end 2006 and 2005.

Scheduled maturities of long-term FHLB advances and notes payable over the next five years and thereafter are as follows:

Total

2007	$413
2008	392
2009	29,902
2010	25,421
2011	15,441
Thereafter	21,102
$92,671

At year-end 2006, the Company had approximately $106,000 of federal funds lines of credit available from correspondent institutions, $1,518 in unused lines of credit with the FHLB, and $88,850 of letters of credit with the FHLB.

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

NOTE 8 - BENEFIT PLANS

The Company has a profit sharing plan which allows employees to contribute from 1% to 20% of their compensation.  The Company contributes an additional amount at a discretionary rate established annually by the Board of Directors.  Company contributions to the Plan were $999, $856 and $713 for 2006, 2005 and 2004, respectively.

Directors have deferred some of their fees for future payment, including interest.  The amount accrued for deferred compensation was $2,585 and $2,306 at year-end 2006 and 2005.  Amounts expensed under the Plan were $350, $298 and $294 during 2006, 2005, and 2004.  The Company paid interest on balances in the Plan during 2006, 2005, and 2004, as follows: For the year ending 2006, the Company began using a formula which provides an annual earnings crediting rate based on 75% of the return on average stockholders’ equity, for the year ending, on balances in the plan until separated from service, and, thereafter, at an earnings crediting rate of 56.25% of the Company’s return on average stockholders’ equity for the year ending.  For the years ending 2005 and 2004, interest was credited on the account balances of the participating directors monthly at an annual rate of 10% compounded monthly until separation from service, and, thereafter, at an annual rate of 7.5% compounded monthly.  Also certain officers of the Company are participants under a Supplemental Executive Retirement Plan.  The amount accrued for future payments under this Plan was $562 and $326 at year-end 2006 and 2005.  Amounts expensed under the Plan were $236, $176 and $119 during 2006, 2005 and 2004, respectively.   Related to these plans, the Company purchased single premium life insurance contracts on the lives of the related participants.  The cash surrender value of these contracts is recorded as an asset of the Company.

NOTE 9 - INCOME TAXES

Income tax expense is summarized as follows:

	2006	2005	2004
Current — federal	$11,424	$7,860	$5,656
Current — state	2,265	1,581	991
Deferred — federal	(416)	(640)	477
Deferred — state	(83)	(127)	95

	$13,190	$8,674	$7,219

Deferred income taxes reflect the effect of “temporary differences” between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws.  The tax effects of the primary temporary differences giving rise to the Company’s net deferred tax assets and liabilities are as follows:

	2006		2005
	Assets	Liabilities	Assets	Liabilities

Allowance for loan losses	$8,748	$—	$7,572	$—
Deferred compensation	1,487	—	1,289	—
Purchase accounting adjustments	—	(327)	—	(788)
Depreciation	—	(1,855)	—	(2,065)
FHLB dividends	—	(1,067)	—	(933)
Core deposit intangible	—	(2,566)	—	(2,772)
Unrealized (gain) loss on securities	79	—	227	—
Deferred loan costs	—	(1,502)	—	—
Other	—	(115)	1	—

Total deferred income taxes	$10,314	$(7,432)	$9,089	$(6,558)

No valuation allowances were required relating to deferred tax assets at December 31, 2006 and 2005.

A reconciliation of expected income tax expense at the statutory federal income tax rate of 35% with the actual effective income tax rates is as follows:

	2006	2005	2004

Statutory federal tax rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	4.1	4.1	3.7
Tax exempt income	(0.7)	(1.1)	(1.2)
Other	(0.1)	—	—

	38.3%	38.0%	37.5%

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

Financial instruments with off-balance-sheet risk were as follows at year-end:

	2006	2005

Commitments to make loans — fixed	$24,308	$11,008
Commitments to make loans — variable	67,412	54,043
Unused lines of credit	480,420	547,178
Letters of credit	31,154	29,839

The fixed rate loan commitments have interest rates ranging from 4.50% to 11.25% and maturities ranging from three-months to twenty years.  Letters of credit are considered financial guarantees under FASB Interpretation No. 45.  These instruments are carried at fair value, which was immaterial at year-end 2006 and 2005.

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

Based on the most recent notifications from its regulators, the Bank is well capitalized under the regulatory framework for prompt corrective action. Management believes that as of December 31, 2006, the Company and the Bank met all capital adequacy requirements to which they are subject and was not aware of any conditions or events that would affect the Bank’s well capitalized status. Actual capital levels and minimum required levels (in millions) were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Amounts to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual	Ratio (%)	Actual	Ratio (%)	Actual	Ratio (%)
2006
Total Capital (to Risk Weighted Assets)
Consolidated	$178.5	11.5	$124.6	8.0	$155.8	10.0
Bank	177.3	11.4	124.5	8.0	155.6	10.0
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$159.1	10.2	$62.3	4.0	$93.5	6.0
Bank	157.8	10.1	62.3	4.0	93.4	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$159.1	9.5	$67.4	4.0	$84.2	5.0
Bank	157.8	9.4	67.3	4.0	84.2	5.0

2005
Total Capital (to Risk Weighted Assets)
Consolidated	$159.2	11.5	$111.2	8.0	$139.0	10.0
Bank	157.1	11.3	111.2	8.0	139.0	10.0
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$141.8	10.2	$55.6	4.0	$83.4	6.0
Bank	139.7	10.1	55.6	4.0	83.4	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$141.8	9.3	$61.2	4.0	$76.5	5.0
Bank	139.7	9.1	61.2	4.0	76.4	5.0

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

The Company maintains a 2004 Long-Term Incentive Plan, whereby a maximum of 500,000 shares of common stock may be issued to directors and employees of the Company and the Bank.  The Plan provides for the issuance of awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, deferred share units and performance awards.  Stock options granted under the Plan are typically granted at exercise prices equal to the fair market value of the Company’s common stock on the date of grant and typically have terms of ten years and vest at an annual rate of 20%.  At December 31, 2006, 344,605 shares remained available for future grant.  The compensation cost that has been charged against income for this plan was approximately $354,000 for the year ended December 31, 2006.  The Company has not recorded a deferred tax liability associated with the stock options issued during 2006, as all options issued have been incentive stock options.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.  The Company granted 90,261 and 71,228 stock options during the years ended December 31, 2006 and 2005, respectively, with a fair value of $8.90 and $7.12, respectively, for each option.

The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant.  Expected volatility is based upon the historical volatility of the Company’s common stock based upon prior year’s trading history.  The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on the date of grant. No post-vesting restrictions exist for these options. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees in the quarters ended March 31, 2006 and 2005, respectively.  No options were granted during the other quarters for the year ended December 31, 2006 and 2005.

	2006	2005
Risk-free interest rate	4.57%	4.20%
Volatility	28.16%	23.30%
Expected life	8 years	8 years
Dividend yield	2.3%	2.3%

A summary of option activity under the stock option plan for the three years ended December 31, 2006 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2004	299,273	$19.63
Granted	71,130	22.91
Exercised	(13,511)	12.90
Forfeited	(20,614)	24.75

Outstanding at December 31, 2004	336,278	$20.28
Granted	71,228	26.89
Exercised	(10,596)	13.47
Forfeited	—	—

Outstanding at December 31, 2005	396,910	$21.65
Granted	90,261	28.90
Exercised	(49,264)	18.28
Forfeited	(12,150)	26.79

Outstanding at December 31, 2006	425,757	$23.43	6.1 years	$6,941

Options exercisable at December 31, 2006	250,068	$21.23	4.6 years	$4,625

The total aggregate intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options) exercised during the years ended December 31, 2006 and 2005, was $743 and $144, respectively. The total fair value of shares vesting during the years ended December 31, 2006 and 2005, was $245 and $237, respectively. As of December 31, 2006, there was $1,022 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.2 years.

During the year-ended December 31, 2006, the amount of cash received from the exercise of stock options was $761.

Options outstanding at year-end 2006 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$11.10 - $15.00	51,142	3.8	$12.58	51,142	3.8	$12.58

$15.01 - $20.00	98,046	5.2	$17.82	82,884	5.1	$17.60

$20.01 - $25.00	70,514	5.7	$23.27	39,071	4.7	$23.19

$25.01 - $30.00	177,000	7.7	$28.33	47,916	4.9	$28.64

$30.01 - $32.00	29,055	4.0	$32.00	29,055	4.0	$32.00

Total	425,757			250,068

The adoption of SFAS No. 123R and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS No. 123 and the intrinsic value method for compensation cost allowed by APB No. 25. The impact of the adoption of SFAS No. 123R is as follows:

Year-ended December 31, 2006

Income before income tax expense	$(354)
Net income	$(354)

Basic earnings per common share	$(0.04)
Diluted earnings per share	$(0.04)

NOTE 13 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations are presented below.

	2006	2005	2004
Basic Earnings Per Share

Net income	$21,262	$14,163	$12,008

Weighted average common shares outstanding	9,788,004	8,184,499	7,652,099

Basic Earnings Per Share	$2.17	$1.73	$1.57

Diluted Earnings Per Share

Net income	$21,262	$14,163	$12,008

Weighted average common shares outstanding	9,788,004	8,184,499	7,652,099

Add: Dilutive effects of assumed conversions and exercises of stock options	145,274	91,634	82,236

Weighted average common and dilutive potential common shares outstanding	9,933,278	8,276,133	7,734,335

Diluted Earnings Per Share	$2.14	$1.71	$1.55

No stock options were excluded from the earnings per share calculation for 2006.  Stock options of 118,321 and 62,463 were excluded from the 2005 and 2004 diluted earnings per share because their impact was antidilutive.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value and estimated fair value of the Company’s financial instruments are as follows at year-end 2006 and 2005.

	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$70,640	$70,640	$74,523	$74,523
Securities available for sale	37,740	37,740	48,868	48,868
Securities held to maturity	2,545	2,544	3,379	3,335
Loans held for sale	1,772	1,787	2,686	2,726
Loans, net of unearned interest	1,539,629	1,534,777	1,378,642	1,374,464
Allowance for loan losses	(22,302)	(22,302)	(19,739)	(19,739)
FHLB, Bankers Bank and other stock	7,055	7,055	6,489	6,489
Cash surrender value of life insurance	21,176	21,176	19,764	19,764
Accrued interest receivable	8,581	8,581	6,913	6,913

Financial liabilities:
Deposit accounts	$1,332,505	$1,329,770	$1,295,879	$1,303,842
Federal funds purchased and repurchase agreements	42,165	42,165	17,498	17,498
FHLB Advances and notes payable	177,571	175,056	105,416	104,817
Subordinated debentures	13,403	13,920	13,403	12,949
Accrued interest payable	3,511	3,511	2,535	2,535

The following methods and assumptions were used to estimate the fair values for financial instruments.  The carrying amount is considered to estimate fair value for cash and short-term instruments, demand deposits, liabilities for repurchase agreements, variable rate loans or deposits that reprice frequently and fully, and accrued interest receivable and payable.  Securities available for sale fair values are based on quoted market prices or, if no quotes are available, on the rate and term of the security and on information about the issuer.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, the fair value is estimated by discounted cash flow analysis using current market rates for the estimated life and credit risk.  Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.  Fair value of mortgage loans held for sale is based on current market price for such loans.  Liabilities for FHLB advances and notes payable are estimated using rates of debt with similar terms and remaining maturities.  The fair value of off-balance sheet items is based on the current fees or costs that would be charged to enter into or terminate such arrangements, which is not material.  The fair value of commitments to sell loans is based on the difference between the interest rates committed to sell at and the quoted secondary market price for similar loans, which is not material.

NOTE 15 - PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEETS

Years ended December 31, 2006 and 2005

	2006	2005
Assets
Cash and due from financial institutions	$1,902	$4,072
Investment in subsidiary	195,798	178,509
Cash surrender value of life insurance contracts	281	273
Other	1,700	1,275

Total assets	$199,681	$184,129

Liabilities
Subordinated debentures	$13,403	$13,403
Other liabilities	1,807	2,705

Total liabilities	15,210	16,108

Shareholders’ equity	184,471	168,021

Total liabilities and shareholders’ equity	$199,681	$184,129

STATEMENTS OF INCOME

Years ended December 31, 2006, 2005, and 2004

	2006	2005	2004

Dividends from subsidiaries	$5,096	$3,511	$5,423
Other income	335	208	183
Interest expense	(1,101)	(781)	(536)
Other expense	(774)	(829)	(965)
Income before income taxes	3,556	2,109	4,105
Income tax benefit	(657)	(592)	(548)
Equity in undistributed net income of subsidiaries	17,049	11,462	7,355

Net income	$21,262	$14,163	$12,008

STATEMENTS OF CASH FLOWS

Years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Operating activities
Net income	$21,262	$14,163	$12,008
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiaries	(17,049)	(11,462)	(7,355)
Depreciation and amortization	—	110	110
Increase in cash surrender value of life insurance	(8)	(9)	(7)
Stock compensation expense	354	—	—
Change in assets	(424)	(149)	(82)
Change in liabilities	1,004	(3)	214
Net cash from operating activities	5,139	2,650	4,888

Investing activities
Capital investment in bank subsidiary	—	(47,800)	—
Net cash from investing activities	—	(47,800)	—

Financing activities
Dividends paid	(6,270)	(5,294)	(4,666)
Proceeds from issuance of public offering	—	50,635	-
Proceeds from issuance of common stock options	761	142	174
Proceeds from subordinated debentures	—	3,093	—
Purchase of Treasury Stock	—	—	(538)
Repayment of debt	(1,800)	—	—
Net cash from (used in) financing activities	(7,309)	48,576	(5,030)

Net change in cash and cash equivalents	(2,170)	3,426	(142)

Cash and cash equivalents, beginning of year	4,072	646	788

Cash and cash equivalents, end of year	$1,902	$4,072	$646

NOTE 16 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components were as follows.

	2006	2005	2004
Unrealized holding gains and (losses) on securities available for sale, net of tax of $149, ($213) and ($131), respectively	$241	$(343)	$(213)

Other comprehensive income (loss)	$241	$(343)	$(213)

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

2006	Banking	Other Segments	Holding Company	Eliminations	Total Segments

Net interest income	$67,377	$5,681	$(1,101)	$—	$71,957
Provision for loan losses	4,356	1,151	—	—	5,507
Noninterest income	18,815	2,524	334	(895)	20,778
Noninterest expense	48,355	4,543	773	(895)	52,776
Income tax expense	12,927	920	(657)	—	13,190
Segment profit	$20,554	$1,591	$(883)	$—	$21,262

Segment assets	$1,733,995	$34,776	$3,883	$—	$1,772,654

2005	Banking	Other Segments	Holding Company	Eliminations	Total Segments

Net interest income	$53,805	$5,762	$(781)	$—	$58,786
Provision for loan losses	5,055	1,310	—	—	6,365
Noninterest income	13,332	2,035	209	(820)	14,756
Noninterest expense	39,980	4,351	829	(820)	44,340
Income tax expense	8,428	838	(592)	—	8,674
Segment profit	$13,674	$1,298	$(809)	$—	$14,163

Segment assets	$1,583,655	$31,083	$5,251	$—	$1,619,989

2004	Banking	Other Segments	Holding Company	Eliminations	Total Segments

Net interest income	$43,361	$6,193	$(536)	$—	$49,018
Provision for loan losses	4,578	1,258	—	—	5,836
Noninterest income	12,243	1,661	183	(1,059)	13,028
Noninterest expense	32,557	4,520	965	(1,059)	36,983
Income tax expense	6,984	783	(548)	—	7,219
Segment profit	$11,485	$1,293	$(770)	$—	$12,008

Segment assets	$1,200,097	$31,186	$2,120	$—	$1,233,403

Asset Quality Ratios

As of and for the period ended December 31, 2006	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	0.19%	1.84%	0.23%
Nonperforming assets as a percentage of total assets	0.24%	2.53%	0.29%
Allowance for loan losses as a percentage of total loans, net of unearned income	1.28%	7.94%	1.45%
Allowance for loan losses as a percentage of nonperforming loans	680.25%	431.95%	635.93%
Net charge-offs to average total loans, net of unearned income	0.14%	2.82%	0.20%

As of and for the period ended December 31, 2005	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	0.45%	1.68%	0.49%
Nonperforming assets as a percentage of total assets	0.59%	2.37%	0.65%
Allowance for loan losses as a percentage of total loans, net of unearned income	1.26%	7.89%	1.43%
Allowance for loan losses as a percentage of nonperforming loans	278.65%	470.69%	293.56%
Net charge-offs to average total loans, net of unearned income	0.21%	4.22%	0.32%

NOTE 18 - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data:

	For the three months ended
Summary of Operations	3/31/06	6/30/06	9/30/06	12/31/06

Interest income	$26,767	$28,489	$30,367	$31,734
Net interest income	17,186	17,773	18,530	18,468
Provision for loan losses	1,064	1,244	1,661	1,538
Income before income taxes	8,171	8,878	8,924	8,479
Net income	5,096	5,483	5,509	5,174

Basic earnings per share	0.52	0.56	0.56	0.53
Diluted earning per share	0.52	0.55	0.56	0.52
Dividends per common share	0.12	0.12	0.12	0.28
Average common shares outstanding	9,770,555	9,785,936	9,790,058	9,805,065
Average common shares outstanding — diluted	9,870,691	9,897,987	9,900,396	9,942,078

	For the three months ended
Summary of Operations	3/31/05	6/30/05	9/30/05	12/31/05

Interest income	$18,735	$20,703	$22,115	$25,638
Net interest income	13,327	14,072	14,548	16,839
Provision for loan losses	1,622	1,060	1,704	1,979
Income before income taxes	4,606	6,053	5,949	6,229
Net income	2,935	3,714	3,676	3,838

Basic earnings per share	0.38	0.49	0.48	0.40
Diluted earning per share	0.38	0.48	0.47	0.39
Dividends per common share	0.12	0.12	0.12	0.26
Average common shares outstanding	7,649,070	7,650,884	7,710,871	9,709,731
Average common shares outstanding — diluted	7,744,181	7,745,985	7,805,458	9,799,609

NOTE 19 — BUSINESS COMBINATION

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

NOTE 19 — BUSINESS COMBINATION (Continued)

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

NOTE 20 — SUBSEQUENT EVENTS

On January 25, 2007, the Corporation entered into a definitive merger agreement to acquire Franklin, Tennessee-based Civitas Bank Group (“CVBG”), Inc., headquartered in Franklin, Tennessee and the holding company for Cumberland Bank. As soon as practicable following the merger of the holding companies, Cumberland Bank will be merged with and into Greene County Bank. The merger of the holding companies will be accounted for using the purchase method of accounting for business combinations and is subject to several conditions, including approval by the shareholders of CVBG and Greene County Bancshares (“GCBS”), which votes are scheduled to occur on April 26, 2007 for CVBG and April 25, 2007 for GCBS, and approval by applicable regulatory authorities.  Upon satisfaction of these conditions, the merger of the holding companies is anticipated to close in the mid-part of the second quarter of 2007.  CVBG shareholders will receive 0.2674 shares of GCBS common stock and 30% in cash for each share of CVBG common stock.  At December 31, 2006, CVBG operated 12 offices through Cumberland Bank and had approximately $898,000 in total assets, $732,000 in deposits and $54,000 in shareholders’ equity.  Based upon the closing stock price of GCBS on January 24, 2007, it is expected that the CVBG shareholders will receive approximately 3,075,000 shares of GCBS common stock. The total transaction is valued at approximately $168,000 with an estimated cash consideration amounting to approximately $51,000. The resulting goodwill is estimated to be approximately $125,000.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.               CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective for the purpose set forth in the definition thereof in Exchange Act Rule 13a-15(e).

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15f).

Management Report on Internal Control Over Financial Reporting

The report of the Company’s management on the effectiveness of the Company’s internal control over financial reporting is set forth on page 42 of this Annual Report on Form 10-K.  The attestation of the Company’s registered public accounting firm related to the report is set forth on page 43 of this Annual Report on Form 10-K.

ITEM 9B.               OTHER INFORMATION.

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders (“Proxy Statement”).

ITEM 11.       EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference to the Proxy Statement.

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

(d)                                 Equity Compensation Plan Information

The following table sets forth certain information with respect to securities to be issued under the Company’s equity compensation plans as of December 31, 2006.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	362,757	$24.96	344,605
Equity compensation plans not approved by security holders	63,000	$14.58	*

Total	425,757	$23.43	344,605

*R. Stan Puckett, was the sole participant under this plan, which was a part of Mr. Puckett’s employment agreement. This employment agreement was amended during 2005 to provide that future option grants to the key executive would be made at no less than fair market value on the date of grant in order to comply with Section 409A of the Internal Revenue Code of 1986, as amended.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The responses to this Item are incorporated herein by reference to the section captioned “Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)                    The following consolidated financial statements of the Company included in the Company’s 2006 Annual Report to the Shareholders (the “Annual Report”) are incorporated herein by reference from Item 8 of this Form 10-K.  The remaining information appearing in the Annual Report is not deemed to be filed as part of this Form 10-K, except as expressly provided herein.

1.                                       Report of Independent Registered Public Accounting Firm.

2.                                       Consolidated Balance Sheets — December 31, 2006 and 2005.

3.                                       Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004.

4.                                       Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004.

5.                                       Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.

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

(a)(3)                  The following exhibits either are filed as part of this Report or are incorporated herein by reference:

2.1

Merger Agreement, dated as of January 25, 2007, by and between Greene County  Bancshares, Inc. and Civitas Bankgroup, Inc. (Pursuant to Item 601(b)(2) of Regulation S-K the schedules and exhibits to this agreement have been omitted from this filing) — incorporated herein by reference to the Company’s current Report on Form 8-K filed January 26, 2007.

3.1	Amended and Restated Charter — incorporated herein by reference to the Company’s Registration Statement on Form S-4 filed on August 11, 2003.
3.2	Amended and Restated Bylaws — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 18, 2005.
10.1

Employment Agreement and Amendment to Employment Agreement between the Company and R. Stan Puckett — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the years ended December 31, 1995 and December 31, 2003, respectively.*

10.2	Employment Agreement between the Company and Kenneth R. Vaught — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.*
10.3	Employment Agreement between the Company and Ronald E. Mayberry — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.*
10.4	Non-competition Agreement between the Company and R. Stan Puckett — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.*
10.5	Non-competition Agreement between the Company and Kenneth R. Vaught — incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*
10.6	Greene County Bancshares, Inc. 2004 Long-Term Incentive Plan — incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed on April 30, 2004.*
10.7

Greene County Bancshares, Inc. Amended and Restated Deferred Compensation Plan for Non-employee Directors — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 17, 2004.*

10.8	Form of Stock Option Award Agreement - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.9	Deferred Fee Agreement between the Bank and John Tolsma dated December 13, 2004 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.10

Amendment and Restatement of the Greene County Bank Deferred Compensation Agreements dated March 11, 1997, March 1, 1999 and November 15, 2004 between the Bank and Philip M. Bachman dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.11

Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated March 1, 1999 between the Bank and W.T. Daniels dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 .*

10.12

Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated March 1, 1999 between the Bank and Terry Leonard dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.13

Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 1999 between the Bank and Charles S. Brooks dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.14

Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 1999 between the Bank and Jerald K. Jaynes dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.15

Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 2003 between the Bank and Charles H. Whitfield, Jr. dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 .*

10.16

Greene County Bank Executive Deferred Compensation Agreement between the Bank and R. Stan Puckett dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.17

Greene County Bank Executive Deferred Compensation Agreement between the Bank and Kenneth R. Vaught dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 .*

10.18

Greene County Bank Executive Deferred Compensation Agreement between the Bank and Ronald E. Mayberry dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 .*

10.19	Greene County Bancshares, Inc. Change in Control Protection Plan — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 26, 2004.*
10.20

Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and Steve L. Droke — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 26, 2004.*

10.21

Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and Ronald E. Mayberry — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 26, 2004.*

10.22

First Amendment dated March 31, 2005 to Non-Competition Agreement dated August 10, 2004, by and between the Company and Kenneth R. Vaught — incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.*

10.23

First Amendment dated April 15, 2005 to Non-Competition Agreement dated November 24, 2003, by and between the Company and R. Stan Puckett — incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.*

10.24

Revolving Credit Agreement dated as of August 30, 2005, by and between the Company and SunTrust Bank — incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.25	Form of Revolving Credit Note — incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
10.26	Summary of Compensation Arrangement for James E. Adams — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 15, 2005.*
10.27

Second Amendment to Employment Agreement by and between Greene County Bancshares, Inc. and R. Stan Puckett dated as of December 20, 2005 — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 21, 2005.*

10.28	Amended and Restated Deferred Compensation Plan for Nonemployee Directors — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 21, 2005.*
10.29	Director and Named Executive Officer Compensation Summary.*
11.1	Statement re Computation of Per Share Earnings — incorporated by reference to Note 13 of the Notes to Consolidated Financial Statements herein.
21.1	Subsidiaries of the Company
23.1	Consent of Dixon Hughes PLLC
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

GREENE COUNTY BANCSHARES, INC.

Date: February 28, 2007	By:	/s/ R. Stan Puckett
R. Stan Puckett
Chairman of the Board and
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

SIGNATURE AND TITLE:	DATE:

/s/ R. Stan Puckett	February 28, 2007
R. Stan Puckett Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Kenneth R. Vaught	February 28, 2007
Kenneth R. Vaught President, Chief Operating Officer, and Director

/s/ James E. Adams	February 28, 2007
James E. Adams Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

/s/ Ronald E. Mayberry	February 28, 2007
Ronald E. Mayberry Regional President, Sumner, Rutherford and Lawrence Counties, and Director

/s/ Phil M. Bachman	February 28, 2007
Phil M. Bachman Director and Secretary

/s/ Martha M. Bachman	February 28, 2007
Martha Bachman Director

/s/ Charles S. Brooks	February 28, 2007
Charles S. Brooks Director

/s/ Bruce Campbell	February 28, 2007
Bruce Campbell Director

/s/ W. T. Daniels	February 28, 2007
W.T. Daniels Director

/s/ Robin Haynes	February 28, 2007
Robin Haynes Director

/s/ Jerald K. Jaynes	February 28, 2007
Jerald K. Jaynes Director

/s/ Robert K. Leonard	February 28, 2007
Robert K. Leonard Director

/s/ Terry Leonard	February 28, 2007
Terry Leonard Director

/s/ John Tolsma	February 28, 2007
John Tolsma Director

/s/ Charles H. Whitfield, Jr.	February 28, 2007
Charles H. Whitfield, Jr. Director

EXHIBIT INDEX

2.1

Merger Agreement, dated as of January 25, 2007, by and between Greene County Bancshares, Inc. and Civitas Bankgroup, Inc. (Pursuant to Item 601(b)(2) of Regulation S-K the schedules and exhibits to this agreement have been omitted from this filing) — incorporated herein by reference to the Company’s current Report on Form 8-K filed January 26, 2007.

3.1	Amended and Restated Charter — incorporated herein by reference to the Company’s Registration Statement on Form S-4 filed on August 11, 2003.
3.2	Amended and Restated Bylaws — incorporated herein by reference to the Company’s Current Report Form 8-K filed on November 18, 2005.
10.1

Employment Agreement and Amendment to Employment Agreement between the Company and R. Stan Puckett — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the years ended December 31, 1995 and December 31, 2003, respectively.*

10.2	Employment Agreement between the Company and Kenneth R. Vaught — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.*
10.3	Employment Agreement between the Company and Ronald E. Mayberry — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.*
10.4	Non-competition Agreement between the Company and R. Stan Puckett — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.*
10.5	Non-competition Agreement between the Company and Kenneth R. Vaught — incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*
10.6	Greene County Bancshares, Inc. 2004 Long-Term Incentive Plan — incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed on April 30, 2004.*
10.7

Greene County Bancshares, Inc. Amended and Restated Deferred Compensation Plan for Non-employee Directors — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 17, 2004.*

10.8	Form of Stock Option Award Agreement - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.9	Deferred Fee Agreement between the Bank and John Tolsma dated December 13, 2004 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.10

Amendment and Restatement of the Greene County Bank Deferred Compensation Agreements dated March 11, 1997, March 1, 1999 and November 15, 2004 between the Bank and Philip M. Bachman dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.11

Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated March 1, 1999 between the Bank and W.T. Daniels dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.12

Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated March 1, 1999 between the Bank and Terry Leonard dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.13

Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 1999 between the Bank and Charles S. Brooks dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.14

Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 1999 between the Bank and Jerald K. Jaynes dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.15

Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 2003 between the Bank and Charles H. Whitfield, Jr. dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 .*

10.16

Greene County Bank Executive Deferred Compensation Agreement between the Bank and R. Stan Puckett dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.17

Greene County Bank Executive Deferred Compensation Agreement between the Bank and Kenneth R. Vaught dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.18

Greene County Bank Executive Deferred Compensation Agreement between the Bank and Ronald E. Mayberry dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.19	Greene County Bancshares, Inc. Change in Control Protection Plan — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 26, 2004.*
10.20

Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and Steve L. Droke — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 26, 2004.*

10.21

Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and Ronald E. Mayberry — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 26, 2004.*

10.22

First Amendment dated March 31, 2005 to Non-Competition Agreement dated August 10, 2004, by and between the Company and Kenneth R. Vaught — incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.*

10.23

First Amendment dated April 15, 2005 to Non-Competition Agreement dated November 24, 2003, by and between the Company and R. Stan Puckett — incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.*

10.24

Revolving Credit Agreement dated as of August 30, 2005, by and between the Company and SunTrust Bank — incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.25	Form of Revolving Credit Note — incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
10.26	Summary of Compensation Arrangement for James E. Adams — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 15, 2005.*
10.27

Second Amendment to Employment Agreement by and between Greene County Bancshares, Inc. and R. Stan Puckett dated as of December 20, 2005 — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 21, 2005.*

10.28	Amended and Restated Deferred Compensation Plan for Nonemployee Directors — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 21, 2005.*
10.29	Director and Named Executive Officer Compensation Summary.*
11.1	Statement re Computation of Per Share Earnings — incorporated by reference to Note 13 of the Notes to Consolidated Financial Statements herein.
21.1	Subsidiaries of the Company
23.1	Consent of Dixon Hughes PLLC
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Management contact or compensatory plan.