Form 10-Q
period 2007-03-31
GREENE COUNTY BANCSHARES INC
filed 2007-05-09
CIK 764402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Large accelerated filer___   Accelerated filer  X    Non-accelerated filer____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES___ NO  X_

As of May 9, 2007, the number of shares outstanding of the issuer’s common stock was: 9,820,359.

PART 1 - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of Greene County Bancshares, Inc. and its wholly owned subsidiaries are as follows:

Condensed Consolidated Balance Sheets - March 31, 2007 and December 31, 2006.

Condensed Consolidated Statements of Income and Comprehensive Income - For the three months ended March 31, 2007 and 2006.

Condensed Consolidated Statement of Change in Shareholders’ Equity - For the three months ended March 31, 2007.

Condensed Consolidated Statements of Cash Flows - For the three months ended March 31, 2007 and 2006.

Notes to Condensed Consolidated Financial Statements.

GREENE COUNTY BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2007 and December 31, 2006
(Amounts in thousands, except share and per share data)

	(Unaudited) March 31, 2007	December 31, 2006*
ASSETS
Cash and due from banks	$34,729	$44,657

Federal funds sold and other	20,069	25,983

Securities available for sale	45,587	37,740

Securities held to maturity (with a market value of $1,640 and $2,544)	1,644	2,545

FHLB, Bankers Bank and other stock, at cost	7,055	7,055

Loans held for sale	2,405	1,772

Loans, net of unearned interest	1,603,281	1,539,629

Allowance for loan losses	(22,932)	(22,302)

Premises and equipment, net	58,722	57,258

Goodwill and other intangible assets	38,270	38,540

Other assets	38,804	39,777

Total assets	$1,827,634	$1,772,654

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities

Deposits	$1,390,442	$1,332,505

Federal funds purchased	17,415	20,000

Repurchase agreements	24,157	22,165

FHLB advances and notes payable	171,877	177,571

Subordinated debentures	13,403	13,403

Accrued interest payable and other liabilities	20,343	22,539

Total liabilities	1,637,637	1,588,183

Shareholders’ equity
Common stock: $2 par, 15,000,000 shares authorized, 9,819,218 and 9,810,867 shares outstanding	19,638	19,622

Additional paid-in capital	72,156	71,828

Retained earnings	98,291	93,150

Accumulated other comprehensive loss	(88)	(129)

Total shareholders’ equity	189,997	184,471

Total liabilities and shareholders’ equity	$1,827,634	$1,772,654

* This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet, as filed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

See notes to condensed consolidated financial statements.

GREENE COUNTY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2007 and 2006
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)

Interest income
Interest and fees on loans	$31,915	$26,100
Investment securities	708	631
Federal funds sold and other	15	36
	32,638	26,767

Interest expense
Deposits	11,153	8,042
Borrowings	2,664	1,539
	13,817	9,581

Net interest income	18,821	17,186

Provision for loan losses	974	1,064

Net interest income after provision for loan losses	17,847	16,122

Noninterest income
Service charges and fees	4,289	3,231
Other	1,110	1,524
	5,399	4,755

Noninterest expense
Salaries and employee benefits	7,458	6,391
Occupancy and furniture and equipment expense	2,096	2,059
Other	4,488	4,256
	14,042	12,706

Income before income taxes	9,204	8,171

Provision for income taxes	3,588	3,075

Net income	$5,616	$5,096

Comprehensive Income	$5,657	$5,089

Per share of common stock:
Basic earnings	$0.57	$0.52
Diluted earnings	0.57	0.52
Dividends	0.13	0.12

Weighted average shares outstanding:
Basic	9,815,452	9,770,555
Diluted	9,910,315	9,870,691

See notes to condensed consolidated financial statements.

GREENE COUNTY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2007
(Amounts in thousands, except share and per share data)

				Accumulated
				Other	Total
		Additional		Compre-	Share-
	Common	Paid-in	Retained	hensive	holders’
	Stock	Capital	Earnings	Loss	Equity
	(Unaudited)

Balance, December 31, 2006	$19,622	$71,828	$93,150	$(129)	$184,471

Common stock transactions:
Exercise of 8,351 shares under stock option plan	16	207	-	-	223
Stock-based compensation	-	112	-	-	112
Tax benefit from exercise of nonincentive stock options	-	9	-	-	9
Implementation of FIN 48	-	-	800	-	800
Dividends paid ($.13 per share)	-	-	(1,275)	-	(1,275)
Comprehensive income:
Net income	-	-	5,616	-	5,616
Change in unrealized gains (losses), net of reclassification and taxes	-	-	-	41	41
Total comprehensive income					5,657

Balance, March 31, 2007	$19,638	$72,156	$98,291	$(88)	$189,997

See notes to condensed consolidated financial statements.

GREENE COUNTY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Amounts in thousands, except share and per share data)

	March 31,	March 31,
	2007	2006
	(Unaudited)
Cash flows from operating activities
Net income	$5,616	$5,096
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	974	1,064
Depreciation and amortization	1,056	1,036
Security amortization and accretion, net	(3)	(6)
Loss on sale of securities	23	8
FHLB stock dividends	-	(81)
Net gain on sale of mortgage loans	(271)	(183)
Originations of mortgage loans held for sale	(17,196)	(11,241)
Proceeds from sales of mortgage loans	16,833	12,152
Increase in cash surrender value of life insurance	(190)	(209)
Net (gain) losses from sales of fixed assets	(1)	4
Stock compensation expense	112	93
Net gain on other real estate and repossessed assets	(111)	(184)
Deferred tax benefit	(251)	(390)
Net changes:
Other assets	1,535	(162)
Accrued interest payable and other liabilities	(1,387)	1,722
Net cash provided from operating activities	6,739	8,719

Cash flows from investing activities
Purchase of securities available for sale	(16,695)	(1,000)
Proceeds from sale of securities available for sale	1,262	985
Proceeds from maturities of securities held for sale	7,631	4,559
Proceeds from sale of securities held to maturity	496	-
Proceeds from maturities of securities held to maturity	405	330
Purchase of life insurance	-	(41)
Net change in loans	(64,807)	(27,185)
Proceeds from sale of other real estate	776	1,188
Improvements to other real estate	-	(1)
Proceeds from sale of fixed assets	1	-
Premises and equipment expenditures	(2,250)	(2,895)
Net cash used in investing activities	(73,181)	(24,060)

Cash flows from financing activities
Net change in deposits	57,937	(10,140)
Net change in federal funds purchased and repurchase agreements	(593)	468
Proceeds from FHLB advances and notes payable	30,000	143,200
Repayments of FHLB advances and notes payable	(35,692)	(151,294)
Dividends paid	(1,275)	(1,174)
Proceeds from issuance of common stock	223	288
Net cash from financing activities	50,600	(18,652)

Net change in cash and cash equivalents	(15,842)	(33,993)

Cash and cash equivalents, beginning of year	70,640	74,523

Cash and cash equivalents, end of period	$54,798	$40,530

Supplemental disclosures - cash and noncash
Interest paid	$13,635	$9,777
Income taxes paid	560	514
Loans converted to other real estate	988	1,386
Unrealized gain (loss) on available for sale securities, net of tax	41	(7)

See notes to condensed consolidated financial statements.

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
Unaudited
(Amounts in thousands, except share and per share data)

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements of Greene County Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, GreenBank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain amounts from prior period financial statements have been reclassified to conform to the current year’s presentation.

NOTE 2 - LOANS

Loans at March 31, 2007 and December 31, 2006 were as follows:

	March 31,	December 31,
	2007	2006

Commercial	$273,198	$258,998
Commercial real estate	977,324	921,190
Residential real estate	274,496	281,629
Consumer	87,580	87,111
Other	3,021	2,203
Unearned interest	(12,338)	(11,502)
Loans, net of unearned interest	$1,603,281	$1,539,629

Allowance for loan losses	$(22,932)	$(22,302)

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
Unaudited
(Amounts in thousands, except share and per share data)

NOTE 2 - LOANS(Continued)

Transactions in the allowance for loan losses and certain information about nonaccrual loans and loans 90 days past due but still accruing interest for the three months ended March 31, 2007 and twelve months ended December 31, 2006 were as follows:

	March 31,	December 31,
	2007	2006

Balance at beginning of year	$22,302	$19,739
Add (deduct):
Provision for loan losses	974	5,507
Loans charged off	(657)	(4,357)
Recoveries of loans charged off	313	1,413
Ending balance	$22,932	$22,302

	March 31,	December 31,
	2007	2006

Loans past due 90 days still on accrual	$37	$28
Nonaccrual loans	3,286	3,479
Total	$3,323	$3,507

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
Unaudited
(Amounts in thousands, except share and per share data)

NOTE 3 - EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Stock options are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the three months ended March 31, 2007, 55,604 options are excluded from the effect of dilutive securities because they are anti-dilutive; 150,446 options are similarly excluded from the effect of dilutive securities for the three months ended March 31, 2006.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007		2006
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income available to common shareholders	$5,616	9,815,452	$5,096	9,770,555

Effect of dilutive securities
Stock options outstanding	-	94,863	-	100,136

Diluted EPS
Income available to common shareholders plus
assumed conversions	$5,616	9,910,315	$5,096	9,870,691

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
Unaudited
(Amounts in thousands, except share and per share data)

NOTE 4 - SEGMENT INFORMATION

The Company’s operating segments include banking, mortgage banking, consumer finance, automobile lending and title insurance. The reportable segments are determined by the products and services offered, and internal reporting. Loans, investments and deposits provide the revenues in the banking operation; loans and fees provide the revenues in consumer finance, mortgage banking and insurance commissions provide revenues for the title insurance company. Consumer finance, automobile lending and title insurance do not meet the quantitative threshold on an individual basis, and are therefore shown below in “Other Segments”. Mortgage banking operations are included in “Bank”. All operations are domestic.

Segment performance is evaluated using net interest income and noninterest income. Income taxes are allocated based on income before income taxes, and indirect expenses (includes management fees) are allocated based on time spent for each segment. Transactions among segments are made at fair value. Information reported internally for performance assessment follows.

Three months ended March 31, 2007	Bank	Other Segments	Holding Company	Eliminations	Totals

Net interest income (expense)	$17,532	$1,557	$(268)	$-	$18,821
Provision for loan losses	614	360	-	-	974
Noninterest income	5,099	588	11	(299)	5,399
Noninterest expense	12,866	1,230	245	(299)	14,042
Income tax expense (benefit)	3,563	217	(192)	-	3,588
Segment profit	$5,588	$338	$(310)	$-	$5,616

Segment assets at March 31, 2007	$1,790,899	$34,610	$2,125	$-	$1,827,634

Three months ended March 31, 2006	Bank	Other Segments	Holding Company	Eliminations	Totals

Net interest income (expense)	$16,016	$1,429	$(259)	$-	$17,186
Provision for loan losses	842	222	-	-	1,064
Noninterest income	4,330	449	197	(221)	4,755
Noninterest expense	11,699	1,111	117	(221)	12,706
Income tax expense (benefit)	2,992	214	(131)	-	3,075
Segment profit	$4,813	$331	$(48)	$-	$5,096

Segment assets at March 31, 2006	$1,573,020	$30,525	$4,695	$-	$1,608,240

(Continued)

GREENE COUNTY BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
Unaudited
(Amounts in thousands, except share and per share data)

NOTE 4 - SEGMENT INFORMATION (Continued)

Asset Quality Ratios

As of and for the period ended March 31, 2007	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	0.18%	1.43%	0.21%
Nonperforming assets as a percentage of total assets	0.24%	2.04%	0.28%
Allowance for loan losses as a percentage of total loans, net of unearned income	1.26%	8.01%	1.43%
Allowance for loan losses as a percentage of nonperforming loans	713.22%	560.16%	690.10%
YTD annualized net charge-offs to average total loans, net of unearned income	0.02%	2.94%	0.09%

As of and for the period ended March 31, 2006	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	0.33%	1.11%	0.35%
Nonperforming assets as a percentage of total assets	0.46%	1.68%	0.49%
Allowance for loan losses as a percentage of total loans, net of unearned income	1.26%	7.94%	1.43%
Allowance for loan losses as a percentage of nonperforming loans	381.87%	716.47%	405.23%
YTD annualized net charge-offs to average total loans, net of unearned income	0.15%	2.59%	0.21%

As of and for the year ended December 31, 2006	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	0.19%	1.84%	0.23%
Nonperforming assets as a percentage of total assets	0.24%	2.53%	0.29%
Allowance for loan losses as a percentage of total loans, net of unearned income	1.28%	7.94%	1.45%
Allowance for loan losses as a percentage of nonperforming loans	680.25%	431.95%	635.93%
Net charge-offs to average total loans, net of unearned income	0.14%	2.82%	0.20%

Net charge-offs	Bank	Other	Total

Actual for the three month period ending March 31, 2007	$92	$252	$344
Actual for the three month period ending March 31, 2006	$520	$200	$720
Actual for the year ended December 31, 2006	$2,041	$903	$2,944

NOTE 5 - REVOLVING CREDIT AGREEMENT

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
March 31, 2007
Unaudited
(Amounts in thousands, except share and per share data)

NOTE 6 - INCOME TAXES

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB statement No. 109 (the “Interpretation”).  This Interpretation provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  As a result of the implementation of FIN 48, the Company recognized approximately an $800 decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings.

The total amount of unrecognized tax benefits at the date of adoption of FIN 48 was approximately $475.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate at the date of adoption of FIN 48 was approximately $475. Of this total, the entire $475, net of the federal benefit on state issues, would favorably affect the effective income tax rate in a future quarter of 2007.  The Company recognizes accrued interest and penalties related to uncertain tax positions in tax expense.  At the date of adoption of FIN 48, the Company had recognized approximately $150 for the payment of interest and penalties.

In the future, the amount of unrecognized tax benefits may increase or decrease  for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitations, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions.   The Company is not aware of any uncertain tax positions, other than those disclosed, for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The Company’s Federal returns are open and subject to examination for the years of 2003 and 2005.  The Company's State returns are open and subject to examination for the years of 2003, 2004, and 2005.

(Continued)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Greene County Bancshares, Inc. (the “Company”) is the bank holding company for GreenBank (the “Bank”), a Tennessee-chartered commercial bank that conducts the principal business of the Company. The Company is the third largest bank holding company headquartered in Tennessee. The Bank currently maintains a main office in Greeneville, Tennessee and 50 full-service bank branches primarily in East and Middle Tennessee. In addition to its commercial banking operations, the Bank conducts separate businesses through its three wholly-owned subsidiaries: Superior Financial Services, Inc. (“Superior Financial”), a consumer finance company; GCB Acceptance Corporation (“GCB Acceptance”), a automobile lending company; and Fairway Title Co., a title company formed in 1998. The Bank also operates a wealth management office in Sumner County, Tennessee, and a mortgage banking operation in Knox County, Tennessee. All dollar amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except share and per share amounts. References in management’s discussion and analysis of financial condition and results of operations to a year are to the Company’s fiscal year unless otherwise noted.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. This discussion should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto in this Form 10-Q and (ii) the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”). Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, plans and objectives for future operations, growth or initiatives, expected future economic performance, or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which the Company expects will or may occur in the future, are forward-looking statements that involve risks, uncertainties and other factors which may cause actual results and performance of the Company to differ materially from those expressed or implied by those statements. All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of forward-looking terminology and words such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” or “continue” (or the negative or other derivatives of each of these terms) or similar terminology and expressions.

Although the Company believes that the assumptions underlying any forward-looking statements are reasonable any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements. Factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2006 10-K, which is incorporated herein by this reference, as well as other factors discussed throughout this document, including, without limitation, in Part II, Item 1A, the factors described under “Critical Accounting Policies and Estimates” on page 14 of this Quarterly Report on Form 10-Q or, from time to time, in the Company’s filings with the SEC, press releases and other communications.

Readers are cautioned not to place undue reliance on forward-looking statements made in this document, since the statements speak only as of the document’s date. All forward-looking statements included in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by the cautionary statements in this section and to the more detailed risk factors included in the Company’s 2006 10-K. The Company has no obligation and does not intend to publicly update or revise any forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q, to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events. Readers are advised, however, to consult any further disclosures the Company may make on related subjects in its documents filed with or furnished to the SEC or in its other public disclosures.

Proposed Acquisition of Civitas

On January 25, 2007, the Company entered into a definitive merger agreement to acquire Civitas Bank Group, Inc. (“CVBG”), headquartered in Franklin, Tennessee and the holding company for Cumberland Bank. As soon as practicable following the merger of the holding companies, Cumberland Bank will be merged with and into GreenBank. The merger of the holding companies will be accounted for using the purchase method of accounting for business combinations and is subject to several conditions, including approval by the shareholders of both CVBG and the Company, which votes are scheduled to occur on May 16, 2007. All other regulatory approvals have been obtained.  If the shareholders of CVBG and the Company approve the merger, it is expected to close immediately thereafter.  In the merger, CVBG shareholders will receive an aggregate of approximately 3,075,000 shares of the Company’s common stock and approximately $51,000 in cash, for a total transaction value of approximately $168,000 (based upon the price of the Company’s common stock as of January 24, 2007).   At December 31, 2006, CVBG operated 12 offices through Cumberland Bank and had approximately $898,000 in total assets, $732,000 in deposits and $54,000 in shareholders’ equity.  The resulting goodwill is estimated to be approximately $125,000.

Growth and Business Strategy

The Company expects that, over the intermediate term, its growth from mergers and acquisitions, including acquisitions of both entire financial institutions and selected branches of financial institutions, will continue. De novo branching is also expected to be a method of growth, particularly in high-growth and other demographically-desirable markets.

The Company’s strategic plan projects geographic expansion within a 300-mile radius of its headquarters in Greene County, Tennessee. This could result in the Company expanding westward and eastward up to and including Nashville, Tennessee and Roanoke, Virginia, respectively, east/southeast up to and including the Piedmont area of North Carolina and western North Carolina, southward to northern Georgia and northward into eastern and central Kentucky. In particular, the Company believes the markets in and around Knoxville, Nashville and Chattanooga, Tennessee are highly desirable areas with respect to expansion and growth plans.

The Bank had historically operated under a single bank charter while conducting business under 18 bank brands. On January 23, 2007 the Bank announced that it was changing all brand names to GreenBank throughout all the communities it serves to better enhance recognition and customer convenience. The GreenBank name became effective on March 31, 2007. The Bank continues to offer local decision making through the presence of its regional executives in each of its markets, while maintaining a cost effective organizational structure in its back office and support areas.

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

Overview

The Company's results of operations for the first quarter ended March 31, 2007, compared to the same period in 2006, reflected an increase in net interest income due primarily to organic loan growth, higher interest rates as a result of actions from the Federal Open Market Committee (“FOMC”) and the Company’s continued

expansion initiatives. This increase in net interest income was offset, in part, by increases in noninterest expense from the Company’s expansion initiatives.

Reflecting continued improved credit quality offset in part by strong loan growth, the Company’s provision for loan losses decreased for the three months ended March 31, 2007 as compared to the same periods in 2006.

At March 31, 2007, the Company had total consolidated assets of approximately $1,827,634, total consolidated deposits of approximately $1,390,442, total consolidated loans, net of unearned interest, of approximately $1,603,281 and total consolidated shareholders' equity of approximately $189,997. The Company's annualized return on average shareholders' equity for the three months ended March 31, 2007 was 11.93%, and its annualized return on average total assets was 1.26% The Company expects that its total assets, total consolidated deposits, total consolidated loans, net of unearned interest and total shareholders' equity will continue to increase over the remainder of 2007 as a result of its expansion efforts, including its acquisition of CVBG and branch expansions in the Knoxville area, Loudon County and City of Kingsport markets.

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

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and the fair value of financial instruments and other accounts. Based on management’s calculation, an allowance of $22,932, or 1.43%, of total loans, net of unearned interest, was an adequate estimate of losses inherent in the loan portfolio as of March 31, 2007. This estimate resulted in a provision for loan losses on the income statement of $974 during the first quarter of 2007. If the economic conditions, loan mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

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

The Company and its subsidiaries are parties to various legal and regulatory proceedings and claims incidental to its business. In the opinion of management, however, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company’s consolidated results of operations or financial position. The Company reviews outstanding claims and proceedings internally and with external counsel as necessary to assess probability of loss and for the ability to estimate loss. These assessments are re-evaluated each quarter or as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted. The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).

Changes in Results of Operations

Net Income. Net income for the three months ended March 31, 2007 was $5,616, as compared to $5,096 for the same period in 2006. This increase of $520, or 10.20%, resulted primarily from a $1,635, or 9.51%, increase in net interest income reflecting higher earning asset volume arising primarily from organic growth in the loan portfolio. Offsetting this increase was a $1,336, or 10.51%, increase in total noninterest expense from $12,706 for the three months ended March 31, 2006 to $14,042 for the same period of 2007. This increase is attributable to the increase in salaries and benefits costs resulting from the Company’s additional staffing related to loan production initiatives.

Net Interest Income. The largest source of earnings for the Company is net interest income, which is the difference between interest income on earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and rates on interest-earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. During the three months ended March 31, 2007, net interest income was $18,821, as compared to $17,186 for the same period in 2006, representing an increase of 9.51%.

The Company’s average balance for interest-earning assets increased 11.94% from $1,452,221 for the first quarter ended March 31, 2006 to $1,625,574 for the first quarter ended March 31, 2007. The Company experienced a 12.94% growth in average loan balances from $1,392,401 for the first quarter ended March 31, 2006 to $1,572,640 for the first quarter ended March 31, 2007. The growth in loans can be attributed to the continued market expansion in which the Company is located as well as additional staffing of loan production personal.

The Company’s average balance for interest bearing liabilities increased 12.19% from $1,270,175 for the first quarter ended March 31, 2006 to $1,425,058 for the first quarter ended March 31, 2007. The Company experienced a 5.84% growth in average interest bearing deposits from $1,146,868 for the first quarter ended March 31, 2006 to $1,213,890 for the first quarter ended March 31, 2007. The Company’s continued success of the High Performance Checking program is the primary reason for the growth in deposits.

The Company’s yield on loans (the largest component of interest-earning assets) increased by 63 basis points from the first quarter ended March 31, 2006 to the first quarter ended March 31, 2007. The increase was primarily a result of the escalating market rates driven by changes enacted by the FOMC during the first and second quarters of 2006:

FOMC Meeting	Beginning		Ending
Date	Rate	Increase	Rate
December 13, 2005	4.00%	0.25%	4.25%
January 31, 2006	4.25%	0.25%	4.50%
March 28, 2006	4.50%	0.25%	4.75%
May 10, 2006	4.75%	0.25%	5.00%
June 29, 2006	5.00%	0.25%	5.25%
August 8, 2006	5.25%	0.00%	5.25%
September 20, 2006	5.25%	0.00%	5.25%
October 25, 2006	5.25%	0.00%	5.25%
December 12, 2006	5.25%	0.00%	5.25%
January 31, 2007	5.25%	0.00%	5.25%
March 21, 2007	5.25%	0.00%	5.25%

The Company’s cost of interest-bearing liabilities increased by 87 basis points from the first quarter ended March 31, 2006 to the first quarter ended March 31, 2007. The cost of raising deposits and other borrowed funds are influenced by both local market conditions as well as FOMC actions. Management believes that these costs were prudently managed during this volatile interest rate cycle.

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

	Three Months Ended
	March 31,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans(1)	$1,572,640	$31,915	8.23%	$1,392,401	$26,100	7.60%
Investment securities	51,676	708	5.56%	56,446	631	4.53%
Other short-term investments	1,258	15	4.84%	3,374	36	4.33%
Total interest-earning assets	$1,625,574	$32,638	8.14%	$1,452,221	$26,767	7.48%
Noninterest earning assets	153,345			147,140
Total assets	$1,778,919			$1,599,361

Interest-bearing liabilities:
Deposits:
Now accounts, money market and savings	$540,648	$3,546	2.66%	$520,821	$2,576	2.01%
Time deposits	673,242	7,607	4.58%	626,047	5,466	3.54%
Total interest-bearing deposits	$1,213,890	$11,153	3.73%	$1,146,868	$8,042	2.84%
Securities sold under repurchase agreements and short-term borrowings	25,856	286	4.49%	21,678	207	3.87%
Notes payable	171,909	2,110	4.98%	88,226	1,090	5.01%
Subordinated debentures	13,403	268	8.11%	13,403	242	7.32%
Total interest-bearing liabilities	$1,425,058	$13,817	3.93%	$1,270,175	$9,581	3.06%
Noninterest bearing liabilities:
Demand deposits	145,185			140,044
Other liabilities	20,398			17,312
Total noninterest bearing liabilities	165,583			157,356
Total liabilities	1,590,641			1,427,531
Shareholders’ equity	188,278			171,830
Total liabilities and shareholders’ equity	$1,778,919			$1,599,361

Net interest income		$18,821			$17,186

Interest rate spread			4.21%			4.42%

Net yield on interest-earning assets			4.70%			4.80%

1 Average loan balances included nonaccrual loans. Interest income collected on nonaccrual loans has been included.

Provision for Loan Losses.During the three months ended March 31, 2007, loan charge-offs were $657 and recoveries of charged-off loans were $313. The Company’s provision for loan losses decreased by $90, or 8.46%, to $974 for the three months ended March 31, 2007, as compared to $1,064 for the same period in 2006. The Company’s allowance for loan losses increased by $630 to $22,932 at March 31, 2007 from $22,302 at December 31, 2006, the ratio of the allowance for loan losses to total loans, net of unearned interest, remained relatively constant at 1.43% at March 31, 2007 compared to 1.45% and 1.43% at December 31, 2006 and March 31, 2006, respectively. As of March 31, 2007, indicators of credit quality, as discussed below, have improved compared to December 31, 2006 and March 31, 2006. Management continually evaluates the Company’s credit policies and procedures for effective risks and controls management.  The Company’s trend in asset quality improvement is attributable to improved underwriting policies and management controls.  The ratio of allowance for loan losses to nonperforming loans was 690.10%, 635.93% and 405.23% at March 31, 2007, December 31, 2006 and March 31, 2006, respectively, and the ratio of nonperforming assets to total assets was 0.28%, 0.29% and 0.49% at March 31, 2007, December 31, 2006 and March 31, 2006, respectively. The ratio of nonperforming loans to total loans, net of unearned interest, was 0.21%, 0.23% and 0.35% at March 31, 2007, December 31, 2006 and March 31, 2006, respectively. Within the Bank, the Company’s largest subsidiary, the ratio of nonperforming assets to total assets was 0.24%, 0.24% and 0.46% at March 31, 2007, December 31, 2006 and March 31, 2006, respectively.

The Company’s year-to-date (“YTD”) annualized net charge-offs as a percentage of average loans improved from 0.21% for the three months ended March 31, 2006 to 0.09% for the three months ended March 31, 2007. Net charge-offs as a percentage of average loans were 0.20% for the year ended December 31, 2006. Within the Bank, YTD annualized net charge-offs as a percentage of average loans decreased from 0.15% for the three months ended March 31, 2006 to 0.02% for the same period in 2007. Net charge-offs within the Bank as a percentage of average loans were 0.14% for the year ended December 31, 2006. YTD annualized net charge-offs in Superior Financial for the three months ended March 31, 2007 were $156 compared to actual net charge-offs of $159 for the year ended December 31, 2006. YTD annualized net charge-offs in GCB Acceptance for the three months ended March 31, 2007 were $856 compared to actual net charge-offs of $744 for the year ended December 31, 2006.

Although credit quality trends continue to improve, management continually evaluates the existing portfolio in light of loan concentrations, current general economic conditions and economic trends. Based upon these evaluations, which all strongly suggest an economic slowdown occurring in late 2007 and further based on the Company's allowance for loan loss calculation and review of the loan portfolio, management believes the allowance for loan losses is adequate at March 31, 2007. Management anticipates that the provision for loan losses during the second quarter of 2007 will be consistent with the first quarter of 2007 and also anticipates that the provision for loan losses for the entire year of 2007 may be less than the provision for 2006 if indicators of credit quality remain stabilized. However, the provision for loan losses could increase for the entire year of 2007, as compared to 2006, if the Company’s loan growth continues at the rate experienced through the three months ended March 31, 2007.

Noninterest Income.Income that is not related to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important supplement to the Company’s traditional method of earning income through interest rate spreads.

Total noninterest income for the three months ended March 31, 2006 was $5,399 as compared to $4,755 for the same period in 2006. Service charges, commissions and fees remain the largest component of total noninterest income and increased $1,058, or 32.75%, to $4,289 for the three months ended March 31, 2007 from $3,231 for the same period in 2006. This increase primarily reflects additional service charges and NSF fees from deposit-related products stemming primarily from increased volume as a result of the Bank’s High Performance Checking Program introduced in the first quarter of 2005. The Company believes that noninterest income will continue to improve over the remainder of 2007 when compared to prior comparable periods as a result of the increased volume in deposits resulting from the Bank’s High Performance Checking Program. In addition, other noninterest income decreased by $414, or 27.16%, to $1,110 for the three months ended March 31, 2007 from $1,524 for the same period in 2006. The reduction is a result of a gain recorded during the first quarter of 2006 on the sale of foreclosed real estate and decreased dividends from an insurance provider.

Noninterest Expense. Control of noninterest expense also is an important aspect in enhancing income. Noninterest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total noninterest expense was $14,042 for the three months ended March 31, 2007 compared to $12,706 for the same period in 2006. The $1,336, or 10.51%, increase in total noninterest expense for the three months ended March 31,

2007 compared to the same period of 2006 principally reflects an increase in personnel costs, primarily as a result of the Company’s additional staffing related to loan production initiatives.

Personnel costs are the largest component of the Company's noninterest expenses. For the three months ended March 31, 2007, salaries and benefits represented $7,458, or 53.11%, of total noninterest expense. This was an increase of $1,067, or 16.70%, from $6,391 for the three months ended March 31, 2006. Including Bank offices and non-Bank office locations, the Company had 60 locations at March 31, 2007, December 31, 2006 and March 31, 2006, and the number of full-time equivalent employees increased 5.59% from 572 at March 31, 2006 to 604 at March 31, 2007. These increases in personnel costs and employees were driven by the increase in staffing related to loan production initiatives.

The Company’s efficiency ratio was slightly up from 57.55% at March 31, 2006 to 57.98% at March 31, 2007. The efficiency ratio illustrates how much it cost the Company to generate revenue; for example, it cost the Company 57.98 cents to generate one dollar of revenue for the three months ended March 31, 2007.

Income Taxes.The effective income tax rate for the three months ended March 31, 2007 was 38.98% compared to 37.63% for the same period in 2006.

Changes in Financial Condition Over Financial Reporting

Total assets at March 31, 2007 were $1,827,634, an increase of $54,980, or 3.10%, from total assets of $1,772,654 at December 31, 2006. The increase in assets was primarily reflective of the $63,652, or 4.13%, increase in loans, net of unearned interest and the $7,847, or 20.79%, increase in securities available for sale. These increases were mainly funded by the $57,937 increase in deposits and the $15,842 decrease in cash and cash equivalents.

  At March 31, 2007, loans, net of unearned interest, were $1,603,281 compared to $1,539,629 at December 31, 2006, an increase of $63,652, or 4.13%, from December 31, 2006. The increase in loans during the first three months of 2007 primarily reflects an increase in commercial real estate loans and commercial loans.

Non-performing loans include non-accrual loans and loans 90 or more days past due. All loans that are 90 days past due are considered non-accrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Non-accrual loans that are 120 days past due without assurance of repayment are charged off against the allowance for loan losses. Nonaccrual loans and loans past due 90 days and still accruing decreased by $184 or 5.25%, during the three months ended March 31, 2007 to $3,323 from $3,507 at December 31, 2006. At March 31, 2007, the ratio of the Company’s allowance for loan losses to non-performing loans (which include non-accrual loans) was 690.10%.

The Company maintains an investment portfolio to provide liquidity and earnings. Investments at March 31, 2007 with an amortized cost of $47,373 had a market value of $47,227. At year-end 2006, investments with an amortized cost of $40,494 had a market value of $40,284. The increase in investments from December 31, 2006 to March 31, 2007 results from the purchase of US Agency securities that were needed to collateralize new Municipal Deposit relationships.

Liquidity and Capital Resources

Liquidity. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company's liquid assets include cash and due from banks, federal funds sold, investment securities and loans held for sale. Including securities pledged to collateralize municipal deposits, these assets represented 6.89% of the total liquidity base at March 31, 2007, as compared to 7.69% at December 31, 2006. The liquidity base is generally defined to include deposits, repurchase agreements, notes payable and subordinated debentures. The Company maintains borrowing availability with the Federal Home Loan Bank of Cincinnati (“FHLB”), which it fully drew down at March 31, 2007 in order to more fully optimize its funding costs.  The Company also maintains federal funds lines of credit totaling $136,000 at seven correspondent banks, of which $118,585 was available at March 31, 2007. The Company believes it has sufficient liquidity to satisfy its current operating needs.

For the three months ended March 31, 2007, operating activities of the Company provided $6,739 of cash flows. Net income of $5,616 comprised a substantial portion of the cash generated from operations. Cash flows from operating activities were also positively affected by various non-cash items, including (i) $974 in provision for loan losses, (ii) $1,056 of depreciation and amortization, (iii) $1,535 increase in other assets. This was offset in part by a decrease of $1,387 in accrued interest payable and other liabilities. In addition, the cash flows used for the originations of mortgage loans held for sale exceeded proceeds from sales of mortgage loans by $634.

The Company’s net increase in loans used $64,807 in cash flows and was the primary component of the $73,181 in net cash used in investing activities for the three months ended March 31, 2007. In addition, the Company purchased $16,695 in investment securities available for sale. This was offset by (i) $1,262 in proceeds from the sale of investments securities available for sale (ii) $7,631in proceeds from the maturities of investment securities available for sale (iii) $496 in proceeds from the sale of securities held to maturity, and (iv) $405 in proceeds from the maturities of securities held to maturity. Purchases of fixed asset additions, net of proceeds from sale of other real estate, used $1,473 in cash flows.

The net increase in deposits of $57,937 was the primary source of cash flows used in financing activities. Also providing cash from financing activities were the proceeds from notes payable of $30,000 offset, in part, by repayments of notes payable of $35,694. In addition, dividends paid in the amount of $1,276 further reduced the total net cash used in financing activities.

Capital Resources.The Company’s capital position is reflected in its shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of the Company’s net worth, soundness and viability. The Company continues to exhibit a strong capital position while consistently paying dividends to its shareholders. Further, the capital base of the Company allows it to take advantage of business opportunities while maintaining the level of resources deemed appropriate by management of the Company to address business risks inherent in the Company’s daily operations.

Shareholders’ equity on March 31, 2007 was $189,997, an increase of $5,526, or 3.00%, from $184,471 on December 31, 2006. The increase in shareholders’ equity primarily reflected net income for the three months ended March 31, 2007 of $5,616 ($0.57 per share, assuming dilution). This increase was offset by quarterly dividend payments during the three months ended March 31, 2007 totaling $1,275 ($0.13 per share).

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

Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (“FRB”) and the Federal Deposit Insurance Corporation (the “FDIC”) require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of common equity, retained earnings, and a limited amount of qualifying perpetual preferred stock and trust preferred securities, net of goodwill and other intangible assets and accumulated other comprehensive income). These guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. At March 31, 2007, the Bank and the Company each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements. The table below sets forth the capital position of the Bank and the Company at March 31, 2007.

	Required Minimum Ratio	Required to be Well Capitalized	Bank	Company
Tier 1 risk-based capital	4.00%	6.00%	10.10%	10.15%
Total risk-based capital	8.00%	10.00%	11.35%	11.40%
Leverage Ratio	4.00%	5.00%	9.41%	9.47%

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

Off-Balance Sheet Arrangements

At March 31, 2007, the Company had outstanding unused lines of credit and standby letters of credit totaling $510,581 and unfunded loan commitments outstanding of $81,887. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or, on a short-term basis, to borrow any then available amounts from the FHLB and/or purchase Federal funds from other financial institutions. At March 31, 2007, the Company had accommodations with upstream correspondent banks for unsecured Federal funds lines. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about the Company’s off-balance sheet commitments as of March 31, 2007, which by their terms have contractual maturity dates subsequent to March 31, 2007:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Commitments to make loans - fixed.......................................	$47,207	$-	$-	$-	$47,207
Commitments to make loans - variable...................................	34,680	-	-	-	34,680
Unused lines of credit...........................................................	327,673	91,972	6,077	54,555	480,277
Letters of credit...................................................................	30,845	5,171	366	-	36,382
Total................................................................................	$440,405	$97,143	$6,443	$54,555	$598,546

Disclosure of Contractual Obligations

In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes the Company’s significant fixed and determinable contractual obligations as of March 31, 2007:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Certificates of deposits.........................................................	$562,478	$87,446	$3,776	$3,564	$657,264
Federal funds purchased and repurchase agreements........................................................................	41,572	-	-	-	41,572
FHLB advances and notes payable........................................	49,718	55,300	15,872	50,987	171,877
Subordinated debentures.......................................................	-	-	-	13,403	13,403
Operating lease obligations....................................................	560	597	337	560	2,054
Deferred compensation.........................................................	456	1,474	-	1,341	3,271
Purchase obligations..............................................................	113	-	-	-	113
Total.................................................................................	$654,897	$144,817	$19,985	$69,855	$889,554

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

Effect of New Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB Interpretation

No. 48 is effective for fiscal years beginning after December 31, 2006. The Company adopted Interpretation No. 48 effective January 1, 2007, resulting in a beginning retained earnings adjustment in the amount of $800. See Note 6 in the Notes to Condensed Consolidated Financial Statements for further information regarding the adoption of this standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances. The Company did not choose to early adopt this standard.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Part II, Item 7A of the 2006 10-K is incorporated in this item of this Quarterly Report by this reference. There have been no material changes in the quantitative and qualitative market risks of the Company since December 31, 2006.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive and financial officers, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, the Company's disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

Internal Controls

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

In accordance with the Instruction to Part II of Form 10-Q, the Company has omitted references to all Items in Part II of this Quarterly Report on form 10-Q that are not applicable.

Item 1A.   Risk Factors

There have been no material changes from our risk factors previously disclosed in “Item 1A. Risk Factors” of the 2006 10-K other than those associated with the proposed merger with CVBG. Investors should refer to those risks discussed under “Risk Factors” in the Company’s Registration Statement on Form S-4 and related prospectus/joint proxy statement filed with the SEC on April 20, 2007, which is incorporated herein by this reference.

Item 6.     Exhibits

  See Exhibit Index immediately following the signature page hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized both on behalf of the Registrant and in his capacity as principle financial and accounting officer of the Registrant.

Greene County Bancshares, Inc.
Registrant

By /s/ James E. Adams
Date: May 9, 2007	James E. Adams
Senior Vice President, Chief Financial
Officer and Assistant Secretary

EXHIBIT INDEX

Exhibit No.	Description

2.1
Merger Agreement, dated as of January 25, 2007, by and between Greene County Bancshares, Inc. and Civitas Bankgroup, Inc. (Pursuant to Item 601(b)(2) of Regulation S-K the schedules and exhibits to this agreement have been omitted from this filing) — incorporated herein by reference to the Company’s Current Report on Form 8-K filed January 26, 2007

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