Form 10-Q
period 2007-06-30
GREEN BANKSHARES, INC.
filed 2007-08-08
CIK 764402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR
☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________

Commission file number   0-14289

GREEN BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1222567
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

100 North Main Street, Greeneville, Tennessee	37743-4992
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (423) 639-5111

GREENE COUNTY BANCSHARES, INC.
(Former name, if changed since last report)

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
Large accelerated filer        Accelerated filerX      Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES___ NO   X

As of August 8, 2007, the number of shares outstanding of the issuer’s common stock was: 12,932,512.

PART 1 – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of Green Bankshares, Inc. and its wholly owned subsidiaries are as follows:

Condensed Consolidated Balance Sheets – June 30, 2007 and December 31, 2006.

Condensed Consolidated Statements of Income and Comprehensive Income - For the three and six months ended June 30, 2007 and 2006.

Condensed Consolidated Statement of Changes in Shareholders’ Equity – For the six months ended June 30, 2007.

Condensed Consolidated Statements of Cash Flows - For the six months ended June 30, 2007 and 2006.

Notes to Condensed Consolidated Financial Statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2007 and December 31, 2006
(Amounts in thousands, except share and per share data)

	(Unaudited) June 30, 2007	December 31, 2006*
ASSETS

Cash and due from banks	$70,807	$44,657

Federal funds sold and other	1,007	25,983

Securities available for sale	242,882	37,740

Securities held to maturity (with a market value of $1,347 and $2,544)	1,358	2,545

FHLB, Bankers Bank and other stock, at cost	10,837	7,055

Loans held for sale	10,705	1,772

Loans, net of unearned interest	2,327,149	1,539,629

Allowance for loan losses	(32,935)	(22,302)

Premises and equipment, net	79,957	57,258

Goodwill and other intangible assets	158,158	38,540

Other assets	57,373	39,777

Total assets	$2,927,298	$1,772,654

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities

Deposits	$2,069,749	$1,332,505

Federal funds purchased	41,862	20,000

Repurchase agreements	83,598	22,165

FHLB advances and notes payable	287,983	177,571

Subordinated debentures	88,662	13,403

Accrued interest payable and other liabilities	44,039	22,539

Total liabilities	2,615,893	1,588,183

Shareholders’ equity
Common stock: $2 par, 20,000,000 shares authorized, 12,927,407 and 9,810,867 shares outstanding	25,855	19,622

Additional paid-in capital	184,672	71,828

Retained earnings	103,695	93,150

Accumulated other comprehensive loss	(2,817)	(129)

Total shareholders’ equity	311,405	184,471

Total liabilities and shareholders’ equity	$2,927,298	$1,772,654

* This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet, as filed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2007 and 2006
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Interest income
Interest and fees on loans	$39,681	$27,781	$71,596	$53,881
Investment securities	2,090	649	2,798	1,280
Federal funds sold and other	12	59	27	95
	41,783	28,489	74,421	55,256

Interest expense
Deposits	15,012	8,647	26,165	16,689
Borrowings	3,838	2,069	6,502	3,608
	18,850	10,716	32,667	20,297

Net interest income	22,933	17,773	41,754	34,959

Provision for loan losses	1,259	1,244	2,233	2,308

Net interest income after provision for loan losses	21,674	16,529	39,521	32,651

Noninterest income
Service charges and fees	5,395	4,001	9,684	7,232
Other	1,088	1,027	2,198	2,551
	6,483	5,028	11,882	9,783

Noninterest expense
Salaries and employee benefits	8,472	6,266	15,930	12,657
Occupancy and furniture and equipment expense	2,626	2,050	4,722	4,109
Other	5,611	4,363	10,099	8,619
	16,709	12,679	30,751	25,385

Income before income taxes	11,448	8,878	20,652	17,049

Provision for income taxes	4,362	3,395	7,950	6,470

Net income	$7,086	$5,483	$12,702	$10,579

Comprehensive Income	$4,357	$5,498	$10,014	$10,587

Per share of common stock:
Basic earnings	$0.63	$0.56	$1.20	$1.08
Diluted earnings	0.62	0.55	1.19	1.07
Dividends	0.13	0.12	0.26	0.24

Weighted average shares outstanding:
Basic	11,321,822	9,785,936	10,572,798	9,778,288
Diluted	11,395,518	9,897,987	10,647,638	9,891,817

See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2007
(Amounts in thousands, except share and per share data)

				Accumulated
				Other	Total
		Additional		Compre-	Share-
	Common	Paid-in	Retained	hensive	holders’
	Stock	Capital	Earnings	Loss	Equity
	(Unaudited)

Balance, December 31, 2006	$19,622	$71,828	$93,150	$(129)	$184,471

Common stock transactions:
Issuance of 3,102,616 shares in acquisition	6,205	112,270	-	-	118,475
Exercise of 14,574 shares under stock option plan	29	317	-	-	346
Common stock exchanged for exercised stock options, 650 shares	(1)	(21)	-	-	(22)
Stock-based compensation	-	235	-	-	235
Tax benefit from exercise of Non-qualified stock options	-	43	-	-	43
Implementation of FIN 48	-	-	800	-	800
Dividends paid ($.26 per share)	-	-	(2,957)	-	(2,957)
Comprehensive income:
Net income	-	-	12,702	-	12,702
Change in unrealized gains (losses), net of reclassification and taxes	-	-	-	(2,688)	(2,688)
Total comprehensive income					10,014

Balance, June 30, 2007	$25,855	$184,672	$103,695	$(2,817)	$311,405

See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Amounts in thousands, except share and per share data)

	June 30,	June 30,
	2007	2006
	(Unaudited)

Cash flows from operating activities
Net income	$12,702	$10,579
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	2,233	2,308
Depreciation and amortization	2,416	2,077
Security amortization and accretion, net	(77)	(9)
Loss on sale of securities	23	8
FHLB stock dividends	-	(165)
Net gain on sale of mortgage loans	(535)	(391)
Originations of mortgage loans held for sale	(33,779)	(29,924)
Proceeds from sales of mortgage loans	34,022	30,947
Increase in cash surrender value of life insurance	(413)	(391)
Net losses [gains?]from sales of fixed assets	78	(2)
Stock compensation expense	235	185
Net gain on other real estate and repossessed assets	(178)	(148)
Deferred tax benefit	(2,996)	(874)
Net changes:
Other assets	(642)	(492)
Accrued interest payable and other liabilities	18,126	(2,724)
Net cash provided from operating activities	31,215	10,984

Cash flows from investing activities
Purchase of securities available for sale	(23,682)	(5,948)
Proceeds from sale of securities available for sale	1,262	985
Proceeds from maturities of securities held for sale	13,106	9,386
Proceeds from sale of securities held to maturity	496	-
Proceeds from maturities of securities held to maturity	690	640
Purchase of life insurance	-	(41)
Purchase of FHLB stock	(819)	-
Net change in loans	(152,845)	(62,387)
Acquisition, net of cash received	(24,548)	-
Proceeds from sale of other real estate	2,622	2,571
Improvements to other real estate	-	(47)
Proceeds from sale of fixed assets	13	23
Premises and equipment expenditures	(6,008)	(4,308)
Net cash used in investing activities	(189,713)	(59,126)

Cash flows from financing activities
Net change in deposits	38,157	(12,273)
Net change in federal funds purchased and repurchase agreements	(11,994)	33,635
Proceeds from FHLB advances and notes payable	114,200	195,900
Proceeds from subordinated debentures	57,732	-
Repayments of FHLB advances and notes payable	(35,790)	(177,765)
Dividends paid	(2,957)	(2,348)
Proceeds from issuance of common stock	324	444
Net cash from financing activities	159,672	37,593

Net change in cash and cash equivalents	1,174	(10,549)

Cash and cash equivalents, beginning of year	70,640	74,523

Cash and cash equivalents, end of period	$71,814	$63,974

Supplemental disclosures – cash and noncash
Interest paid	$28,866	$20,136
Income taxes paid	9,499	7,162
Loans converted to other real estate	1,785	3,121
Unrealized gain (loss) on available for sale securities, net of tax	2,688	8

See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
Unaudited
(Amounts in thousands, except share and per share data)

NOTE 1 – PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements of Green Bankshares, Inc. (the “Company”) and its wholly owned subsidiary, GreenBank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain amounts from prior period financial statements have been reclassified to conform to the current year’s presentation.

NOTE 2 – LOANS

Loans at June 30, 2007 and December 31, 2006 were as follows:

	June 30,	December 31,
	2007	2006

Commercial	$344,470	$258,998
Commercial real estate	1,486,967	921,190
Residential real estate	405,494	281,629
Consumer	100,441	87,111
Other	2,818	2,203
Unearned interest	(13,041)	(11,502)
Loans, net of unearned interest	$2,327,149	$1,539,629

Allowance for loan losses	$(32,935)	$(22,302)

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
Unaudited
(Amounts in thousands, except share and per share data)

NOTE 2 – LOANS (Continued)

Transactions in the allowance for loan losses and certain information about nonaccrual loans and loans 90 days past due but still accruing interest for the six months ended June 30, 2007 and twelve months ended December 31, 2006 were as follows:

	June 30,	December 31,
	2007	2006

Balance at beginning of year	$22,302	$19,739
Add (deduct):
Reserve of acquired Bank	9,022	-
Provision for loan losses	2,233	5,507
Loans charged off	(1,412)	(4,357)
Recoveries of loans charged off	790	1,413
Ending balance	$32,935	$22,302

	June 30,	December 31,
	2007	2006

Loans past due 90 days still on accrual	$443	$28
Nonaccrual loans	4,440	3,479
Total	$4,883	$3,507

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
Unaudited
(Amounts in thousands, except share and per share data)

NOTE 3 – EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Stock options are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the three and six months ended June 30, 2007, 73,626 options are excluded from the effect of dilutive securities because they are anti-dilutive; 30,485 options are similarly excluded from the effect of dilutive securities for the three and six months ended June 30, 2006.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007		2006
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income available to common shareholders	$7,086	11,321,822	$5,483	9,785,936

Effect of dilutive securities
Stock options outstanding	-	73,696	-	112,051

Diluted EPS
Income available to common shareholders plus
assumed conversions	$7,086	11,395,518	$5,483	9,897,987

	Six Months Ended June 30,
	2007		2006
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income available to common shareholders	$12,702	10,572,798	$10,579	9,778,288

Effect of dilutive securities
Stock options outstanding	-	74,840	-	113,529

Diluted EPS
Income available to common shareholders plus
assumed conversions	$12,702	10,647,638	$10,579	9,891,817

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
Unaudited
(Amounts in thousands, except share and per share data)

NOTE 4 – SEGMENT INFORMATION

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

Three months ended June 30, 2007	Bank	Other Segments	Holding Company	Eliminations	Totals

Net interest income (expense)	$22,002	$1,649	$(718)	$-	$22,933
Provision for loan losses	905	354	-	-	1,259
Noninterest income	6,075	674	27	(293)	6,483
Noninterest expense	15,496	1,282	224	(293)	16,709
Income tax expense (benefit)	4,442	270	(350)	-	4,362
Segment profit	$7,234	$417	$(565)	$-	$7,086

Segment assets at June 30, 2007	$2,871,987	$39,998	$15,313	$-	$2,927,298

Three months ended June 30, 2006	Bank	Other Segments	Holding Company	Eliminations	Totals

Net interest income (expense)	$16,626	$1,423	$(276)	$-	$17,773
Provision for loan losses	999	245	-	-	1,244
Noninterest income	4,583	629	45	(229)	5,028
Noninterest expense	11,514	1,199	195	(229)	12,679
Income tax expense (benefit)	3,342	238	(185)	-	3,395
Segment profit	$5,354	$370	$(241)	$-	$5,483

Segment assets at June 30, 2006	$1,629,798	$31,544	$4,288	$-	$1,665,630

Six months ended June 30, 2007	Bank	Other Segments	Holding Company	Eliminations	Totals

Net interest income (expense)	$39,534	$3,206	$(986)	$-	$41,754
Provision for loan losses	1,519	714	-	-	2,233
Noninterest income	11,174	1,262	38	(592)	11,882
Noninterest expense	28,362	2,512	469	(592)	30,751
Income tax expense (benefit)	8,005	487	(542)	-	7,950
Segment profit	$12,822	$755	$(875)	$-	$12,702

Six months ended June 30, 2006	Bank	Other Segments	Holding Company	Eliminations	Totals

Net interest income (expense)	$32,642	$2,852	$(535)	$-	$34,959
Provision for loan losses	1,841	467	-	-	2,308
Noninterest income	8,913	1,078	242	(450)	9,783
Noninterest expense	23,213	2,310	312	(450)	25,385
Income tax expense (benefit)	6,334	452	(316)	-	6,470
Segment profit	$10,167	$701	$(289)	$-	$10,579

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
Unaudited
(Amounts in thousands, except share and per share data)

NOTE 4 – SEGMENT INFORMATION (Continued)

Asset Quality Ratios

As of and for the period ended June 30, 2007	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	0.19%	1.47%	0.21%
Nonperforming assets as a percentage of total assets	0.17%	1.62%	0.20%
Allowance for loan losses as a percentage of total loans, net of unearned income	1.30%	8.02%	1.42%
Allowance for loan losses as a percentage of nonperforming loans	690.29%	545.98%	674.48%
YTD net charge-offs to average total loans, net of unearned income	0.01%	1.42%	0.04%

As of and for the period ended June 30, 2006	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	0.31%	1.32%	0.34%
Nonperforming assets as a percentage of total assets	0.43%	1.95%	0.47%
Allowance for loan losses as a percentage of total loans, net of unearned income	1.28%	7.90%	1.45%
Allowance for loan losses as a percentage of nonperforming loans	410.68%	596.70%	426.84%
YTD net charge-offs to average total loans, net of unearned income	0.06%	1.26%	0.09%

As of and for the year ended December 31, 2006	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	0.19%	1.84%	0.23%
Nonperforming assets as a percentage of total assets	0.24%	2.53%	0.29%
Allowance for loan losses as a percentage of total loans, net of unearned income	1.28%	7.94%	1.45%
Allowance for loan losses as a percentage of nonperforming loans	680.25%	431.95%	635.93%
Net charge-offs to average total loans, net of unearned income	0.14%	2.82%	0.20%

Net charge-offs	Bank	Other	Total

Actual for the six month period ending June 30, 2007	$ 124	$ 498	$ 622
Actual for the six month period ending June 30, 2006	$ 819	$ 394	$ 1,213
Actual for the year ended December 31, 2006	$ 2,041	$ 903	$ 2,944

NOTE 5 – REVOLVING CREDIT AGREEMENT

The Company is a party to a revolving credit agreement with SunTrust Bank pursuant to which SunTrust agreed to loan the Company up to $15,000.  This agreement currently is scheduled to expire on August 31, 2007.  The fee for maintaining this credit agreement is 0.15% per annum on the unused portion of the commitment.

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
Unaudited
(Amounts in thousands, except share and per share data)

NOTE 6 – INCOME TAXES

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB statement No. 109 (“the Interpretation”).  This Interpretation provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  As a result of the implementation of FIN 48, the Company recognized approximately an $800 decrease in the liability for unrecognized tax benefits   which was accounted for as an increase to the January 1, 2007, balance of retained earnings.

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

NOTE 7 – BUSINESS COMBINATION

On May 18, 2007, the Company merged with and thereby acquired Civitas Bank Group, Inc. (“CVBG”), parent of Cumberland Bank, with the Company being the surviving entity.  CVBG headquartered in Franklin, Tennessee, operated 12 full-service branches in the middle Tennessee area.  The primary reason for the acquisition of CVBG and the premium paid, was to provide accelerated entry for the Company in the Middle Tennessee area in some of the fastest growing areas in the Nashville MSA.  Operating results of CVBG are included in the consolidated financial statements since the date of the acquisition.

The acquisition was accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the tangible and identified intangible assets purchased and the liabilities assumed based upon preliminary estimated fair values at the date of acquisition. The aggregate purchase price was $164,268, including $45,793 in cash, $118,475 in the Company’s common stock.  The allocation of the purchase price is subject to changes in the estimated fair values of assets acquired and liabilities assumed.  Identified intangible assets and purchase accounting fair value adjustments are being amortized under various methods over the expected lives of the corresponding assets and liabilities.  Goodwill will not be amortized and is not deductible for tax purposes, but will be reviewed for impairment on an annual basis.   Currently, identified intangible assets from the acquisition subject to amortization are $8,740 and total goodwill from the acquisition is $111,591.

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
Unaudited
(Amounts in thousands, except share and per share data)

NOTE 7 – BUSINESS COMBINATION (Continued)

The following table summarizes the fair value of assets acquired and liabilities assumed at the date of acquisition.

Cash and due from banks	$21,245
Securities	200,108
FHLB stock	2,863
Bankers Bank stock	100
Loans held for sale	8,642
Loans, net of unearned interest	636,748
Allowance for loan losses	(9,022)
Premises and equipment	18,486
Goodwill	111,591
Core deposit intangible	8,740
Other assets	12,089
Total assets acquired	1,011,590
Deposits	(699,089)
Federal funds purchased	(52,500)
Repurchase agreements	(42,790)
FHLB advances	(32,000)
Subordinated debentures	(17,527)
Other liabilities	(3,416)
Total liabilities assumed	(847,322)
Net assets acquired	$164,268

The Company also incurred $698 in direct cost that were capitalized into goodwill associated with the merger for legal, advisory and conversion cost.

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2007 and 2006 for the six month periods ending June 30. The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the acquisition, depreciation expense on property acquired, interest expense on deposits assumed, and the related income tax effects.  The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the acquisition been effected on the assumed dates.

	Six Months Ended
	June 30,
	2007	2006

Net interest income	$54,348	$46,415

Net income	$16,694	$14,593

Basic earnings per share	$1.26	$1.13
Diluted earnings per share	$1.25	$1.12

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
Unaudited
(Amounts in thousands, except share and per share data)

NOTE 8 – BORROWINGS

In May 2007, the Company formed GreenBank Capital Trust I (“GB Trust I”).  GB Trust I issued $56,000 of variable rate trust preferred securities as part of a pooled offering of such securities.  The Company issued $57,732 subordinated debentures to the GB Trust I in exchange for the proceeds of the offering, which debentures represent the sole asset of GB Trust I.  The debentures pay interest quarterly at the three-month LIBOR plus 1.65% adjusted quarterly (7.01% at June 30, 2007).  The Company may redeem the subordinated debentures, in whole or in part, beginning June 2012 at a price of 100% of face value.  The subordinated debentures must be redeemed no later than 2037.

Also in May 2007 the Company acquired two Trusts in the CVBG acquisition, Civitas Statutory Trust I (“CS Trust I”) and Cumberland Capital Statutory Trust II (“CCS Trust II”).

In December 2005 CS Trust I issued $13,000 of variable rate trust preferred securities as part of a pooled offering of such securities.  CVBG issued $13,403 subordinated debentures to the CS Trust I in exchange for the proceeds of the offering, which debentures represent the sole asset of CS Trust I.  The debentures pay interest quarterly at the three-month LIBOR plus 1.54% adjusted quarterly (6.90% at June 30, 2007).  The Company may redeem the subordinated debentures, in whole or in part, beginning March 2011 at a price of 100% of face value.  The subordinated debentures must be redeemed no later than March 2036.

In July 2001 CCS Trust II issued $4,000 of variable rate trust preferred securities as part of a pooled offering of such securities.  CVBG issued $4,124 subordinated debentures to the CCS Trust II in exchange for the proceeds of the offering, which debentures represent the sole asset of CCS Trust II.  The debentures pay interest quarterly at the three-month LIBOR plus 3.58% adjusted quarterly (8.94% at June 30, 2007).  The Company may redeem the subordinated debentures, in whole or in part, beginning July 2007 at a price of 100% of face value.  The subordinated debentures must be redeemed no later than July 2031.

(Continued)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Green Bankshares, Inc. (the “Company”) is the bank holding company for GreenBank (the “Bank”), a Tennessee-chartered commercial bank that conducts the principal business of the Company.  The Company is the second largest bank holding company headquartered in Tennessee based on asset size and the largest NASDAQ Listed Bank Holding Company headquartered in Tennessee.  The Bank currently maintains a main office in Greeneville, Tennessee and 62 full-service bank branches primarily in East and Middle Tennessee.  In addition to its commercial banking operations, the Bank conducts separate businesses through its three wholly-owned subsidiaries: Superior Financial Services, Inc. (“Superior Financial”), a consumer finance company; GCB Acceptance Corporation (“GCB Acceptance”), a automobile lending company; and Fairway Title Co., a title company formed in 1998. The Bank also operates a wealth management office in Sumner County, Tennessee, and a mortgage banking operation in Knox County, Tennessee.  All dollar amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except share and per share amounts and percentages.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. This discussion should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto in this Form 10-Q and (ii) the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”). Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, plans and objectives for future operations, growth or initiatives, expected future economic performance, or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which the Company expects will or may occur in the future, are forward-looking statements that involve risks, uncertainties and other factors which may cause actual results and performance of the Company to differ materially from those expressed or implied by those statements. All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of forward-looking terminology and words such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” or “continue” (or the negative or other derivatives of each of these terms) or similarterminology and expressions.

Although the Company believes that the assumptions underlying any forward-looking statements are reasonable any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements. Factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in the 2006 10-K in Part I, Item 1A thereof, which is incorporated herein by this reference, as well as other factors discussed throughout this document, including, without limitation, in Part II, Item 1A, the factors described under “Critical Accounting Policies and Estimates” on page 16 of this Quarterly Report on Form 10-Q or, from time to time, in the Company’s filings with the SEC, press releases and other communications.

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

General

At the Company’s Annual Meeting of Shareholders held on May 16, 2007, the shareholders approved changing the name of the Company from Greene County Bancshares to Green Bankshares, Inc., to complement the name of the Company’s principal banking subsidiary, GreenBank which was introduced in January 2007. GreenBank has become the name for the Company's banks system-wide.  Previously, the banks operated under 18 distinct names, although under one common Charter.  Management believed that a corresponding change in the Company's corporate identity, to Green Bankshares, Inc., would further strengthen its bank brand and the fundamental conveniences offered by its network of branch offices.  In connection with the name change, Green Bankshares also changed its NASDAQ ticker symbol to GRNB.

At the Annual Meeting, the shareholders also approved the Company’s acquisition of Civitas Bank Group, Inc. (“CVBG”), headquartered in Franklin, Tennessee and the holding company for Cumberland Bank.  That acquisition was completed two days later on May 18, 2007,

Growth and Business Strategy

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

The Bank focuses its lending efforts predominately on individuals and small to medium-sized businesses while it generates deposits primarily from individuals in its local communities. To aid in deposit generation efforts, the Bank offers its customers extended hours of operation during the week as well as on Saturday. During the first quarter of 2007, the Bank initiated Sunday banking hours from 1:00 pm to 4:00 pm. The Bank also offers free online banking and in early 2005 established its High Performance Checking Program which it has generated a significant number of new core transaction accounts.

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

Overview

The Company's results of operations for the three and six months ended June 30, 2007, compared to the same period in 2006, reflected an increase in net interest income due primarily to organic loan growth, higher interest rates in 2007 resulting from the 2006 actions of the Federal Open Market Committee (“FOMC”) and the Company’s continued expansion initiatives, including the CVBG acquisition.  This increase in net interest income was offset, in part, by increases in noninterest expense from the Company’s expansion initiatives.

Reflecting improved credit quality offset in part by strong loan growth, the Company’s provision for loan losses decreased for the six months ended June 30, 2007 by $75 compared to the same period in 2006. The provision for loan loss for the three months ended June 30, 2007 increased by $15 from the same period in 2006, reflecting strong loan growth offset in part by improved credit quality.

At June 30, 2007, the Company had total consolidated assets of $2,927,298, total consolidated deposits of $2,069,749, total consolidated loans, net of unearned interest, of $2,327,149 and total consolidated shareholders' equity of $311,405.  The Company's annualized return on average shareholders' equity for the three and six months ended June 30, 2007 was 11.25% and 11.53%, respectively, and its annualized return on average total assets was 1.21% and 1.23%, respectively. The primary reason for the Company’s increase in total assets, total consolidated deposits, total consolidated loans, net of unearned interest and total shareholders' equity was the completion of the CVBG acquisition in the second quarter of 2007.  The Company expects the Balance Sheet to continue to grow over the remainder of 2007, although at a lesser rate, as a result of its expansion efforts and branch expansion in the Knoxville area, Loudon County, City of Kingsport and City of Johnson City markets.

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

Management continually evaluates the Company’s accounting policies and estimates it uses to prepare the consolidated financial statements.  In general, management’s estimates are based on historical experience, information from regulators and third party professionals and various assumptions that are believed to be reasonable under the existing facts and circumstances.  Actual results could differ from those estimates made by management.

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and the fair value of financial instruments and other accounts.  Based on management’s calculation, an allowance of $32,935, or 1.42%, of total loans, net of unearned interest, was an adequate estimate of losses inherent in the loan portfolio as of June 30, 2007.  This estimate resulted in a provision for loan losses in the income statement of $1,259 and $2,233, respectively, for the three and six months ended June 30, 2007.  If the economic conditions, loan mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

The consolidated financial statements include certain accounting disclosures that require management to make estimates about fair values. Independent third party valuations are used for securities available for sale and securities held to maturity as well as acquisition purchase accounting adjustments. Estimates of fair value are used in the accounting for loans held for sale, goodwill and other intangible assets.  Estimates of fair values are used in disclosures regarding stock compensation, commitments, and the fair values of financial instruments. Fair  values  are  estimated  using  relevant  market information and other assumptions  such  as  interest  rates,  credit risk, prepayments and other factors.  The fair values of financial instruments are subject to change as influenced by market conditions.

The Company and its subsidiaries are parties to various legal and regulatory proceedings and claims incidental to its business. In the opinion of management, however, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company’s consolidated results of operations or financial position. The Company reviews outstanding claims and proceedings internally and with external counsel as necessary to assess probability of loss and for the ability to estimate loss. These assessments are re-evaluated each quarter, or as new information becomes available, to determine whether a reserve should be established or if any existing reserve should be adjusted. The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).

Changes in Results of Operations

Net Income.  Net income for the three months ended June 30, 2007 was $7,086, as compared to $5,483 for the same period in 2006. This increase of $1,603, or 29%, resulted primarily from a $5,160, or 29%, increase in net interest income reflecting higher earning asset volume arising primarily from the CVBG acquisition and organic growth in the loan portfolio. Offsetting this increase was a $4,030, or 32%, increase in total noninterest expense from $12,679 for the three months ended June 30, 2006 to $16,709 for the same period of 2007. This increase is primarily attributable to the increased normal operating costs associated with the CVBG acquisition along with incurring approximately $450 of merger related assimilation costs.

Net income for the six months ended June 30, 2007 was $12,702 compared to $10,579 for the same period in 2006.  The increase of $2,123, or 20%, reflects substantially the same trends that existed during the quarter ended June 30, 2007.

Net Interest Income.  The largest source of earnings for the Company is net interest income, which is the difference between interest income on earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and rates on interest-earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. During the three months ended June 30, 2007, net interest income was $22,933, as compared to $17,773 for the same period in 2006, representing an increase of 29%.

The Company’s average balance for interest-earning assets increased 42% from $1,486,031 for the three months ended June 30, 2006 to $2,117,358 for the three months ended June 30, 2007. The Company experienced a 38% growth in average loan balances from $1,426,984 for the three months ended June 30, 2006 to $1,962,127 for the three months ended June 30, 2007 and a 182% growth in average investment securities balances from $54,571for the three months ended June 30, 2006 to $154,110 for the three months ended June 30, 2007.  The growth in loans and investment securities can be attributed to the CVBG acquisition that took place during the second quarter of 2007 and the continued organic loan growth of the Company.  Please refer to Note 7 of the “Notes to Condensed Consolidated Financial Statements” for more information on interest-earning assets acquired in the CVBG acquisition.

The Company’s average balance for interest-bearing liabilities increased 46% from $1,288,822 for the three months ended June 30, 2006 to $1,878,737 for the three months ended June 30, 2007. The Company experienced a 39% growth in average interest-bearing deposits from $1,130,840 for the three months ended June 30, 2006 to $1,567,701 for the three months ended June 30, 2007. The Company’s CVBG acquisition in the second quarter is the primary reason for the growth in deposits. Please refer to Note 7 of the “Notes to Condensed Consolidated Financial Statements” for more information on interest-bearing liabilities acquired in the CVBG acquisition.

The Company’s yield on loans (the largest component of interest-earning assets) increased by 30 basis points from the second quarter of 2006 to the second quarter of 2007. The increase was primarily a result of the escalating market rates driven by changes enacted by the FOMC during the first and second quarters of 2006:

FOMC Meeting	Beginning		Ending
Date	Rate	Increase	Rate
December 13, 2005	4.00%	0.25%	4.25%
January 31, 2006	4.25%	0.25%	4.50%
March 28, 2006	4.50%	0.25%	4.75%
May 10, 2006	4.75%	0.25%	5.00%
June 29, 2006	5.00%	0.25%	5.25%
August 8, 2006	5.25%	0.00%	5.25%
September 20, 2006	5.25%	0.00%	5.25%
October 25, 2006	5.25%	0.00%	5.25%
December 12, 2006	5.25%	0.00%	5.25%
January 31, 2007	5.25%	0.00%	5.25%
March 21, 2007	5.25%	0.00%	5.25%
May 9, 2007	5.25%	0.00%	5.25%
June 28, 2007	5.25%	0.00%	5.25%

The Company’s cost of interest-bearing liabilities increased by 68 basis points from the second quarter ended June 30, 2006 to the second quarter ended June 30, 2007. The cost of raising deposits and other borrowed funds were influenced by both local market conditions as well as FOMC actions as well as the higher cost interest-bearing liabilities assumed in the CVBG acquisition.  Management believes that these costs were prudently managed during this volatile interest rate cycle.

For the six months ended June 30, 2007, net interest income increased by $6,795, or 19%, to $41,754 from $34,959 for the same period in 2006, and the same trends outlined above with respect to the three months ended June 30, 2007 were observed.

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

	Three Months Ended
	June 30,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans(1)	$1,962,127	$39,681	8.11%	$1,426,984	$27,781	7.81%
Investment securities	154,110	2,090	5.44%	54,571	649	4.77%
Other short-term investments	1,121	12	4.29%	4,476	59	5.29%
Fully taxable equivalent adjustment (2)		114			38
Total interest-earning assets	$2,117,358	$41,897	7.94%	$1,486,031	$28,527	7.70%
Noninterest earning assets	230,119			146,520
Total assets	$2,347,477			$1,632,551

Interest-bearing liabilities:
Deposits:
Interest checking, savings and money market	$693,235	$4,865	2.81%	$505,383	$2,680	2.13%
Time deposits	874,466	10,147	4.65%	625,457	5,967	3.83%
Total interest-bearing deposits	$1,567,701	$15,012	3.84%	$1,130,840	$8,647	3.07%
Securities sold under repurchase agreements and short-term borrowings	67,307	768	4.58%	34,783	397	4.58%
Notes payable	192,668	2,352	4.90%	109,796	1,414	5.17%
Subordinated debentures(3)	51,061	718	5.64%	13,403	258	7.72%
Total interest-bearing liabilities	$1,878,7.37	$18,850	4.02%	$1,288,822	$10,716	3.34%
Noninterest bearing liabilities:
Demand deposits	180,185			148,937
Other liabilities	36,566			18,396
Total noninterest bearing liabilities	216,751			167,333
Total liabilities	2,095,488			1,456,155
Shareholders’ equity	251,989			176,396
Total liabilities and shareholders’ equity	$2,347,477			$1,632,551

Net interest income		$23,047			$17,811

Interest rate spread			3.91%			4.36%

Net yield on interest-earning assets			4.37%			4.81%

1 Average loan balances included nonaccrual loans.  Interest income collected on nonaccrual loans has been included.

2 Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

3The interest expense and average interest rates paid on the Subordinated Debentures for the three and six month periods ending June 30, 2007 should have been $938 and $1,206 and 7.37% and 7.53%, respectively.  The impact of this timing difference on the 2007 second quarter and six month results was deemed immaterial to the overall financial statements.

	Six Months Ended
	June 30,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans(1)	$1,768,459	$71,596	8.16%	$1,409,788	$53,881	7.71%
Investment securities	103,176	2,798	5.47%	55,503	1,280	4.65%
Other short-term investments	1,189	27	4.58%	3,928	95	4.88%
Fully taxable equivalent adjustment (2)		146			77
Total interest-earning assets	$1,872,824	$74,567	8.03%	$1,469,219	$55,333	7.59%
Noninterest earning assets	191,240			146,829
Total assets	$2,064,064			$1,616,048

Interest-bearing liabilities:
Deposits:
Interest checking, savings and money market	$617,363	$8,411	2.75%	$513,060	$5,256	2.07%
Time deposits	774,411	17,754	4.62%	625,750	11,433	3.68%
Total interest-bearing deposits	$1,391,774	$26,165	3.79%	$1,138,810	$16,689	2.96%
Securities sold under repurchase agreements and short-term borrowings	46,696	1,054	4.55%	28,267	604	4.31%
Notes payable	182,346	4,462	4.94%	99,071	2,504	5.10%
Subordinated debentures(3)	32,336	986	6.15%	13,403	500	7.52%
Total interest-bearing liabilities	$1,653,152	$32,667	3.98%	$1,279,551	$20,297	3.20%
Noninterest bearing liabilities:
Demand deposits	162,782			144,515
Other liabilities	27,820			17,856
Total noninterest bearing liabilities	190,602			162,371
Total liabilities	1,843,754			1,441,922
Shareholders’ equity	220,310			174,126
Total liabilities and shareholders’ equity	$2,064,064			$1,616,048

Net interest income		$41,900			$34,949

Interest rate spread			4.04%			4.38%

Net yield on interest-earning assets			4.51%			4.80%

1 Average loan balances included nonaccrual loans.  Interest income collected on nonaccrual loans has been included.

2 Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

3The interest expense and average interest rates paid on the Subordinated Debentures for the three and six month periods ending June 30, 2007 should have been $938 and $1,206 and 7.37% and 7.53%, respectively.  The impact of this timing difference on the 2007 second quarter and six month results was deemed immaterial to the overall financial statements.

Provision for Loan Losses.  During the three and six months ended June 30, 2007, loan charge-offs were $755 and $1,412, respectively and recoveries of charged-off loans were $477 and $790, respectively. The Company’s provision for loan losses increased by $15, or 1%, to $1,259 for the three months ended June 30, 2007, as compared to $1,244 for the same period in 2006.  For the six months ended June 30, 2007 the provision decreased $75, or 3%, to $2,233 from $2,308 for the six months ended June 30, 2006.  The Company’s allowance for loan losses increased by $10,633 to $32,935 at June 30, 2007 from $22,302 at December 31, 2006, the primary reason for the increase being the acquired allowance for loan losses of $9,022 from the CVBG acquisition.  The ratio of the allowance for loan losses to total loans, net of unearned interest, remained relatively constant at 1.42% at June 30, 2007 compared to 1.45% and 1.45% at December 31, 2006 and June 30, 2006, respectively.  As of June 30, 2007, indicators of credit quality, as discussed below, have improved compared to December 31, 2006 and June 30, 2006. Management continually evaluates the Company’s credit policies and procedures for effective risks and controls management.  The Company’s trend in asset quality improvement is attributable to maintaining strong underwriting policies and management controls in a highly competitive market environment.  The ratio of allowance for loan losses to nonperforming loans was 674.48%, 635.93% and 426.84% at June 30, 2007, December 31, 2006 and June 30, 2006, respectively, and the ratio of nonperforming assets to total assets was 0.20%, 0.29% and 0.47% at June 30, 2007, December 31, 2006 and June 30, 2006, respectively. The ratio of nonperforming loans to total loans, net of unearned interest, was 0.21%, 0.23% and 0.34% at June 30, 2007, December 31, 2006 and June 30, 2006, respectively.  Within the Bank, the Company’s largest subsidiary, the ratio of nonperforming assets to total assets was 0.17%, 0.24% and 0.43% at June 30, 2007, December 31, 2006 and June 30, 2006, respectively.

The Company’s year-to-date (“YTD”) net charge-offs as a percentage of average loans improved from 0.09% for the three months ended June 30, 2006 to 0.04% for the three months ended June 30, 2007.  Net charge-offs as a percentage of average loans were 0.20% for the year ended December 31, 2006.  Within the Bank, YTD net charge-offs as a percentage of average loans decreased from 0.06% for the three months ended June 30, 2006 to 0.01% for the same period in 2007. Net charge-offs within the Bank as a percentage of average loans were 0.14% for the year ended December 31, 2006.  YTD net charge-offs in Superior Financial for the six months ended June 30, 2007 were $49 compared to actual net charge-offs of $159 for the year ended December 31, 2006. YTD net charge-offs in GCB Acceptance for the six months ended June 30, 2007 were $448 compared to actual net charge-offs of $744 for the year ended December 31, 2006.

Although credit quality trends continue to improve, management continually evaluates the existing portfolio in light of loan concentrations, current general economic conditions and economic trends.  Based upon these evaluations, which all strongly suggest an economic slowdown occurring in late 2007 and further based on the Company's allowance for loan loss calculation and review of the loan portfolio, management believes the allowance for loan losses is adequate at June 30, 2007.  Management anticipates that the provision for loan losses during the third quarter of 2007 will be consistent with the first six months of 2007 and also anticipates that the provision for loan losses for the entire year of 2007 may be less than the provision for 2006 if indicators of credit quality remain stabilized.  However, the provision for loan losses could increase for the entire year of 2007, as compared to 2006, if the Company’s loan growth continues at the rate experienced through the six months ended June 30, 2007.

Noninterest Income.  Fee income, unrelated to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important component to the Company’s total revenue stream.

Total noninterest income for the three and six months ended June 30, 2007 was $6,483 and $11,882 as compared to $5,028 and $9,783 for the same periods in 2006. Service charges, commissions and fees remain the largest component of total noninterest income and increased from $4,001 and $7,322 for the three and six months, respectively, ended June 30, 2006 to $5,395 and $9,684, respectively, for the same periods in 2007.  This increase primarily reflects additional service charges and NSF fees from deposit-related products stemming primarily from the continued increased volume as a result of the Bank’s High Performance Checking Program introduced in the first quarter of 2005.  The Company believes that noninterest income will continue to improve over the remainder of 2007 when compared to prior comparable periods as a result of the increase in net new checking accounts opened  resulting from the Bank’s High Performance Checking Program and the CVBG acquisition. The Company will begin introducing the High Performance Checking product in the Cumberland Region during the third quarter of this year with anticipated growth occurring during the latter part of the fourth quarter of 2007. In addition, other noninterest income increased by $61 to $1,088 for the three months ended June 30, 2007 from $1,027 for the same period in 2006. For the six month period ended June 30, 2007 other noninterest income decreased by $353 to $2,198 from $2,551 for the same period in 2006.  The reduction is primarily a result of decreased dividends from an insurance provider.

Noninterest Expense.  Control of noninterest expense is a critical aspect in enhancing income. Noninterest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total noninterest expense was $16,709 and $30,751 for the three and six months ended June 30, 2007 compared to $12,679 and $25,385 for the same periods in 2006. The $4,030, or 32%, increase in total noninterest expense for the three months ended June 30, 2007 compared to the same period of 2006 principally reflects increases in all expense categories primarily as a result of layering-on the normal operating costs associated with the acquisition of CVBG and increased personnel costs for additional staffing related to loan production initiatives. Noninterest expenses were also impacted by the assimilation costs of $450 incurred relating to the CVGB acquisition.

Similarly, the $5,366 or 21%, increase in total noninterest expense for the six months ended June 30, 2007 compared to the same period in 2006 reflects substantially the same trends that existed during the quarter ended June 30, 2007.

Personnel costs are the primary element of the Company's noninterest expenses. For the three and six months ended June 30, 2007, salaries and benefits represented $8,472, or 51%, and $15,930, or 52%, respectively, of total noninterest expense. This was an increase of $2,206, or 35%, and $3,273, or 26%, respectively, from the $6,266 and $12,657 for the three and six months ended June 30, 2006.  Including Bank branches and non-bank office locations, the Company had 73 locations at June 30, 2007, as compared to 60 at December 31, 2006 and June 30, 2006, and the number of full-time equivalent employees increased 25% from 609 at June 30, 2006 to 739 at June 30, 2007.  These increases in personnel costs, number of branches and employees are primarily the result of the CVBG acquisition.  The personnel cost compared to prior periods will increase for the remainder of 2007 as a result of the CVBG acquisition.

The Company’s efficiency ratio was slightly up from 56.74% at June 30, 2006 to 57.33% at June 30, 2007. The increase is primarily attributable to the CVBG acquisition during the second quarter of 2007.  The efficiency ratio illustrates how much it cost the Company to generate revenue; for example, it cost the Company 57.33 cents to generate one dollar of revenue for the six months ended June 30, 2007.

Income Taxes.  The effective income tax rate for the three and six months ended June 30, 2007 was 38.10% and 38.50%, respectively, compared to 38.24% and 37.95% for the same periods in 2006.

Changes in Financial Condition

Total assets at June 30, 2007 were $2,927,298, an increase of $1,154,644, or 65%, from total assets of $1,772,654 at December 31, 2006. The increase in assets was primarily reflective of the $787,520, or 51%, increase in loans, net of unearned interest and the $205,142, or 544%, increase in securities available for sale. The primary component of these increases stemmed from the CVBG acquisition, which resulted in an increase in total assets, loans, net of unearned interest and investments, in the approximate amounts of $896,000, $628,000 and $200,000, respectively.  Absent the CVBG acquisition, total assets and loans, net of unearned interest, would have increased approximately $258,644 and $152,848, respectively.

At June 30, 2007, loans, net of unearned interest, were $2,327,149 compared to $1,539,629 at December 31, 2006, an increase of $787,520, or 51%, from December 31, 2006. The increase in loans during the first six months of 2007 primarily reflects an increase from loans acquired in the CVBG acquisitions and  organic growth in commercial real estate loans and commercial loans.

Non-performing loans include non-accrual loans and loans 90 or more days past due. All loans that are 90 days past due are considered non-accrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Non-accrual loans that are 120 days past due without assurance of repayment are charged off against the allowance for loan losses. Nonaccrual loans and loans past due 90 days and still accruing increased by $1,376 or 39%, during the six months ended June 30, 2007 to $4,883 from $3,507 at December 31, 2006.  This increase is attributable to the CVBG acquisition.   At June 30, 2007, the ratio of the Company’s allowance for loan losses to non-performing loans (which include non-accrual loans) was 674.48%.

The Company maintains an investment portfolio to provide liquidity and earnings. Investments at June 30, 2007 with an amortized cost of $248,783 had a market value of $244,229. At year-end 2006, investments with an amortized cost of $40,494 had a market value of $40,284. The increase in investments from December 31, 2006 to June 30, 2007 results primarily from the CVBG acquisition.

Liquidity and Capital Resources

    Liquidity.  Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company's liquid assets include cash and due from banks, federal funds sold, investment securities and loans held for sale. Including securities pledged to collateralize municipal deposits, these assets represented 13% of the total liquidity base at June 30, 2007, as compared to 8% at December 31, 2006. The liquidity base is generally defined to include deposits, repurchase agreements, notes payable and subordinated debentures.  The Company maintains borrowing availability with the Federal Home Loan Bank of Cincinnati (“FHLB”), which was fully utilized at June 30, 2007 in order to better optimize its funding costs.  The Company also maintains federal funds lines of credit totaling $166,000 at eight correspondent banks, of which $124,138 was available at June 30, 2007. The Company believes it has sufficient liquidity to satisfy its current operating needs.

For the six months ended June 30, 2007, operating activities of the Company provided $31,215 of cash flows. Net income of $12,702 comprised a substantial portion of the cash generated from operations.  Cash flows from operating activities were also positively affected by various non-cash items, including (i) $2,233 in provision for loan losses, (ii) $2,416 of depreciation and amortization, (iii) $18,126 increase in accrued interest payable and other liabilities.  The increase in accrued interest payable and other liabilities relates to the timing of several sizable bank official checks disbursed for loans that had not cleared through the Bank as of June 30, 2007.  These checks cleared within a couple days after the June 30, 2007 quarter-end.  This was offset in part by a decrease of $2,996 in deferred tax benefit. In addition, the cash flows provided by the proceeds from sales of mortgage loans exceeded the cash flows used by the originations of mortgage loans held for sale by $292.

The Company’s net increase in loans used $152,845 in cash flows and was the primary component of the $189,713 in net cash used in investing activities for the six months ended June 30, 2007. In addition, the Company used $24,548 of net cash in the CVBG acquisition and purchased $23,682 in investment securities available for sale. This was offset by (i) $1,262 in proceeds from the sale of investments securities available for sale (ii) $13,106 in proceeds from the maturities of investment securities available for sale (iii) $496 in proceeds from the sale of securities held to maturity, and (iv) $690 in proceeds from the maturities of securities held to maturity. Purchases of fixed asset additions, net of proceeds from sale of other real estate, used $3,373 in cash flows.

 Proceeds from FHLB advances and notes payable of $114,200, proceeds from the issuance of subordinated debentures of $57,732 in connection with the CVBG acquisition and the net increase in deposits of $38,157 were the primary sources of cash flows used in financing activities.  These were offset, in part, by repayments of FHLB advances and notes payable of $35,790.  In addition, dividends paid in the amount of $2,957 further reduced the total net cash used in financing activities.

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

On May 16, 2007, the Company issued $57,732 of subordinated debentures, as part of a privately placed pool of trust preferred securities.  The securities, due in 2037, bear interest at a floating rate of 1.65% above the three-month LIBOR rate, reset quarterly, and are callable in five years from the date of issuance without penalty.  The Company used the proceeds of the offering to support its acquisition of CVBG, and the capital raised from the offering qualifies as Tier 1 capital for regulatory purposes.

Shareholders’ equity on June 30, 2007 was $311,405, an increase of $126,934, or 69%, from $184,471 on December 31, 2006. The increase in shareholders’ equity primarily reflected the issuance of common stock associated with the CVBG acquisition and net income for the six months ended June 30, 2007 of $12,702 ($1.19 per share, assuming dilution). This increase was offset in part by quarterly dividend payments during the six months ended June 30, 2007 totaling $2,957 ($0.26 per share) and the cumulative change of $2,688 in unrealized losses, net of reclassification and taxes, on available for sale securities.  The cumulative change in the unrealized losses was primarily driven by a downturn in the Mortgage Backed Securities market led by the securities backed by Sub-Prime mortgages; although, we do not hold such securities the market value for Prime based securities was affected and a moderate recovery of this unrealized loss is expected.

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

Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (“FRB”) and the Federal Deposit Insurance Corporation (the “FDIC”) require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items.  Under the guidelines, one of four risk weights is applied to the different on-balance sheet items.  Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of common equity, retained earnings, and a limited amount of qualifying perpetual preferred stock and trust preferred securities, net of goodwill and other intangible assets and accumulated other comprehensive income).  These guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. At June 30, 2007, the Bank and the Company each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements.  The table below sets forth the capital position of the Bank and the Company at June 30, 2007.

	Required Minimum Ratio	Required to be Well Capitalized	Bank	Company
Tier 1 risk-based capital	4.00%	6.00%	9.61%	10.14%
Total risk-based capital	8.00%	10.00%	10.86%	11.39%
Leverage Ratio	4.00%	5.00%	10.47%	11.06%

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

Off-Balance Sheet Arrangements

At June 30, 2007, the Company had outstanding unused lines of credit and standby letters of credit totaling $793,218 and unfunded loan commitments outstanding of $121,390. Because these commitments generally have fixed expiration dates and most will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or, on a short-term basis, to borrow any then available amounts from the FHLB and/or purchase Federal funds from other financial institutions.  At June 30, 2007, the Company had accommodations with upstream correspondent banks for unsecured Federal funds lines.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.  The following table presents additional information about the Company’s off-balance sheet commitments as of June 30, 2007, which by their terms have contractual maturity dates subsequent to June 30, 2007:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Commitments to make loans – fixed	$30,958	$-	$-	$-	$30,958
Commitments to make loans – variable.	90,432	-	-	-	90,432
Unused lines of credit	450,228	153,988	26,401	113,608	744,225
Letters of credit	40,916	6,223	1,854	-	48,993
Total	$612,534	$160,211	$28,255	$113,608	$914,608

Disclosure of Contractual Obligations

In the ordinary course of operations, the Company enters into certain contractual obligations.  Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment.  The following table summarizes the Company’s significant fixed and determinable contractual obligations as of June 30, 2007:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Certificates of deposits	$951,076	$115,990	$8,489	$4,793	$1,080,348
Federal funds purchased and repurchase agreements	125,460	-	-	-	125,460
FHLB advances and notes payable	133,923	55,305	37,882	60,873	287,983
Subordinated debentures	-	-	-	88,662	88,662
Operating lease obligations	1,137	1,064	568	525	3,294
Deferred compensation	1,985	-	-	1,453	3,438
Unrecognized tax benefits	475	-	-	-	475
Purchase obligations	483	-	-	-	483
Total	$1,214,539	$172,359	$46,939	$156,306	$1,590,143

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

Effect of New Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB Interpretation No. 48 is effective for fiscal years beginning after December 31, 2006. The Company adopted Interpretation No. 48 effective January 1, 2007, resulting in a beginning retained earnings adjustment in the amount of $800.  See Note 6 in the Notes to Condensed Consolidated Financial Statements for further information regarding the adoption of this standard.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“Statement 157”).  Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 does not require any new fair value measurements, but clarifies and standardizes some divergent practices that have emerged since prior guidance was issued.  Statement 157 will become effective on January 1, 2008.  The Company does not anticipate a material impact on the consolidated financial statements.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). as of the end of the period covered by this report.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the Company's disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

Internal Control Over Financial Reporting

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

In accordance with the Instruction to Part II of Form 10-Q, the Company has omitted references to all Items in Part II of this Quarterly Report on form 10-Q that are not applicable.

Item 1A.    Risk Factors

With two exceptions, there have been no material changes from our risk factors previously disclosed in “Item 1A. Risk Factors” of the 2006 10-K,   Those changes relate to two additional risks following the acquisition of CVBG.  Investors should refer to the information under “The Combined Company Will Incur Significant Transaction and Merger-Related Costs in Connection With the Merger” and “Greene County May Not Be Able To Successfully Integrate Civitas or To Realize the Anticipated Benefits of the Merger” under “Risk Factors” in the Company’s Registration Statement on Form S-4 and related prospectus/joint proxy statement filed with the SEC on April 20, 2007, which is incorporated herein by this reference.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)
The annual meeting of shareholders (the “Annual Meeting”) of the Company was held on May 16, 2007.  In addition to the election of directors, the proposals described in section “(c)” below were considered by shareholders at the Annual Meeting.

(b)
Proxies for the Annual Meeting were solicited in accordance with Regulation 14 of the Exchange Act; there was no solicitation in opposition to management’s nominees and all of management’s nominees were elected. Each director is elected to serve for a 3-year term and until his or her successor is elected and qualified.  Accordingly, in section “(c)” below, the Company has reported the voting results only with respect to those directors who were voted on at the Annual Meeting.

(c)	The following sets forth the results of voting on each matter at the Annual Meeting:

Proposal 1 – To approve the Company’s merger with Civitas Bankgroup, Inc.

Votes	Votes		Broker
For	Against	Abstentions	Non-Votes
6,576,527	49,414	65,899	803,613

Proposal 2 – Election of directors
	Votes	Votes
	For	Withheld
Phil M. Bachman	6,856,741	634,111
Robert K. Leonard	7,325,512	165,340
Terry Leonard	7,083,920	406,932
Ronald Mayberry	7,287,857	202,995
Kenneth Vaught	7,289,369	198,483

Proposal 3 – To approve the selection of Dixon Hughes PLLC as the Company’s independent registered public accounting firm for 2007

Votes	Votes		Broker
For	Against	Abstentions	Non-Votes
7,385,580	26,461	79,412	4,000

Proposal 4 – To amend the Company’s charter to increase the number of authorized shares

Votes	Votes		Broker
For	Against	Abstentions	Non-Votes
6,454,815	159,372	75,048	806,218

Proposal 5 – To amend the Company’s charter to change the Company’s corporate name

Votes	Votes		Broker
For	Against	Abstentions	Non-Votes
7,215,595	203,542	71,715	4,601

Proposal 6 – To approve the adjournment of the Annual Meeting, if necessary

Votes	Votes		Broker
For	Against	Abstentions	Non-Votes
5,826,193	1,536,285	130,374	2,601

Item 5.	Other Information

On May 14, 2007, the Company formed GreenBank Capital Trust I (“GB Trust I”).  On May 16, 2007, GB Trust I issued $56 million of variable rate trust preferred securities as part of a pooled offering of such securities.  In connection with the offering of the trust preferred securities by GB Trust I, the Company guaranteed the obligations of GB Trust I under the trust preferred securities and also issued $57,732,000 in principal amount subordinated debentures to the GB Trust I in exchange for the proceeds of the offering of trust preferred securities by GB Trust I.  The debentures represent the sole asset of GB Trust I.  The debentures pay interest quarterly at the three-month LIBOR plus 1.65% adjusted quarterly (7.01% at June 30, 2007).  The Company may redeem the subordinated debentures, in whole or in part, beginning June 2012 at a price of 100% of face value.  The subordinated debentures must be redeemed no later than 2037.  Reference is here made to the Amended and Restated Trust Agreement of GreenBank Capital Trust I dated as of May 16, 2007 by and among the Company, as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and the Administrative Trustees named therein filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and to the Junior Subordinated Indenture dated as of May 16, 2007 between the Company and Wilmington Trust Company, as Trustee filed as Exhibit 10.4 to this Quarterly Report on 10-Q.

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

Green Bankshares, Inc.
Registrant

Date: August 8, 2007
By	/s/ James E. Adams
James E. Adams
Executive Vice President, Chief Financial
Officer and Assistant Secretary

EXHIBIT INDEX

Exhibit No.Description

3.1	Charter (as amended to date)

10.1
Amended and Restated Trust Agreement of GreenBank Capital Trust I (“GB Trust I”) dated as of May 16, 2007 by and among the Greene County Bancshares, Inc., as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and the Administrative Trustees named therein (the “GB Capital Trust Agreement”)

10.2	Form of Certificate for Common Securities of GB Trust I included as Exhibit B to the GB Capital Trust Agreement

10.3	Form of Certificate for Preferred Securities of GB Trust I included as Exhibit C to the GB Capital Trust Agreement

10.4
Junior Subordinated Indenture dated as of May 16, 2007 between the Company and Wilmington Trust Company, as Trustee included as Exhibit D to the GB Capital Trust Agreement (the “Junior Subordinated Indenture”)

10.5	Form of Certificate for $57,732,000 Note issued pursuant to the Junior Subordinated Indenture included as Sections 2.1 and 2.2 to the Junior Subordinated Indenture

10.6	Guarantee Agreement dated as of May 16, 2007 between Greene County Bancshares, Inc., as Guarantor and Wilmington Trust Company, as Guarantee Trustee

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002