Form 10-Q
period 2007-09-30
GREEN BANKSHARES, INC.
filed 2007-11-07
CIK 764402

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-14289

GREEN BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1222567 (I.R.S. Employer Identification No.)
100 North Main Street, Greeneville, Tennessee (Address of principal executive offices)	37743-4992 (Zip Code)

Registrant's telephone number, including area code:    (423) 639-5111

N/A
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒ NO ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    YES ☐ NO ☒

        As of November 7, 2007, the number of shares outstanding of the issuer's common stock was: 12,924,529.

PART 1—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

        The unaudited condensed consolidated financial statements of Green Bankshares, Inc. and its wholly owned subsidiaries are as follows:

Condensed Consolidated Balance Sheets—September 30, 2007 and December 31, 2006.
Condensed Consolidated Statements of Income and Comprehensive Income—For the three and nine months ended September 30, 2007 and 2006.
Condensed Consolidated Statement of Changes in Shareholders' Equity—For the nine months ended September 30, 2007.
Condensed Consolidated Statements of Cash Flows—For the nine months ended September 30, 2007 and 2006.
Notes to Condensed Consolidated Financial Statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006
(Amounts in thousands, except share and per share data)

	September 30, 2007	December 31, 2006*
	(Unaudited)
ASSETS
Cash and due from banks	$61,090	$44,657
Federal funds sold and other	40,008	25,983
Securities available for sale	237,907	37,740
Securities held to maturity (with a market value of $1,339 and $2,544)	1,358	2,545
FHLB, Bankers Bank and other stock, at cost	11,759	7,055
Loans held for sale	5,662	1,772
Loans, net of unearned income	2,326,990	1,539,629
Allowance for loan losses	(33,703)	(22,302)
Premises and equipment, net	82,641	57,258
Goodwill and other intangible assets	161,402	38,540
Other assets	60,633	39,777

Total assets	$2,955,747	$1,772,654

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits	$2,026,665	$1,332,505
Federal funds purchased	41,800	20,000
Repurchase agreements	108,375	22,165
FHLB advances and notes payable	334,103	177,571
Subordinated debentures	88,662	13,403
Accrued interest payable and other liabilities	34,968	22,539

Total liabilities	2,634,573	1,588,183

Shareholders' equity
Common stock: $2 par, 20,000,000 shares authorized, 12,924,529 and 9,810,867 shares outstanding	25,850	19,622
Additional paid-in capital	184,959	71,828
Retained earnings	110,929	93,150
Accumulated other comprehensive loss	(564)	(129)

Total shareholders' equity	321,174	184,471

Total liabilities and shareholders' equity	$2,955,747	$1,772,654

*
This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet, as filed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three and Nine Months Ended September 30, 2007 and 2006
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Interest income
Interest and fees on loans	$48,630	$29,600	$120,226	$83,481
Investment securities	3,642	752	6,440	2,032
Federal funds sold and other	22	15	49	110

	52,294	30,367	126,715	85,623

Interest expense
Deposits	17,812	8,828	43,977	25,517
Borrowings	7,189	3,009	13,691	6,617

	25,001	11,837	57,668	32,134

Net interest income	27,293	18,530	69,047	53,489
Provision for loan losses	1,444	1,661	3,677	3,969

Net interest income after provision for loan losses	25,849	16,869	65,370	49,520

Noninterest income
Service charges and fees	6,418	4,125	16,102	11,357
Other	1,270	1,066	3,468	3,617

	7,688	5,191	19,570	14,974

Noninterest expense
Salaries and employee benefits	9,753	6,768	25,683	19,425
Occupancy and furniture and equipment expense	2,852	2,046	7,574	6,155
Other	6,405	4,322	16,504	12,941

	19,010	13,136	49,761	38,521

Income before income taxes	14,527	8,924	35,179	25,973
Provision for income taxes	5,613	3,415	13,563	9,885

Net income	$8,914	$5,509	$21,616	$16,088

Comprehensive Income	$11,167	$5,672	$21,181	$16,259

Per share of common stock:
Basic earnings	$0.69	$0.56	$1.90	$1.65

Diluted earnings	0.69	0.56	1.89	1.63

Dividends	0.13	0.12	0.39	0.36

Weighted average shares outstanding:
Basic	12,921,240	9,790,058	11,362,422	9,782,255

Diluted	13,008,733	9,900,396	11,455,389	9,893,417

See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2007
(Amounts in thousands, except share and per share data)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Retained Earnings		Total Shareholders' Equity
	Shares	Amount
	(Unaudited)
Balance, December 31, 2006	9,810,867	$19,622	$71,828	$93,150	$(129)	$184,471
Common stock transactions:
Issuance of shares in acquisition	3,091,495	6,183	112,292	—	—	118,475
Exercise of shares under stock option plan	28,284	57	563	—	—	620
Common stock exchanged for exercised stock options	(6,117)	(12)	(201)	—	—	(213)
Stock-based compensation	—	—	351	—	—	351
Stock option tax benefit	—	—	126	—	—	126
Implementation of FIN 48	—	—	—	800	—	800
Dividends paid ($.39 per share)	—	—	—	(4,637)	—	(4,637)
Comprehensive income:
Net income	—	—	—	21,616	—	21,616
Change in unrealized gains (losses), net of reclassification and taxes	—	—	—	—	(435)	(435)

Total comprehensive income						21,181

Balance, September 30, 2007	12,924,529	$25,850	$184,959	$110,929	$(564)	$321,174

See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(Amounts in thousands, except share and per share data)

	September 30, 2007	September 30, 2006
	(Unaudited)
Cash flows from operating activities
Net income	$21,616	$16,088
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	3,677	3,969
Depreciation and amortization	4,073	3,105
Security amortization and accretion, net	(391)	(25)
Loss on sale of securities	42	8
FHLB stock dividends	—	(250)
Net gain on sale of mortgage loans	(891)	(583)
Originations of mortgage loans held for sale	(57,424)	(45,459)
Proceeds from sales of mortgage loans	63,067	46,534
Increase in cash surrender value of life insurance	(675)	(575)
Net losses from sales of fixed assets	77	1
Stock compensation expense	351	265
Net gain on other real estate and repossessed assets	(153)	(129)
Deferred tax benefit	(3,078)	(1,391)
Net changes:
Other assets	(2,903)	(1,477)
Accrued interest payable and other liabilities	9,014	(1,306)

Net cash provided from operating activities	36,402	18,775
Cash flows from investing activities
Purchase of securities available for sale	(23,682)	(7,943)
Proceeds from sale of securities available for sale	2,230	1,100
Proceeds from maturities of securities held for sale	21,015	12,862
Proceeds from sale of securities held to maturity	496	—
Proceeds from maturities of securities held to maturity	690	690
Purchase of life insurance	—	(41)
Purchase of FHLB stock	(1,741)	—
Net change in loans	(159,902)	(120,011)
Acquisition, net of cash received	(24,578)	—
Proceeds from sale of other real estate	3,264	3,944
Improvements to other real estate	—	(47)
Proceeds from sale of fixed assets	14	38
Premises and equipment expenditures	(9,702)	(6,473)

Net cash used in investing activities	(191,896)	(115,881)
Cash flows from financing activities
Net change in deposits	(4,928)	(53,068)
Net change in federal funds purchased and repurchase agreements	12,720	80,103
Tax benefit resulting from stock options	126	—
Proceeds from FHLB advances and notes payable	160,416	304,270
Proceeds from subordinated debentures	57,732	—
Repayments of FHLB advances and notes payable	(35,884)	(236,358)
Dividends paid	(4,637)	(3,523)
Proceeds from issuance of common stock	407	637

Net cash provided from financing activities	185,952	92,061

Net change in cash and cash equivalents	30,458	(5,045)
Cash and cash equivalents, beginning of year	70,640	74,523

Cash and cash equivalents, end of period	$101,098	$69,478

Supplemental disclosures—cash and noncash
Interest paid	$52,467	$31,825
Income taxes paid	13,015	10,003
Loans converted to other real estate	3,199	4,148
Unrealized gain (loss) on available for sale securities, net of tax	(435)	171

See notes to condensed consolidated financial statements.GREEN BANKSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
Unaudited
(Amounts in thousands, except share and per share data)

NOTE 1—PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements of Green Bankshares, Inc. (the "Company") and its wholly owned subsidiary, GreenBank (the "Bank"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Certain amounts from prior period financial statements have been reclassified to conform to the current year's presentation.

NOTE 2—Loans

Loans at September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006
Commercial	$318,726	$258,998
Commercial real estate	1,521,440	921,190
Residential real estate	400,719	281,629
Consumer	98,214	87,111
Other	1,761	2,203
Unearned income	(13,870)	(11,502)

Loans, net of unearned income	$2,326,990	$1,539,629

Allowance for loan losses	$(33,703)	$(22,302)

Transactions in the allowance for loan losses and certain information about nonaccrual loans and loans 90 days past due but still accruing interest for the nine months ended September 30, 2007 and twelve months ended December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006
Balance at beginning of year	$22,302	$19,739
Add (deduct):
Reserve of acquired Bank	9,022	—
Provision for loan losses	3,677	5,507
Loans charged off	(2,798)	(4,357)
Recoveries of loans charged off	1,500	1,413

Ending balance	$33,703	$22,302

	September 30, 2007	December 31, 2006
Loans past due 90 days still on accrual	$168	$28
Nonaccrual loans	5,870	3,479

Total	$6,038	$3,507

NOTE 3—EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Stock options are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the three and nine month periods ended September 30, 2007, 44,910 options are excluded from the effect of dilutive securities because they are anti-dilutive. For the three and nine month periods ended September 30, 2006 all options are included because the fair market value of the options exceeded the exercise price.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007		2006
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
Basic EPS
Income available to common shareholders	$8,914	12,921,240	$5,509	9,790,058
Effect of dilutive securities
Stock options outstanding	—	87,493	—	110,338

Diluted EPS
Income available to common shareholders plus assumed conversions	$8,914	13,008,733	$5,509	9,900,396

	Nine Months Ended September 30,
	2007		2006
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
Basic EPS
Income available to common shareholders	$21,616	11,362,422	$16,088	9,782,255
Effect of dilutive securities
Stock options outstanding	—	92,967	—	111,162

Diluted EPS
Income available to common shareholders plus assumed conversions	$21,616	11,455,389	$16,088	9,893,417

NOTE 4—SEGMENT INFORMATION

The Company's operating segments include banking, mortgage banking, consumer finance, automobile lending and title insurance. The reportable segments are determined by the products and services offered, and internal reporting. Loans, investments and deposits provide the revenues in the banking operation; loans and fees provide the revenues in consumer finance, mortgage banking and insurance commissions provide revenues for the title insurance company. Consumer finance, automobile lending and title insurance do not meet the quantitative threshold on an individual basis, and are therefore shown below in "Other Segments". Mortgage banking operations are included in "Bank". All operations are domestic.

        Segment performance is evaluated using net interest income and noninterest income. Income taxes are allocated based on income before income taxes, and indirect expenses (includes management fees)

are allocated based on time spent for each segment. Transactions among segments are made at fair value. Information reported internally for performance assessment follows.

Three months ended September 30, 2007	Bank	Other Segments	Holding Company	Eliminations	Totals
Net interest income (expense)	$27,454	$1,710	$(1,871)	$—	$27,293
Provision for loan losses	961	483	—	—	1,444
Noninterest income	7,311	624	56	(303)	7,688
Noninterest expense	17,836	1,239	238	(303)	19,010
Income tax expense (benefit)	6,154	241	(782)	—	5,613

Segment profit	$9,814	$371	$(1,271)	$—	$8,914

Segment assets at September 30, 2007	$2,905,571	$37,517	$12,659	$—	$2,955,747

Three months ended September 30, 2006	Bank	Other Segments	Holding Company	Eliminations	Totals
Net interest income (expense)	$17,423	$1,400	$(293)	$—	$18,530
Provision for loan losses	1,347	314	—	—	1,661
Noninterest income	4,681	689	47	(226)	5,191
Noninterest expense	11,995	1,205	162	(226)	13,136
Income tax expense (benefit)	3,370	223	(178)	—	3,415

Segment profit	$5,392	$347	$(230)	$—	$5,509

Segment assets at September 30, 2006	$1,689,896	$32,872	$4,500	$—	$1,727,268

Nine months ended September 30, 2007	Bank	Other Segments	Holding Company	Eliminations	Totals
Net interest income (expense)	$66,988	$4,916	$(2,857)	$—	$69,047
Provision for loan losses	2,480	1,197	—	—	3,677
Noninterest income	18,485	1,886	94	(895)	19,570
Noninterest expense	46,198	3,751	707	(895)	49,761
Income tax expense (benefit)	14,159	728	(1,324)	—	13,563

Segment profit	$22,636	$1,126	$(2,146)	$—	$21,616

Nine months ended September 30, 2006	Bank	Other Segments	Holding Company	Eliminations	Totals
Net interest income (expense)	$50,065	$4,252	$(828)	$—	$53,489
Provision for loan losses	3,188	781	—	—	3,969
Noninterest income	13,594	1,767	289	(676)	14,974
Noninterest expense	35,208	3,515	474	(676)	38,521
Income tax expense (benefit)	9,704	675	(494)	—	9,885

Segment profit	$15,559	$1,048	$(519)	$—	$16,088

Asset Quality Ratios

As of and for the period ended September 30, 2007	Bank	Other	Total
Nonperforming loans as percentage of total loans, net of unearned income	0.24%	1.40%	0.26%
Nonperforming assets as a percentage of total assets	0.22%	1.96%	0.26%
Allowance for loan losses as a percentage of total loans, net of unearned income	1.32%	8.01%	1.45%
Allowance for loan losses as a percentage of nonperforming loans	556.73%	573.30%	558.18%
YTD net charge-offs to average total loans, net of unearned income	0.02%	2.45%	0.07%

As of and for the period ended September 30, 2006	Bank	Other	Total
Nonperforming loans as percentage of total loans, net of unearned income	0.29%	1.63%	0.33%
Nonperforming assets as a percentage of total assets	0.38%	2.02%	0.42%
Allowance for loan losses as a percentage of total loans, net of unearned income	1.28%	7.92%	1.45%
Allowance for loan losses as a percentage of nonperforming loans	436.81%	486.49%	442.23%
YTD net charge-offs to average total loans, net of unearned income	0.10%	2.04%	0.15%

As of and for the period ended December 31, 2006	Bank	Other	Total
Nonperforming loans as percentage of total loans, net of unearned income	0.19%	1.84%	0.23%
Nonperforming assets as a percentage of total assets	0.24%	2.53%	0.29%
Allowance for loan losses as a percentage of total loans, net of unearned income	1.28%	7.94%	1.45%
Allowance for loan losses as a percentage of nonperforming loans	680.25%	431.95%	635.93%
Net charge-offs to average total loans, net of unearned income	0.14%	2.82%	0.20%

Net charge-offs	Bank	Other	Total
Actual for the nine month period ending September 30, 2007	$423	$875	$1,298
Actual for the nine month period ending September 30, 2006	$1,448	$644	$2,092
Actual for the year ended December 31, 2006	$2,041	$903	$2,944

NOTE 5—REVOLVING CREDIT AGREEMENT

The Company is a party to a revolving credit agreement with SunTrust Bank pursuant to which SunTrust agreed to loan the Company up to $15,000. This agreement currently is scheduled to expire on August 27, 2008. The fee for maintaining this credit agreement is 0.15% per annum on the unused portion of the commitment.

NOTE 6—INCOME TAXES

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB statement No. 109 (the "Interpretation"). This Interpretation provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. As a result of the implementation of FIN 48, the Company recognized an approximately $800 decrease in the liability for unrecognized tax benefits which was accounted for as an increase to the January 1, 2007, balance of retained earnings.

The total amount of unrecognized tax benefits at the date of adoption of FIN 48 was approximately $475. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate at the date of adoption of FIN 48 was approximately $475. Of this total, $400, net of the federal benefit on state issues, would favorably affect the effective income tax rate in a future quarter of 2007. The Company recognizes accrued interest and penalties related to uncertain tax positions in tax expense. At the date of adoption of FIN 48, the Company had recognized approximately $150 for the payment of interest and penalties.

In the future, the amount of unrecognized tax benefits may increase or decrease for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitations, changes in management's judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. The Company is not aware of any uncertain tax positions, other than those disclosed, for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The Company's Federal returns are open and subject to examination for the years of 2005 and 2006. The Company's State returns are open and subject to examination for the years of 2003, 2004, 2005 and 2006.

NOTE 7—BUSINESS COMBINATION

On May 18, 2007, the Company merged with and thereby acquired Civitas Bank Group, Inc. ("CVBG"), parent of Cumberland Bank with the Company being the surviving entity. CVBG, headquartered in Franklin, Tennessee, operated 12 full-service branches in the middle Tennessee area. The primary reason for the acquisition of CVBG, and the premium paid, was to provide accelerated entry for the Company in the Middle Tennessee area in some of the fastest growing areas in the Nashville MSA. Operating results of CVBG are included in the consolidated financial statements since the date of the acquisition.

The acquisition was accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the tangible and identified intangible assets purchased and the liabilities assumed based upon preliminary estimated fair values at the date of acquisition. The aggregate purchase price was $164,268, including $45,793 paid in cash and $118,475 paid in the Company's common stock. The allocation of the purchase price is subject to changes in the estimated fair values of assets acquired and liabilities assumed. Identified intangible assets and purchase accounting fair value adjustments are being amortized under various methods over the expected lives of the corresponding assets and liabilities. Goodwill will not be amortized and is not deductible for tax purposes, but will be reviewed for impairment on an annual basis. Currently, identified intangible assets from the acquisition subject to amortization are $9,485 and total goodwill from the acquisition is $114,736.

The following table summarizes the fair value of assets acquired and liabilities assumed at the date of acquisition.

Cash and due from banks	$21,214
Securities	200,081
FHLB stock	2,863
Bankers Bank stock	100
Loans held for sale	8,642
Loans, net of unearned income	631,496
Allowance for loan losses	(9,022)
Premises and equipment	18,486
Goodwill	114,736
Core deposit intangible	8,740
Mortgage servicing rights	745
Other assets	13,509

Total assets acquired	1,011,590
Deposits	(699,089)
Federal funds purchased	(52,500)
Repurchase agreements	(42,790)
FHLB advances	(32,000)
Subordinated debentures	(17,527)
Other liabilities	(3,416)

Total liabilities assumed	(847,322)

Net assets acquired	$164,268

The Company also incurred $728 in direct costs that were capitalized into goodwill associated with the merger for legal, advisory and conversion cost.

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2007 and 2006 for the nine month periods ending September 30. The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the acquisition, depreciation expense on property acquired, interest expense on deposits assumed, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the acquisition been effected on the assumed dates.

	Nine Months Ended September 30,
	2007	2006
Net interest income	$88,991	$72,009
Net income	$27,605	$21,121

Basic earnings per share	$2.08	$1.64

Diluted earnings per share	$2.06	$1.63

NOTE 8—BORROWINGS

In May 2007, the Company formed GreenBank Capital Trust I ("GB Trust I"). GB Trust I issued $56,000 of variable rate trust preferred securities as part of a pooled offering of such securities. The Company issued $57,732 subordinated debentures to the GB Trust I in exchange for the proceeds of the offering, which debentures represent the sole asset of GB Trust I. The debentures pay interest quarterly at the three-month LIBOR plus 1.65% adjusted quarterly (7.34% at September 30, 2007). The Company may redeem the subordinated debentures, in whole or in part, beginning June 2012. The subordinated debentures must be redeemed no later than 2037.

Also in May 2007 the Company acquired two Trusts in the CVBG acquisition, Civitas Statutory Trust I ("CS Trust I") and Cumberland Capital Statutory Trust II ("CCS Trust II").

In December 2005 CS Trust I issued $13,000 of variable rate trust preferred securities as part of a pooled offering of such securities. CVBG issued $13,403 subordinated debentures to the CS Trust I in exchange for the proceeds of the offering, which debentures represent the sole asset of CS Trust I. The debentures pay interest quarterly at the three-month LIBOR plus 1.54% adjusted quarterly (7.23% at September 30, 2007). The Company may redeem the subordinated debentures, in whole or in part, beginning March 2011 and in certain events, at a premium. The subordinated debentures must be redeemed no later than March 2036.

In July 2001 CCS Trust II issued $4,000 of variable rate trust preferred securities as part of a pooled offering of such securities. CVBG issued $4,124 subordinated debentures to the CCS Trust II in exchange for the proceeds of the offering, which debentures represent the sole asset of CCS Trust II. The debentures pay interest quarterly at the three-month LIBOR plus 3.58% adjusted quarterly (8.94% at September 30, 2007). The Company may redeem the subordinated debentures, in whole or in part, beginning July 2007 and in certain events, at a premium through July 2011. The subordinated debentures must be redeemed no later than July 2031.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Green Bankshares, Inc. (the "Company") is the bank holding company for GreenBank (the "Bank"), a Tennessee-chartered commercial bank that conducts the principal business of the Company. The Company is the second largest bank holding company headquartered in Tennessee based on asset size at September 30, 2007 and at that date was also the largest NASDAQ Listed bank holding company headquartered in Tennessee. The Bank currently maintains a main office in Greeneville, Tennessee and 66 full-service bank branches primarily in East and Middle Tennessee. In addition to its commercial banking operations, the Bank conducts separate businesses through its three wholly-owned subsidiaries: Superior Financial Services, Inc. ("Superior Financial"), a consumer finance company; GCB Acceptance Corporation ("GCB Acceptance"), an automobile lending company; and Fairway Title Co., a title company formed in 1998. The Bank also operates a wealth management office in Sumner County, Tennessee, and a mortgage banking operation in Knox County, Tennessee. All dollar amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except share and per share amounts.

        The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. This discussion should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto in this Form 10-Q and (ii) the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 (the "2006 10-K"). Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, plans and objectives for future operations, growth or initiatives, expected future economic performance, or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which the Company expects will or may occur in the future, are forward-looking statements that involve risks, uncertainties and other factors which may cause actual results and performance of the Company to differ materially from those expressed or implied by those statements. All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of forward-looking terminology and words such as "trends," "assumptions," "target," "guidance," "outlook," "opportunity," "future," "plans," "goals," "objectives," "expectations," "near-term," "long-term," "projection," "may," "will," "would," "could," "expect," "intend," "estimate," "anticipate," "believe," "potential," "regular," or "continue" (or the negative or other derivatives of each of these terms) or similar terminology and expressions.

        Although the Company believes that the assumptions underlying any forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements. Factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in the 2006 10-K in Part I, Item 1A thereof, which is incorporated herein by this reference, as well as other factors discussed throughout this document, including, without limitation, in Part II, Item 1A, the factors described under "Critical Accounting Policies and Estimates" on page 16 of this Quarterly Report on Form 10-Q, the factors set out in Part II, Item IA of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 or, from time to time, in the Company's filings with the SEC, press releases and other communications.

        Readers are cautioned not to place undue reliance on forward-looking statements made in this document, since the statements speak only as of the document's date. All forward-looking statements included in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by the cautionary statements in this section and to the more detailed risk factors included in the Company's 2006 10-K. The Company has no obligation and does not intend to publicly update or revise any forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q, to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events. Readers are advised, however, to consult any further disclosures the Company may make on related subjects in its documents filed with or furnished to the SEC or in its other public disclosures.

General

        At the Company's Annual Meeting of Shareholders held on May 16, 2007, the shareholders approved changing the name of the Company from Greene County Bancshares, Inc. to Green Bankshares, Inc., to complement the name of the Company's principal banking subsidiary, GreenBank which was introduced in January 2007. GreenBank has become the name for the Company's banks system-wide. Previously, the banks operated under 18 distinct names, although under one common charter. Management believed that a corresponding change in the Company's corporate identity, to Green Bankshares, Inc., would further strengthen its bank brand and the fundamental conveniences offered by its network of branch offices. In connection with the name change, Green Bankshares also changed its NASDAQ ticker symbol to GRNB.

        At the Annual Meeting, the shareholders also approved the Company's acquisition of Civitas Bank Group, Inc. ("CVBG"), headquartered in Franklin, Tennessee and the holding company for Cumberland Bank. That acquisition was completed two days later on May 18, 2007.

Growth and Business Strategy

        The Company expects that, over the intermediate term, its growth from mergers and acquisitions, including acquisitions of both entire financial institutions and selected branches of financial institutions, will continue. De novo branching is also expected to be a method of growth, particularly in high-growth and other demographically-desirable markets.

        The Company's strategic plan projects geographic expansion within a 300-mile radius of its headquarters in Greene County, Tennessee. This could result in the Company expanding westward and eastward up to and including Nashville, Tennessee and Roanoke, Virginia, respectively, east/southeast up to and including the Piedmont area of North Carolina and western North Carolina, southward to northern Georgia and northward into eastern and central Kentucky. In particular, the Company believes the markets in and around Knoxville, Nashville and Chattanooga, Tennessee are highly desirable areas with respect to expansion and growth plans.

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

        The Bank focuses its lending efforts predominately on individuals and small to medium-sized businesses while it generates deposits primarily from individuals in its local communities. To aid in deposit generation efforts, the Bank offers its customers extended hours of operation during the week as well as on Saturday. During the first quarter of 2007, the Bank initiated Sunday banking hours from 1:00 pm to 4:00 pm at most branches. The Bank also offers free online banking and in early 2005 established its High Performance Checking Program which has generated a significant number of new core transaction accounts.

        In addition to the Company's business model, which is summarized in the paragraphs above, the Company is continuously investigating and analyzing other lines and areas of business. These include, but are not limited to, various types of insurance and real estate activities. Conversely, the Company frequently evaluates and analyzes the profitability, risk factors and viability of its various business lines and segments and, depending upon the results of these evaluations and analyses, may conclude to exit certain segments and/or business lines. Further, in conjunction with these ongoing evaluations and analyses, the Company may decide to sell, merge or close certain branch facilities.

Overview

        The Company's results of operations for the three and nine month periods ended September 30, 2007, compared to the same period in 2006, reflected an increase in net interest income due primarily to the Company's continued expansion initiatives, including the CVBG acquisition, organic loan growth and a higher comparable interest rate environment in 2007. This increase in net interest income was offset, in part, by increases in noninterest expense resulting from the Company's expansion initiatives.

        Reflecting improved credit quality offset in part by strong loan growth, the Company's provision for loan losses decreased for the nine months ended September 30, 2007 by $292 compared to the same period in 2006. The provision for loan losses for the three months ended September 30, 2007 increased by $185 from the same period in 2006, reflecting strong loan growth offset in part by improved credit quality.

        At September 30, 2007, the Company had total consolidated assets of $2,955,747, total consolidated deposits of $2,026,665, total consolidated loans, net of unearned income, of $2,326,990 and total consolidated shareholders' equity of $321,174. The Company's annualized return on average shareholders' equity for the three and nine months ended September 30, 2007 was 11.08% and 11.40%, respectively, and its annualized return on average total assets was 1.22% and 1.23%, respectively. The primary reason for the Company's increase in total assets, total consolidated deposits, total consolidated loans, net of unearned income and total shareholders' equity was the completion of the CVBG acquisition in the second quarter of 2007. The Company expects the balance sheet to continue to grow over the remainder of 2007, although at a lesser rate, as a result of its continuing expansion efforts and branch expansion in the Knoxville area, Loudon County, City of Kingsport and City of Johnson City markets.

Critical Accounting Policies and Estimates

        The Company's consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods.

        Management continually evaluates the Company's accounting policies and estimates it uses to prepare the consolidated financial statements. In general, management's estimates are based on historical experience, information from regulators and third party professionals and various assumptions that are believed to be reasonable under the existing facts and circumstances. Actual results could differ from those estimates made by management.

        The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and the fair value of financial instruments and other accounts. Based on management's calculation, an allowance of $33,703, or 1.45%, of total loans, net of unearned income, was an adequate estimate of losses inherent in the loan portfolio as of September 30, 2007. This estimate resulted in a provision for loan losses in the income statement of $1,444 and $3,677, respectively, for the three and nine months ended September 30, 2007. If the economic conditions, loan mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

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

Changes in Results of Operations

        Net Income.    Net income for the three months ended September 30, 2007 was $8,914, as compared to $5,509 for the same period in 2006. This increase of $3,405, or 62%, resulted primarily from a $8,763, or 47%, increase in net interest income reflecting higher earning asset volume arising primarily from the CVBG acquisition and organic growth in the loan portfolio offset in part by increased cost of funding. Offsetting this increase in interest income was a $5,874, or 45%, increase in total noninterest expense from $13,136 for the three months ended September 30, 2006 to $19,010 for the same period of 2007. This increase is primarily attributable to the increased recurring operating costs associated with the increased size of the Company's operations as a result of the CVBG acquisition.

        Net income for the nine months ended September 30, 2007 was $21,616 compared to $16,088 for the same period in 2006. The increase of $5,528, or 34%, reflects substantially the same trends that existed during the quarter ended September 30, 2007 but with a smaller impact from the CVBG acquisition which was consummated in May 2007.

        Net Interest Income.    The largest source of earnings for the Company is net interest income, which is the difference between interest income on earning assets and interest expense on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and rates on interest-earning assets and interest-bearing liabilities, which are affected in part by management's responses to changes in interest rates through asset/liability management. During the three months ended September 30, 2007, net interest income was $27,293, as compared to $18,530 for the same period in 2006, representing an increase of 47%.

        The Company's average balance for interest-earning assets increased 70% from $1,522,750 for the three months ended September 30, 2006 to $2,584,814 for the three months ended September 30, 2007. The Company experienced a 59% growth in average loan balances from $1,464,356 for the three months ended September 30, 2006 to $2,327,498 for the three months ended September 30, 2007 and a 347% growth in average investment securities balances from $57,226 for the three months ended September 30, 2006 to $255,556 for the three months ended September 30, 2007. The growth in loans and investment securities can be primarily attributed to the CVBG acquisition that took place during the second quarter of 2007 and the continued organic loan growth of the Company. Please refer to Note 7 of the "Notes to Condensed Consolidated Financial Statements" for more information on interest-earning assets acquired in the CVBG acquisition.

        The Company's average balance for interest-bearing liabilities increased 78% from $1,318,931 for the three months ended September 30, 2006 to $2,345,587 for the three months ended September 30, 2007. The Company experienced a 66% growth in average interest-bearing deposits from $1,097,370 for the three months ended September 30, 2006 to $1,822,380 for the three months ended September 30, 2007. The Company's CVBG acquisition in the second quarter is the primary reason for the growth in deposits. Please refer to Note 7 of the "Notes to Condensed Consolidated Financial Statements" for more information on interest-bearing liabilities acquired in the CVBG acquisition.

        The Company's yield on loans (the largest component of interest-earning assets) increased by 39 basis points from the third quarter of 2006 to the third quarter of 2007. The increase was primarily a result of the escalating market rates driven by changes enacted by the FOMC during the first and second quarters of 2006:

FOMC Meeting Date	Beginning Rate	Increase/ Decrease	Ending Rate
December 13, 2005	4.00%	0.25%	4.25%
January 31, 2006	4.25%	0.25%	4.50%
March 28, 2006	4.50%	0.25%	4.75%
May 10, 2006	4.75%	0.25%	5.00%
June 29, 2006	5.00%	0.25%	5.25%
August 8, 2006	5.25%	0.00%	5.25%
September 20, 2006	5.25%	0.00%	5.25%
October 25, 2006	5.25%	0.00%	5.25%
December 12, 2006	5.25%	0.00%	5.25%
January 31, 2007	5.25%	0.00%	5.25%
March 21, 2007	5.25%	0.00%	5.25%
May 9, 2007	5.25%	0.00%	5.25%
June 28, 2007	5.25%	0.00%	5.25%
August 7, 2007	5.25%	0.00%	5.25%
September 18, 2007	5.25%	(0.50%)	4.75%

        The Company's cost of interest-bearing liabilities increased by 77 basis points from the third quarter ended September 30, 2006 to the third quarter ended September 30, 2007. The cost of raising deposits and other borrowed funds was influenced by both local market conditions as well as FOMC actions as well as the higher cost interest-bearing liabilities assumed in the CVBG acquisition. Management believes that these costs were prudently managed during this volatile interest rate cycle. On September 18, 2007, the FOMC reduced target market interest rates by one-half of one percent (50 basis points). This action by the FOMC had a modest impact on the third quarter net interest margin.

        For the nine months ended September 30, 2007, net interest income increased by $15,558, or 29%, to $69,047 from $53,489 for the same period in 2006, and the same trends outlined above with respect to the three months ended September 30, 2007 were observed with the impact of the CVBG acquisition being less as a result of the transaction being consummated in May 2007.

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

	Three Months Ended September 30,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans(1)	$2,327,498	$48,630	8.29%	$1,464,356	$29,600	8.02%
Investment securities	255,556	3,642	5.65%	57,226	752	5.21%
Other short-term investments	1,760	22	4.96%	1,168	15	5.10%
Fully taxable equivalent adjustment(2)		205			38

Total interest-earning assets	$2,584,814	$52,499	8.06%	$1,522,750	$30,405	7.92%

Noninterest earning assets	321,831			148,418

Total assets	$2,906,645			$1,671,168

Interest-bearing liabilities:
Deposits:
Interest checking, savings and money market	$701,472	$4,381	2.48%	$467,112	$2,447	2.08%
Time deposits	1,120,908	13,431	4.75%	630,258	6,381	4.02%

Total interest-bearing deposits	$1,822,380	$17,812	3.88%	$1,097,370	$8,828	3.19%

Securities sold under repurchase agreements and short-term borrowings	147,589	1,777	4.78%	42,775	531	4.93%
Notes payable	286,956	3,541	4.90%	165,383	2,202	5.28%
Subordinated debentures(3)	88,662	1,871	8.37%	13,403	276	8.17%

Total interest-bearing liabilities	$2,345,587	$25,001	4.23%	$1,318,931	$11,837	3.56%

Noninterest bearing liabilities:
Demand deposits	208,093			152,035
Other liabilities	33,893			19,868

Total noninterest bearing liabilities	241,986			171,903

Total liabilities	2,587,573			1,490,834

Shareholders' equity	319,072			180,334

Total liabilities and shareholders' equity	$2,906,645			$1,671,168

Net interest income		$27,498			$18,568

Interest rate spread			3.83%			4.36%

Net yield on interest-earning assets			4.22%			4.84%

1
Average loan balances included nonaccrual loans. Interest income collected on nonaccrual loans has been included.

2
Fully Taxable Equivalent ("FTE") at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

3
The interest expense and average interest rates paid on the Subordinated Debentures for the three month period ended September 30, 2007 should have been $1,655 and 7.41%, respectively. The impact of this timing difference between the 2007 second and third quarter results was deemed immaterial to the overall financial statements.

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans(1)	$1,956,853	$120,226	8.21%	$1,428,177	$83,481	7.82%
Investment securities	154,630	6,440	5.57%	56,084	2,032	4.84%
Other short-term investments	1,279	49	5.12%	2,998	110	4.91%
Fully taxable equivalent adjustment(2)		351			115

Total interest-earning assets	$2,112,762	$127,066	8.04%	$1,487,259	$85,738	7.71%

Noninterest earning assets	235,905			147,364

Total assets	$2,348,667			$1,634,623

Interest-bearing liabilities:
Deposits:
Interest checking, savings and money market	$645,708	$12,792	2.65%	$497,576	$7,703	2.07%
Time deposits	891,179	31,185	4.68%	627,269	17,814	3.80%

Total interest-bearing deposits	$1,536,887	$43,977	3.83%	$1,124,845	$25,517	3.03%
Securities sold under repurchase agreements and short-term borrowings	80,697	2,831	4.69%	33,156	1,135	4.58%
Notes payable	217,599	8,003	4.92%	121,417	4,706	5.18%
Subordinated debentures	51,318	2,857	7.44%	13,403	776	7.74%

Total interest-bearing liabilities	$1,886,501	$57,668	4.09%	$1,292,821	$32,134	3.32%

Noninterest bearing liabilities:
Demand deposits	178,051			147,049
Other liabilities	30,522			18,535

Total noninterest bearing liabilities	208,573			165,584

Total liabilities	2,095,074			1,458,405

Shareholders' equity	253,593			176,218

Total liabilities and shareholders' equity	$2,348,667			$1,634,623

Net interest income		$69,398			$53,604

Interest rate spread			3.95%			4.39%

Net yield on interest-earning assets			4.39%			4.82%

1
Average loan balances included nonaccrual loans. Interest income collected on nonaccrual loans has been included.

2
Fully Taxable Equivalent ("FTE") at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

        Provision for Loan Losses.    During the three and nine months ended September 30, 2007, loan charge-offs were $1,386 and $2,798, respectively and recoveries of charged-off loans were $710 and $1,500, respectively. The Company's provision for loan losses increased by $217, or 13%, to $1,444 for the three months ended September 30, 2007, as compared to $1,661 for the same period in 2006. For the nine months ended September 30, 2007 the provision decreased $292, or 7%, to $3,677 from $3,969 for the nine months ended September 30, 2006. The Company's allowance for loan losses increased by $11,401 to $33,703 at September 30, 2007 from $22,302 at December 31, 2006. The primary reason for the increase was the acquired allowance for loan losses of $9,022 from the CVBG acquisition. The ratio of the allowance for loan losses to total loans, net of unearned interest, remained constant at 1.45% at September 30, 2007, December 31, 2006 and September 30, 2006, respectively. As of September 30, 2007, indicators of credit quality, as discussed below, are mixed compared to December 31, 2006 but improved compared to September 30, 2006. Management continually evaluates the Company's credit policies and procedures for effective risks and controls management. Management believes its asset quality is attributable to maintaining strong underwriting policies and management controls in a highly competitive market environment. The ratio of allowance for loan losses to nonperforming loans was 558.18%, 635.93% and 442.23% at September 30, 2007, December 31, 2006 and September 30, 2006, respectively, and the ratio of nonperforming assets to total assets was 0.26%, 0.29% and 0.42% at September 30, 2007, December 31, 2006 and September 30, 2006, respectively. The ratio of nonperforming loans to total loans, net of unearned interest, was 0.26%, 0.23% and 0.33% at September 30, 2007, December 31, 2006 and September 30, 2006, respectively. Within the Bank, the Company's largest subsidiary, the ratio of nonperforming assets to total assets was 0.22%, 0.24% and 0.38% at September 30, 2007, December 31, 2006 and September 30, 2006, respectively.

        The Company's year-to-date ("YTD") net charge-offs as a percentage of average loans improved from 0.15% for the three months ended September 30, 2006 to 0.07% for the three months ended September 30, 2007. Net charge-offs as a percentage of average loans were 0.20% for the year ended December 31, 2006. Within the Bank, YTD net charge-offs as a percentage of average loans decreased from 0.10% for the three months ended September 30, 2006 to 0.02% for the same period in 2007. Net charge-offs within the Bank as a percentage of average loans were 0.14% for the year ended December 31, 2006. YTD net charge-offs in Superior Financial for the nine months ended September 30, 2007 were $92 compared to actual net charge-offs of $159 for the year ended December 31, 2006. YTD net charge-offs in GCB Acceptance for the nine months ended September 30, 2007 were $782 compared to actual net charge-offs of $744 for the year ended December 31, 2006.

        Although management believes credit quality indicators are generally stable, management continually evaluates the existing portfolio in light of loan concentrations, current general economic conditions and economic trends. Management believes these evaluations strongly suggest an economic slowdown occurring in late 2007 or early 2008. Based on its evaluation of the allowance for loan loss calculation and review of the loan portfolio, management believes the allowance for loan losses is adequate at September 30, 2007. However, the provision for loan losses could increase for the entire year of 2007, as compared to 2006, if the Company's loan growth continues at the rate experienced through the nine months ended September 30, 2007 and general economic conditions begin to deteriorate.

        Noninterest Income.    Fee income, unrelated to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important component to the Company's total revenue stream.

        Total noninterest income for the three and nine months ended September 30, 2007 was $7,688 and $19,570, respectively, as compared to $5,191 and $14,974 for the same periods in 2006. Service charges, commissions and fees remain the largest component of total noninterest income and increased from $4,125 and $11,357 for the three and nine months, respectively, ended September 30, 2006 to $6,418 and $16,102, respectively, for the same periods in 2007. This increase primarily reflects additional service charges and NSF fees from deposit-related products stemming primarily from the continued increased volume as a result of the Bank's High Performance Checking Program introduced in the first quarter of 2005. The Company believes that noninterest income will continue to improve over the remainder of 2007 when compared to prior comparable periods as a result of the increase in net new checking accounts opened resulting from the Bank's High Performance Checking Program and the CVBG acquisition. The Company began introducing the High Performance Checking product in the former Cumberland Bank branches during the third quarter of this year with anticipated growth occurring during the latter part of the fourth quarter of 2007. In addition, other noninterest income increased by $204 to $1,270 for the three months ended September 30, 2007 from $1,066 for the same period in 2006. For the nine month period ended September 30, 2007 other noninterest income decreased by $149 to $3,468 from $3,617 for the same period in 2006. The reduction is primarily a result of decreased dividends from an insurance provider.

        Noninterest Expense.    Control of noninterest expense is a critical aspect in enhancing income. Noninterest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total noninterest expense was $19,010 and $49,761 for the three and nine months ended September 30, 2007 compared to $13,136 and $38,521 for the same periods in 2006. The $5,874, or 45%, increase in total noninterest expense for the three months ended September 30, 2007 compared to the same period of 2006 principally reflects increases in all expense categories primarily as a result of layering-on the normal operating costs associated with the acquisition of CVBG and increased personnel and operational costs associated with five de novo branches becoming operational during the third quarter of 2007.

        Similarly, the $11,240, or 29%, increase in total noninterest expense for the nine months ended September 30, 2007 compared to the same period in 2006 reflects substantially the same trends that existed during the quarter ended September 30, 2007 although with a lesser impact for the CVBG acquisition.

        Personnel costs are the primary element of the Company's noninterest expenses. For the three and nine months ended September 30, 2007, salaries and benefits represented $9,753, or 51%, and $25,683, or 52%, respectively, of total noninterest expense. This was an increase of $2,985, or 44%, and $6,258, or 32%, respectively, from the $6,768 and $19,425 for the three and nine months ended September 30, 2006. Including Bank branches and non-bank office locations, and reflecting the impact of the CVBG acquisition, the Company had 77 locations at September 30, 2007, as compared to 60 at December 31, 2006 and September 30, 2006, and the number of full-time equivalent employees increased 30% from 595 at September 30, 2006 to 773 at September 30, 2007. These increases in personnel costs, number of branches and employees are primarily the result of the CVBG acquisition together with the five de novo branches opened in the 2007 third quarter. The personnel cost compared to prior periods will increase for the remainder of 2007 as a result of the CVBG acquisition.

        The Company's efficiency ratio improved slightly from 56.27% at September 30, 2006 to 56.15% at September 30, 2007. The efficiency ratio illustrates how much it cost the Company to generate revenue; for example, it cost the Company 56.15 cents to generate one dollar of revenue for the nine months ended September 30, 2007.

        Income Taxes.    The effective income tax rate for the three and nine months ended September 30, 2007 was 38.64% and 38.55%, respectively, compared to 38.27% and 38.06% for the same periods in 2006.

Changes in Financial Condition

        Total assets at September 30, 2007 were $2,955,747, an increase of $1,183,093, or 67%, from total assets of $1,772,654 at December 31, 2006. The increase in assets was primarily reflective of the $787,361, or 51%, increase in loans, net of unearned income and the $200,167, or 530%, increase in securities available for sale. The primary component of these increases stemmed from the CVBG acquisition, which resulted in an increase in total assets, loans, net of unearned income and investments, in the approximate amounts of $1,012,000, $631,000 and $200,000, respectively. Absent the CVBG acquisition, total assets and loans, net of unearned income, would have increased approximately $171,093 and $156,361, respectively, from December 31, 2006 to September 30, 2007.

        At September 30, 2007, loans, net of unearned income, were $2,326,990 compared to $1,539,629 at December 31, 2006, an increase of $787,361, or 51%, from December 31, 2006. The increase in loans during the first nine months of 2007 primarily reflects an increase from loans acquired in the CVBG acquisitions and organic growth in commercial real estate loans and commercial loans.

        Non-performing loans include non-accrual loans and loans 90 or more days past due. All loans that are 90 days past due are considered non-accrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Non-accrual loans that are 120 days past due without assurance of repayment are charged off against the allowance for loan losses. Nonaccrual loans and loans past due 90 days totaled $6,038 at September 30, 2007 an increase of $2,531 from December 31, 2006. This increase is partially attributable to the CVBG acquisition and together with a slowing in general economic conditions. At September 30, 2007, the ratio of the Company's allowance for loan losses to non-performing loans (which include non-accrual loans) was 558.18%.

        The Company maintains an investment portfolio to provide liquidity and earnings. Investments at September 30, 2007 with an amortized cost of $240,174 had a market value of $239,246. At year-end 2006, investments with an amortized cost of $40,494 had a market value of $40,284. The increase in investments from December 31, 2006 to September 30, 2007 results primarily from the CVBG acquisition.

Liquidity and Capital Resources

        Liquidity.    Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company's liquid assets include cash and due from banks, federal funds sold, investment securities and loans held for sale. Including securities pledged to collateralize municipal deposits, these assets represented 14% of the total liquidity base at September 30, 2007, as compared to 8% at December 31, 2006. The liquidity base is generally defined to include deposits, repurchase agreements, notes payable and subordinated debentures. The Company maintains borrowing availability with the Federal Home Loan Bank of Cincinnati ("FHLB"), which was fully utilized at September 30, 2007 in order to better optimize its funding costs. The Company also maintains federal funds lines of credit totaling $166,000 at eight correspondent banks, of which $124,200 was available at September 30, 2007. The Company believes it has sufficient liquidity to satisfy its current operating needs.

        For the nine months ended September 30, 2007, operating activities of the Company provided $36,402 of cash flows. Net income of $21,616 comprised a substantial portion of the cash generated from operations. Cash flows from operating activities were also positively affected by various non-cash items, including (i) $3,677 in provision for loan losses, (ii) $4,073 of depreciation and amortization, (iii) $9,140 increase in accrued interest payable and other liabilities. The increase in accrued interest payable and other liabilities relates to the CVBG acquisition. This was offset in part by a decrease of

$3,078 in deferred tax benefit. In addition, the cash flows used by the originations of mortgage loans exceeded cash flows provided by the proceeds from sales of mortgage loans held for sale by $4,752.

        The Company's net increase in loans of $159,902 was the primary component of the $191,896 in net cash used in investing activities for the nine months ended September 30, 2007. In addition, the Company used $24,578 of net cash in the CVBG acquisition and purchased $23,682 in investment securities available for sale. This was offset by (i) $2,230 in proceeds from the sale of investments securities available for sale (ii) $21,015 in proceeds from the maturities of investment securities available for sale (iii) $496 in proceeds from the sale of securities held to maturity, and (iv) $690 in proceeds from the maturities of securities held to maturity. Purchases of fixed asset additions, net of proceeds from sale of other real estate, used $6,424 in cash flows.

        Proceeds from FHLB advances and notes payable of $160,416, proceeds from the issuance of subordinated debentures of $57,732 in connection with the CVBG acquisition and the net change in federal funds purchased and repurchase agreements of $12,720 were the primary sources of cash flows used in financing activities. These were offset, in part, by the net decrease in deposits of $4,928 and repayments of FHLB advances and notes payable of $35,884. In addition, dividends paid in the amount of $4,637 further reduced the total net cash provided in financing activities.

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

        Shareholders' equity on September 30, 2007 was $321,174, an increase of $136,703, or 74%, from $184,471 on December 31, 2006. The increase in shareholders' equity primarily reflects the issuance of common stock associated with the CVBG acquisition and net income for the nine months ended September 30, 2007 of $21,616 ($1.89 per share, assuming dilution). This increase was offset in part by quarterly dividend payments during the nine months ended September 30, 2007 totaling $4,637 ($0.29 per share) and the cumulative change of $435 in unrealized losses, net of reclassification and taxes, on available for sale securities. During the third quarter 2007 unrealized losses improved by $2,253 after having a moderate loss during the second quarter of 2007. The market value decline during the second quarter of 2007 was primarily driven by a downturn in the Mortgage Backed Securities market led by the securities backed by sub-prime mortgages. Although we do not hold such securities, the market value for Prime based securities was negatively affected, but recovered during the third quarter 2007.

        On September 18, 2002 the Company announced that its Board of Directors had authorized the repurchase of up to $2,000 of the Company's outstanding shares of common stock beginning in October 2002. The repurchase plan has been renewed by the Board of Directors annually thereafter and will terminate on the earlier to occur of the Company's repurchase of the total authorized dollar amount or December 31, 2007. The repurchase plan is dependent upon market conditions and there is no guarantee as to the exact number of shares to be repurchased by the Company. To date, the Company has purchased 25,700 shares at an aggregate cost of approximately $538 under this program.

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

        Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board ("FRB") and the Federal Deposit Insurance Corporation (the "FDIC") require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of common equity, retained earnings, and a limited amount of qualifying perpetual preferred stock and trust preferred securities, net of goodwill and other intangible assets and accumulated other comprehensive income). These guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. At September 30, 2007, the Bank and the Company each satisfied their respective minimum regulatory capital requirements, and the Bank was "well-capitalized" within the meaning of federal regulatory requirements. The table below sets forth the capital position of the Bank and the Company at September 30, 2007.

	Required Minimum Ratio	Required to be Well Capitalized	Bank	Company
Tier 1 risk-based capital	4.00%	6.00%	9.84%	10.25%
Total risk-based capital	8.00%	10.00%	11.09%	11.50%

Leverage Ratio	4.00%	5.00%	8.61%	8.97%

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

Off-Balance Sheet Arrangements

        At September 30, 2007, the Company had outstanding unused lines of credit and standby letters of credit totaling $792,121 and unfunded loan commitments outstanding of $90,326. Because these commitments generally have fixed expiration dates and most will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or, on a short-term basis, to borrow any then available amounts from the FHLB and/or purchase Federal funds from other financial institutions. At September 30, 2007, the Company had accommodations with upstream correspondent banks for unsecured Federal funds lines. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about the

Company's off-balance sheet commitments as of September 30, 2007, which by their terms have contractual maturity dates subsequent to September 30, 2007:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Commitments to make loans—fixed	$17,762	$—	$—	$—	$17,762
Commitments to make loans—variable.	72,564	—	—	—	72,564
Unused lines of credit	450,907	168,940	8,884	102,900	731,631
Letters of credit	38,927	5,182	9,488	6,893	60,490

Total	$580,160	$174,122	$18,372	$109,793	$882,447

Disclosure of Contractual Obligations

        In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes the Company's significant fixed and determinable contractual obligations as of September 30, 2007:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Certificates of deposits	$1,054,027	$91,182	$8,010	$4,217	$1,157,436
Federal funds purchased and repurchase agreements	150,175	—	—	—	150,175
FHLB advances and notes payable	155,140	55,314	62,892	60,757	334,103
Subordinated debentures	—	—	—	88,662	88,662
Operating lease obligations	1,115	969	311	490	2,885
Deferred compensation	1,997	—	—	1,548	3,545
Unrecognized tax benefits	400	—	—	—	400
Purchase obligations	253	—	—	—	253

Total	$1,363,107	$147,465	$71,213	$155,674	$1,737,459

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

Effect of New Accounting Standards

        In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109". This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB Interpretation No. 48 is effective for fiscal years beginning after December 31, 2006. The Company adopted Interpretation No. 48 effective January 1, 2007, resulting in a beginning retained earnings adjustment in the amount of $800. See Note 6 in the Notes to Condensed Consolidated Financial Statements for further information regarding the adoption of this standard.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("Statement 157"). Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 does not require any new fair value measurements, but clarifies and standardizes some divergent practices that have emerged since prior guidance was issued. Statement 157 will become effective on January 1, 2008. The Company does not anticipate a material impact on the consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances. The Company did not choose to early adopt this standard.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Part II, Item 7A of the 2006 10-K is incorporated in this item of this Quarterly Report by this reference. There have been no material changes in the quantitative and qualitative market risks of the Company since December 31, 2006.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the Company's disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

Internal Control Over Financial Reporting

        There have been no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        The Company and its subsidiaries are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company's results of operations.

ITEM 1A.    RISK FACTORS

        There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, except as set fourth in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The Company made no unregistered sales of its equity securities or repurchases of its common stock during the quarter ended September 30, 2007.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS

        See Exhibit Index immediately following the signature page hereto.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Bankshares, Inc. Registrant

Date:	November 7, 2007	By	/s/ James E. Adams
James E. Adams Executive Vice President, Chief Financial Officer and Assistant Secretary

EXHIBIT INDEX

Exhibit No.	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

PART 1—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
GREEN BANKSHARES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS September 30, 2007 and December 31, 2006 (Amounts in thousands, except share and per share data)
GREEN BANKSHARES, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME Three and Nine Months Ended September 30, 2007 and 2006 (Amounts in thousands, except share and per share data)
GREEN BANKSHARES, INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY For the Nine Months Ended September 30, 2007 (Amounts in thousands, except share and per share data)
GREEN BANKSHARES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2007 and 2006 (Amounts in thousands, except share and per share data)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2007 Unaudited (Amounts in thousands, except share and per share data)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX