Form 10-K
period 2007-12-31
GREEN BANKSHARES, INC.
filed 2008-03-14
CIK 764402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Common Stock — $2.00 par value
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if you are a smaller reporting Company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $369 million. The market value calculation was determined using the closing sale price of the registrant’s common stock on June 30, 2007, as reported on the Nasdaq Global Select Market. For purposes of this calculation, the term “affiliate” refers to all directors, executive officers and 10% shareholders of the registrant. As of the close of business on March 14, 2008 13,001,321 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
1.	Portions of Proxy Statement for 2008 Annual Meeting of Shareholders. (Part III)

PART I
Forward-Looking Statements
The information contained herein contains forward-looking statements that involve a number of risks and uncertainties. A number of factors, including those discussed herein, could cause results to differ materially from those anticipated by such forward-looking statements which are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as “intends,” “believes,” “expects,” “may,” “will,” “should,” “seeks,” “pro forma” or “anticipates,” or the negatives thereof, or other variations thereon of comparable terminology, or by discussions of strategy or intentions. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Company, as well as assumptions relating to the foregoing. The Company’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including, but not limited to those identified in “Item 1A. Risk Factors” in this Form 10-K and (1) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (2) lack of sustained growth in the economy in the markets that the Bank serves; (3) increased competition with other financial institutions in the markets that the Bank serves; (4) changes in the legislative and regulatory environment; (5) the Company’s failure to successfully implement its growth strategy; and (6) the loss of key personnel. All forward-looking statements herein are based on information available to us as of the date this Annual Report on Form 10-K was filed with the Securities and Exchange Commission (“SEC”).
ITEM 1. BUSINESS.
Presentation of Amounts
All dollar amounts set forth below, other than per-share amounts, are in thousands unless otherwise noted.
The Company
Green Bankshares, Inc. (the “Company”) was formed in 1985 and serves as the bank holding company for GreenBank (the “Bank”), which is a Tennessee-chartered commercial bank that conducts the principal business of the Company. At December 31, 2007, and based upon relevant information available at that time, the Company believes it was the third largest bank holding company headquartered in the state of Tennessee. At December 31, 2007, the Company maintained a main office in Greeneville, Tennessee and 65 full-service bank branches (of which eleven are in leased operating premises), a location for mortgage banking and nine separate locations operated by the Bank’s subsidiaries.
The Company’s assets consist primarily of its investment in the Bank and liquid investments. Its primary activities are conducted through the Bank. At December 31, 2007, the Company’s consolidated total assets were $2,947,741, its consolidated net loans were $2,356,376, its total deposits were $1,986,793 and its total shareholders’ equity was $322,477.
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

The operations of the Company are significantly affected by prevailing economic conditions, competition and the monetary, fiscal and regulatory policies of governmental agencies. Lending activities are influenced by the general credit needs of individuals and small and medium-sized businesses in the Company’s market areas, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily the rates paid on competing investments, account maturities and the levels of personal income and savings in the Company’s market areas.
The principal executive offices of the Company are located at 100 North Main Street, Greeneville, Tennessee 37743-4992 and its telephone number is (423) 639-5111.
The Bank and its Subsidiaries
The Bank is a Tennessee-chartered commercial bank established in 1890 which has its principal executive offices in Greeneville, Tennessee. The principal business of the Bank consists of attracting deposits from the general public and investing those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial and residential real estate loans, commercial loans and installment consumer loans. At December 31, 2007, the Bank had 64 full-service banking offices located in Greene, Blount, Cocke, Hamblen, Hawkins, Knox, Loudon, McMinn, Monroe, Sullivan, and Washington Counties in East Tennessee and in Davidson, Lawrence, Macon, Montgomery, Rutherford, Smith, Sumner and Williamson Counties in Middle Tennessee. The Bank also operates two other full service branches–one located in nearby Madison County, North Carolina and the other in nearby Bristol, Virginia. Further, the Bank operates a mortgage banking operation in Knox County, Tennessee.
The Bank also offers other financial services through three wholly-owned subsidiaries. Through Superior Financial Services, Inc. (“Superior Financial”), the Bank operates eight consumer finance company offices located in Greene, Blount, Hamblen, Washington, Sullivan, Sevier, Knox and Bradley Counties, Tennessee. Through GCB Acceptance Corporation (“GCB Acceptance”), the Bank operates a sub-prime automobile lending company with a sole office in Johnson City, Tennessee. Through Fairway Title Co., the Bank operates a title company headquartered in Knox County, Tennessee. At December 31, 2007, these three subsidiaries had total combined assets of $37,992 and total combined loans, net of unearned interest and loan loss reserve, of $35,273.
Deposits of the Bank are insured by the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to supervision and regulation by the Tennessee Department of Financial Institutions (the “Banking Department”) and the FDIC. See “Regulation, Supervision and Governmental Policy.”
On October 7, 2005, the Company purchased five bank branches in Montgomery County, Tennessee. This purchase (the “Clarksville transaction”) also added to the Bank’s presence in Middle Tennessee.
On May 18, 2007, the Company completed its acquisition of Franklin, Tennessee-based Civitas BankGroup, Inc. (“CVBG”). The Company was the surviving corporation of the merger with CVBG. CVBG was the bank holding company for Cumberland Bank which had 12 offices in the Nashville Metropolitan Statistical Area (“MSA”). Cumberland Bank was subsequently merged with the Bank, with the Bank as the surviving entity. The aggregate purchase price was $164,268, including $45,793 in cash and 3,091,495 shares of the Company’s common stock.
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

The Bank had historically operated under a single bank charter while conducting business under 18 bank brands with a distinct community-based brand in almost every market. On March 31, 2007 the Bank announced that it had changed all brand names to GreenBank throughout all the communities it serves to better enhance recognition and customer convenience. The Bank continues to offer local decision making through the presence of its regional executives in each of its markets, while maintaining a cost effective organizational structure in its back office and support areas.
The Bank focuses its lending efforts predominately on individuals and small to medium-sized businesses while it generates deposits primarily from individuals in its local communities. To aid in deposit generation efforts, the Bank offers its customers extended hours of operation during the week as well as Saturday and Sunday banking. The Bank also offers free online banking along with its High Performance Checking Program which since its inception has generated a significant number of core transaction accounts.
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
Lending Activities
General. The loan portfolio of the Company is comprised of commercial real estate, residential real estate, commercial and consumer loans. Such loans are primarily originated within the Company’s market areas of East and Middle Tennessee and are generally secured by residential or commercial real estate or business or personal property located in its market footprint.
Loan Composition. The following table sets forth the composition of the Company’s loans at December 31 for each of the periods indicated:

	2007	2006	2005	2004	2003

Commercial real estate	$1,549,457	$921,190	$729,254	$484,088	$445,104
Residential real estate	398,779	281,629	319,797	319,713	295,528
Commercial	320,264	258,998	245,285	165,975	134,823
Consumer	97,635	87,111	90,682	82,532	81,624
Other	3,871	2,203	3,476	4,989	6,134
Unearned interest	(13,630)	(11,502)	(9,852)	(10,430)	(10,988)

Loans, net of unearned interest	$2,356,376	$1,539,629	$1,378,642	$1,046,867	$952,225

Allowance for loan losses	$(34,111)	$(22,302)	$(19,739)	$(15,721)	$(14,564)

Loan Maturities. The following table reflects at December 31, 2007 the dollar amount of loans maturing based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity are reported as due in one year or less.

	Due in One	Due After One Year	Due After
	Year or Less	Through Five Years	Five Years	Total

Commercial real estate	$866,485	$591,190	$91,782	$1,549,457
Residential real estate (1)	72,041	119,053	202,184	393,278
Commercial	186,528	123,045	10,691	320,264
Consumer (1)	27,212	58,961	3,333	89,506
Other	3,341	382	148	3,871

Total	$1,155,607	$892,631	$308,138	$2,356,376

(1)	Net of unearned interest

The following table sets forth the dollar amount of the loans maturing subsequent to the year ending December 31, 2008 distinguished between those with predetermined interest rates and those with floating, or variable, interest rates.

	Fixed Rate	Variable Rate	Total

Commercial real estate	$494,423	$188,549	$682,972
Residential real estate	169,696	151,541	321,237
Commercial	101,174	32,562	133,736
Consumer	61,512	782	62,294
Other	426	104	530

Total	$827,231	$373,538	$1,200,769

Commercial Real Estate Loans. The Company originates commercial loans, generally to existing business customers, secured by real estate located in the Company’s market area. At December 31, 2007, commercial real estate loans totaled $1,549,457, or 66%, of the Company’s net loan portfolio. Commercial real estate loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary source of repayment, financial strength of any guarantor, strength of the tenant (if any), liquidity, leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. Generally, the Company will loan up to 80-85% of the value of improved property, 65% of the value of raw land and 75% of the value of land to be acquired and developed. A first lien on the property and assignment of lease is required if the collateral is rental property, with second lien positions considered on a case-by-case basis.
Residential Real Estate. The Company also originates one-to-four family, owner-occupied residential mortgage loans secured by property located in the Company’s primary market areas. The majority of the Company’s residential mortgage loans consists of loans secured by owner-occupied, single-family residences. At December 31, 2007, the Company had $398,779, or 17%, of its net loan portfolio in residential real estate loans. Residential real estate loans generally have a loan-to-value ratio of 85% or less. These loans are underwritten by giving consideration to the ability to pay, stability of employment or source of income, credit history and loan-to-value ratio. Home equity loans make up approximately 31% of residential real estate loans. Home equity loans may have higher loan-to-value ratios when the borrower’s repayment capacity and credit history conform to underwriting standards. Superior Financial extends sub-prime mortgages to borrowers who generally have a higher risk of default than mortgages extended by the Bank. Sub-prime mortgages totaled $14,656, or 4%, of the Company’s residential real estate loans at December 31, 2007.
The Company sells most of its one-to-four family mortgage loans in the secondary market to Freddie Mac and other mortgage investors through the Bank’s mortgage banking operation. Sales of such loans to Freddie Mac and other mortgage investors totaled $84,282 and $68,747 during 2007 and 2006, respectively, and the related mortgage servicing rights were sold together with the loans.
Commercial Loans. Commercial loans are made for a variety of business purposes, including working capital, inventory and equipment and capital expansion. At December 31, 2007, commercial loans outstanding totaled $320,264, or 14%, of the Company’s net loan portfolio. Such loans are usually amortized over one to seven years and generally mature within five years. Commercial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, financial strength of any guarantor, liquidity, leverage, management experience, ownership structure, economic conditions and industry-specific trends and collateral. The loan to value ratio depends on the type of collateral. Generally speaking, accounts receivable are financed between 70% and 80% of accounts receivable less than 90 days past due. If other collateral is taken to support the loan, the loan to value of accounts receivable may approach 85%. Inventory financing will range between 50% and 60% depending on the borrower and nature of the inventory. The Company requires a first lien position for such loans. These types of loans are generally considered to be a higher credit risk than other loans originated by the Company.
Consumer Loans. At December 31, 2007, the Company’s consumer loan portfolio totaled $97,635, or 4%, of the Company’s total net loan portfolio. The Company’s consumer loan portfolio is composed of secured and unsecured loans originated by the Bank, Superior Financial and GCB Acceptance. The consumer loans of the Bank have a higher risk of default than other loans originated by the Bank. Further, consumer loans originated by Superior Financial and GCB Acceptance, which are finance companies rather than banks, generally have a greater risk of default than such loans originated by commercial banks and, accordingly, carry a higher interest rate. Superior Financial and GCB Acceptance consumer loans totaled approximately $37,297, or 38%, of the Company’s installment consumer loans at December 31, 2007. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

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

	At December 31,
	2007	2006	2005	2004	2003

Loans accounted for on a non-accrual basis	$32,060	$3,479	$5,915	$6,242	$4,305
Accruing loans which are contractually past due 90 days or more as to interest or principal payments	18	28	809	664	224

Total non-performing loans	32,078	3,507	6,724	6,906	4,529
Real estate owned:
Foreclosures	4,401	1,445	2,920	1,353	3,599
Other real estate held and repossessed assets	458	243	823	213	627

Total non-performing assets	$36,937	$5,195	$10,467	$8,472	$8,755

Total non-performing assets increased by $31,742 from December 31, 2006 to December 31, 2007. This increase was principally a function of the rapid deterioration of residential real estate construction lending during the fourth quarter of 2007 in the Company’s urban markets, primarily Nashville and Knoxville, and the aggressive action taken to identify and appropriately classify these assets. The Company’s continuing efforts to resolve nonperforming loans occasionally include foreclosures, which result in the Company’s ownership of the real estate underlying the mortgage. If nonaccrual loans at December 31, 2007 had been current according to their original terms and had been outstanding throughout 2007, or since origination if originated during the year, interest income on these loans would have been approximately $2,214. Interest actually recognized on these loans during 2007 was $1,977.
Foreclosed real estate increased $2,956 to $4,401 at December 31, 2007 from $1,445 at December 31, 2006. The real estate consists of 18 properties, of which 15 are single family residential properties with a carrying value of $4,150, two are multi-acre vacant land with carrying value of $29 and one consists of five lots with a carrying value of $222. Management expects to liquidate these properties during 2008. Management has recorded these properties at fair value less estimated selling costs, and the subsequent sale of such properties is not expected to result in any material adverse effect on the Company’s results of operations, subject to business and marketing conditions at the time of sale. Other repossessed assets increased $215 to $458 at December 31, 2007 from $243 at December 31, 2006. The increase is due primarily to increased automobile repossessions at one of the Company’s subsidiaries.
Total impaired loans, defined under Statement of Accounting Standards (“SFAS”) No. 114 as loans which, based upon current information and events it is considered probable that the Company will be unable to collect all amounts of contractual interest and principal as scheduled in the loan agreement, increased by $31,200 from $5,067 at December 31, 2006 to $36,267 at December 31, 2007. Under SFAS No. 114, the impairment is probable if the future event or events confirming the fact of the loss are likely to occur. Impaired loans may, or may not, be included in non-performing loans. This increase is primarily attributable to the rapid deterioration during the fourth quarter of 2007 in residential real estate construction loans located in its urban markets.

At December 31, 2007, the Company had approximately $4,200 in loans that are not currently classified as nonaccrual or 90 days past due or otherwise restructured but which known information about possible credit problems of borrowers caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms. Such loans were considered classified by the Company and were composed primarily of various commercial, commercial real estate and consumer loans. The Company believes that these loans are adequately secured and management currently does not expect any material loss.
Allowance for Loan Losses. The allowance for loan losses is maintained at a level which management believes is adequate to absorb all probable losses on loans then present in the loan portfolio. The amount of the allowance is affected by: (1) loan charge-offs, which decrease the allowance; (2) recoveries on loans previously charged-off, which increase the allowance; and (3) the provision for possible loan losses charged to income, which increases the allowance. In determining the provision for possible loan losses, it is necessary for management to monitor fluctuations in the allowance resulting from actual charge-offs and recoveries, and to periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions in an effort to evaluate portfolio risks. If actual losses exceed the amount of the allowance for loan losses, earnings of the Company could be adversely affected. The amount of the provision is based on management’s judgment of those risks. During the year ended December 31, 2007, the Company’s provision for loan losses increased by $8,976 to $14,483 from $5,507 for the year ended December 31, 2006, while the allowance for loan losses increased by $11,809 to $34,111 at December 31, 2007 from $22,302 at December 31, 2006. The increase in the provision for loan losses was attributable primarily to weakened economic conditions experienced in the Company’s urban markets, principally in the Nashville and Knoxville markets, during the fourth quarter of 2007 accompanied by deteriorating credit quality associated primarily with residential real estate construction loans in those markets.
The increase in the allowance for loan losses was attributable primarily to weakened economic conditions experienced in the Company’s urban markets, principally the Nashville and Knoxville markets, during the fourth quarter of 2007, accompanied by deteriorating credit quality associated primarily with residential real estate construction loans in these markets along with the $9,022 allowance acquired from the CVBG acquisition. After recognizing net charge-offs of $11,696 for the year, the Company reviewed loan concentrations in the residential real estate construction category along with continued economic weaknesses in its urban markets and provided an additional $14,483 to cover estimated losses inherent in the portfolio. While the allowance for loan losses as a percentage of total loans remained constant from the prior year at 1.45% on a consolidated basis, the allowance for loan losses in our banking segment increased year over year as a result of the higher level of non-performing banking assets, and losses inherent in this segment of the Company’s business, as noted in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – NOTE 17 – SEGEMENT INFORMTION”. Although Management believes that the allowance for loan losses is adequate to cover estimated losses inherent in the portfolio, there can be no assurances that additional reserves may not be required in the future.

The following is a summary of activity in the allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2007	2006	2005	2004	2003

Balance at beginning of year	$22,302	$19,739	$15,721	$14,564	$12,586
Reserve acquired in acquisition	9,022	—	1,467	363	1,340

Subtotal	31,324	19,739	17,188	14,927	13,926
Commercial real estate
Charge-offs:
Commercial real estate	(7,516)	(494)	(189)	(1,044)	(664)
Commercial	(2,065)	(879)	(1,500)	(1,538)	(1,007)

Subtotal	(9,581)	(1,373)	(1,689)	(2,582)	(1,671)

Residential real estate	(840)	(947)	(622)	(424)	(745)
Consumer	(3,050)	(2,009)	(3,250)	(3,962)	(4,381)
Other	—	(28)	(22)	(12)	—

Total charge-offs	(13,471)	(4,357)	(5,583)	(6,980)	(6,797)

Recoveries:
Commercial real estate	289	17	180	66	90
Commercial	227	171	160	304	195

Subtotal	516	188	340	370	287

Residential real estate	213	284	166	63	92
Consumer	1,038	936	1,246	1,504	1,281
Other	8	5	17	1	—

Total recoveries	1,775	1,413	1,769	1,938	1,660

Net charge-offs	(11,696)	(2,944)	(3,814)	(5,042)	(5,137)

Provision for loan losses	14,483	5,507	6,365	5,836	5,775

Balance at end of year	$34,111	$22,302	$19,739	$15,721	$14,564

Ratio of net charge-offs to average loans outstanding, net of unearned discount, during the period	.57%	.20%	.32%	0.51%	.64%

Ratio of allowance for loan losses to non-performing loans	106.34%	635.93%	293.56%	227.64%	321.57%

Ratio of allowance for loan losses to total loans, net of unearned income	1.45%	1.45%	1.43%	1.50%	1.53%

Breakdown of allowance for loan losses by category. The following table presents an allocation among the listed loan categories of the Company’s allowance for loan losses at the dates indicated and the percentage of loans in each category to the total amount of loans at the respective year-ends:

	At December 31,
	2007		2006		2005		2004		2003
		Percent of		Percent of		Percent of		Percent of		Percent of
		loans in		loans in		loans in		loans in		loans in
		each		each		each		each		each
		category		category		category		category		category
Balance at end of period		to total		to total		to total		to total		to total
applicable to:	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans

Commercial real estate	$20,489	65.38%	$10,619	59.38%	$8,889	52.90%	$5,939	46.25%	$4,737	46.75%
Residential real estate	2,395	16.83%	1,639	18.16%	2,035	22.92%	1,922	30.11%	2,037	30.56%
Commercial	7,575	13.51%	6,645	16.70%	4,797	17.79%	3,666	15.85%	3,001	14.16%
Consumer	3,635	4.12%	3,384	5.62%	3,960	6.14%	3,856	7.31%	4,080	7.89%
Other	17	.16%	15	0.14%	58	0.25%	338	0.48%	709	0.64%

Totals	$34,111	100.00%	$22,302	100.00%	$19,739	100.00%	$15,721	100.00%	$14,564	100.00%

Investment Activities
General. The Company maintains a portfolio of investments to cover minimum pledging requirements for municipal deposits and borrowings.
Securities by Category. The following table sets forth the carrying value of the securities, by major categories, held by the Company at December 31, 2007, 2006 and 2005:

	At December 31,
	2007	2006	2005

Securities Held to Maturity:
Obligations of state and political subdivisions	$1,049	$1,794	$2,630
Corporate Securities	254	751	749

Total	$1,303	$2,545	$3,379

Securities Available for Sale:
U.S. Government, corporations and agencies	$197,908	$33,814	$40,755
Obligations of state and political subdivisions	34,388	1,702	1,700
Trust Preferred Securities	2,977	2,224	6,413

Total	$235,273	$37,740	$48,868

Maturity Distributions of Securities. The following table sets forth the distributions of maturities of securities at amortized cost as of December 31, 2007:

		Due After One	Due After Five
	Due in One	Year through	Years through	Due After
	Year or Less	Five Years	10 Years	10 Years	Total

US Government agency obligations – available for sale	$258	$5,517	$37,685	$152,091	$195,551
Obligations of state and political subdivisions – available for sale	500	1,411	11,485	20,754	34,150
Obligations of state and political subdivisions – held to maturity	385	664	—	—	1,049
Other securities – available for sale	—	—	—	3,094	3,094
Other securities – held to maturity	—	254	—	—	254

Subtotal	$1,143	$7,846	$49,170	$175,939	$234,098
Market value adjustment on available for sale securities	(7)	69	615	1,801	2,478

Total	$1,136	$7,915	$49,785	$177,740	$236,576

Weighted average yield (a)	4.07%	5.35%	5.71%	5.71%	5.69%

(a)	Weighted average yields on tax-exempt obligations have been computed on a fully taxable-equivalent basis using a tax rate of 35%.
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Deposits
Deposits are the primary source of funds for the Company. Such deposits consist of noninterest bearing and interest-bearing demand deposit accounts, regular savings deposits, Money Market accounts and market rate Certificates of Deposit. Deposits are attracted from individuals, partnerships and corporations in the Company’s market areas. In addition, the Company obtains deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions. The Company’s Asset/Liability Management Policy permits the acceptance of limited amounts of brokered deposits.
The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated:

	Year Ended December 31,
	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid

Types of deposits (all in domestic offices):
Noninterest bearing demand deposits	$184,529	—	$147,947	—	$125,071	—
Interest-bearing demand deposits	581,340	2.78%	420,041	2.38%	355,566	1.52%
Savings deposits	73,355	.75%	72,978	.70%	68,053	0.36%
Time deposits	951,455	4.70%	641,672	3.98%	591,608	3.01%

Total deposits	$1,790,679		$1,282,638		$1,140,298

The following table indicates the amount of the Company’s certificates of deposit of $100 or more by time remaining until maturity as of December 31, 2007:

Certificates of
Maturity Period	Deposits

Three months or less	$216,170
Over three through six months	217,746
Over six through twelve months	74,090
Over twelve months	44,957

Total	$552,963

Competition
To compete effectively, the Company relies substantially on local commercial activity; personal contacts by its directors, officers, other employees and shareholders; personalized services; and its reputation in the communities it serves.
According to data as of June 30, 2007 published by SNL Financial LC and using information from the FDIC, the Bank ranked as the largest independent commercial bank headquartered in East Tennessee, and its major market areas include Greene, Blount, Davidson, Hamblen, Hawkins, Knox, Lawrence, Loudon, Macon, McMinn, Montgomery, Rutherford, Smith, Sullivan, Sumner, Washington and Williamson Counties, Tennessee and portions of Cocke, Monroe and Jefferson Counties, Tennessee. In Greene County, in which the Company enjoyed its largest deposit share as of June 30, 2007, there were seven commercial banks and one savings bank, operating 26 branches and holding an aggregate of approximately $1.1 billion in deposits as of June 30, 2007. The following table sets forth the Bank’s deposit share, excluding credit unions, in each county in which it has a full-service branch(s) as of June 30, 2007, according to data published by the FDIC:

County	Deposit Share
Greene, TN	39.83%
Hawkins, TN	14.33%
Sumner, TN	13.57%
Lawrence, TN	13.39%
Smith, TN	13.25%
Blount, TN	10.73%
Macon, TN	10.24%
Montgomery, TN	9.45%
Hamblen, TN	7.27%
Cocke, TN	7.18%
Williamson, TN	6.56%
McMinn, TN	6.16%
Madison, NC	5.35%
Washington, TN	3.85%
Loudon, TN	3.36%
Bristol, VA1	2.24%
Rutherford, TN	2.20%
Sullivan, TN	1.63%
Monroe, TN	0.94%
Davidson, TN	0.65%
Knox, TN	0.45%

[1]	Bristol, VA is deemed a city.
Employees
As of December 31, 2007 the Company employed 789 full-time equivalent employees. None of the Company’s employees are presently represented by a union or covered under a collective bargaining agreement. Management considers relations with employees to be good.
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
Transactions with Affiliates. The Federal Reserve Act, as amended by Regulation W, imposes legal restrictions on the quality and amount of credit that a bank holding company or its non-bank subsidiaries (“affiliates”) may obtain from bank subsidiaries of the holding company. For instance, these restrictions generally require that any such extensions of credit by a bank to its affiliates be on non-preferential terms and be secured by designated amounts of specified collateral. Further, a bank’s ability to lend to its affiliates is limited to 10% per affiliate (20% in the aggregate to all affiliates) of the bank’s capital and surplus.

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
Capital Requirements. The FRB has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies, and the FDIC has established similar guidelines for state-chartered banks, such as the Bank, that are not members of the FRB. The regulations of the FRB and FDIC impose two sets of capital adequacy requirements: minimum leverage rules, which require the maintenance of a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At December 31, 2007, the Company and the Bank satisfied the minimum required regulatory capital requirements. See Note 11 of Notes to Consolidated Financial Statements.
The FDIC has issued final regulations that classify insured depository institutions by capital levels and require the appropriate federal banking regulator to take prompt action to resolve the problems of any insured institution that fails to satisfy the capital standards. Under such regulations, a “well-capitalized” bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. As of December 31, 2007, the Bank was “well-capitalized” as defined by the regulations. See Note 11 of Notes to Consolidated Financial Statements for further information.

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
USA Patriot Act. The President of the United States signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “Patriot Act”), into law on October 26, 2001. The Patriot Act establishes a wide variety of new and enhanced ways of combating international terrorism. The provisions that affect banks (and other financial institutions) most directly are contained in Title III of the act. In general, Title III amended existing law — primarily the Bank Secrecy Act — to provide the Secretary of Treasury (the “Treasury”) and other departments and agencies of the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes.
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
The Company’s success significantly depends upon the growth in population, income levels, deposits, residential real estate stability and housing starts in its market areas. If the communities in which the Company operates do not grow or if prevailing economic conditions locally or nationally are unfavorable, the Company’s business may not succeed. Adverse economic conditions in the Company’s specific market areas could reduce its growth rate, affect the ability of its customers to repay their loans to the Company and generally affect its financial condition and results of operations. Moreover, the Company cannot give any assurance that it will benefit from any market growth or favorable economic conditions in its primary market areas if they do occur.
Any adverse market or economic conditions in the state of Tennessee may increase the risk that the Company’s borrowers will be unable to timely make their loan payments. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2007, approximately 82.45% of the Company’s loans held for investment were secured by real estate. Of this amount, approximately 35.89% were commercial real estate loans, 18.23% were residential real estate loans and 45.89% were construction and development loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the state of Tennessee could adversely affect the value of the Company’s assets, revenues, results of operations and financial condition.

The Company could sustain losses if its asset quality declines further.
The Company’s earnings are affected by its ability to properly originate, underwrite and service loans. The Company could sustain losses if it incorrectly assesses the creditworthiness of its borrowers or fails to detect or respond to deterioration in asset quality in a timely manner. Recent problems with asset quality have caused, and could continue to cause, the Company’s interest income and net interest margin to decrease and its provisions for loan losses to increase, which could adversely affect the Company’s results of operations and financial condition. Further increases in non-performing loans would reduce net interest income below levels that would exist if such loans were performing.
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
Continued problems in residential real estate construction markets could adversely affect the Company’s loan portfolio quality.
During adverse general economic conditions, such as the Company believes is now being experienced in residential real estate construction nationwide, borrowers may suffer above normal financial strain and, as a result, the Company’s loans to these borrowers have deteriorated and may deteriorate further and may result in additional charge-offs.
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
Development of Offices. There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, the Company’s de novo branches may be expected to negatively impact its earnings during this period of time until the branches reach certain economies of scale.

Expansion into New Markets. Much of the Company’s growth overt the last three years has been focused in the highly competitive Nashville, Knoxville and Clarksville metropolitan markets. The customer demographics and financial services offerings in these markets are unlike those found in the East Tennessee markets that the Company has historically served. In the Nashville, Knoxville and Clarksville markets, the Company faces competition from a wide array of financial institutions. The Company’s expansion into these new markets may be impacted if it is unable to meet customer demands or compete effectively with the financial institutions operating in these markets.
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
The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq that are applicable to the Company, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, the Company has experienced, and may continue to experience, greater compliance costs.
The Company’s recent results may not be indicative of its future results.
The Company may not be able to sustain its historical rate of growth or may not even be able to grow its business at all. In addition, the Company’s recent growth may distort some of its historical financial ratios and statistics. In the future, the Company may not have the benefit of historically favorable factors, such as a strong population in-migration in the State of Tennessee, a reasonable residential real estate market, or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit the Company’s ability to expand its market presence.
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
As of March 14, 2008, directors and executive officers beneficially owned approximately 10.56% of the Company’s common stock. Agreements with selected members of the Company’s senior management also provide for certain payments under various circumstances following a change in control. These compensation arrangements, together with the common stock and option ownership of the Company’s board of directors and management, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals.

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
The Company derives its income solely from dividends on the shares of common stock of the Bank. The Bank’s ability to declare and pay dividends is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the Tennessee Department of Financial Institutions. In addition, the FRB may impose restrictions on the Company’s ability to pay dividends on its common stock. As a result, the Company cannot assure its shareholders that it will declare or pay dividends on shares of its common stock in the future.

Holders of the Company’s junior subordinated debentures have rights that are senior to those of its common shareholders.
The Company has supported its continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2007, the Company had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $88.7 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by the Company. Further, the accompanying junior subordinated debentures the Company issued to the trusts are senior to its shares of common stock. As a result, the Company must make payments on the junior subordinated debentures before any dividends can be paid on its common stock and, in the event of its bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on its common stock. The Company has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
At December 31, 2007, the Company maintained a main office in Greeneville, Tennessee in a building it owns, 65 full-service bank branches (of which 54 are owned premises and 11 are leased premises) and a building for mortgage lending operations which it owns. In addition, the Bank’s subsidiaries operate from nine separate locations, all of which are leased.
ITEM 3. LEGAL PROCEEDINGS.
The Company and its subsidiaries are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company’s results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted during the fourth quarter of 2007 to a vote of security holders of the Company through a solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
On March 14, 2008, Green Bankshares had 13,001,321 shares of common stock outstanding. The Company’s shares are traded on The Nasdaq Global Select Market, under the symbol “GRNB”. As of March 14, 2008, the Company estimates that it had approximately 6,000 shareholders, including approximately 2,900 shareholders of record and approximately 3,100 beneficial owners holding shares in nominee or “street” name.
The following table shows the high and low sales price and closing price for the Company’s common stock as reported by The Nasdaq Global Select Market for 2007 and 2006. The table also sets forth the dividends per share paid each quarter during 2007 and 2006.

	High/Low Sales Price	Closing	Dividends Paid
	During Quarter	Price	Per Share
2007:
First quarter	$40.50 / 32.83	$33.91	$0.13
Second quarter	35.86 / 31.19	31.26	0.13
Third quarter	38.63 / 29.84	36.45	0.13
Fourth quarter	37.49 / 16.76	19.20	0.29

			$0.68

2006:
First quarter	$29.93 / 27.01	$29.21	$0.12
Second quarter	32.20 / 27.90	30.96	0.12
Third quarter	37.77 / 29.28	36.56	0.12
Fourth quarter	39.73 / 35.06	39.73	0.28

			$0.64

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
Moreover, there are a number of federal and state banking policies and regulations that restrict the Bank’s ability to pay dividends to the Company and the Company’s ability to pay dividends to its shareholders. In particular, because the Bank is a depository institution and its deposits are insured by the FDIC, it may not pay dividends or distribute capital assets if it is in default on any assessment due to the FDIC. In addition, the Tennessee Banking Act prohibits the Bank from declaring dividends in excess of net income for the calendar year in which the dividend is declared plus retained net income for the preceding two years without the approval of the Commissioner of the Tennessee Department of Financial Institutions. Also, the Bank is subject to regulations which impose certain minimum regulatory capital and minimum state law earnings requirements that affect the amount of cash available for distribution to the Company. Lastly, under Federal Reserve policy, the Company is required to maintain adequate regulatory capital, is expected to serve as a source of financial strength to the Bank and to commit resources to support the Bank. These policies and regulations may have the effect of reducing or eliminating the amount of dividends that the Company can declare and pay to its shareholders in the future. For information regarding restrictions on the payment of dividends by the Bank to the Company, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity and Capital Resources” in this Annual Report. See also Note 11 of Notes to Consolidated Financial Statements.
The Company made no repurchases of its common stock during the quarter ended December 31, 2007.

ITEM 6. SELECTED FINANCIAL DATA.

	2007(1)	2006	2005	2004	2003

Total interest income	$176,626	$117,357	$87,191	$65,076	$56,737
Total interest expense	81,973	45,400	28,405	16,058	15,914

Net interest income	94,653	71,957	58,786	49,018	40,823
Provision for loan losses	(14,483)	(5,507)	(6,365)	(5,836)	(5,775)

Net interest income after provision for loan losses	80,170	66,450	52,421	43,182	35,048
Noninterest income	27,678	20,778	14,756	13,028	11,588
Noninterest expense	(69,328)	(52,776)	(44,340)	(36,983)	(30,618)

Income before income taxes	38,520	34,452	22,837	19,227	16,018
Income tax expense	(14,146)	(13,190)	(8,674)	(7,219)	(5,781)

Net income	$24,374	$21,262	$14,163	$12,008	$10,237

Per Share Data:
Net income, basic	$2.07	$2.17	$1.73	$1.57	$1.48
Net income, assuming dilution	$2.07	$2.14	$1.71	$1.55	$1.47
Dividends declared	$.68	$.64	$.62	$0.61	$.59
Book value	$24.94	$18.80	$17.20	$14.22	$13.31
Tangible book value[2]	$12.73	$14.87	$13.15	$11.12	$10.57

Financial Condition Data:
Assets	$2,947,741	$1,772,654	$1,619,989	$1,233,403	$1,108,522
Loans, net of unearned interest	$2,356,376	$1,539,629	$1,378,642	$1,046,867	$952,225
Cash and investments	$314,615	$91,997	$104,872	$76,637	$80,910
Federal funds sold	$—	$25,983	$28,387	$39,921	$5,254
Deposits	$1,986,793	$1,332,505	$1,295,879	$988,022	$907,115
FHLB advances and notes payable	$318,690	$177,571	$105,146	$85,222	$63,030
Subordinated debentures	$88,662	$13,403	$13,403	$10,310	$10,310
Federal funds purchased and repurchase agreements	$194,525	$42,165	$17,498	$13,868	$12,896
Shareholders’ equity	$322,477	$184,471	$168,021	$108,718	$101,935
Tangible shareholders’ equity[2]	$164,650	$145,931	$128,399	$85,023	$80,965

Selected Ratios:
Interest rate spread	3.83%	4.32%	4.30%	4.53%	4.59%
Net interest margin[3]	4.25%	4.77%	4.61%	4.75%	4.83%
Return on average assets	0.98%	1.28%	1.02%	1.06%	1.12%
Return on average equity	8.96%	11.91%	11.09%	11.23%	12.59%
Return on average tangible equity[2]	15.41%	15.25%	14.04%	13.95%	13.38%
Average equity to average assets	10.91%	10.78%	9.20%	9.47%	8.87%
Dividend payout ratio	32.85%	29.49%	35.84%	38.85%	39.86%
Ratio of nonperforming assets to total assets assets	1.25%	0.29%	0.65%	0.69%	0.79%
Ratio of allowance for loan losses to nonperforming loans	106.34%	635.93%	293.56%	227.64%	321.57%
Ratio of allowance for loan losses to total loans, net of unearned income loans	1.45%	1.45%	1.43%	1.50%	1.53%

[1]	Information for the 2007 fiscal year includes the operations of CVBG, with which the Company merged on May 18, 2007.

[2]	Tangible shareholders’ equity is shareholders’ equity less goodwill and intangible assets.

[3]
Net interest margin is the net yield on interest earning assets and is the difference between the Fully Taxable Equivalent yield earned on interest-earning assets less the effective cost of supporting liabilities.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures
Certain financial information included in the selected financial data is determined by methods other than in accordance with accounting principles generally accepted within the United States (“GAAP”). These non-GAAP financial measures are “tangible book value per share,” “tangible shareholders’ equity,” and “return on average tangible equity.” The Company’s management, the entire Financial Services Sector, Bank Stock Analysts, and Bank Regulators use these non-GAAP measures in their analysis of the Company’s performance.
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
These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, and are not necessarily comparable to non-GAAP performance measures which may be presented by other companies. The following reconciliation table provides a more detailed analysis of these non-GAAP performance measures:

	At and for the Fiscal Years Ended December 31,
	2007	2006	2005	2004	2003
Book value per share	$24.93	$18.80	$17.20	$14.22	$13.31
Effect of intangible assets per share	$(12.20)	$(3.93)	$(4.05)	$(3.10)	$(2.74)
Tangible book value per share	$12.73	$14.87	$13.15	$11.12	$10.57
Return on average equity	8.96%	11.91%	11.09%	11.23%	12.59%
Effect of intangible assets	6.45%	3.34%	2.95%	2.72%	0.79%
Return on average tangible equity	15.41%	15.25%	14.04%	13.95%	13.38%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Despite the significantly higher loan loss provision of $14,483 in 2007 compared with $5,507 in 2006, net income increased by approximately 15% over 2006 levels and totaled $24,374 for the full year 2007. The rise in net income was driven by an increase in earning assets, primarily resulting from the Company’s acquisition of CVBG in the second quarter of 2007 together with organic loan growth. On a diluted per share basis, net income was $2.07 for 2007 compared with $2.14 for the same period a year ago, a decrease of 3%.
Net interest income for 2007 totaled $94,653, an improvement of 32% over the same period a year ago. The increase in net interest income was due to the impact of an increase in average earning assets, primarily loans and investment securities, stemming from the CVBG acquisition in the second quarter of 2007 which was partially offset by the incremental impact of the increase in average interest-bearing liabilities from the CVBG acquisition. The Company experienced a contraction throughout 2007 in the net interest margin moving from 4.78% in 2006 to 4.25% in 2007. This contraction was a result of the initial, higher costing interest-bearing liability structure associated with the CVBG acquisition resulting from philosophical market pricing differences, the impact of local market competition and the actions undertaken by the Federal Open Market Committee (“FOMC”) during the fourth quarter to significantly reduce market interest rates. Noninterest income grew by $6,900, or 33%, and totaled $27,678 for 2007. The continued success of a deposit gathering program and to a lesser extent the impact of the CVBG acquisition in the second quarter of 2007 all contributed to this improvement. Noninterest expenses totaled $69,328 for the year, up $16,552 from the prior year principally as a result of the increased noninterest expenses resulting from the acquisition of CVBG.
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
The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and the fair value of financial instruments and other accounts. Based on management’s calculation, an allowance of $34,111, or 1.45%, of total loans, net of unearned interest was an adequate estimate of losses inherent in the loan portfolio as of December 31, 2007. This estimate resulted in a provision for loan losses on the income statement of $14,483 during 2007. If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected. For further discussion of the allowance for loan losses and a detailed description of the methodology management uses in determining the adequacy of the allowance, see “ITEM 1. BUSINESS – Lending Activities – Allowance for Loan Losses” located above, and “Changes in Results of Operations – Provision for Loan Losses” located below.
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

Changes in Results of Operations
Net income. Net income for 2007 was $24,374, an increase of $3,112, or 15%, compared to net income of $21,262 for 2006. The increase is primarily attributable to an increase in net interest income of $22,696, or 32%, to $94,653 in 2007 from $71,957 in 2006 and resulted principally from higher average balances of loans from the CVBG acquisition in the second quarter of 2007 and continued organic loan growth during 2007. In addition, total noninterest income increased by $6,900, or 33%, to $27,678 in 2007 from $20,778 in 2006. The increase in noninterest income can be primarily attributed to higher fee income associated with further development of the Company’s High Performance Checking Account product. Offsetting, in part, these positive effects on net income was an increase in the loan loss provision of $8,976 over 2006 levels due to deteriorating economic conditions impacting residential real estate construction lending during the fourth quarter of 2007 and an increase in noninterest expense of $16,552, or 31%, to $69,328 in 2007 from $52,776 in 2006. The increase in noninterest expense resulted primarily from the Company’s CVBG acquisition in the second quarter of 2007.
Net income for 2006 was $21,262, an increase of $7,099, or 50%, compared to net income of $14,163 for 2005. The increase was primarily attributable to an increase in net interest income of $13,171, or 22%, to $71,957 in 2006 from $58,786 in 2005 and resulted principally from higher average balances of loans due to organic loan growth in 2006 as well as loans added from the Clarksville transaction in the first part of the fourth quarter-2005. In addition, total noninterest income increased by $6,022, or 41%, to $20,778 in 2006 from $14,756 in 2005. The increase in noninterest income was the result of higher fee income associated with further development of the Company’s High Performance Checking Account product. Offsetting, in part, these positive effects on net income was an increase in noninterest expense of $8,436, or 19%, to $52,776 in 2006 from $44,340 in 2005. The increase in noninterest expense resulted primarily as a result of the Company’s Clarksville transaction during the first part of the fourth quarter of 2005.
Net Interest Income. The largest source of earnings for the Company is net interest income, which is the difference between interest income on earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors that affect net interest income are changes in volumes and rates on earning assets and interest-bearing liabilities, which are affected in part by management’s anticipatory responses to changes in interest rates through asset/liability management. During 2007, net interest income was $94,653 as compared to $71,957 in 2006, an increase of 32%. The Company experienced solid growth in average balances of interest-earning assets, with average total interest-earning assets increasing by $730,979, or 48%, to $2,239,446 in 2007 from $1,508,467 in 2006. Most of the growth occurred in loans, with average loan balances increasing by $609,203, or 42%, to $2,059,719 in 2007 from $1,450,516 in 2006. Average investment securities also increased $123,521, or 224%, to $178,673 in 2007 from $55,152 in 2006. Both of these increases are attributable to the CVBG acquisition that took place in the second quarter of 2007. Average balances of total interest-bearing liabilities also increased in 2007 from 2006, with average total interest-bearing deposit balances increasing by $471,460, or 42%, to $1,606,151 in 2007 from $1,134,691 in 2006, average securities sold under repurchase agreements and short-term borrowings, subordinated debentures and FHLB advances and notes payable increased by $226,810, or 128%, to $403,452 in 2007 from $176,642 in 2006. These increases are primarily related the Company’s CVBG acquisition which closed May 18, 2007 and in which the Company acquired approximately $631,000 in loans, $200,000 in investment securities, $699,000 in deposits and $145,000 in securities sold under repurchase agreements and short-term borrowings, subordinated debentures and FHLB advances and notes payable. These balances had approximately a seven and one-half month effect on full year average balances of interest-earning assets and interest-bearing liabilities.
During 2006, net interest income was $71,957 as compared to $58,786 in 2005, an increase of 22%. The Company experienced solid growth in average balances of interest-earning assets, with average total interest-earning assets increasing by $232,676, or 18%, to $1,508,467 in 2006 from $1,275,791 in 2005. Most of the growth occurred in loans, with average loan balances increasing by $259,439, or 22%, to $1,450,516 in 2006 from $1,191,077 in 2005. In order to fund the growth in assets, average balances of total interest-bearing liabilities also increased in 2006 from 2005, with average total interest-bearing deposit balances increasing by $119,464, or 12%, to $1,134,691 in 2006 from $1,015,227 in 2005 and average FHLB advances and note payable increasing by $54,726, or 61%, to $144,155 in 2006 from $89,429 in 2005. The Company emphasized various types of deposits while utilizing FHLB advances and overnight borrowings to optimize its funding sources. The Clarksville transaction, closed on October 7, 2005 and the Company acquired approximately $112,000 in loans and $173,000 in deposits. Most of the increase in net interest income in 2006 compared to 2005 related to the increased loan volume resulting primarily from the Company’s organic loan growth bolstered by the late-2005 Clarksville branch acquisitions. The positive net interest income impact of the increase in average loan volumes was partially offset by rising costs associated with both deposits and borrowed funds as the FOMC continued its trend of increasing market interest rates through the second quarter of 2006.

Average Balances, Interest Rates and Yields. Net interest income is affected by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest rate spread”) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. When the total of interest-earning assets approximates or exceeds the total of interest-bearing liabilities, any positive interest rate spread will generate net interest income. An indication of the effectiveness of an institution’s net interest income management is its “net yield on interest-earning assets,” which is net interest income on a fully taxable equivalent basis divided by average interest-earning assets.
The following table sets forth certain information relating to the Company’s consolidated average interest-earning assets and interest-bearing liabilities and reflects the average fully taxable equivalent yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented.

	2007			2006			2005
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans(1)(4)
Real estate loans	$1,661,640	$127,459	7.67%	$1,104,471	$82,857	7.50%	$896,485	$59,026	6.58%
Commercial loans	303,799	24,180	7.96%	259,264	20,214	7.80%	208,964	13,683	6.55%
Consumer and other loans- net(2)	94,280	10,903	11.56%	86,781	9,746	11.23%	85,628	9,319	10.88%
Fees on loans	—	4,217		—	1,768		—	2,136

Total loans (including fees)	$2,059,719	$166,759	8.10%	$1,450,516	$114,585	7.90%	$1,191,077	$84,164	7.07%

Investment securities(3)
Taxable	$146,642	$8,415	5.76%	$45,446	$2,273	5.00%	$48,774	$1,920	3.94%
Tax-exempt(4)	22,227	1,334	6.00%	2,922	166	5.68%	3,668	212	5.78%
FHLB and other stock	9,804	617	6.29%	6,784	345	5.09%	6,308	282	4.47%

Total investment securities	$178,673	$10,366	5.80%	$55,152	$2,784	5.05%	$58,750	$2,414	4.11%

Other short-term investments	1,054	54	5.12%	2,799	138	4.93%	25,964	777	2.99%

Total interest- earning assets	$2,239,446	$177,179	7.91%	$1,508,467	$117,507	7.79%	$1,275,791	$87,355	6.85%

Noninterest-earning assets:
Cash and due from banks	$47,436			$39,068			$32,971
Premises and equipment	73,176			53,304			38,891
Other, less allowance for loan losses	135,296			55,939			40,943

Total noninterest- earning assets	$255,908			$148,311			$112,805

Total assets	$2,495,354			$1,656,778			$1,388,596

[1]	Average loan balances include nonaccrual loans. Interest income collected on nonaccrual loans has been included.

[2]	Installment loans are stated net of unearned income.

[3]	The average balance of and the related yield associated with securities available for sale are based on the cost of such securities.

[4]
Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

	2007			2006			2005
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-bearing liabilities:
Deposits
Savings, interest checking, and money market accounts	$654,696	$16,703	2.55%	$493,019	$10,524	2.13%	$423,619	$5,654	1.33%
Time deposits	951,455	44,669	4.69%	641,672	25,566	3.98%	591,608	17,827	3.01%

Total deposits	$1,606,151	$61,372	3.82%	$1,134,691	$36,090	3.18%	$1,015,227	$23,481	2.31%

Securities sold under repurchase agreements and short-term borrowings	95,715	4,183	4.37%	32,487	1,469	4.52%	15,695	414	2.64%
Subordinated debentures	60,730	4,512	7.43%	13,403	1,043	7.78%	11,878	729	6.14%
FHLB advances and notes payable	247,007	11,906	4.82%	130,752	6,798	5.20%	77,551	3,781	4.88%

Total interest-bearing liabilities	$2,009,603	$81,973	4.08%	$1,311,333	$45,400	3.46%	$1,120,351	$28,405	2.54%

Noninterest bearing liabilities:
Demand deposits	$184,529			$147,947			$125,071
Other liabilities	29,067			18,952			15,460

Total non-interest- bearing liabilities	$213,596			$166,899			$140,531

Shareholders’ equity	272,155			178,546			127,714

Total liabilities and shareholders’ equity	$2,495,354			$1,656,778			$1,388,596

Net interest income		$95,206			$72,107			$58,950

Margin analysis:
Interest rate spread			3.83%			4.33%			4.31%

Net yield on interest-earning assets (net interest margin)			4.25%			4.78%			4.62%

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

	2007 vs. 2006				2006 vs. 2005
			Rate/	Total			Rate/	Total
	Volume	Rate	Volume	Change	Volume	Rate	Volume	Change
Interest income:
Loans, net of unearned income	$48,133	$2,846	$1,195	$52,174	$18,329	$9,929	$2,163	$30,421
Investment securities:
Taxable	5,030	346	766	6,142	(131)	520	(36)	353
Tax-exempt	1,097	9	62	1,168	(42)	(5)	1	(46)
FHLB and other stock, at cost	170	65	37	272	16	45	2	63
Other short-term investments	(86)	5	(3)	(84)	(693)	503	(449)	(639)

Total interest income	54,344	3,271	2,057	59,672	17,479	10,992	1,681	30,152

Interest Expense:
Savings, interest checking, and money market accounts	3,248	2,065	866	6,179	840	3,455	575	4,870
Time deposits	12,343	4,559	2,201	19,103	1,509	5,744	486	7,739
Short-term borrowings	2,800	(31)	(55)	2,714	178	233	644	1,055
Subordinated debentures	3,683	(47)	(167)	3,469	94	195	25	314
Notes payable	6,065	(501)	(456)	5,108	2,619	244	154	3,017

Total interest expense	28,139	6,045	2,389	36,573	5,240	9,871	1,884	16,995

Net interest income	$26,205	$(2,774)	$(332)	$23,099	$12,239	$1,121	$(203)	$13,157

At December 31, 2007, loans outstanding, net of unearned income, were $2,356,376 compared to $1,539,629 at 2006 year end. The increase is primarily due to the CVBG acquisition, continued expansion into existing markets resulting from the opening of two full-service braches in Knox County and one full-service branch each in Sullivan and Washington Counties during 2007, increased loan demand, our community-focused banking philosophy and competitive loan rates. Average outstanding loans, net of unearned interest, for 2007 were $2,059,719, an increase of 42% from the 2006 average of $1,450,516. Average outstanding loans for 2005 were $1,191,077. The growth in average loans for the past three years can be attributed to the Company’s continuing market expansion through the Company’s branch network, the acquisition of branches from National Bank of Commerce in Lewisburg, Tennessee, the Clarksville transaction, the CVBG acquisition and aggressive programs with respect to loan production and pricing.
Average investment securities for 2007 were $178,673 compared to $55,152 in 2006 and $58,750 in 2005. The increase of $123,521, or 224%, from 2006 to 2007 primarily reflects the investment securities acquired in the Company’s CVBG acquisition. The decrease of $3,598, or 6%, from 2005 to 2006 primarily reflects the Company’s channeling of liquidity into higher-yielding loans. In 2007, the average yield on investments was 5.80%, an increase from the 5.05% yield in 2006 and 4.11% yield in 2005. The increase in investment yield in 2007 compared to 2006 primarily reflects the Company’s CVBG acquisition where such securities acquired were valued at fair value based on the acquisition date, the positive effect of higher rates on the Company’s adjustable-rate investment securities, as well as the re-investment of maturing securities in a rising rate environment. Management believes this trend will not continue if interest rates continue to decline. Fully taxable equivalent income provided by the investment portfolio in 2007 was $10,366 as compared to $2,784 in 2006 and $2,414 in 2005.

Provision for Loan Losses. Management assesses the adequacy of the allowance for loan losses by considering a combination of regulatory and credit risk criteria. The entire loan portfolio is graded and potential loss factors are assigned accordingly. The potential loss factors for impaired loans are assigned based on independent valuations of underlying collateral and management judgment. The potential loss factors associated with unimpaired loans are based on a combination of both internal and industry net loss experience, as well as management’s review of trends within the portfolio and related industries.
Generally, commercial real estate, residential real estate and commercial loans are assigned a level of risk at inception. Thereafter, these loans are reviewed on an ongoing basis. The review includes loan payment and collateral status, borrowers’ financial data and borrowers’ internal operating factors such as cash flows, operating income, liquidity, leverage and loan documentation, and any significant change can result in an increase or decrease in the loan’s assigned risk grade. Aggregate dollar volume by risk grade is monitored on an ongoing basis. The establishment of and any changes to risk grades for consumer loans are generally based upon payment performance.
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
Increases and decreases in the allowance for loan losses due to changes in the measurement of impaired loans are reflected in the provision for loan losses. Loans continue to be classified as impaired unless payments are brought fully current and satisfactory performance is observed for a period of at least six months and management further considers the collection of scheduled interest and principal to be probable.
The Company’s provision for loan losses increased $8,976 to $14,483 in 2007 from $5,507 in 2006. In 2007, loss experience, primarily during the fourth quarter of 2007, increased due to credit quality concerns related to the rapid deterioration in residential real estate construction loans primarily located in the Nashville and Knoxville markets. In 2007, net charge-offs in the Bank, Superior Financial and GCB Acceptance were $10,193, $172 and $1,331, respectively, totaling $11,696. In 2006, these net charge-offs were $2,041, $159 and $744, respectively, totaling $2,944. Management attributes the increase in net charge-offs to continued enforcement of underwriting policies and management controls in a weakening economy. These controls, along with the loan review process, identified weakness developing in the residential real estate construction portfolio during the fourth quarter and led to actions taken to identify charge-offs and further potential weaknesses. Assuming no change in current economic trends, and based on information presently available, management anticipates that net charge-offs within the Company’s overall loan portfolios over 2008 may continue at approximately the same rate as experienced in 2007.
The ratio of nonperforming assets to total assets was 1.25% at December 31, 2007 and 0.29% at December 31, 2006. The ratio of the Company’s allowance for loan losses to nonperforming loans decreased in 2007 to 106.34% from 635.93% in 2006. Total nonperforming loans increased $28,571 to $32,078 at December 31, 2007 from $3,507 at December 31, 2006. Nonaccrual loans, which are nonperforming loans as to which the Bank no longer recognizes interest income, increased $28,581 to $32,060 at December 31, 2007 from $3,479 at December 31, 2006. Management believes that these loans are adequately secured and does not anticipate any material losses, based on current economic conditions. Note, however, that total impaired loans, which include substandard loans as well as nonaccrual loans, increased by $31,200 from $5,067 at December 31, 2006 to $36,267 at December 31, 2007. The Company records a risk allocation allowance for loan losses on all loans in this category; further, the Company specifically records additional allowance amounts for individual loans when the circumstances so warrant. For further discussion of nonperforming assets as it relates to foreclosed real estate and impaired loans, see “ITEM 1. BUSINESS – Lending Activities – Past Due, Special Mention, Classified and Nonaccrual Loans” located above.

To further manage its credit risk on loans, the Company maintains a “watch list” of loans that, although currently performing, have characteristics that require closer supervision by management. At December 31, 2007, the Company had indentified, due to current deteriorating economic conditions in its markets, approximately $91,832 in loans that were placed on its “watch list” compared to $14,452 as of December 31, 2006. If, and when, conditions are identified that would require additional loan loss reserves to be established due to potential losses inherent in these loans, action would then be taken.
Noninterest Income. The generation of noninterest income, which is income that is not related to interest-earning assets and consists primarily of service charges, commissions and fees, has become more important as increases in levels of interest-bearing deposits and other liabilities continually challenge interest rate spreads.
Total noninterest income for 2007 increased to $27,678 as compared to $20,778 in 2006 and $14,756 in 2005. The largest components of noninterest income are service charges, commissions and fees, which totaled $21,181 in 2007, $15,046 in 2006 and $11,019 in 2005. The increase in 2007 primarily reflects the additional fees generated from the higher volume of deposit-related products, especially fees associated with the continued success of the Bank’s High Performance Checking Program. From the inception of this new product during the first quarter of 2005, the company experienced “net” new checking account growth of 7,665 in 2005, net new account growth of 12,465 in 2006 and 14,410 in 2007.
Noninterest Expense. Control of noninterest expense also is an important aspect in managing net income. Noninterest expense includes, among other expenses, personnel, occupancy, and expenses such as data processing, printing and supplies, legal and professional fees, postage and FDIC assessments. Total noninterest expense was $69,328 in 2007 compared to $52,776 in 2006 and $44,340 in 2005. The increase of $16,552, or 31%, in 2007 as compared to 2006 principally reflects increases in all functional expense categories primarily as a result of the normal ongoing operating cost associated with the CVBG acquisition during the second quarter of 2007.
Personnel costs are the primary element of the Company’s noninterest expenses. For the years ended December 31, 2007 and 2006, salaries and benefits represented $35,491, or 51%, and $26,308, or 50%, respectively, of total noninterest expense. This was an increase of $9,183, or 35%. Including Bank branches and non-Bank office locations, the Company had 76 locations at December 31, 2007 compared to 60 at December 31, 2006, and the number of full-time equivalent employees increased 30% from 609 at December 31, 2006 to 789 at December 31, 2007. This increase in personnel cost is primarily the result of the CVBG acquisition.
Income Taxes. The Company’s effective income tax rate was 36.7% in 2007 compared to 38.3% in 2006 and 38.0% in 2005. The decrease in current year effective income tax rate is primarily attributable to increased nontaxable securities.
Changes in Financial Condition
Total assets at December 31, 2007 were $2,947,741, an increase of $1,175,087, or 66%, over total assets of $1,772,654 at December 31, 2006. This increase reflects an increase in loans, net of unearned interest, of $816,747, or 53%, to $2,356,376 at December 31, 2007 from $1,539,629 at December 31, 2006 and an increase in investment securities available for sale of $197,533 to $235,273 at December 31, 2007 from $37,740 at December 31, 2006. The increase in loans and securities available for sale can be attributed to the Company’s CVBG acquisition that took place in the second quarter of 2007. Average assets for 2007 also increased to $2,495,354, an increase of $838,576, or 51%, from the average asset balance of $1,656,778 for 2007. This increase in average assets was also due primarily to the CVBG acquisition in the second quarter-2007. The Company’s return on average assets decreased in 2007 to 0.98% from 1.28% in 2006 as a result of significantly higher loan loss provision in 2007 versus 2006.
Total assets at December 31, 2006 were $1,772,654, an increase of $152,665, or 9%, over total assets of $1,619,989 at December 31, 2005. This increase reflects an increase in loans, net of unearned interest, of $160,987, or 12%, to $1,539,629 at December 31, 2006 from $1,378,642 at December 31, 2005. The increase in loans can be attributed to the Company’s continued focus on generating loans, competitive loan pricing and the addition of experienced lenders to the Company’s lending staff. Average assets for 2006 also increased to $1,656,778, an increase of $268,182, or 19.31%, from the average asset balance of $1,388,596 for 2005. This increase in average assets was also due primarily to the continued increase of organic loan growth throughout 2006 combined with the loans acquired in the Clarksville transaction which occurred early in the fourth quarter of 2005. The Company’s return on average assets increased in 2006 to 1.28% from 1.02% in 2005 as a result of higher earnings driven by the increase in net interest margin and the continued growth in noninterest income. This increase was partially offset by the increase in noninterest expenses.

Earning assets consist of loans, investment securities and short-term investments that earn interest. Average earning assets during 2007 were $2,239,446, an increase of 48% from an average of $1,508,467 in 2006. The increase in average earnings assets is due primarily to the CVBG acquisition that took place in the second quarter of 2007.
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
Principally as a result of the Company’s high loan to deposit ratio, the Company maintains an investment portfolio to primarily cover pledging requirements for deposits and borrowings and secondarily as a source of liquidity while modestly adding to earnings. Investments at December 31, 2007 had an amortized cost of $234,098 and a market value of $236,553 as compared to an amortized cost of $40,494 and market value of $40,284 at December 31, 2006. The increase of $196,269 in market value from December 31, 2006 to December 31, 2007 is attributable to the investment portfolio acquired in the CVBG acquisition with a market value of $200,081 on the day of acquisition. The Company invests principally in callable federal agency securities. These callable federal securities will provide a higher yield than non-callable securities with similar maturities. The primary risk involved in callable securities is that they may be called prior to maturity and the call proceeds received would be re-invested at lower yields. In 2007, the Company purchased $25,127 of callable federal agency securities which have a high likelihood of being called on the first call date and purchased $3,000 of mortgage-backed securities. Also in 2007, the Company received $15,459 from the pay down of SBA and mortgage-backed securities. The Company received $16,849 on the maturity of various U.S. agency securities, $1,412 from the maturity or call of municipal securities held to maturity, $378 from the call of trust preferred securities. The Company sold $1,262 of SBA securities and sold $1,464 of corporate securities.
The Company’s deposits were $1,986,793 at December 31, 2007, which represents an increase of $654,288, or 49%, from the $1,332,505 of deposits at December 31, 2006. Noninterest bearing demand deposit balances increased 32% to $201,289 at December 31, 2007 from $152,635 at December 31, 2006. Average interest-bearing deposits increased $471,460, or 42%, to $1,606,151 in 2007 from $1,134,691 in 2006. The increase in average deposits is due primarily to the effect of the CVBG acquisition in the second quarter of 2007 and the continued success of the Bank’s High Performance Checking Program. In 2006, average interest-bearing deposits increased $119,464, or 12%, over 2005. The 2006 increase in average deposits is due primarily to the effect of the Clarksville transaction during the first part of the fourth quarter of 2005 and the Bank’s High Performance Checking Program.
Interest paid on deposits in 2007 totaled $61,372, reflecting a 3.82% cost on average interest-bearing deposits of $1,606,151. In 2006, interest of $36,090 was paid at a cost of 3.18% on average deposits of $1,134,691. In 2005, interest of $23,481 was paid at a cost of 2.31% on average deposits of $1,015,227.
Liquidity and Capital Resources
Liquidity. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s primary source of liquidity is dividends paid by the Bank. Applicable Tennessee statutes and regulations impose restrictions on the amount of dividends that may be declared by the Bank. Further, any dividend payments are subject to the continuing ability of the Bank to maintain compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a “well-capitalized” institution. In addition, the Company maintains borrowing availability with the Federal Home Loan Bank of Cincinnati (“FHLB”) approximating $117 at December 31, 2007. The Company also maintains federal funds lines of credit totaling $166,000 at eight correspondent banks of which $103,213 was available at December 31, 2007. The Company believes it has sufficient liquidity to satisfy its current operating needs.

On August 30, 2005, the Company entered into a revolving credit agreement with SunTrust Bank pursuant to which SunTrust agreed to loan the Company up to $35,000, with this amount being reduced to $15,000 after November 30, 2005. This agreement was extended in 2007, and SunTrust’s obligation to make advances to the Company under the credit agreement currently terminates on August 27, 2008. The fee for maintaining this credit agreement is 0.15% per annum on unused commitment. At December 31, 2007, the Company had no borrowings outstanding under this agreement.
In 2007, operating activities of the Company provided $54,368 of cash flows. Net income of $24,374 comprised a substantial portion of the cash generated from operations. Cash flows from operating activities were also positively affected by various non-cash items, including (i) $14,483 in provision for loan losses, (ii) $5,786 of depreciation and amortization, and (iii) a $10,639 increase in accrued interest payable and other liabilities. The increase in accrued interest payable and other liabilities relates to the CVBG acquisition. This was offset in part by a decrease of $4,464 in deferred tax benefit. In addition, cash flows from operating activities were increased by the proceeds from the sale of held-for-sale loans of $84,282, offset by cash used to originate held-for-sale loans of $74,994.
Investing activities, including lending, utilized $230,656 of the Company’s cash flows in 2007, an increase of $70,023 from $160,633 in 2006. Cash flows from investing activities also increased from the sale of Other Real Estate Owned (“OREO”) in the amount of $4,080. These cash inflows were reduced by the cash used in the CVBG acquisition of $24,611 and a net increase in loans in the amount of $203,894. The net increase in use of cash in loans of $36,441 from the $167,453 used in 2006 reflects a slight increase in organic loan demand in 2007 compared to 2006. Additional cash was provided from the excess of maturities and sale of securities available for sale over the purchases of securities in the amount of $7,073. Investments in premises and equipment of $11,143 were also undertaken in 2007 reflecting the Company’s continued expansion initiatives.
Net additional cash flows of $171,365 were provided by financing activities, an increase of $43,030 from $128,335 in 2006. The financing cash flow activity in 2007 and 2006 with respect to notes payable reflected a net source of funds in the amount of $109,120 and $72,425, respectively, reflecting the Company’s continued election to rely more on FHLB advances to fund lending activity. In addition, cash flow was positively increased by the issuance $57,732 in subordinated debentures in connection with the CVBG acquisition and the net change in federal funds purchased and repurchase agreements of $57,070. Cash flows provided by the net change in total deposits were negative at $44,802 as the Company continued to optimize the cost of its funding mix and its efforts to eliminate the high cost funding structure associated with the CVBG acquisition. As in prior years, the Company’s cash flow from financing activities was decreased by the Company’s dividend payments during 2007 of $8,386.
Capital Resources. The Company’s strong capital position is reflected in its shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of the Company’s net worth, soundness and viability. The Company’s capital continued to exceed regulatory requirements at December 31, 2007 and its record of paying dividends to its stockholders continued uninterrupted during 2007. Management believes the capital base of the Company allows it to take advantage of business opportunities while maintaining the level of resources deemed appropriate by management of the Company to address business risks inherent in the Company’s daily operations.
On September 25, 2003, the Company issued $10,310 of subordinated debentures, as part of a privately placed pool of trust preferred securities. The securities, due in 2033, bear interest at a floating rate of 2.85% above the three-month LIBOR rate, reset quarterly, and are callable in five years without penalty. The Company used the proceeds of the offering to support its acquisition of Independent Bankshares Corporation, and the capital raised from the offering qualified as Tier I capital for regulatory purposes.
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

On May 16, 2007, the Company issued $57,732 of subordinated debentures, as part of a privately placed pool of trust preferred securities. The securities, due in 2037, bear interest at a floating rate of 1.65% above the three-month LIBOR rate, reset quarterly, and are callable in five years without penalty. The Company used the proceeds of the offering to support its acquisition of CVBG, and the capital raised from the offering qualified as Tier I capital for regulatory purposes.
On May 18, 2007 the Company assumed the obligations of the following two trusts in the CVBG acquisition.
•
On December 28, 2005, CVBG issued $13,403 of subordinated debentures, as part of a privately placed pool of trust preferred securities. The securities, due in 2036, bear interest at a floating rate of 1.54% above the three-month LIBOR rate, reset quarterly, and are callable in five years without penalty.

•
On July 31, 2001, CVBG issued $4,124 of subordinated debentures, as part of a privately placed pool of trust preferred securities. The securities, due in 2031, bear interest at a floating rate of 3.58% above the three-month LIBOR rate, reset quarterly, and are callable in five years without penalty.

During 2007 the FRB issued regulations which allow continued inclusion of outstanding and prospective issuances of trust preferred securities as Tier 1 capital subject to stricter quantitative and qualitative limits than allowed under prior regulations. The new limits will phase in over a five-year transition period and would permit the Company’s trust preferred securities, including those obligations assumed in the CVBG acquisition, to continue to be treated as Tier 1 capital.
Shareholders’ equity on December 31, 2007 was $322,477, an increase of $138,006, or 75%, from $184,471 on December 31, 2006. The increase in shareholders’ equity arises primarily from the issuance of common stock associated with the CVBG transaction and from net income for 2007 of $24,374 ($2.07 per share, assuming dilution). This increase was offset in part by dividend payments during 2007 that totaled $8,386 ($0.68 per share).
On September 18, 2002 the Company announced that its Board of Directors had authorized the repurchase of up to $2,000 of the Company’s outstanding shares of common stock beginning in October 2002. The repurchase plan has been renewed by the Board of Directors annually thereafter and will terminate on the earlier to occur of the Company’s repurchase of the total authorized dollar amount or December 31, 2008. The repurchase plan is dependent upon market conditions, and there is no guarantee as to the exact number of shares to be repurchased by the Company. To date, the Company has purchased 25,700 shares at an aggregate cost of approximately $538 under this program.

Risk-based capital regulations adopted by the FRB and the FDIC require both bank holding companies and banks to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure “Tier 1” capital (consisting of stockholders’ equity, less goodwill) and total capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital. At December 31, 2007, the Company and the Bank each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements. Actual capital levels and minimum levels (in millions) were:

					Minimum Amounts to be
			Minimum Required		Well Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Actual	Ratio (%)	Actual	Ratio (%)	Actual	Ratio (%)
2007
Total Capital (to Risk Weighted Assets)
Consolidated	$280.2	11.5	$194.3	8.0	$242.8	10.0
Bank	270.6	11.1	194.6	8.0	243.3	10.0
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$249.8	10.3	$97.1	4.0	$145.7	6.0
Bank	240.1	9.9	97.3	4.0	146.0	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$249.8	9.0	$111.1	4.0	$138.9	5.0
Bank	240.1	8.7	111.0	4.0	138.8	5.0

2006
Total Capital (to Risk Weighted Assets)
Consolidated	$178.5	11.5	$124.6	8.0	$155.8	10.0
Bank	177.3	11.4	124.5	8.0	155.6	10.0
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$159.1	10.2	$62.3	4.0	$93.5	6.0
Bank	157.8	10.1	62.3	4.0	93.4	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$159.1	9.5	$67.4	4.0	$84.2	5.0
Bank	157.8	9.4	67.3	4.0	84.2	5.0
Off-Balance Sheet Arrangements
At December 31, 2007, the Company had outstanding unused lines of credit and standby letters of credit totaling $763,344 and unfunded loan commitments outstanding of $31,680. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate federal funds sold or securities available-for-sale or, on a short-term basis, to borrow from the FHLB and/or purchase federal funds from other financial institutions. At December 31, 2007, the Company had accommodations with upstream correspondent banks for unsecured federal funds lines. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about the Company’s commitments as of December 31, 2007, which by their terms have contractual maturity dates subsequent to December 31, 2007:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total
Commitments to make loans – fixed	$7,837	$—	$—	$—	$7,837
Commitments to make loans – variable	23,843	—	—	—	23,843
Unused lines of credit	458,809	148,487	13,849	83,584	704,729
Letters of credit	37,751	4,560	9,410	6,894	58,615

Total	$528,240	$153,047	$23,259	$90,478	$795,024

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
The Company’s current guidelines for risk management call for preventive measures if a gradual 200 basis point increase or decrease in short-term rates over the next 12 months would affect net interest income over the same period by more than 18.5%. The Company has been operating well within these guidelines. As of December 31, 2007 and 2006, based on the results of the independent consulting firm’s simulation model, the Company could expect net interest income to increase by approximately 11.15% and 14.59%, respectively, if short-term interest rates immediately increase by 200 basis points. Conversely, if short-term interest rates immediately decrease by 200 basis points, net interest income could be expected to decrease by approximately 1.52% and 8.20%, respectively. The primary reason for less exposure in a declining rate environment is attributable to variable rate loan floors being reached in the loan portfolio.
The scenario described above, in which net interest income increases when interest rates increase and decreases when interest rates decline, is typically referred to as being “asset sensitive” because interest-earning assets exceed interest-bearing liabilities. At December 31, 2007, approximately 52% of the Company’s gross loans had adjustable rates. While management believes, based on its asset/liability modeling, that the Company is liability sensitive as measured over the one year time horizon, it also believes that a rapid, significant and prolonged increase or decrease in rates could have a substantial adverse impact on the Company’s net interest margin.
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

The Company’s current guidelines for risk management call for preventive measures if an immediate 200 basis point increase or decrease in interest rates would reduce the economic value of equity by more than 23%. The Company has been operating well within these guidelines. As of December 31, 2007 and 2006, based on the results of the independent national consulting firm’s simulation model and reviewed by a separate independent national consulting firm, the Company could expect its economic value of equity to increase by approximately 5.29% and 11.20%, respectively, if short-term interest rates immediately increased by 200 basis points. Conversely, if short-term interest rates immediately decrease by 200 basis points, economic value of equity could be expected to decrease by approximately 12.78% and 15.44%, respectively. The lower percentage changes in economic value of equity as of December 31, 2007, compared to December 31, 2006, are primarily related to an increase in variable rate loans meeting floors, as well shorter liability durations.
Disclosure of Contractual Obligations
In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes the Company’s significant fixed and determinable contractual obligations as of December 31, 2007:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total
Certificate of deposits	$1,013,078	$89,255	$7,558	$4,352	$1,114,243
Federal funds purchased	87,787	—	—	—	87,787
Repurchase agreements	106,738	—	—	—	106,738
FHLB advances and notes payable	109,825	67,323	80,902	60,640	318,690
Subordinated debentures	—	—	—	88,662	88,662
Operating lease obligations	987	1,187	663	1,527	4,364
Deferred compensation	2,000	—	—	1,638	3,638
Purchase obligations	291	—	—	—	291

Total	$1,320,706	$157,765	$89,123	$156,819	$1,724,413

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
Effect of New Accounting Standards
In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140” (“SFAS No. 156”). This statement requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset, and that the servicing assets and servicing liabilities be initially measured at fair value. The statement also permits an entity to choose a subsequent measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 was effective as of the beginning of the first fiscal year that begins after September 15, 2006. The application of SFAS No. 156 did not have a material impact on the Company’s financial condition or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN48 is effective for fiscal years beginning after December 31, 2006. The Company adopted FIN48 effective January 1, 2007, resulting in a beginning retained earnings adjustment in the amount of $800.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which provides for enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is applicable under other accounting pronouncements that either require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS No. 157 on January 1, 2008, and the adoption did not have a material impact on financial condition, results of operations, or liquidity.
In September 2006, the FASB ratified EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF Issue 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee. This Issue states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under Issue EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. Issue EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company does not anticipate that EITF Issue 06-4 will have a material impact on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances. The Company did not choose to early adopt this standard and does not anticipate that SFAS No. 159 will have a material impact on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS Nos. 141(R) and 160 on our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth on pages 24 through 37 of Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Asset/Liability Management” is incorporated herein by reference.

Management’s Annual Report on Internal Control Over Financial Reporting
Management of Green Bankshares, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2007.
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
Dixon Hughes PLLC, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2007, and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, which is included herein on page 39.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE BOARD OF DIRECTORS
GREEN BANKSHARES, INC.
We have audited Green Bankshares, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Green Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Green Bankshares, Inc. and subsidiaries as of and for the year-ended December 31, 2007 and our report dated March 14, 2008, expressed an unqualified opinion on those consolidated financial statements. Our report on the consolidated financial statements referred to above refers to the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.
/s/ Dixon Hughes PLLC
Atlanta, Georgia
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BOARD OF DIRECTORS AND SHAREHOLDERS
GREEN BANKSHARES, INC.
We have audited the accompanying consolidated balance sheets of Green Bankshares, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Bankshares, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 9 to the consolidated financial statements, effective January 1, 2007, Green Bankshares, Inc. adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Green Bankshares, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2008 expressed an unqualified opinion thereon.
/s/ Dixon Hughes PLLC
Atlanta, Georgia
March 14, 2008

GREEN BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(Amounts in thousands, except share and per share data)

	2007	2006

ASSETS
Cash and due from banks	$65,717	$44,657
Federal funds sold	—	25,983

Cash and cash equivalents	65,717	70,640
Securities available for sale	235,273	37,740
Securities held to maturity (with a market value of $1,280 and $2,544)	1,303	2,545
Loans held for sale	2,331	1,772
Loans, net of unearned interest	2,356,376	1,539,629
Allowance for loan losses	(34,111)	(22,302)
Other real estate owned and repossessed assets	4,859	1,688
Premises and equipment, net	82,697	57,258
FHLB and other stock, at cost	12,322	7,055
Cash surrender value of life insurance	28,466	21,176
Goodwill	143,140	31,327
Core deposit and other intangibles	14,687	7,213
Other assets	34,681	16,913

Total assets	$2,947,741	$1,772,654

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Noninterest-bearing deposits	$201,289	$152,635
Interest-bearing deposits	1,785,504	1,179,870

Total deposits	1,986,793	1,332,505

Federal funds purchased	87,787	20,000
Repurchase agreements	106,738	22,165
FHLB advances and notes payable	318,690	177,571
Subordinated debentures	88,662	13,403
Accrued interest payable and other liabilities	36,594	22,539

Total liabilities	$2,625,264	$1,588,183

Shareholders’ equity
Common stock: $2 par, 20,000,000 shares authorized, 12,931,015 and 9,810,867 shares outstanding	$25,862	$19,622
Additional paid-in capital	185,170	71,828
Retained earnings	109,938	93,150
Accumulated other comprehensive income (loss)	1,507	(129)

Total shareholders’ equity	322,477	184,471

Total liabilities and shareholders’ equity	$2,947,741	$1,772,654

See accompanying notes.

GREEN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2007, 2006 and 2005
(Amounts in thousands, except share and per share data)

	2007	2006	2005

Interest income
Interest and fees on loans	$166,673	$114,493	$84,074
Taxable securities	8,415	2,273	1,920
Nontaxable securities	867	108	138
FHLB and other stock	617	345	282
Federal funds sold and other	54	138	777

Total interest income	176,626	117,357	87,191

Interest expense
Deposits	61,372	36,090	23,481
Federal funds purchased and repurchase agreements	4,183	1,469	414
FHLB advances, notes payable and subordinated debentures	16,418	7,841	4,510

Total interest expense	81,973	45,400	28,405

Net interest income	94,653	71,957	58,786

Provision for loan losses	14,483	5,507	6,365

Net interest income after provision for loan losses	80,170	66,450	52,421

Noninterest income
Service charges and fees	21,181	15,046	11,019
Mortgage banking income	1,524	1,116	664
Gain on sales of OREO and repossessed assets	76	69	—
Other	4,897	4,547	3,073

Total noninterest income	27,678	20,778	14,756

Noninterest expense
Salaries and employee benefits	35,491	26,308	22,185
Occupancy expense	5,711	4,285	3,570
Equipment expense	4,786	3,954	3,703
Professional services	2,184	1,596	1,241
Advertising	2,736	2,584	2,529
Loss on OREO and repossessed assets	—	—	109
Core deposit and other intangibles amortization	2,011	1,082	854
Other	16,409	12,967	10,149

Total noninterest expense	69,328	52,776	44,340

Income before income taxes	38,520	34,452	22,837

Provision for income taxes	14,146	13,190	8,674

Net income	$24,374	$21,262	$14,163

Earnings per share:
Basic	$2.07	$2.17	$1.73
Diluted	2.07	2.14	1.71
See accompanying notes.

GREEN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2007, 2006 and 2005
(Amounts in thousands, except share and per share data)

					Accumulated
					Other	Total
			Additional		Compre-	Share-
	Common Stock		Paid-in	Retained	Hensive	holders’
	Shares	Amount	Capital	Earnings	Income(Loss)	Equity

Balance, January 1, 2005	7,647,740	$15,296	$24,160	$69,289	$(27)	$108,718

Common stock transactions:
Issuance of shares in public offering	2,108,000	4,216	46,419	—	—	50,635
Exercise of shares under stock option plan	10,596	21	121	—	—	142

Dividends paid ($.61 per share)	—	—	—	(5,294)		(5,294)

Comprehensive income:

Net income	—	—	—	14,163		14,163
Change in unrealized gains (losses), net of reclassification and taxes	—	—	—	—	(343)	(343)

Total comprehensive income						13,820

Balance, December 31, 2005	9,766,336	19,533	70,700	78,158	(370)	168,021

Common stock transactions:
Exercise of shares under stock option plan	49,264	99	839	—	—	938
Common stock exchanged for exercised stock options	(4,733)	(10)	(167)	—	—	(177)

Stock-based compensation	—	—	354	—	—	354

Stock option tax benefit	—	—	102	—	—	102

Dividends paid ($.64 per share)	—	—	—	(6,270)	—	(6,270)

Comprehensive income:

Net income	—	—	—	21,262	—	21,262
Change in unrealized gains (losses), net of reclassification and taxes	—	—	—	—	241	241

Total comprehensive income						21,503

Balance, December 31, 2006	9,810,867	19,622	71,828	93,150	(129)	184,471

Common stock transactions:
Issuance of shares in acquisition	3,091,495	6,183	112,292	—	—	118,475

Exercise of shares under stock option plan	38,529	77	743	—	—	820
Common stock exchanged for exercised stock options	(9,876)	(20)	(303)	—	—	(323)

Stock-based compensation	—	—	472	—	—	472

Stock option tax benefit	—	—	138	—	—	138

Implementation of FIN 48	—	—	—	800	—	800

Dividends paid ($.68 per share)	—	—	—	(8,386)	—	(8,386)

Comprehensive income:

Net income	—	—	—	24,374	—	24,374
Change in unrealized gains (losses), net of reclassification and taxes	—	—	—	—	1,636	1,636

Total comprehensive income						26,010

Balance, December 31, 2007	12,931,015	$25,862	$185,170	$109,938	$1,507	$322,477

See accompanying notes.

GREEN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2007, 2006 and 2005
(Amounts in thousands)

	2007	2006	2005
Cash flows from operating activities
Net income	$24,374	$21,262	$14,163
Adjustments to reconcile net income to net cash provided from operating activities
Provision for loan losses	14,483	5,507	6,365
Depreciation and amortization	5,786	4,143	3,740
Security amortization and accretion, net	(637)	(42)	13
Loss on sale of securities	41	8	—
FHLB stock dividends	—	(341)	(278)
Net gain on sale of mortgage loans	(1,205)	(869)	(501)
Originations of mortgage loans held for sale	(74,994)	(66,964)	(40,823)
Proceeds from sales of mortgage loans	84,282	68,747	39,789
Increase in cash surrender value of life insurance	(938)	(761)	(635)
Net losses from sales of fixed assets	86	1	20
Stock-based compensation	472	354	—
Net (gain) loss on OREO and repossessed assets	(76)	(69)	109
Deferred tax benefit	(1,111)	(499)	(767)
Net changes:
Other assets	(6,834)	(4,534)	(2,170)
Accrued interest payable and other liabilities	10,639	2,472	2,115

Net cash provided from operating activities	54,368	28,415	21,140

Cash flows from investing activities
Purchase of securities available for sale	(30,160)	(13,936)	(21,310)
Proceeds from sale of securities available for sale	2,230	1,979	—
Proceeds from maturities of securities available for sale	33,762	23,507	7,193
Proceeds from sale of securities held to maturity	496	—	—
Proceeds from maturities of securities held to maturity	745	835	1,003
Purchase of life insurance	—	(652)	(3,657)
Purchase of FHLB stock	(2,304)	—	—
Net change in loans	(203,894)	(167,453)	(229,042)
Net cash received (paid) in acquisitions	(24,611)	—	33,191
Proceeds from sale of other real estate	4,080	5,469	2,955
Improvements to other real estate	(32)	(47)	—
Proceeds from sale of fixed assets	175	48	8
Premises and equipment expenditures	(11,143)	(10,383)	(4,657)

Net cash used in investing activities	(230,656)	(160,633)	(214,316)

Cash flows from financing activities
Net change in deposits	(44,806)	36,626	124,920
Net change in federal funds purchased and repurchase agreements	57,070	24,667	3,630
Tax benefit resulting from stock options	138	126	—
Proceeds from FHLB advances and notes payable	189,500	446,321	303,755
Proceeds from subordinated debentures	57,732	—	3,093
Repayment of FHLB advances and notes payable	(80,380)	(373,896)	(283,830)
Dividends paid	(8,386)	(6,270)	(5,294)
Proceeds from issuance of common stock	497	761	50,777

Net cash provided from financing activities	171,365	128,335	197,051

Net change in cash and cash equivalents	(4,923)	(3,883)	3,875

Cash and cash equivalents, beginning of year	70,640	74,523	70,648

Cash and cash equivalents, end of year	$65,717	$70,640	$74,523

Supplemental disclosures – cash and noncash
Interest paid	$76,385	$44,424	$27,937
Income taxes paid	17,225	13,154	7,694
Loans converted to other real estate	7,955	5,095	6,403
Unrealized (loss) gain on available for sale securities, net of tax	1,636	241	(343)
Fair value of assets acquired	1,011,590	—	141,300
Fair value of liabilities assumed	847,322	—	173,600
See accompanying notes.

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2007, 2006 and 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The consolidated financial statements include the accounts of Green Bankshares, Inc. (the “Company”) and its wholly owned subsidiary, GreenBank (the “Bank”), and the Bank’s wholly owned subsidiaries, Superior Financial Services, Inc., GCB Acceptance Corp., Inc., and Fairway Title Company, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.
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
Loans: Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs.
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

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2007, 2006 and 2005
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
Mortgage Banking Activities: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. The Company controls its interest rate risk with respect to mortgage loans held for sale and loan commitments expected to close by usually entering into agreements to sell loans. The Company records loan commitments related to the origination of mortgage loans held for sale as derivative instruments. The Company’s commitments are for fixed rated mortgage loans, generally last 60 to 90 days and are at market rates when initiated. The Company had $5,315 in outstanding loan commitment derivatives at December 31, 2007. Substantially all of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts. The aggregate market value of mortgage loans held for sale takes into account the sales prices of such agreements. The Company also provides currently for any losses on uncovered commitments to lend or sell. The Company sells mortgage loans servicing released.
Bank Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at its cash surrender value or the amount that can be realized.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2007, 2006 and 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Goodwill, Core Deposit Intangibles and Other Intangible Assets: Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.
Core deposit intangibles assets arise from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on a straight line method over their estimated useful lives, which range from seven to 15 years and are determined by an independent consulting firm. Core deposit intangible assets will be assessed at least annually for impairment and any such impairment will be recognized in the period identified.
Other intangible assets consist of mortgage servicing rights (“MSR’s”) which are a result of the Company’s recent acquisition of Civitas Bankgroup, Inc. MSR’s represent the cost of acquiring the rights to service mortgage loans and the Company does not intend to pursue this line of business. MSR’s are amortized based on the principle reduction of the underlying loans. The Company was obligated to service the unpaid principle balances of these loans, which approximated $65 million as of December 31, 2007. The Company pays a third party subcontractor to perform servicing and escrow functions with respect to loans sold with retained servicing.
Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.
Repurchase Agreements: All repurchase agreement liabilities represent secured borrowings from existing Bank customers and are not covered by federal deposit insurance.
Benefit Plans: Retirement plan expense is the amount contributed to the plan as determined by Board decision. Deferred compensation expense is recognized during the year the benefit is earned.
Stock Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) using the modified prospective method. According to SFAS No. 123R, the total cost of the Company’s share based awards is equal to the grant date fair value and recognized as expense on a straight line basis over the service periods of the awards. For the year ended December 31, 2007, stock option expense of $472 was recorded in the income statement. There is no tax effect for this stock option expense because all the options issued were Incentive Stock Options (“ISO’s”). As of December 31, 2007, the Company had $1,370 unrecognized stock option expense which will be recognized over 2.1 years.
As allowed under SFAS No. 123, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option plans prior to January 2006. Accordingly, no compensation expense was recognized for options granted with exercises prices equal to the fair market value of the Company’s common stock on the grant date.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2007, 2006 and 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The following illustrates the effect on net income available to common shareholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the year ended December 31, 2005:

Year-ended
December 31,
2005
Net income:
As reported	$14,163
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of tax	(207)

Pro forma	$13,956

Earnings per common share:
As reported	$1.73

Pro forma	$1.71

Diluted earnings per common share:
As reported	$1.71

Pro forma	$1.69

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
Earnings Per Common Share: Basic earnings per common share are net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and unvested restricted stock awards.
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity. Comprehensive income is presented in the consolidated statements of changes in shareholders’ equity.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2007, 2006 and 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
New Accounting Pronouncements: In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140” (“SFAS No. 156”). This statement requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset, and that the servicing assets and servicing liabilities be initially measured at fair value. The statement also permits an entity to choose a subsequent measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 was effective as of the beginning of the first fiscal year that begins after September 15, 2006. The application of SFAS No. 156 did not have a material impact on the Company’s financial condition or results of operations.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN48 is effective for fiscal years beginning after December 31, 2006. The Company adopted FIN48 effective January 1, 2007, resulting in a beginning retained earnings adjustment in the amount of $800.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which provides for enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is applicable under other accounting pronouncements that either require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS No. 157 on January 1, 2008, and the adoption did not have a material impact on financial condition, results of operations, or liquidity.
In September 2006, the FASB ratified EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF Issue 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee. This Issue states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under Issue EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. Issue EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company does not anticipate that EITF Issue 06-4 will have a material impact on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances. The Company did not choose to early adopt this standard and does not anticipate that SFAS No. 159 will have a material impact on its consolidated financial statements.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2007, 2006 and 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS Nos. 141(R) and 160 on our consolidated financial statements.
Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the financial statements.
Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $25,632 and $16,268 was required to meet regulatory reserve and clearing requirements at year-end 2007 and 2006. These balances do not earn interest.
Segments: Internal financial reporting is primarily reported and aggregated in five lines of business: banking, mortgage banking, consumer finance, subprime automobile lending, and title insurance. Banking accounts for 95.7% of revenues for 2007.
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
Reclassifications: Certain items in prior year financial statements have been reclassified to conform to the 2007 presentation. These reclassifications had no effect on net income or shareholders’ equity as previously reported.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2007, 2006 and 2005
NOTE 2 — SECURITIES
Securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
2007
U.S. government agencies	$41,287	$453	$(3)	$41,737
Obligations of states and political subdivisions	34,150	310	(72)	34,388
Mortgage-backed	154,264	2,044	(137)	156,171
Trust preferred securities	3,094	—	(117)	2,977

	$232,795	$2,807	$(329)	$235,273

2006
U.S. government agencies	$25,461	$44	$(100)	$25,405
Obligations of states and political subdivisions	1,708	—	(6)	1,702
Mortgage-backed	8,557	10	(158)	8,409
Trust preferred securities	2,223	1	—	2,224

	$37,949	$55	$(264)	$37,740

Held to Maturity
2007
Obligations of states and political subdivisions	$1,049	$8	$(1)	$1,056
Other securities	254	—	(30)	224

	$1,303	$8	$(31)	$1,280

2006
Obligations of states and political subdivisions	$1,794	$12	$(5)	$1,801
Other securities	751	1	(9)	743

	$2,545	$13	$(14)	$2,544

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2007, 2006 and 2005
NOTE 2 — SECURITIES (Continued)
Contractual maturities of securities at year-end 2007 are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale	Held to Maturity
	Fair	Carrying	Fair
	Value	Amount	Value

Due in one year or less	$742	$385	$385
Due after one year through five years	4,162	918	895
Due after five years through ten years	37,458	—	—
Due after ten years	36,740	—	—
Mortgage-backed securities	156,171	—	—

Total maturities	$235,273	$1,303	$1,280

Gross losses of $42 and $8 were recognized in 2007 and 2006, respectively, from proceeds of $2,726 and $1,939 on the sale of securities available for sale and held to maturity. There were no security sales during 2005.
Securities with a carrying value of $212,633 and $26,843 at year-end 2007 and 2006 were pledged for public deposits and securities sold under agreements to repurchase and to the Federal Home Loan Bank and Federal Reserve Bank.
Securities with unrealized losses at year-end 2007 and 2006 not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
2007
U. S. government agencies	$—	$—	$497	$(3)	$497	$(3)
Obligations of states and political subdivisions	3,042	(66)	899	(7)	3,941	(73)
Other securities	2,998	(117)	224	(30)	3,222	(147)
Mortgage-backed securities	5,508	(45)	5,513	(92)	11,021	(137)

Total temporarily impaired	$11,548	$(228)	$7,133	$(132)	$18,681	$(360)

2006
U. S. government agencies	$9,953	$(44)	$3,444	$(56)	$13,397	$(100)
Obligations of states and political subdivisions	210	—	1,837	(11)	2,047	(11)
Other securities	—	—	246	(9)	246	(9)
Mortgage-backed securities	5	—	7,354	(158)	7,359	(158)

Total temporarily impaired	$10,168	$(44)	$12,881	$(234)	$23,049	$(278)

Unrealized losses on securities have not been recognized into income because management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2007, 2006 and 2005
NOTE 3 — LOANS
Loans at year-end were as follows:

	2007	2006

Commercial real estate	$1,549,457	$921,190
Residential real estate	398,779	281,629
Commercial	320,264	258,998
Consumer	97,635	87,111
Other	3,871	2,203
Unearned interest	(13,630)	(11,502)

Loans, net of unearned interest	$2,356,376	$1,539,629

Allowance for loan losses	$(34,111)	$(22,302)

Activity in the allowance for loan losses is as follows:

	2007	2006	2005

Beginning balance	$22,302	$19,739	$15,721
Reserve acquired in acquisition	9,022	—	1,467
Provision for loan losses	14,483	5,507	6,365
Loans charged off	(13,471)	(4,357)	(5,583)
Recoveries of loans charged off	1,775	1,413	1,769

Balance, end of year	$34,111	$22,302	$19,739

Impaired loans were as follows:

	2007	2006	2005

Loans with allowance allocated	$36,267	$5,067	$14,679
Amount of allowance allocated	5,440	760	2,202
Average balance during the year	16,276	6,897	11,964
Interest income not recognized during impairment	237	207	368
Interest income actually recognized on these loans during 2007 was $1,977, and this interest income was not significant during 2006 and 2005.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2007, 2006 and 2005
NOTE 3 — LOANS (Continued)
Nonperforming loans were as follows:

	2007	2006

Loans past due 90 days still on accrual	$18	$28
Nonaccrual loans	32,060	3,479

Total	$32,078	$3,507

Nonperforming loans and impaired loans are defined differently. Nonperforming loans are loans that are 90 days past due and still accruing interest and nonaccrual loans. Impaired loans are loans that based upon current information and events it is considered probable that the Company will be unable to collect all amounts of contractual interest and principal as scheduled in the loan agreement. Some loans may be included in both categories, whereas other loans may only be included in one category.
The aggregate amount of loans to executive officers and directors of the Company and their related interests was approximately $15,502 and $11,129 at year-end 2007 and 2006, respectively. During 2007 and 2006, new loans aggregating approximately $27,087 and $17,545, respectively, and amounts collected of approximately $22,714 and $19,427, respectively, were transacted with such parties.
NOTE 4 — PREMISES AND EQUIPMENT
Year-end premises and equipment follows:

	2007	2006

Land	$18,151	$12,447
Premises	56,100	35,824
Leasehold improvements	2,551	2,088
Furniture, fixtures and equipment	22,678	18,614
Automobiles	122	122
Construction in progress	4,334	6,073

	103,936	75,168
Accumulated depreciation	(21,239)	(17,910)

	$82,697	$57,258

Rent expense for operating leases was $1,087 for 2007, $721 for 2006, and $587 for 2005. Rent commitments under noncancelable operating leases were as follows, before considering renewal options that generally are present:

2008	$987
2009	753
2010	434
2011	340
2012	323
Thereafter	1,528

Total	$4,365

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2007, 2006 and 2005
NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The change in the amount of goodwill is as follows:

	2007	2006
Beginning of year	$31,327	$31,327
Goodwill from acquisition during year	111,813	—

End of year	$143,140	$31,327

Goodwill was no longer amortized starting in 2002; however, it is evaluated annually for impairment and no impairment was recognized in 2007, 2006, or 2005.
Core deposit and other intangible
The change in core deposit and other intangible is as follows:

Core deposit intangibles	2007	2006
Beginning of year	$7,213	$8,295
Core deposit intangibles from acquisition during year	8,740	—
Accumulated amortization, beginning of year	(3,843)	(2,761)
Amortization	(1,962)	(1,082)

Accumulated amortization, end of year	(5,805)	(3,843)

End of year	$13,991	$7,213

Other intangibles	2007
Beginning of year	$—
Mortgage servicing rights from acquisition during year	745
Accumulated amortization, beginning of year	—
Amortization	(49)

Accumulated amortization, end of year	(49)

End of year	$696

Estimated amortization expense for each of the next five years is as follows:

2008	$2,599
2009	2,599
2010	2,595
2011	2,541
2012	2,411

Total	$12,745

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2007, 2006 and 2005
NOTE 6 — DEPOSITS
Deposits at year-end were as follows:

	2007	2006

Noninterest-bearing demand deposits	$201,289	$152,635
Interest-bearing demand deposits	598,984	430,735
Savings deposits	72,277	68,160
Time deposits	1,114,243	680,975

Total Deposits	$1,986,793	$1,332,505

Time deposits of $100 or more were $552,963 and $235,159 at year-end 2007 and 2006, respectively.
Scheduled maturities of all time deposits for the next five years and thereafter were as follows:

2008	$1,013,078
2009	76,047
2010	13,208
2011	5,211
2012	2,347
Thereafter	4,352
The aggregate amount of deposits of executive officers and directors of the Company and their related interests was approximately $5,018 and $4,052 at year-end 2007 and 2006, respectively.
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
Information concerning securities sold under agreements to repurchase at year-end 2007, 2006 and 2005 is as follows:

	2007	2006	2005

Average balance during the year	$70,601	$22,424	$15,687
Average interest rate during the year	4.06%	4.13%	2.64%
Maximum month-end balance during the year	$114,045	$26,753	$19,931
Weighted average interest rate at year-end	3.25%	4.08%	3.37%
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2007, 2006 and 2005
NOTE 7 — BORROWINGS (Continued)
FHLB advances and notes payable consist of the following at year-end:

	2007	2006
Short-term borrowings
Fixed rate FHLB advances, 3.90% to 6.10%
Maturing January 2008 and July 2008	$99,409	$—

Variable rate FHLB advance at 5.45%
Maturing January 2008	10,000	—

Fixed rate FHLB advance, 5.18%,
Matured January 2007	—	84,900

Total short-term borrowings	109,409	84,900

Long-term borrowings
Fixed rate FHLB advances, from 2.85% to 6.35%,
Various maturities through July 2022	152,781	48,171

Variable rate FHLB advances, from 5.00% to 5.76%,
Maturities from November 2009 to December 2010	56,500	44,500

Total long-term borrowings	209,281	92,671

Total borrowings	$318,690	$177,571

Each advance is payable at its maturity date; however, prepayment penalties are required if paid before maturity. The fixed rate advances include $135,000 of advances that are callable by the FHLB under certain circumstances. The variable rate advances are convertible to a 3-month LIBOR rate at the discretion of the FHLB. The advances are collateralized by a required blanket pledge of qualifying mortgage, commercial, agricultural and home equity lines of credit loans and securities totaling $621,428 and $417,227 at year-end 2007 and 2006, respectively.
Scheduled maturities of long-term FHLB advances and notes payable over the next five years and thereafter are as follows:

Total

2008	$10,425
2009	29,902
2010	37,421
2011	15,441
2012	65,461
Thereafter	60,640

$219,290

At year-end 2007, the Company had approximately $103,214 of federal funds lines of credit available from correspondent institutions, $117 in unused lines of credit with the FHLB, and $74,750 of letters of credit with the FHLB.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2007, 2006 and 2005
NOTE 7 — BORROWINGS (Continued)
In September 2003, the Company formed Greene County Capital Trust I (“GC Trust I”). GC Trust I issued $10,000 of variable rate trust preferred securities as part of a pooled offering of such securities. The Company issued $10,310 subordinated debentures to the GC Trust I in exchange for the proceeds of the offering, which debentures represent the sole asset of GC Trust I. The debentures pay interest quarterly at the three-month LIBOR plus 2.85% adjusted quarterly (8.09% and 8.22% at year-end 2007 and 2006, respectively). The Company may redeem the subordinated debentures, in whole or in part, beginning October 2008 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2033.
In June 2005, the Company formed Greene County Capital Trust II (“GC Trust II”). GC Trust II issued $3,000 of variable rate trust preferred securities as part of a pooled offering of such securities. The Company issued $3,093 subordinated debentures to the GC Trust II in exchange for the proceeds of the offering, which debentures represent the sole asset of GC Trust II. The debentures pay interest quarterly at the three-month LIBOR plus 1.68% adjusted quarterly (6.67% and 7.04% at year-end 2007 and 2006, respectively). The Company may redeem the subordinated debentures, in whole or in part, beginning September 2010 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2035.
In May 2007, the Company formed GreenBank Capital Trust I (“GB Trust I”). GB Trust I issued $56,000 of variable rate trust preferred securities as part of a pooled offering of such securities. The Company issued $57,732 subordinated debentures to the GB Trust I in exchange for the proceeds of the offering, which debentures represent the sole asset of GB Trust I. The debentures pay interest quarterly at the three-month LIBOR plus 1.65% adjusted quarterly (6.64% at year-end 2007). The Company may redeem the subordinated debentures, in whole or in part, beginning June 2012 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2037.
Also in May 2007 the Company assumed the liability for two trusts affiliated with the acquisition of Franklin, Tennessee-based Civitas Bankgroup, Inc. (“CVBG”) that the Company acquired on May 18, 2007, Civitas Statutory Trust I (“CS Trust I”) and Cumberland Capital Statutory Trust II (“CCS Trust II”).
In December 2005 CS Trust I issued $13,000 of variable rate trust preferred securities as part of a pooled offering of such securities. CVBG issued $13,403 subordinated debentures to the CS Trust I in exchange for the proceeds of the offering, which debentures represent the sole asset of CS Trust I. The debentures pay interest quarterly at the three-month LIBOR plus 1.54% adjusted quarterly (6.53% at year-end 2007). The Company may redeem the subordinated debentures, in whole or in part, beginning March 2011 at a price of 100% of face value. The subordinated debentures must be redeemed no later than March 2036.
In July 2001 CCS Trust II issued $4,000 of variable rate trust preferred securities as part of a pooled offering of such securities. CVBG issued $4,124 subordinated debentures to the CCS Trust II in exchange for the proceeds of the offering, which debentures represent the sole asset of CCS Trust II. The debentures pay interest quarterly at the three-month LIBOR plus 3.58% adjusted quarterly (8.54% at year-end 2007). As of July 2007 the Company may redeem the subordinated debentures, in whole or in part at a price of 100% of face value. The subordinated debentures must be redeemed no later than July 2031.
In accordance with FASB Interpretation No. 46R, GC Trust I, GC Trust II, GB Trust I, CS Trust I and CCS Trust II are not consolidated with the Company. Accordingly, the Company does not report the securities issued by GC Trust I, GC Trust II, GB Trust I, CS Trust I and CCS Trust II as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by each Trust. However, the Company has fully and unconditionally guaranteed the repayment of the variable rate trust preferred securities. These trust preferred securities currently qualify as Tier 1 capital for regulatory capital requirements of the Company.

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2007, 2006 and 2005
NOTE 8 — BENEFIT PLANS
The Company has a profit sharing plan which allows employees to contribute from 1% to 20% of their compensation. The Company contributes an additional amount at a discretionary rate established annually by the Board of Directors. Company contributions to the Plan were $1,320, $999 and $856 for 2007, 2006 and 2005, respectively.
Directors have deferred some of their fees for future payment, including interest. The amount accrued for deferred compensation was $2,823 and $2,585 at year-end 2007 and 2006. Amounts expensed under the Plan were $330, $350 and $298 during 2007, 2006, and 2005. The Company paid interest on balances in the Plan during 2007, 2006, and 2005, as follows: For the years ended 2007 and 2006, the Company used a formula which provides an annual earnings crediting rate based on 75% of the annual return on average stockholders’ equity, for the year then ended, on balances in the plan until the director experiences a separation from service, and, thereafter, at an earnings crediting rate of 56.25% of the Company’s return on average stockholders’ equity for the year then ending. For the year ended 2005 interest was credited on the account balances of the participating directors monthly at an annual rate of 10% compounded monthly until separation from service, and, thereafter, at an annual rate of 7.5% compounded monthly. Also certain officers of the Company are participants under a Supplemental Executive Retirement Plan. The amount accrued for future payments under this Plan was $815 and $562 at year-end 2007 and 2006. Amounts expensed under the Plan were $253, $236 and $176 during 2007, 2006 and 2005, respectively. Related to these plans, the Company purchased single premium life insurance contracts on the lives of the related participants. The cash surrender value of these contracts is recorded as an asset of the Company.
NOTE 9 — INCOME TAXES
Income tax expense is summarized as follows:

	2007	2006	2005

Current – federal	$13,161	$11,424	$7,860
Current – state	2,096	2,265	1,581
Deferred – federal	(927)	(416)	(640)
Deferred – state	(184)	(83)	(127)

	$14,146	$13,190	$8,674

Deferred income taxes reflect the effect of “temporary differences” between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws. The tax effects of the primary temporary differences giving rise to the Company’s net deferred tax assets and liabilities are as follows:

	2007		2006
	Assets	Liabilities	Assets	Liabilities

Allowance for loan losses	$13,380	$—	$8,748	$—
Deferred compensation	1,653	—	1,487	—
Purchase accounting adjustments	1,219	—	—	(327)
Depreciation	—	(1,771)	—	(1,855)
FHLB dividends	—	(1,476)	—	(1,067)
Core deposit intangible	—	(6,102)	—	(2,566)
Unrealized (gain) loss on securities	—	(972)	79	—
Deferred loan costs	—	—	—	(1,502)
Other	868	—	—	(115)

Total deferred income taxes	$17,120	$(10,321)	$10,314	$(7,432)

No valuation allowances were required relating to deferred tax assets at December 31, 2007 and 2006.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2007, 2006 and 2005
NOTE 9 – INCOME TAXES (Continued)
A reconciliation of expected income tax expense at the statutory federal income tax rate of 35% with the actual effective income tax rates is as follows:

	2007	2006	2005

Statutory federal tax rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	3.2	4.1	4.1
Tax exempt income	(2.7)	(0.7)	(1.1)
Other	1.2	(0.1)	—

	36.7%	38.3%	38.0%

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
A reconciliation of the beginning and ending amount of unrecognized income tax benefits follows:

2007

Unrecognized tax benefits at the beginning of the year	$475
Additional based on tax positions related to current year	—
Additional based on tax positions related to prior years	—
Reduction based on lapse of statute	(400)
Settlements	(75)

Unrecognized tax benefits at the end of the year	$—

The Company recognizes accrued interest and penalties related to uncertain tax positions in tax expense.  At the date of adoption of FIN 48, the Company had recognized approximately $150 for the payment of interest and penalties.
A federal and state net operating loss of $6.2 million was acquired in connection with the CVBG acquisition. The carryforward loss will expire in 2026.
The Company’s Federal returns are open and subject to examination for the years of 2005 and 2006.  The Company’s State returns are open and subject to examination for the years of 2004, 2005 and 2006.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2007, 2006 and 2005
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
Financial instruments with off-balance-sheet risk were as follows at year-end:

	2007	2006

Commitments to make loans – fixed	$7,837	$24,308
Commitments to make loans – variable	23,843	67,412
Unused lines of credit	704,729	480,420
Letters of credit	58,615	31,154
The fixed rate loan commitments have interest rates ranging from 5.50% to 8.79% and maturities ranging from nine-months to twenty-five years. Letters of credit are considered financial guarantees under FASB Interpretation No. 45. These instruments are carried at fair value, which was immaterial at year-end 2007 and 2006.
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

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2007, 2006 and 2005
NOTE 11 — CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (continued)
Based on the most recent notifications from its regulators, the Bank is well capitalized under the regulatory framework for prompt corrective action. Management believes that as of December 31, 2007, the Company and the Bank met all capital adequacy requirements to which they are subject and was not aware of any conditions or events that would affect the Bank’s well capitalized status. Actual capital levels and minimum required levels (in millions) were as follows:

					Minimum Amounts to be
			Minimum Required		Well Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Actual	Ratio (%)	Actual	Ratio (%)	Actual	Ratio (%)
2007
Total Capital (to Risk Weighted Assets)
Consolidated	$280.2	11.5	$194.3	8.0	$242.8	10.0
Bank	270.6	11.1	194.6	8.0	243.3	10.0
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$249.8	10.3	$97.1	4.0	$145.7	6.0
Bank	240.1	9.9	97.3	4.0	146.0	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$249.8	9.0	$111.1	4.0	$138.9	5.0
Bank	240.1	8.7	111.0	4.0	138.8	5.0

2006
Total Capital (to Risk Weighted Assets)
Consolidated	$178.5	11.5	$124.6	8.0	$155.8	10.0
Bank	177.3	11.4	124.5	8.0	155.6	10.0
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$159.1	10.2	$62.3	4.0	$93.5	6.0
Bank	157.8	10.1	62.3	4.0	93.4	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$159.1	9.5	$67.4	4.0	$84.2	5.0
Bank	157.8	9.4	67.3	4.0	84.2	5.0
The Company’s primary source of funds to pay dividends to shareholders is the dividends it receives from the Bank. Applicable state laws and the regulations of the Federal Reserve Bank and the Federal Deposit Insurance Corporation regulate the payment of dividends. Under the state regulations, the amount of dividends that may be paid by the Bank to the Company without prior approval of the Commissioner of the Tennessee Department of Financial Institutions is limited in any one year to an amount equal to the net income in the calendar year of declaration plus retained net income for the preceding two years; however, future dividends will be dependent on the level of earnings, capital and liquidity requirements and considerations of the Bank and Company.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2007, 2006 and 2005
NOTE 12 — STOCK-BASED COMPENSATION
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
The Company maintains a 2004 Long-Term Incentive Plan (the “Plan”), whereby a maximum of 500,000 shares of common stock may be issued to directors and employees of the Company and the Bank.  The Plan provides for the issuance of awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, deferred share units and performance awards.  Stock options granted under the Plan are typically granted at exercise prices equal to the fair market value of the Company’s common stock on the date of grant and typically have terms of ten years and vest at an annual rate of 20%. At December 31, 2007, 279,071 shares remained available for future grant. The compensation cost that has been charged against income for the Plan was approximately $472 and $354 for the years ended December 31, 2007 and 2006, respectively
Stock Options
The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company granted 75,473 and 90,261 stock options during the years ended December 31, 2007 and 2006, respectively, with a fair value of $11.85 and $8.90, respectively, for each option.
The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company’s common stock based upon prior year’s trading history. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on the date of grant. No post-vesting restrictions exist for these options. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees in the quarters ended March 31, 2007 and 2006, respectively. No options were granted during the other quarters for the years ended December 31, 2007 and 2006.

	2007	2006
Risk-free interest rate	4.65%	4.57%
Volatility	26.97%	28.16%
Expected life	8 years	8 years
Dividend yield	1.7%	2.3%
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2007, 2006 and 2005
NOTE 12 — STOCK-BASED COMPENSATION (Continued)
A summary of option activity under the stock option plan for the three years ended December 31, 2007 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2005	336,278	$20.28
Granted	71,228	26.89
Exercised	(10,596)	13.47
Forfeited	—	—

Outstanding at December 31, 2005	396,910	$21.65
Granted	90,261	28.90
Exercised	(49,264)	18.28
Forfeited	(12,150)	26.79

Outstanding at December 31, 2006	425,757	$23.43
Granted	75,473	35.89
Exercised	(38,530)	19.22
Forfeited	(10,623)	29.80

Outstanding at December 31, 2007	452,077	$25.72	6.0 years	$396

Options exercisable at December 31, 2007	256,854	$22.29	4.5 years	$395

Options available for future grants at December 31, 2007	279,071

The total aggregate intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options) exercised during the years ended December 31, 2007 and 2006, was $550 and $743, respectively. The total fair value of options vesting during the years ended December 31, 2007 and 2006, was $322 and $245, respectively. As of December 31, 2007, there was $1,370 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.1 years.
During the year-ended December 31, 2007, the amount of cash received from the exercise of stock options was $497.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2007, 2006 and 2005
NOTE 12 – STOCK-BASED COMPENSATION (Continued)
Options outstanding at year-end 2007 were as follows:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Number	Remaining	Exercise	Number	Remaining	Exercise
Range of Exercise prices	Outstanding	Contractual Life	Price	Outstanding	Contractual Life	Price

$11.10 - $15.00	42,142	3.4	$12.90	42,142	3.4	$12.90

$15.01 - $20.00	78,457	4.8	$17.63	71,104	4.8	$17.48

$20.01 - $25.00	66,945	4.8	$23.28	46,439	4.3	$23.24

$25.01 - $30.00	164,731	6.8	$28.32	70,299	5.5	$28.43

$30.01 - $36.32	99,802	7.5	$34.84	26,870	3.0	$32.00

Total	452,077			256,854

Cash Settled Stock Appreciation Rights
During the year ended December 31, 2007 the Company granted cash-settled stock appreciation rights (“SARs”) awards to select employees. Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise of each stock appreciation right, for the difference between the appreciation in market value of a specified number of shares of the Company’s Common Stock over the award’s exercise price. The SAR’s vest over the same period as the stock option awards issued and can only be exercised in tandem with the stock option awards The per-share exercise price of a SAR is equal to the closing market price of a share of the Company’s Common Stock on the date of grant. As of December 31, 2007, there was an estimated $64 of unrecognized compensation cost related to SAR’s. The cost, measured at each reporting period until the award is settled, is expected to be recognized over a weighted average period of 2.2 years. As of December 31, 2007, no cash settled SAR’s had vested and as such, no share-based liabilities were paid.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2007, 2006 and 2005
NOTE 12 — STOCK-BASED COMPENSATION (Continued)
A summary of the SAR activity during year ended December 31, 2007 is presented below:

		Weighted
		Average
		Price per
	SAR’s	Share
Outstanding at January 1, 2007	—
Granted	19,000	$34.63

Outstanding at December 31, 2007	19,000	$34.63

Weighted-average fair value of cash-settled SAR’s granted during the twelve months ended December 31, 2007	$11.37

The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the SAR. Expected volatility is based upon the historical volatility of the Company’s common stock based upon prior year’s trading history. The expected term of the SAR is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on the date of grant. These SAR’s can only be exercised in tandem with stock options being exercised. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of the SAR’s.

2007
Risk-free interest rate	4.58%
Volatility	26.92%
Expected life	8 years
Dividend yield	1.8%
Cash-settled SARs awarded in stock-based payment transactions are accounted for under SFAS 123(R) which classifies these awards as liabilities. Accordingly, the Company records these awards as a component of other non-current liabilities on the balance sheet. For liability awards, the fair value of the award, which determines the measurement of the liability on the balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability award are recorded as increases or decreases in compensation cost, either immediately or over the remaining service period, depending on the vested status of the award.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2007, 2006 and 2005
NOTE 13 — EARNINGS PER SHARE
A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations are presented below.

	2007	2006	2005
Basic Earnings Per Share

Net income	$24,374	$21,262	$14,163

Weighted average common shares outstanding	11,756,699	9,788,004	8,184,499

Basic Earnings Per Share	$2.07	$2.17	$1.73

Diluted Earnings Per Share

Net income	$24,374	$21,262	$14,163

Weighted average common shares outstanding	11,756,699	9,788,004	8,184,499

Add: Dilutive effects of assumed conversions and exercises of stock options	42,443	145,274	91,634

Weighted average common and dilutive potential common shares outstanding	11,799,142	9,933,278	8,276,133

Diluted Earnings Per Share	$2.07	$2.14	$1.71

Stock options of 114,115 and 118,321 were excluded from the 2007 and 2005 diluted earnings per share because their impact was antidilutive. No stock options were excluded from the earnings per share calculation for 2006.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2007, 2006 and 2005
NOTE 14 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying value and estimated fair value of the Company’s financial instruments are as follows at year-end 2007 and 2006.

	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$65,717	$65,717	$70,640	$70,640
Securities available for sale	235,273	235,273	37,740	37,740
Securities held to maturity	1,303	1,280	2,545	2,544
Loans held for sale	2,331	2,355	1,772	1,787
Loans, net of unearned interest	2,356,376	2,338,305	1,539,629	1,534,777
Allowance for loan losses	(34,111)	(34,111)	(22,302)	(22,302)
FHLB, Bankers Bank and other stock	12,322	12,322	7,055	7,055
Cash surrender value of life insurance	28,466	28,466	21,176	21,176
Accrued interest receivable	13,532	13,532	8,581	8,581

Financial liabilities:
Deposit accounts	$1,986,793	$1,985,482	$1,332,505	$1,329,770
Federal funds purchased and repurchase agreements	194,525	194,525	42,165	42,165
FHLB Advances and notes payable	318,690	320,661	177,571	175,056
Subordinated debentures	88,662	87,599	13,403	13,920
Accrued interest payable	9,098	9,098	3,511	3,511
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

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2007, 2006 and 2005
NOTE 15 — PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
BALANCE SHEETS
Years ended December 31, 2007 and 2006

	2007	2006

ASSETS
Cash and due from financial institutions	$8,248	$1,902
Investment in subsidiary	398,892	195,798
Cash surrender value of life insurance contracts	—	281
Other	5,147	1,700

Total assets	$412,287	$199,681

LIABILITIES
Subordinated debentures	$88,662	$13,403
Other liabilities	1,148	1,807

Total liabilities	89,810	15,210

Shareholders’ equity	322,477	184,471

Total liabilities and shareholders’ equity	$412,287	$199,681

STATEMENTS OF INCOME
Years ended December 31, 2007, 2006, and 2005

	2007	2006	2005

Dividends from subsidiary	$6,757	$5,096	$3,511
Other income	145	335	208
Interest expense	(4,513)	(1,101)	(781)
Other expense	(921)	(774)	(829)

Income before income taxes	1,468	3,556	2,109
Income tax benefit	(2,096)	(657)	(592)
Equity in undistributed net income of subsidiary	20,810	17,049	11,462

Net income	$24,374	$21,262	$14,163

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2007, 2006 and 2005
NOTE 15 — PARENT COMPANY CONDENSED FINANCIAL STATEMENTS (Continued)
STATEMENTS OF CASH FLOWS
Years ended December 31, 2007, 2006, and 2005

	2007	2006	2005
Operating activities
Net income	$24,374	$21,262	$14,163
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Undistributed net income of subsidiaries	(20,810)	(17,049)	(11,462)
Depreciation and amortization	—	—	110
Increase in cash surrender value of life insurance	—	(8)	(9)
Stock compensation expense	472	354	—
Change in assets	(3,871)	(424)	(149)
Change in liabilities	(658)	878	(3)

Net cash provided (used) by operating activities	(493)	5,013	2,650

Investing activities
Capital investment in bank subsidiary	(43,141)	—	(47,800)

Net cash used in investing activities	(43,141)	—	(47,800)

Financing activities
Dividends paid	(8,386)	(6,270)	(5,294)
Proceeds from issuance of public offering	—	—	50,635
Proceeds from issuance of common stock options	497	761	142
Proceeds from subordinated debentures	57,732	—	3,093
Tax benefit resulting from stock options	137	126	—
Repayment of debt	—	(1,800)	—

Net cash from (used in) financing activities	49,980	(7,183)	48,576

Net change in cash and cash equivalents	6,346	(2,170)	3,426

Cash and cash equivalents, beginning of year	1,902	4,072	646

Cash and cash equivalents, end of year	$8,248	$1,902	$4,072

NOTE 16 — OTHER COMPREHENSIVE INCOME
Other comprehensive income components were as follows.

	2007	2006	2005

Unrealized holding gains and (losses) on securities available for sale, net of tax of $978, 144 and ($213), respectively	$1,610	$236	$(343)
Reclassification adjustment for losses realized in net income, net of tax of $16, $3 and $-, respectively	26	5	—

Other comprehensive income (loss)	$1,636	$241	$(343)

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2007, 2006 and 2005
NOTE 17 — SEGMENT INFORMATION
The Company’s operating segments include banking, mortgage banking, consumer finance, subprime automobile lending and title insurance. The reportable segments are determined by the products and services offered, and internal reporting. Loans, mortgage banking, investments, and deposits provide the revenues in the banking operation, loans and fees provide the revenues in consumer finance and subprime lending and insurance commissions provide revenues for the title insurance company. Consumer finance, subprime automobile lending and title insurance do not meet the quantitative threshold for disclosure on an individual basis, and are therefore shown below in “other”. All operations are domestic.
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

		Other	Holding		Total
2007	Banking	Segments	Company	Eliminations	Segments
Net interest income	$92,562	$6,604	$(4,513)	$—	$94,653
Provision for loan losses	12,636	1,847	—	—	14,483
Noninterest income	26,158	2,761	145	(1,386)	27,678
Noninterest expense	64,548	5,246	920	(1,386)	69,328
Income tax expense (benefit)	15,350	890	(2,094)	—	14,146

Segment profit (loss)	$26,186	$1,382	$(3,194)	$—	$24,374

Segment assets	$2,898,094	$37,992	$11,655	$—	$2,947,741

		Other	Holding		Total
2006	Banking	Segments	Company	Eliminations	Segments
Net interest income	$67,377	$5,681	$(1,101)	$—	$71,957
Provision for loan losses	4,356	1,151	—	—	5,507
Noninterest income	18,815	2,524	334	(895)	20,778
Noninterest expense	48,355	4,543	773	(895)	52,776
Income tax expense (benefit)	12,927	920	(657)	—	13,190

Segment profit (loss)	$20,554	$1,591	$(883)	$—	$21,262

Segment assets	$1,733,995	$34,776	$3,883	$—	$1,772,654

		Other	Holding		Total
2005	Banking	Segments	Company	Eliminations	Segments
Net interest income	$53,805	$5,762	$(781)	$—	$58,786
Provision for loan losses	5,055	1,310	—	—	6,365
Noninterest income	13,332	2,035	209	(820)	14,756
Noninterest expense	39,980	4,351	829	(820)	44,340
Income tax expense (benefit)	8,428	838	(592)	—	8,674

Segment profit (loss)	$13,674	$1,298	$(809)	$—	$14,163

Segment assets	$1,583,655	$31,083	$5,251	$—	$1,619,989

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2007, 2006 and 2005
NOTE 17 — SEGMENT INFORMATION (continued)
Asset Quality Ratios

As of and for the period ended December 31, 2007	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	1.35%	1.30%	1.36%
Nonperforming assets as a percentage of total assets	1.22%	2.11%	1.25%
Allowance for loan losses as a percentage of total loans, net of unearned income	1.32%	7.96%	1.45%
Allowance for loan losses as a percentage of nonperforming loans	98.37%	609.80%	106.34%
Net charge-offs to average total loans, net of unearned income	0.50%	4.14%	0.57%

As of and for the period ended December 31, 2006	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	0.19%	1.84%	0.23%
Nonperforming assets as a percentage of total assets	0.24%	2.53%	0.29%
Allowance for loan losses as a percentage of total loans, net of unearned income	1.28%	7.94%	1.45%
Allowance for loan losses as a percentage of nonperforming loans	680.25%	431.95%	635.93%
Net charge-offs to average total loans, net of unearned income	0.14%	2.82%	0.20%
NOTE 18 — SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Presented below is a summary of the consolidated quarterly financial data:

	For the three months ended
Summary of Operations	3/31/07	6/30/07	9/30/07	12/31/07

Net interest income	$18,821	$22,933	$27,293	$25,606
Provision for loan losses	974	1,259	1,444	10,806
Noninterest income	5,399	6,483	7,688	8,108
Noninterest expense	14,042	16,709	19,010	19,567
Net income	5,616	7,086	8,914	2,758

Basic earnings per share	0.57	0.63	0.69	0.21
Diluted earning per share	0.57	0.62	0.69	0.21
Dividends per common share	0.13	0.13	0.13	0.29
Average common shares outstanding	9,815,452	11,321,822	12,921,240	12,926,673
Average common shares outstanding – diluted	9,910,315	11,395,518	13,008,733	12,962,869

	For the three months ended
Summary of Operations	3/31/06	6/30/06	9/30/06	12/31/06

Net interest income	$17,186	$17,773	$18,530	$18,468
Provision for loan losses	1,064	1,244	1,661	1,538
Noninterest income	4,755	5,028	5,191	5,804
Noninterest expense	12,706	12,679	13,136	14,255
Net income	5,096	5,483	5,509	5,174

Basic earnings per share	0.52	0.56	0.56	0.53
Diluted earning per share	0.52	0.55	0.56	0.52
Dividends per common share	0.12	0.12	0.12	0.28
Average common shares outstanding	9,770,555	9,785,936	9,790,058	9,805,065
Average common shares outstanding – diluted	9,870,691	9,897,987	9,900,396	9,942,078
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2007, 2006 and 2005
NOTE 19 — BUSINESS COMBINATION
On May 18, 2007, the Company acquired CVBG, parent of Cumberland Bank. CVBG, headquartered in Franklin, Tennessee, which operated 12 full-service branches in the middle Tennessee area. The primary reason for the acquisition of CVBG, and the premium paid, was to provide accelerated entry for the Company in the Middle Tennessee area in some of the fastest growing areas in the Nashville MSA. Operating results of CVBG are included in the consolidated financial statements since the date of the acquisition.
The acquisition was accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the tangible and identified intangible assets purchased and the liabilities assumed based upon preliminary estimated fair values at the date of acquisition. The aggregate purchase price was $164,268, including $45,793 paid in cash and 3,091,495 shares of the Company’s common stock. The allocation of the purchase price is subject to changes in the estimated fair values of assets acquired and liabilities assumed. Identified intangible assets and purchase accounting fair value adjustments are being amortized under various methods over the expected lives of the corresponding assets and liabilities. Goodwill will not be amortized and is not deductible for tax purposes, but will be reviewed for impairment on an annual basis. Currently, identified intangible assets from the acquisition subject to amortization are $9,485 and total goodwill from the acquisition is $111,813.
The following table summarizes the fair value of assets acquired and liabilities assumed at the date of acquisition.

Cash and due from banks	$21,182
Securities	200,081
FHLB stock	2,863
Bankers Bank stock	100
Loans held for sale	8,642
Loans, net of unearned income	631,496
Allowance for loan losses	(9,022)
Premises and equipment	18,332
Goodwill	111,813
Core deposit intangible	8,740
Mortgage servicing rights	745
Other assets	16,618

Total assets acquired	1,011,590
Deposits	(699,089)
Federal funds purchased	(52,500)
Repurchase agreements	(42,790)
FHLB advances	(32,000)
Subordinated debentures	(17,527)
Other liabilities	(3,416)

Total liabilities assumed	(847,322)

Net assets acquired	$164,268

The Company also incurred $761 in direct costs that were capitalized into goodwill associated with the merger for legal, advisory and conversion costs.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2007, 2006 and 2005
NOTE 19 — BUSINESS COMBINATION (Continued)
The following table presents pro forma information as if the acquisition had occurred at the beginning of 2007 and 2006 for the years ended December 31. The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the acquisition, depreciation expense on property acquired, interest expense on deposits assumed, and the related income tax effects. The pro forma financial information is not indicative of the results of operations as they would have been had the acquisition been effected on the assumed dates.

	Year ended
	December 31,
	2007	2006
Net interest income	$104,634	$97,508
Net income	$27,371	$27,352

Basic earnings per share	$2.12	$2.12

Diluted earnings per share	$2.11	$2.10

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15f).
Management Report on Internal Control Over Financial Reporting
The report of the Company’s management on the effectiveness of the Company’s internal control over financial reporting is set forth on page 38 of this Annual Report on Form 10-K. The attestation of the Company’s registered public accounting firm related to the Company’s internal control over financial reporting is set forth on page 39 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference to the sections captioned “Proposal 1 – Election of Directors”; “Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance”; “Corporate Governance – Code of Conduct”; “Corporate Governance – Meetings and Committees of the Board”; and “Executive Officers of Green Bankshares” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders (“Proxy Statement”).
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

(b)
Security Ownership of Management
Information required by this item is incorporated herein by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Proposal 1 — Election of Directors” in the Proxy Statement.

(c)
Changes in Control
Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information The following table sets forth certain information with respect to securities to be issued under the Company’s equity compensation plans as of December 31, 2007.

	(a)	(b)	(c)
			Number of securities
			remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of	outstanding	plans
	outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
Equity compensation plans approved by security holders	398,077	$27.15	279,071
Equity compensation plans not approved by security holders	54,000	$15.16	*

Total	452,077	$25.72	279,071

*  R. Stan Puckett, was the sole participant under this plan, which was a part of Mr. Puckett’s employment agreement. This employment agreement was amended during 2005 to provide that future option grants to the key executive would be made at no less than fair market value on the date of grant in order to comply with Section 409A of the Internal Revenue Code of 1986, as amended.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference to the section captioned “Corporate Governance – Certain Transactions” in the Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The responses to this Item are incorporated herein by reference to the section captioned “Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)(1)
The following consolidated financial statements of the Company included in the Company’s 2007 Annual Report to the Shareholders (the “Annual Report”) are incorporated herein by reference from Item 8 of this Form 10-K. The remaining information appearing in the Annual Report is not deemed to be filed as part of this Form 10-K, except as expressly provided herein.

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets – December 31, 2007 and 2006.

3.	Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005.

4.	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005.

5.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005.

6.	Notes to Consolidated Financial Statements.
(a)(2)
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)	The following exhibits either are filed as part of this Report or are incorporated herein by reference:
2.1
Merger Agreement, dated as of January 25, 2007, by and between Greene County Bancshares, Inc. and Civitas Bankgroup, Inc. (Pursuant to Item 601(b)(2) of Regulation S-K the schedules and exhibits to this agreement have been omitted from this filing) – incorporated herein by reference to the Company’s Current Report on Form 8-K filed January 26, 2007.

3.1	Amended and Restated Charter – incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

3.2	Amended and Restated Bylaws – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 20, 2007.

10.1
Employment Agreement and Amendment to Employment Agreement between the Company and R. Stan Puckett – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 7, 2008.*

10.2	Employment Agreement between the Company and Kenneth R. Vaught – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 7, 2008.*

10.3	Employment Agreement between the Company and Ronald E. Mayberry – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10.4	Greene County Bancshares, Inc. 2004 Long-Term Incentive Plan – incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed on April 30, 2004.*

10.5
Greene County Bancshares, Inc. Amended and Restated Deferred Compensation Plan for Non-employee Directors – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 17, 2004.*

10.6	Form of Stock Option Award Agreement – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.7	Deferred Fee Agreement between the Bank and John Tolsma dated December 13, 2004 – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.8
Amendment and Restatement of the Greene County Bank Deferred Compensation Agreements dated March 11, 1997, March 1, 1999 and November 15, 2004 between the Bank and Philip M. Bachman dated March 11, 2005 – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.9
Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated March 1, 1999 between the Bank and W.T. Daniels dated March 11, 2005 – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 .*

10.10
Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated March 1, 1999 between the Bank and Terry Leonard dated March 11, 2005 – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.11
Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 1999 between the Bank and Charles S. Brooks dated March 11, 2005 – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.12
Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 1999 between the Bank and Jerald K. Jaynes dated March 11, 2005 – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.13
Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 2003 between the Bank and Charles H. Whitfield, Jr. dated March 11, 2005 – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 .*

10.14
Greene County Bank Executive Deferred Compensation Agreement between the Bank and R. Stan Puckett dated March 11, 2005 – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.15
Greene County Bank Executive Deferred Compensation Agreement between the Bank and Kenneth R. Vaught dated March 11, 2005 – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 .*

10.16
Greene County Bank Executive Deferred Compensation Agreement between the Bank and Ronald E. Mayberry dated March 11, 2005 – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 .*

10.17	Greene County Bancshares, Inc. Change in Control Protection Plan – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 26, 2004.*

10.18
Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and Steve L. Droke – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 26, 2004.*

10.19
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

10.21	Form of Revolving Credit Note – incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.22	Summary of Compensation Arrangement for James E. Adams – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 15, 2005.*

10.23	Amended and Restated Deferred Compensation Plan for Nonemployee Directors – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 21, 2005.*

10.24
Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and James E. Adams – incorporated by reference to the Company’s Current Report on Form 8-K filed March 12, 2007.*

10.25	Form of Stock Appreciation Right Award Agreement – incorporated by reference to the Company’s Current Report on Form 8-K filed March 23, 2007.*

10.26
Amended and Restated Trust Agreement of GreenBank Capital Trust I (“GB Trust I”) dated as of May 16, 2007 by and among the Greene County Bancshares, Inc., as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and the Administrative Trustees named therein (the “GB Capital Trust Agreement”) – incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.27
Form of Certificate for Common Securities of GB Trust I included as Exhibit B to the GB Capital Trust Agreement – incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.28
Form of Certificate for Preferred Securities of GB Trust I included as Exhibit C to the GB Capital Trust Agreement – incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.29
Junior Subordinated Indenture dated as of May 16, 2007 between the Company and Wilmington Trust Company, as Trustee included as Exhibit D to the GB Capital Trust Agreement (the “Junior Subordinated Indenture”) – incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.30
Form of Certificate for $57,732,000 Note issued pursuant to the Junior Subordinated Indenture included as Sections 2.1 and 2.2 to the Junior Subordinated Indenture – incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.31
Guarantee Agreement dated as of May 16, 2007 between Greene County Bancshares, Inc., as Guarantor and Wilmington Trust Company, as Guarantee Trustee – incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.32	Form of Restricted Stock Agreement – incorporated by reference to the Company’s Current Report on Form 8-K filed January 23, 2008.*

10.33	Form of Stock Appreciation Right Agreement – incorporated by reference to the Company’s Current Report on Form 8-K filed February 29, 2008.*Director and Named Executive Officer Compensation Summary.*

11.1	Statement re Computation of Per Share Earnings – incorporated by reference to Note 13 of the Notes to Consolidated Financial Statements herein.

21.1	Subsidiaries of the Company

23.1	Consent of Dixon Hughes PLLC

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan.
The Company is a party to certain agreements entered into in connection with the offering by Greene County Capital Trust I, Greene County Capital Trust II, GreenBank Capital Trust I, Civitas Statutory Trust I and Cumberland Capital Statutory Trust II of an aggregate of $86 million of variable rate trust preferred securities, as more fully described in this Annual Report on Form 10-K. In accordance with Item 601(b)(4)(iii) of Regulation S-K, and because the total amount of the trust preferred securities is not in excess of 10% of the Company’s total assets, the Company has not filed the various documents and agreements associated with certain of these trust preferred securities herewith. The Company has, however, agreed to furnish copies the various documents and agreements associated with the trust preferred securities to the SEC upon request.
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

GREENE COUNTY BANCSHARES, INC.
Date: March 14, 2008	By:	/s/ R. Stan Puckett
R. Stan Puckett
Chairman of the Board and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

SIGNATURE AND TITLE:	DATE:

/s/ R. Stan Puckett R. Stan Puckett	March 14, 2008
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Kenneth R. Vaught Kenneth R. Vaught	March 14, 2008
President, Chief Operating Officer, and Director

/s/ James E. Adams James E. Adams	March 14, 2008
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

/s/ Ronald E. Mayberry Ronald E. Mayberry	March 14, 2008
Regional Executive, Sumner County and Director

/s/ Phil M. Bachman Phil M. Bachman	March 14, 2008
Director and Secretary

/s/ Martha M. Bachman Martha Bachman	March 14, 2008
Director

/s/ Charles S. Brooks Charles S. Brooks	March 14, 2008
Director

/s/ Bruce Campbell Bruce Campbell	March 14, 2008
Director

SIGNATURE AND TITLE:	DATE:

/s/ W. T. Daniels W.T. Daniels	March 14, 2008
Director

/s/ Robin Haynes Robin Haynes	March 14, 2008
Director

/s/ Jerald K. Jaynes Jerald K. Jaynes	March 14, 2008
Director

/s/ Robert K. Leonard Robert K. Leonard	March 14, 2008
Director

/s/ Terry Leonard Terry Leonard	March 14, 2008
Director

/s/ Samuel E. Lynch Samuel E. Lynch	March 14, 2008
Director

/s/ John Tolsma John Tolsma	March 14, 2008
Director

/s/ Charles H. Whitfield, Jr. Charles H. Whitfield, Jr.	March 14, 2008
Director

EXHIBIT INDEX
2.1
Merger Agreement, dated as of January 25, 2007, by and between Greene County Bancshares, Inc. and Civitas Bankgroup, Inc. (Pursuant to Item 601(b)(2) of Regulation S-K the schedules and exhibits to this agreement have been omitted from this filing) – incorporated herein by reference to the Company’s Current Report on Form 8-K filed January 26, 2007.

3.1	Amended and Restated Charter – incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

3.2	Amended and Restated Bylaws – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 20, 2007.

10.1
Employment Agreement and Amendment to Employment Agreement between the Company and R. Stan Puckett – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 7, 2008.*

10.2	Employment Agreement between the Company and Kenneth R. Vaught – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 7, 2008.*

10.3	Employment Agreement between the Company and Ronald E. Mayberry – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10.4	Greene County Bancshares, Inc. 2004 Long-Term Incentive Plan – incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed on April 30, 2004.*

10.5
Greene County Bancshares, Inc. Amended and Restated Deferred Compensation Plan for Non-employee Directors – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 17, 2004.*

10.6	Form of Stock Option Award Agreement – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.7	Deferred Fee Agreement between the Bank and John Tolsma dated December 13, 2004 – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.8
Amendment and Restatement of the Greene County Bank Deferred Compensation Agreements dated March 11, 1997, March 1, 1999 and November 15, 2004 between the Bank and Philip M. Bachman dated March 11, 2005 – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.9
Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated March 1, 1999 between the Bank and W.T. Daniels dated March 11, 2005 – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 .*

10.10
Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated March 1, 1999 between the Bank and Terry Leonard dated March 11, 2005 – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.11
Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 1999 between the Bank and Charles S. Brooks dated March 11, 2005 – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.12
Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 1999 between the Bank and Jerald K. Jaynes dated March 11, 2005 – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.13
Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 2003 between the Bank and Charles H. Whitfield, Jr. dated March 11, 2005 – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 .*

10.14
Greene County Bank Executive Deferred Compensation Agreement between the Bank and R. Stan Puckett dated March 11, 2005 – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.15
Greene County Bank Executive Deferred Compensation Agreement between the Bank and Kenneth R. Vaught dated March 11, 2005 – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 .*

10.16
Greene County Bank Executive Deferred Compensation Agreement between the Bank and Ronald E. Mayberry dated March 11, 2005 – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 .*

10.17	Greene County Bancshares, Inc. Change in Control Protection Plan – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 26, 2004.*

10.18
Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and Steve L. Droke – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 26, 2004.*

10.19
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

10.21	Form of Revolving Credit Note – incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.22	Summary of Compensation Arrangement for James E. Adams – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 15, 2005.*

10.24	Amended and Restated Deferred Compensation Plan for Nonemployee Directors – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 21, 2005.*

10.24
Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and James E. Adams – incorporated by reference to the Company’s Current Report on Form 8-K filed March 12, 2007.*

10.25	Form of Stock Appreciation Right Award Agreement – incorporated by reference to the Company’s Current Report on Form 8-K filed March 23, 2007.*

10.26
Amended and Restated Trust Agreement of GreenBank Capital Trust I (“GB Trust I”) dated as of May 16, 2007 by and among the Greene County Bancshares, Inc., as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and the Administrative Trustees named therein (the “GB Capital Trust Agreement”) – incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.27
Form of Certificate for Common Securities of GB Trust I included as Exhibit B to the GB Capital Trust Agreement – incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.28
Form of Certificate for Preferred Securities of GB Trust I included as Exhibit C to the GB Capital Trust Agreement – incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.29
Junior Subordinated Indenture dated as of May 16, 2007 between the Company and Wilmington Trust Company, as Trustee included as Exhibit D to the GB Capital Trust Agreement (the “Junior Subordinated Indenture”) – incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.30
Form of Certificate for $57,732,000 Note issued pursuant to the Junior Subordinated Indenture included as Sections 2.1 and 2.2 to the Junior Subordinated Indenture – incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.31
Guarantee Agreement dated as of May 16, 2007 between Greene County Bancshares, Inc., as Guarantor and Wilmington Trust Company, as Guarantee Trustee – incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.32	Form of Restricted Stock Agreement – incorporated by reference to the Company’s Current Report on Form 8-K filed January 23, 2008.*

10.33	Form of Stock Appreciation Right Agreement – incorporated by reference to the Company’s Current Report on Form 8-K filed February 29, 2008.*

10.34	Director and Named Executive Officer Compensation Summary.*

11.1	Statement re Computation of Per Share Earnings – incorporated by reference to Note 13 of the Notes to Consolidated Financial Statements herein.

21.1	Subsidiaries of the Company

23.1	Consent of Dixon Hughes PLLC

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contact or compensatory plan.