Form 10-Q
period 2008-03-31
GREEN BANKSHARES, INC.
filed 2008-05-08
CIK 764402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 14289
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

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☑
As of May 8, 2008, the number of shares outstanding of the issuer’s common stock was: 13,001,226.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of Green Bankshares, Inc. and its wholly owned subsidiaries are as follows:

Condensed Consolidated Balance Sheets — March 31, 2008 and December 31, 2007.	2

Condensed Consolidated Statements of Income and Comprehensive Income — For the three months ended March 31, 2008 and 2007.	3

Condensed Consolidated Statement of Changes in Shareholders’ Equity — For the three months ended March 31, 2008.	4

Condensed Consolidated Statements of Cash Flows — For the three months ended March 31, 2008 and 2007.	5

Notes to Condensed Consolidated Financial Statements.	6

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2008 and December 31, 2007
(Amounts in thousands, except share and per share data)

	(Unaudited)
	March 31,	December 31,
	2008	2007*

ASSETS
Cash and due from banks	$57,517	$65,717
Securities available for sale	231,349	235,273
Securities held to maturity (with a market value of $1,084 and $1,280)	1,118	1,303
FHLB and other stock, at cost	12,887	12,322
Loans held for sale	2,350	2,331
Loans, net of unearned income	2,335,979	2,356,376
Allowance for loan losses	(33,927)	(34,111)
Premises and equipment, net	82,685	82,697
Goodwill and other intangible assets	157,172	157,827
Other assets	65,485	68,006

Total assets	$2,912,615	$2,947,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$2,059,382	$1,986,793
Federal funds purchased	39,839	87,787
Repurchase agreements	92,957	106,738
FHLB advances and notes payable	272,342	318,690
Subordinated debentures	88,662	88,662
Accrued interest payable and other liabilities	29,268	36,594

Total liabilities	2,582,450	2,625,264

Shareholders’ equity
Common stock: $2 par, 20,000,000 shares authorized, 13,000,987 and 12,931,015 shares outstanding	26,002	25,862
Additional paid-in capital	185,222	185,170
Retained earnings	115,426	109,938
Accumulated other comprehensive income	3,515	1,507

Total shareholders’ equity	330,165	322,477

Total liabilities and shareholders’ equity	$2,912,615	$2,947,741

*
This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2008 and 2007
(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)

Interest income
Interest and fees on loans	$42,749	$31,915
Investment securities	3,357	708
Federal funds sold and other	3	15

	46,109	32,638

Interest expense
Deposits	15,935	11,153
Borrowings	5,702	2,664

	21,637	13,817

Net interest income	24,472	18,821

Provision for loan losses	888	974

Net interest income after provision for loan losses	23,584	17,847

Noninterest income
Service charges and fees	6,227	4,289
Other	1,079	1,110

	7,306	5,399

Noninterest expense
Salaries and employee benefits	9,848	7,458
Occupancy and furniture and equipment expense	3,449	2,096
Other	6,264	4,488

	19,561	14,042

Income before income taxes	11,329	9,204

Provision for income taxes	4,151	3,588

Net income	$7,178	$5,616

Comprehensive Income	$9,186	$5,657

Per share of common stock:
Basic earnings	$0.56	$0.57

Diluted earnings	0.56	0.57

Dividends	0.13	0.13

Weighted average shares outstanding:
Basic	12,931,169	9,815,452

Diluted	12,931,169	9,910,315

See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2008
(Amounts in thousands, except share and per share data)

					Accumulated
					Other	Total
			Additional		Compre-	Share-
	Common Stock		Paid-in	Retained	hensive	holders’
	Shares	Amount	Capital	Earnings	Income	Equity
	(Unaudited)

Balance, December 31, 2007	12,931,015	$25,862	$185,170	$109,938	$1,507	$322,477

Common stock transactions:
Exercise of shares under stock option plan	439	1	6	—	—	7
Issuance of restricted common shares	69,533	139	(139)	—	—	—
Compensation expense:
Stock options	—	—	114	—	—	114
Restricted stock	—	—	71	—	—	71
Dividends paid ($.13 per share)	—	—	—	(1,690)	—	(1,690)
Comprehensive income:
Net income	—	—	—	7,178	—	7,178
Change in unrealized gains , net of reclassification and taxes	—	—	—	—	2,008	2,008

Total comprehensive income						9,186

Balance, March 31, 2008	13,000,987	$26,002	$185,222	$115,426	$3,515	$330,165

See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(Amounts in thousands, except share and per share data)

	March 31,	March 31,
	2008	2007
	(Unaudited)
Cash flows from operating activities
Net income	$7,178	$5,616
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	888	974
Depreciation and amortization	1,742	1,056
Security amortization and accretion, net	(304)	(3)
Loss on sale of securities	—	23
FHLB stock dividends	(148)	—
Net gain on sale of mortgage loans	(178)	(271)
Originations of mortgage loans held for sale	(15,351)	(17,196)
Proceeds from sales of mortgage loans	15,510	16,833
Increase in cash surrender value of life insurance	(263)	(190)
Net losses (gains) from sales of fixed assets	383	(1)
Stock-based compensation expense	185	112
Net (gain) loss on other real estate and repossessed assets	14	(111)
Deferred tax expense	(1,085)	(251)
Net changes:
Other assets	6,838	1,535
Accrued interest payable and other liabilities	(7,326)	(1,396)

Net cash provided by operating activities	8,083	6,730

Cash flows from investing activities
Purchase of securities available for sale	(18,853)	(16,695)
Proceeds from sale of securities available for sale	—	1,262
Proceeds from maturities of securities available for sale	26,515	7,631
Proceeds from sale of securities held to maturity	—	496
Proceeds from maturities of securities held to maturity	185	405
Purchase of FHLB stock	(417)	—
Net change in loans	13,963	(64,807)
Proceeds from sale of other real estate	1,037	776
Improvements to other real estate	(82)	—
Proceeds from sale of fixed assets	50	1
Premises and equipment expenditures	(1,510)	(2,250)

Net cash provided (used) by investing activities	20,888	(73,181)

Cash flows from financing activities
Net change in deposits	72,589	57,937
Net change in federal funds purchased and repurchase agreements	(61,729)	(593)
Tax benefit resulting from stock options	—	9
Proceeds from FHLB advances and notes payable	20,000	30,000
Repayments of FHLB advances and notes payable	(66,348)	(35,692)
Dividends paid	(1,690)	(1,275)
Proceeds from issuance of common stock	7	223

Net cash (used) provided by financing activities	(37,171)	50,609

Net change in cash and cash equivalents	(8,200)	(15,842)

Cash and cash equivalents, beginning of year	65,717	70,640

Cash and cash equivalents, end of period	$57,517	$54,798

Supplemental disclosures — cash and noncash
Interest paid	$22,314	$13,635
Income taxes paid	683	560
Loans converted to other real estate	5,483	988
Unrealized gain on available for sale securities, net of tax	2,008	41
See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 1 — PRINCIPLES OF CONSOLIDATION
The accompanying unaudited condensed consolidated financial statements of Green Bankshares, Inc. (the “Company”) and its wholly owned subsidiary, GreenBank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain amounts from prior period financial statements have been reclassified to conform to the current year’s presentation.
NOTE 2 — LOANS
Loans at March 31, 2008 and December 31, 2007 were as follows:

	March 31,	December 31,
	2008	2007

Commercial real estate	$1,539,821	$1,549,457
Residential real estate	392,171	398,779
Commercial	320,134	320,264
Consumer	94,751	97,635
Other	3,445	3,871
Unearned income	(14,343)	(13,630)

Loans, net of unearned income	$2,335,979	$2,356,376

Allowance for loan losses	$(33,927)	$(34,111)

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 2 — LOANS (Continued)
Transactions in the allowance for loan losses and certain information about nonaccrual loans and loans 90 days past due but still accruing interest for the three months ended March 31, 2008 and twelve months ended December 31, 2007 were as follows:

	March 31,	December 31,
	2008	2007

Balance at beginning of year	$34,111	$22,302
Add (deduct):
Reserve of acquired bank	—	9,022
Provision for loan losses	888	14,483
Loans charged off	(1,590)	(13,471)
Recoveries of loans charged off	518	1,775

Ending balance	$33,927	$34,111

	March 31,	December 31,
	2008	2007

Loans past due 90 days still on accrual	$201	$18
Nonaccrual loans	29,901	32,060

Total	$30,102	$32,078

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 3 — EARNINGS PER SHARE OF COMMON STOCK
Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Stock options and restricted common shares are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the three months ended March 31, 2008, 371,763 options are excluded from the effect of dilutive securities because they are anti-dilutive; 55,604 options are similarly excluded from the effect of dilutive securities for the three months ended March 31, 2007.
The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008		2007
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income available to common shareholders	$7,178	12,931,169	$5,616	9,815,452

Effect of dilutive shares	—	—	—	94,863

Diluted EPS
Income available to common shareholders plus assumed conversions (1)	$7,178	12,931,169	$5,616	9,910,315

(1)
During the three month period ending March 31, 2008 the treasury stock method used to calculate earnings per share produced a result which was anti-dilutive. Therefore the basic shares outstanding were used as the denominator.

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 4 — SEGMENT INFORMATION
The Company’s operating segments include banking, mortgage banking, consumer finance, automobile lending and title insurance. The reportable segments are determined by the products and services offered, and internal reporting. Loans, investments and deposits provide the revenues in the banking operation; loans and fees provide the revenues in consumer finance and mortgage banking and insurance commissions provide revenues for the title insurance company. Consumer finance, automobile lending and title insurance do not meet the quantitative threshold on an individual basis, and are therefore shown below in “Other Segments”. Mortgage banking operations are included in “Bank”. All operations are domestic.
Segment performance is evaluated using net interest income and noninterest income. Income taxes are allocated based on income before income taxes, and indirect expenses (includes management fees) are allocated based on time spent for each segment. Transactions among segments are made at fair value. Information reported internally for performance assessment follows.

		Other	Holding
Three months ended March 31, 2008	Bank	Segments	Company	Eliminations	Totals

Net interest income (expense)	$24,070	$1,834	$(1,432)	$—	$24,472
Provision for loan losses	414	474	—	—	888
Noninterest income	6,874	498	147	(213)	7,306
Noninterest expense	18,006	1,293	475	(213)	19,561
Income tax expense (benefit)	4,631	221	(701)	—	4,151

Segment profit (loss)	$7,893	$344	$(1,059)	$—	$7,178

Segment assets at March 31, 2008	$2,860,701	$39,165	$12,749	$—	$2,912,615

		Other	Holding
Three months ended March 31, 2007	Bank	Segments	Company	Eliminations	Totals

Net interest income (expense)	$17,532	$1,557	$(268)	$—	$18,821
Provision for loan losses	614	360	—	—	974
Noninterest income	5,099	588	11	(299)	5,399
Noninterest expense	12,866	1,230	245	(299)	14,042
Income tax expense (benefit)	3,563	217	(192)	—	3,588

Segment profit (loss)	$5,588	$338	$(310)	$—	$5,616

Segment assets at March 31, 2007	$1,790,899	$34,610	$2,125	$—	$1,827,634

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 4 — SEGMENT INFORMATION (Continued)
Asset Quality Ratios

As of and for the period ended March 31, 2008	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	1.27%	1.37%	1.29%
Nonperforming assets as a percentage of total assets	1.32%	1.83%	1.35%
Allowance for loan losses as a percentage of total loans, net of unearned income	1.32%	8.00%	1.45%
Allowance for loan losses as a percentage of nonperforming loans	104.16%	582.16%	112.71%
YTD net charge-offs to average total loans, net of unearned income	0.03%	1.01%	0.05%

As of and for the period ended March 31, 2007	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	0.18%	1.43%	0.21%
Nonperforming assets as a percentage of total assets	0.24%	2.04%	0.28%
Allowance for loan losses as a percentage of total loans, net of unearned income	1.26%	8.01%	1.43%
Allowance for loan losses as a percentage of nonperforming loans	713.22%	560.16%	690.10%
YTD net charge-offs to average total loans, net of unearned income	0.01%	0.73%	0.02%

As of and for the year ended December 31, 2007	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	1.35%	1.30%	1.36%
Nonperforming assets as a percentage of total assets	1.22%	2.11%	1.25%
Allowance for loan losses as a percentage of total loans, net of unearned income	1.32%	7.96%	1.45%
Allowance for loan losses as a percentage of nonperforming loans	98.37%	609.80%	106.34%
Net charge-offs to average total loans, net of unearned income	0.50%	4.14%	0.57%

Net charge-offs	Bank	Other	Total

Actual for the three month period ending March 31, 2008	$682	$390	$1,072
Actual for the three month period ending March 31, 2007	$92	$252	$344
Actual for the year ended December 31, 2007	$10,193	$1,503	$11,696
NOTE 5 — REVOLVING CREDIT AGREEMENT
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

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 6 — BUSINESS COMBINATION
On May 18, 2007, the Company acquired Civitas BankGroup, Inc. (“CVBG”), parent of Cumberland Bank. CVBG, headquartered in Franklin, Tennessee, which operated 12 full-service branches in the Middle Tennessee area. The primary reason for the acquisition of CVBG, and the premium paid, was to provide accelerated entry for the Company in the Middle Tennessee area in some of the fastest growing areas in the Nashville MSA. Operating results of CVBG are included in the consolidated financial statements since the date of the acquisition.
The acquisition was accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the tangible and identified intangible assets purchased and the liabilities assumed based upon preliminary estimated fair values at the date of acquisition. The aggregate purchase price was $164,268, including $45,793 paid in cash and 3,091,495 shares of the Company’s common stock. Identified intangible assets and purchase accounting fair value adjustments are being amortized under various methods over the expected lives of the corresponding assets and liabilities. Goodwill will not be amortized and is not deductible for tax purposes, but will be reviewed for impairment on an annual basis. Currently, identified intangible assets from the acquisition subject to amortization are $9,485 and total goodwill from the acquisition is $111,813. `
The following table summarizes the fair value of assets acquired and liabilities assumed at the date of acquisition:

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
The following table presents pro forma information as if the acquisition had occurred at the beginning of 2007 for the three month period ending March 31, 2007. The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the acquisition, depreciation expense on property acquired, interest expense on deposits assumed, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the acquisition been effected on the assumed dates.

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 6 — BUSINESS COMBINATION (Continued)

Three Months Ended
March 31,
2007
Net interest income	$25,469
Net income	$7,565

Basic earnings per share	$0.59

Diluted earnings per share	$0.58

NOTE 7 — BORROWINGS
In May 2007, the Company formed GreenBank Capital Trust I (“GB Trust I”). GB Trust I issued $56,000 of variable rate trust preferred securities as part of a pooled offering of such securities. The Company issued $57,732 of subordinated debentures to the GB Trust I in exchange for the proceeds of the offering, which debentures represent the sole asset of GB Trust I. The debentures pay interest quarterly at the three-month LIBOR plus 1.65% adjusted quarterly (4.45% at March 31, 2008). The Company may redeem the subordinated debentures, in whole or in part, beginning June 2012 and in certain events prior to that date, at a premium. The subordinated debentures must be redeemed no later than 2037.
Also in May 2007 the Company acquired two Trusts in the CVBG acquisition, Civitas Statutory Trust I (“CS Trust I”) and Cumberland Capital Statutory Trust II (“CCS Trust II”).
In December 2005, CS Trust I issued $13,000 of variable rate trust preferred securities as part of a pooled offering of such securities. CVBG issued $13,403 of subordinated debentures to CS Trust I in exchange for the proceeds of the offering, which debentures represent the sole asset of CS Trust I. The debentures pay interest quarterly at the three-month LIBOR plus 1.54% adjusted quarterly (4.34% at March 31, 2008). The Company may redeem the subordinated debentures, in whole or in part, beginning March 2011 and in certain events prior to that date, at a premium. The subordinated debentures must be redeemed no later than March 2036.
In July 2001, CCS Trust II issued $4,000 of variable rate trust preferred securities as part of a pooled offering of such securities. CVBG issued $4,124 of subordinated debentures to CCS Trust II in exchange for the proceeds of the offering, which debentures represent the sole asset of CCS Trust II. The debentures pay interest quarterly at the three-month LIBOR plus 3.58% adjusted quarterly (6.82% at March 31, 2008). As of July 2007 the Company may redeem the subordinated debentures, in whole or in part at a price of 100% of face value. The subordinated debentures must be redeemed no later than July 2031.

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 8 — FAIR VALUE DISCLOSURES
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities”. SFAS No. 157, which was issued in September 2006, establishes a framework for using fair value. It defines fair value rules as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption of SFAS No. 159, the Company did not elect to adopt the fair value option for any financial instruments.
SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1
Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.
Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government and agency mortgage-backed debt securities, corporate debt securities, derivative contracts and residential mortgage loans held-for-sale.
Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly structured or long-term derivative contracts.
Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.
Investment Securities Available-for-Sale
Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices of like or similar securities, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 8 — FAIR VALUE DISCLOSURES (Continued)
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.
Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
Loan Servicing Rights
Loan servicing rights are subject to impairment testing. A valuation model, which utilizes a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management, is used in the completion of impairment testing. If the valuation model reflects a value less than the carrying value, loan servicing rights are adjusted to fair value through a valuation allowance as determined by the model. As such, the Company classifies loan servicing rights subjected to nonrecurring fair value adjustments as Level 3.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Below is a table that presents information about certain assets and liabilities measured at fair value:

March 31, 2008
Total Carrying
				Amount in Statement	Assets/Liabilities
	Fair Value Measurement Using			of Financial	Measured at Fair
Description	Level 1	Level 2	Level 3	Position	Value

Securities available for sale	$—	$231,349	$—	$231,349	$231,349

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 8 — FAIR VALUE DISCLOSURES (Continued)
Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below.

March 31, 2008
Total Carrying
				Amount in Statement	Assets/Liabilities
	Fair Value Measurement Using			of Financial	Measured at Fair
Description	Level 1	Level 2	Level 3	Position	Value

Loans	$—	$—	$532	$532	$532

(Continued)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Green Bankshares, Inc. (the “Company”) is the bank holding company for GreenBank (the “Bank”), a Tennessee-chartered commercial bank that conducts the principal business of the Company. The Company is the third largest bank holding company headquartered in Tennessee based on asset size at March 31, 2008 and at that date was also the second largest NASDAQ Listed bank holding company headquartered in Tennessee. The Bank currently maintains a main office in Greeneville, Tennessee and 65 full-service bank branches primarily in East and Middle Tennessee. In addition to its commercial banking operations, the Bank conducts separate businesses through its three wholly-owned subsidiaries: Superior Financial Services, Inc. (“Superior Financial”), a consumer finance company; GCB Acceptance Corporation (“GCB Acceptance”), an automobile lending company; and Fairway Title Co., a title company formed in 1998. The Bank also operates a wealth management office in Sumner County, Tennessee, and a mortgage banking operation in Knox County, Tennessee. All dollar amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except share and per share amounts.
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. This discussion should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto in this Form 10-Q and (ii) the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 10-K”). Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, plans and objectives for future operations, growth or initiatives, expected future economic performance, or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which the Company expects will or may occur in the future, are forward-looking statements that involve risks, uncertainties and other factors which may cause actual results and performance of the Company to differ materially from those expressed or implied by those statements. All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of forward-looking terminology and words such as “trends,” "assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” or “continue” (or the negative or other derivatives of each of these terms) or similar terminology and expressions.
Although the Company believes that the assumptions underlying any forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements. Factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in the 2007 10-K in Part I, Item 1A thereof, which is incorporated herein by this reference, as well as other factors discussed throughout this document, including, without limitation the factors described under “Critical Accounting Policies and Estimates” on page 18 of this Quarterly Report on Form 10-Q, or from time to time, in the Company’s filings with the SEC, press releases and other communications.
Readers are cautioned not to place undue reliance on forward-looking statements made in this document, since the statements speak only as of the document’s date. All forward-looking statements included in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by the cautionary statements in this section and to the more detailed risk factors included in the Company’s 2007 10-K. The Company has no obligation and does not intend to publicly update or revise any forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q, to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events. Readers are advised, however, to consult any further disclosures the Company may make on related subjects in its documents filed with or furnished to the SEC or in its other public disclosures.

Growth and Business Strategy
The Company expects that, over the next five years, its growth from mergers and acquisitions, including acquisitions of both entire financial institutions and selected branches of financial institutions, will continue. De novo branching is also expected to be a method of growth, particularly in high-growth and other demographically-desirable markets.
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
Overview
The Company’s results of operations for the first quarter ended March 31, 2008, compared to the same period in 2007, reflected an increase of 30% in net interest income due primarily to the Company’s continued expansion initiatives, evidenced by the CVBG acquisition, and organic loan growth. The increase in net interest income was additionally accompanied with a 35% increase in non-interest income. The combination of these improvements was partially offset by increases in noninterest expense resulting from the normal operating costs associated with the Company’s CVBG acquisition.
Net charge-offs for the quarter totaled $1,072 or five basis points compared with two basis points during the first quarter of 2007 and 57 basis points at December 31, 2007. Non-performing assets were $39,308 at March 31, 2008 compared with $36,937 at year end 2007, an increase of six percent. The majority of the increase in non-performing assets resulted from foreclosures initiated during the fourth quarter of 2007 and, reflects in most cases, the time frame for taking title to foreclosed real estate has expanded from weeks to months. Credit quality ratios have declined since the quarter-ended March 31, 2007. This decline since March 31, 2007 was principally a function of the rapid deterioration of residential real estate construction lending during the fourth quarter of 2007 in the Company’s urban markets, primarily Nashville and Knoxville, and the aggressive action taken to identify and appropriately classify these assets. The Company’s provision for loan losses decreased for the three months ended March 31, 2008 by $86 compared to the same period in 2007 reflecting loan contraction during the first quarter of 2008 versus loan growth during the same period a year ago.

At March 31, 2008, the Company had total consolidated assets of $2,912,615, total consolidated deposits of $2,059,382, total consolidated loans, net of unearned income, of $2,335,979 and total consolidated shareholders’ equity of $330,165. The Company’s annualized return on average shareholders’ equity for the three months ended March 31, 2008 was 8.78% and its annualized return on average total assets was 0.99%. The Company expects that its total assets and total consolidated loans, net of unearned interest will remain stable or decline slightly over the remainder of 2008.
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
The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and the fair value of financial instruments and other accounts. Based on management’s calculation, an allowance of $33,927, or 1.45%, of total loans, net of unearned income, was an adequate estimate of losses inherent in the loan portfolio as of March 31, 2008. This estimate resulted in a provision for loan losses in the income statement of $888 for the three months ended March 31, 2008. If the economic conditions, loan mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.
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
Changes in Results of Operations
Net Income. Net income for the three months ended March 31, 2008 was $7,178, as compared to $5,616 for the same period in 2007. This increase of $1,562, or 28%, resulted primarily from a $5,651, or 30%, increase in net interest income reflecting higher earning asset volume arising primarily from the CVBG acquisition and organic growth in the loan portfolio. During this period the net interest margin declined by 89 basis points to 3.81% at March 31, 2008 from 4.70% at March 31, 2007 reflecting the downward movement in market interest rates resulting from initiatives undertaken by the Federal Open Market Committee (“FOMC”) to reduce market interest rates by 300 basis points. Core non-interest income rose 35% from the first quarter of 2007 and totaled $7,306 as of March 31, 2008. The principal driver of this increase was the ongoing success of the Company’s High Performance Checking product. During the first quarter of 2008, the Company opened 5,235 net new checking accounts compared with 4,025 opened during the same period a year ago and 14,510 net new checking accounts opened for the full year 2007. Partially offsetting the increases in net interest income and non-interest income was a $5,519, or 39%, increase in total noninterest expense from $14,042 for the three months ended March 31, 2007 to $19,561 for the same period of 2008. This change is primarily attributable to the increased recurring operating costs associated with the greater size of the Company’s operations due to the CVBG acquisition.
Net Interest Income. The largest source of earnings for the Company is net interest income, which is the difference between interest income on earning assets and interest expense on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and rates on interest-earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. During the three months ended March 31, 2008, net interest income was $24,472, as compared to $18,821 for the same period in 2007, representing an increase of 30%.

The Company’s average balance for interest-earning assets increased 60% from $1,625,574 for the three months ended March 31, 2007 to $2,603,864 for the three months ended March 31, 2008. The Company experienced a 50% growth in average loan balances from $1,572,640 for the three months ended March 31, 2007 to $2,357,543 for the three months ended March 31, 2008 and a 376% increase in average investment securities balances from $51,676 for the three months ended March 31, 2007 to $245,863 for the three months ended March 31, 2008. The growth in loans and investment securities can be primarily attributed to the CVBG acquisition that took place during the second quarter of 2007 and the continued organic loan growth during 2007 of the Company. Please refer to Note 6 of the “Notes to Condensed Consolidated Financial Statements” for more information on interest-earning assets acquired in the CVBG acquisition.
The Company’s average balance for interest-bearing liabilities increased 68% from $1,425,058 for the three months ended March 31, 2007 to $2,387,201 for the three months ended March 31, 2008. The Company experienced a 51% increase in average interest-bearing deposits from $1,213,890 for the three months ended March 31, 2007 to $1,834,612 for the three months ended March 31, 2008. The Company’s CVBG acquisition in the second quarter of 2007 is the primary reason for the growth in deposits. Please refer to Note 6 of the “Notes to Condensed Consolidated Financial Statements” for more information on interest-bearing liabilities acquired in the CVBG acquisition.
The Company’s yield on loans (the largest component of interest-earning assets) decreased by 94 basis points from the first quarter of 2007 to the first quarter of 2008. Approximately one-half of the Company’s loan portfolio is set at variable rates and was impacted by the result of the FOMC’s action to lower market interest rates by 300 basis points during this period of time.

	Beginning	Increase/	Ending
FOMC Meeting Date	Rate	Decrease	Rate
March 21, 2007	5.25%	0.00%	5.25%
May 9, 2007	5.25%	0.00%	5.25%
June 28, 2007	5.25%	0.00%	5.25%
August 7, 2007	5.25%	0.00%	5.25%
September 18, 2007	5.25%	(0.50%)	4.75%
October 31, 2007	4.75%	(0.25%)	4.50%
December 11, 2007	4.50%	(0.25%)	4.25%
January 22, 2008	4.25%	(0.75%)	3.50%
January 30, 2008	3.50%	(0.50%)	3.00%
March 18, 2008	3.00%	(0.75%)	2.25%
The Company’s cost of interest-bearing liabilities decreased by 28 basis points from the first quarter ended March 31, 2007 to the first quarter ended March 31, 2008. The velocity of change on fixed maturity interest-bearing liabilities is slower than the immediate change on variable rate assets. The re-pricing characteristics of this portion of interest-bearing liabilities which comprise 64% of total interest-bearing liabilities will lag behind market interest rate changes especially in a rapidly changing interest rate environment.

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

	Three Months Ended
	March 31,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans(1) (2)	$2,357,543	$42,766	7.30%	$1,572,640	$31,937	8.24%
Investment securities (2)	245,863	3,536	5.78%	51,676	719	5.64%
Other short-term investments	458	3	2.63%	1,258	15	4.84%

Total interest-earning assets	$2,603,864	$46,305	7.15%	$1,625,574	$32,671	8.15%

Noninterest earning assets	324,207			153,345

Total assets	$2,928,071			$1,778,919

Interest-bearing liabilities:
Deposits:
Interest checking, savings and money market	$697,424	$3,325	1.92%	$540,648	$3,546	2.66%
Time deposits	1,137,188	12,610	4.46%	673,242	7,607	4.58%

Total interest-bearing deposits	$1,834,612	$15,935	3.49%	$1,213,890	$11,153	3.73%

Securities sold under repurchase agreements and short-term borrowings	153,059	1,092	2.87%	25,856	286	4.49%
Notes payable	310,868	3,178	4.11%	171,909	2,110	4.98%
Subordinated debentures	88,662	1,432	6.50%	13,403	268	8.11%

Total interest-bearing liabilities	$2,387,201	$21,637	3.65%	$1,425,058	$13,817	3.93%

Noninterest bearing liabilities:
Demand deposits	186,454			145,185
Other liabilities	25,640			20,398

Total noninterest bearing liabilities	212,094			165,583

Total liabilities	2,599,295			1,590,641

Shareholders’ equity	328,776			188,278

Total liabilities and shareholders’ Equity	$2,928,071			$1,778,919

Net interest income		$24,668			$18,854

Interest rate spread			3.51%			4.22%

Net yield on interest-earning assets			3.81%			4.70%

[1]	Average loan balances included nonaccrual loans. Interest income collected on nonaccrual loans has been included.

[2]
Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Provision for Loan Losses. During the three months ended March 31, 2008, loan charge-offs were $1,590 and recoveries of charged-off loans were $518. The Company’s provision for loan losses decreased by $86 to $888 for the three months ended March 31, 2008, as compared to $974 for the same period in 2007 due to loan contraction during the first quarter of 2008 versus loan growth during the first quarter of 2007. The Company’s allowance for loan losses decreased by $184 to $33,927 at March 31, 2008 from $34,111 at December 31, 2007 while the reserve to outstanding loans remained constant at 1.45% between these two periods and increased from the ratio of 1.43% at March 31, 2007. Credit quality ratios have declined since March 31, 2007, principally as a result of the rapid deterioration of the residential real estate market during the fourth quarter of 2007 in the Company’s urban markets, primarily Nashville and Knoxville. Management continually evaluates the Company’s credit policies and procedures for effective risks and controls management. The ratio of allowance for loan losses to nonperforming loans was 112.71%, 106.34% and 690.10% at March 31, 2008, December 31, 2007 and March 31, 2007, respectively, and the ratio of nonperforming assets to total assets was 1.35%, 1.25% and 0.28% at March 31, 2008, December 31, 2007 and March 31, 2007, respectively. The ratio of nonperforming loans to total loans, net of unearned interest, was 1.29%, 1.36% and 0.21% at March 31, 2008, December 31, 2007 and March 31, 2007, respectively. Within the Bank, the Company’s largest subsidiary, the ratio of nonperforming assets to total assets was 1.32%, 1.22% and 0.24% at March 31, 2008, December 31, 2007 and March 31, 2007, respectively.
The Company’s year-to-date (“YTD”) net charge-offs as a percentage of average loans increased from 0.02% for the three months ended March 31, 2007 to 0.05% for the three months ended March 31, 2008. Net charge-offs as a percentage of average loans were 0.57% for the year ended December 31, 2007. Within the Bank, YTD net charge-offs as a percentage of average loans increased from 0.01% for the three months ended March 31, 2007 to 0.03% for the same period in 2008. Net charge-offs within the Bank as a percentage of average loans were 0.50% for the year ended December 31, 2007. YTD net charge-offs in Superior Financial for the three months ended March 31, 2008 were $94 compared to actual net charge-offs of $172 for the year ended December 31, 2007. YTD net charge-offs in GCB Acceptance for the three months ended March 31, 2008 were $297 compared to actual net charge-offs of $1,331 for the year ended December 31, 2007.
Management believes that credit quality indicators will be driven by the current economic environment and the resiliency of residential real estate markets. Management continually evaluates the existing portfolio in light of loan concentrations, current general economic conditions and economic trends. Management believes these evaluations strongly suggest an economic slowdown has and will continue to occur throughout 2008. Based on its evaluation of the allowance for loan loss calculation and review of the loan portfolio, management believes the allowance for loan losses is adequate at March 31, 2008. However, the provision for loan losses could increase for the entire year of 2008, as compared to 2007, if the general economic conditions continue to deteriorate.
Noninterest Income. Fee income, unrelated to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important component to the Company’s total revenue stream.
Total noninterest income for the three months ended March 31, 2008 was $7,306, as compared to $5,399 for the same period in 2007. Service charges, commissions and fees remain the largest component of total noninterest income and increased from $4,289 for the three months ended March 31, 2007 to $6,227 for the same period in 2008. This increase primarily reflects additional service charges and NSF fees from deposit-related products stemming primarily from the continued increased volume due to the Bank’s High Performance Checking Program introduced in the first quarter of 2005 and the CVBG acquisition in the second quarter of 2007. The Company believes that noninterest income will continue to improve over the remainder of 2008 with the introduction of this program in the former Cumberland Bank branches during the third quarter of 2007. In addition, other noninterest income decreased by $31 to $1,079 for the three months ended March 31, 2008 from $1,110 for the same period in 2007.
Noninterest Expense. Control of noninterest expense is a critical aspect in enhancing income. Noninterest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total noninterest expense was $19,561 for the three months ended March 31, 2008 compared to $14,042 for the same period in 2007. The $5,519, or 39%, increase in total noninterest expense for the three months ended March 31, 2008 compared to the same period of 2007 principally reflects increases in all expense categories primarily as a result of layering-on the normal operating costs associated with the acquisition of CVBG during the second quarter of 2007.

Personnel costs are the primary element of the Company’s noninterest expenses. For the three months ended March 31, 2008, salaries and benefits represented $9,848, or 50% of total noninterest expense. This was an increase of $2,390, or 32%, from the $7,458 for the three months ended March 31, 2007. Including Bank branches and non-bank office locations, and reflecting the impact of the CVBG acquisition, the Company had 76 locations at March 31, 2008 and December 31, 2007, as compared to 60 at March 31, 2007, and the number of full-time equivalent employees increased 23% from 604 at March 31, 2007 to 740 at March 31, 2008. These increases in personnel costs, number of branches and employees are primarily the result of the CVBG acquisition.
The Company’s efficiency ratio increased from 57.98% at March 31, 2007 to 61.56% at March 31, 2008. The efficiency ratio illustrates how much it cost the Company to generate revenue; for example, it cost the Company 61.56 cents to generate one dollar of revenue for the three months ended March 31, 2008.
Income Taxes. The effective income tax rate for the three months ended March 31, 2008 was 36.6% compared to 38.98% for the same period in 2007. The decrease is primarily due to the increased holdings of tax exempt securities acquired in the CVBG acquisition.
Changes in Financial Condition
Total assets at March 31, 2008 were $2,912,615, a decrease of $35,126, or 1%, from December 31, 2007. The decrease in assets was primarily reflective of the $20,397, or 0.9%, decrease in loans, net of unearned income. The Company expects that its total assets will remain stable or decline slightly over the remainder of 2008.
Non-performing loans include non-accrual loans and loans 90 or more days past due. All loans that are 90 days past due are considered non-accrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Non-accrual loans that are 120 days past due without assurance of repayment are charged off against the allowance for loan losses. Nonaccrual loans and loans past due 90 days totaled $30,102 at March 31, 2008 a decrease of $1,976 from December 31, 2007. At March 31, 2008, the ratio of the Company’s allowance for loan losses to non-performing loans (which include non-accrual loans) was 112.71%.
The Company maintains an investment portfolio to provide liquidity and earnings. Investments at March 31, 2008 with an amortized cost of $226,554 had a market value of $232,433. At year-end 2007, investments with an amortized cost of $234,098 had a market value of $236,553.
Liquidity and Capital Resources
Liquidity. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s liquid assets include cash and due from banks, federal funds sold, investment securities and loans held for sale. Including securities pledged to collateralize municipal deposits, these assets represented 12% of the total liquidity base at March 31, 2008 and December 31, 2007, respectively. The liquidity base is generally defined to include deposits, repurchase agreements, notes payable and subordinated debentures. The Company maintains borrowing availability with the Federal Home Loan Bank of Cincinnati (“FHLB”), which was fully utilized at March 31, 2008 in order to better optimize its funding costs. The Company also maintains federal funds lines of credit totaling $166,000 at eight correspondent banks, of which $126,161 was available at March 31, 2008. The Company believes it has sufficient liquidity to satisfy its current operating needs.
For the three months ended March 31, 2008, operating activities of the Company provided $8,083 of cash flows. Net income of $7,178 comprised a substantial portion of the cash generated from operations. Cash flows from operating activities were also positively affected by various non-cash items, including (i) $888 in provision for loan losses, (ii) $1,742 of depreciation and amortization and (iii) $6,838 increase in other assets. This was offset in part by a decrease of $7,326 in accrued interest payable and other liabilities and a deferred tax benefit of $1,085.
The Company’s net decrease in loans of $13,963 was the primary component of the $20,888 in net cash provided from investing activities for the three months ended March 31, 2008. In addition, the Company used and purchased $18,853 in investment securities available for sale. This was offset by $26,515 in proceeds from the maturities of investment securities available for sale. Purchases of fixed asset additions, net of proceeds from sale of other real estate, used $473 in cash flows.

The net increase in deposits of $72,589 was the primary source of cash flows provided in financing activities This was offset by the net decrease in federal funds purchased and repurchase agreements of $61,729, repayments of FHLB advances and notes payable of $46,348. In addition, dividends paid in the amount of $1,690 further increased the total net cash used in financing activities.
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
Shareholders’ equity on March 31, 2008 was $330,165, an increase of $7,688, or 2%, from $322,477 on December 31, 2007. The increase in shareholders’ equity primarily reflects net income for the three months ended March 31, 2008 of $7,178 ($0.56 per share) and the cumulative change of $2,008 in unrealized gains, net of reclassification and taxes, on available for sale securities. These increases were offset in part by quarterly dividend payments during the three months ended March 31, 2008 totaling $1,690 ($0.13 per share).
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
Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (“FRB”) and the Federal Deposit Insurance Corporation (the “FDIC”) require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of common equity, retained earnings, and a limited amount of qualifying perpetual preferred stock and trust preferred securities, net of goodwill and other intangible assets and accumulated other comprehensive income). These guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. At March 31, 2008, the Bank and the Company each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements. The table below sets forth the capital position of the Bank and the Company at March 31, 2008.

	Required	Required
	Minimum	to be
	Ratio	Well Capitalized	Bank	Company
Tier 1 risk-based capital	4.00%	6.00%	10.22%	10.66%
Total risk-based capital	8.00%	10.00%	11.48%	11.91%
Leverage Ratio	4.00%	5.00%	8.85%	9.24%
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

Off-Balance Sheet Arrangements
At March 31, 2008, the Company had outstanding unused lines of credit and standby letters of credit totaling $684,309 and unfunded loan commitments outstanding of $97,283. Because these commitments generally have fixed expiration dates and most will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or, on a short-term basis, to borrow any then available amounts from the FHLB and/or purchase Federal funds from other financial institutions. At March 31, 2008, the Company had accommodations with upstream correspondent banks for unsecured Federal funds lines of $121,161. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about the Company’s off-balance sheet commitments as of March 31, 2008, which by their terms have contractual maturity dates subsequent to March 31, 2008:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Commitments to make loans — fixed	$14,390	$—	$—	$—	$14,390
Commitments to make loans — variable	82,893	—	—	—	82,893
Unused lines of credit	417,732	118,754	6,925	88,504	631,915
Letters of credit	35,249	1,466	8,785	6,894	52,394

Total	$550,264	$120,220	$15,710	$95,398	$781,592

Disclosure of Contractual Obligations
In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes the Company’s significant fixed and determinable contractual obligations as of March 31, 2008:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Certificates of deposits	$1,055,808	$85,227	$7,243	$4,463	$1,152,741
Federal funds purchased and repurchase agreements	132,796	—	—	—	132,796
FHLB advances and notes payable	43,576	67,333	80,913	80,520	272,342
Subordinated debentures	—	—	—	88,662	88,662
Operating lease obligations	984	1,481	1,063	1,299	4,827
Deferred compensation	1,995	—	—	1,736	3,731
Purchase obligations	335	—	—	—	335

Total	$1,235,494	$154,041	$89,219	$176,680	$1,655,434

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
Effect of New Accounting Standards
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, "Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51". These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS Nos. 141(R) and 160 on our consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), Implementation Issue No. E23, “Hedging — General: Issues Involving the Application of the Shortcut Method under Paragraph 68” (“Issue E23”). Issue E23 amends SFAS 133 to explicitly permit use of the shortcut method for hedging relationships in which interest rate swaps have nonzero fair value at the inception of the hedging relationship, provided certain conditions are met. Issue E23 was effective for hedging relationships designated on or after January 1, 2008. The implementation of this guidance did not have a material impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS 161 on its consolidated financial position and results of operations.
In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part II, Item 7A of the 2007 10-K is incorporated in this item of this Quarterly Report by this reference. There have been no material changes in the quantitative and qualitative market risks of the Company since December 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).
Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company and its subsidiaries are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company’s results of operations.
Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company made no unregistered sales of its equity securities or repurchases of its common stock during the quarter ended March 31, 2008.
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

Green Bankshares, Inc. Registrant
Date: May 8, 2008	By:	/s/ James E. Adams
James E. Adams
Executive Vice President, Chief Financial Officer and Assistant Secretary

EXHIBIT INDEX

Exhibit No.	Description

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002