Form 10-Q
period 2008-06-30
GREEN BANKSHARES, INC.
filed 2008-08-08
CIK 764402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☑
As of August 8, 2008, the number of shares outstanding of the issuer’s common stock was: 12,999,161.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The unaudited condensed consolidated financial statements of Green Bankshares, Inc. and its wholly owned subsidiaries are as follows:

Condensed Consolidated Balance Sheets — June 30, 2008 and December 31, 2007.	2

Condensed Consolidated Statements of Income and Comprehensive Income — For the three and six months ended June 30, 2008 and 2007.	3

Condensed Consolidated Statement of Changes in Shareholders’ Equity — For the six months ended June 30, 2008.	4

Condensed Consolidated Statements of Cash Flows — For the six months ended June 30, 2008 and 2007.	5

Notes to Condensed Consolidated Financial Statements.	6

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007
(Amounts in thousands, except share and per share data)

	(Unaudited)
	June 30,	December 31,
	2008	2007*

ASSETS
Cash and due from banks	$59,823	$65,717
Federal funds sold	34,335	—
Securities available for sale	276,378	235,273
Securities held to maturity (with a market value of $942 and $1,280)	968	1,303
FHLB and other stock, at cost	13,042	12,322
Loans held for sale	2,540	2,331
Loans, net of unearned income	2,347,241	2,356,376
Allowance for loan losses	(35,351)	(34,111)
Other real estate owned and repossessed assets	20,632	4,859
Premises and equipment, net	83,010	82,697
Goodwill and other intangible assets	156,518	157,827
Other assets	59,400	63,147

Total assets	$3,018,536	$2,947,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$2,260,950	$1,986,793
Federal funds purchased	—	87,787
Repurchase agreements	91,641	106,738
FHLB advances and notes payable	230,010	318,690
Subordinated debentures	88,662	88,662
Accrued interest payable and other liabilities	20,846	36,594

Total liabilities	2,692,109	2,625,264

Shareholders’ equity
Common stock: $2 par, 20,000,000 shares authorized, 13,001,226 and 12,931,015 shares outstanding	26,003	25,862
Additional paid-in capital	185,428	185,170
Retained earnings	115,198	109,938
Accumulated other comprehensive income (loss)	(202)	1,507

Total shareholders’ equity	326,427	322,477

Total liabilities and shareholders’ equity	$3,018,536	$2,947,741

*
This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2008 and 2007
(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Interest income
Interest and fees on loans	$39,407	$39,681	$82,156	$71,596
Investment securities	3,265	2,090	6,622	2,798
Federal funds sold and other	22	12	25	27

	42,694	41,783	88,803	74,421

Interest expense
Deposits	13,377	15,012	29,312	26,165
Borrowings	4,273	3,838	9,975	6,502

	17,650	18,850	39,287	32,667

Net interest income	25,044	22,933	49,516	41,754

Provision for loan losses	11,019	1,259	11,907	2,233

Net interest income after provision for loan losses	14,025	21,674	37,609	39,521

Noninterest income
Service charges and fees	6,787	5,395	13,014	9,684
Other	1,325	1,088	2,404	2,198

	8,112	6,483	15,418	11,882

Noninterest expense
Salaries and employee benefits	9,256	8,472	19,104	15,930
Occupancy and furniture and equipment expense	3,114	2,626	6,563	4,722
Other	7,770	5,611	14,034	10,099

	20,140	16,709	39,701	30,751

Income before income taxes	1,997	11,448	13,326	20,652

Provision for income taxes	535	4,362	4,686	7,950

Net income	$1,462	$7,086	$8,640	$12,702

Comprehensive income (loss)	$(2,255)	$4,357	$6,931	$10,014

Per share of common stock:
Basic earnings	$0.11	$0.63	$0.67	$1.20

Diluted earnings	0.11	0.62	0.67	1.19

Dividends	0.13	0.13	0.26	0.26

Weighted average shares outstanding:
Basic	12,931,669	11,321,822	12,931,419	10,572,798

Diluted	12,958,439	11,395,518	12,939,638	10,647,638

See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2008
(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (loss)	Equity
	(Unaudited)

Balance, December 31, 2007	12,931,015	$25,862	$185,170	$109,938	$1,507	$322,477

Common stock transactions:
Exercise of shares under stock option plan	759	2	12	—	—	14
Issuance of restricted common shares	69,452	139	(139)	—	—	—
Compensation expense:
Stock options	—	—	228	—	—	228
Restricted stock	—	—	157	—	—	157
Dividends paid ($.26 per share)	—	—	—	(3,380)	—	(3,380)
Comprehensive income:
Net income	—	—	—	8,640	—	8,640
Change in unrealized gains (losses) , net of reclassification and taxes	—	—	—	—	(1,709)	(1,709)

Total comprehensive income						6,931

Balance, June 30, 2008	13,001,226	$26,003	$185,428	$115,198	$(202)	$326,427

See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Amounts in thousands, except share and per share data)

	June 30,	June 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities
Net income	$8,640	$12,702
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	11,907	2,233
Depreciation and amortization	3,509	2,416
Security amortization and accretion, net	(548)	(77)
Loss on sale of securities	—	23
FHLB stock dividends	(303)	—
Net gain on sale of mortgage loans	(388)	(535)
Originations of mortgage loans held for sale	(33,715)	(33,779)
Proceeds from sales of mortgage loans	33,894	34,022
Increase in cash surrender value of life insurance	(536)	(413)
Net losses from sales of fixed assets	386	78
Stock-based compensation expense	385	235
Net gain on other real estate and repossessed assets	(105)	(178)
Deferred tax expense	(1,095)	(2,996)
Net changes:
Other assets	6,482	(642)
Accrued interest payable and other liabilities	(15,748)	18,083

Net cash provided by operating activities	12,765	31,172

Cash flows from investing activities
Purchase of securities available for sale	(80,644)	(23,682)
Proceeds from sale of securities available for sale	—	1,262
Proceeds from maturities of securities available for sale	37,276	13,106
Proceeds from sale of securities held to maturity	—	496
Proceeds from maturities of securities held to maturity	335	690
Purchase of FHLB stock	(417)	(819)
Net change in loans	(28,255)	(152,845)
Acquisition, net of cash received	—	(24,548)
Proceeds from sale of other real estate	11,498	2,622
Improvements to other real estate	(443)	—
Proceeds from sale of fixed assets	50	13
Premises and equipment expenditures	(2,949)	(6,008)

Net cash used by investing activities	(63,549)	(189,713)

Cash flows from financing activities
Net change in deposits	274,157	38,157
Net change in federal funds purchased and repurchase agreements	(102,884)	(11,994)
Tax benefit resulting from stock options	—	43
Proceeds from FHLB advances and notes payable	20,916	114,200
Proceeds from subordinated debentures	—	57,732
Repayments of FHLB advances and notes payable	(109,597)	(35,790)
Dividends paid	(3,380)	(2,957)
Proceeds from issuance of common stock	14	324

Net cash provided by financing activities	79,226	159,715

Net change in cash and cash equivalents	28,442	1,174

Cash and cash equivalents, beginning of year	65,717	70,640

Cash and cash equivalents, end of period	$94,159	$71,814

Supplemental disclosures — cash and noncash
Interest paid	$42,901	$28,866
Income taxes paid	5,250	9,499
Loans converted to other real estate	26,901	1,785
Unrealized gain (loss) on available for sale securities, net of tax	(1,709)	2,688
See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 1 — PRINCIPLES OF CONSOLIDATION
The accompanying unaudited condensed consolidated financial statements of Green Bankshares, Inc. (the “Company”) and its wholly owned subsidiary, GreenBank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain amounts from prior period financial statements have been reclassified to conform to the current year’s presentation.
NOTE 2 — LOANS
Loans at June 30, 2008 and December 31, 2007 were as follows:

	June 30,	December 31,
	2008	2007

Commercial real estate	$1,546,314	$1,549,457
Residential real estate	393,196	398,779
Commercial	324,779	320,264
Consumer	93,910	97,635
Other	3,825	3,871
Unearned income	(14,783)	(13,630)

Loans, net of unearned income	$2,347,241	$2,356,376

Allowance for loan losses	$(35,351)	$(34,111)

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 2 — LOANS (Continued)
Transactions in the allowance for loan losses and certain information about nonaccrual loans and loans 90 days past due but still accruing interest for the six months ended June 30, 2008 and twelve months ended December 31, 2007 were as follows:

	June 30,	December 31,
	2008	2007

Balance at beginning of year	$34,111	$22,302
Add (deduct):
Reserve of acquired bank	—	9,022
Provision for loan losses	11,907	14,483
Loans charged off	(12,006)	(13,471)
Recoveries of loans charged off	1,339	1,775

Ending balance	$35,351	$34,111

	June 30,	December 31,
	2008	2007

Impaired loans were as follows:

Loans with allowance allocated	$47,201	$36,267
Amount of allowance allocated	7,080	5,440

Nonperforming loans were as follows:

Loans past due 90 days still on accrual	$161	$18
Nonaccrual loans	40,419	32,060

Total	$40,580	$32,078

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 3 — EARNINGS PER SHARE OF COMMON STOCK
Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Stock options and restricted common shares are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the three and six months ended June 30, 2008, 408,127 options are excluded from the effect of dilutive securities because they are anti-dilutive; 73,626 options are similarly excluded from the effect of dilutive securities for the three and six months ended June 30, 2007.
The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008		2007
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income available to common shareholders	$1,462	12,931,669	$7,086	11,321,822

Effect of dilutive shares	—	26,770	—	73,696

Diluted EPS
Income available to common shareholders plus assumed conversions	$1,462	12,958,439	$7,086	11,395,518

	Six Months Ended June 30,
	2008		2007
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income available to common shareholders	$8,640	12,931,419	$12,702	10,572,798

Effect of dilutive shares	—	8,219	—	74,840

Diluted EPS
Income available to common shareholders plus assumed conversions	$8,640	12,939,638	$12,702	10,647,638

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

		Other	Holding
Three months ended June 30, 2008	Bank	Segments	Company	Eliminations	Totals

Net interest income (expense)	$24,078	$1,974	$(1,008)	$—	$25,044
Provision for loan losses	10,502	517	—	—	11,019
Noninterest income	7,730	566	30	(214)	8,112
Noninterest expense	18,553	1,256	545	(214)	20,140
Income tax expense (benefit)	815	301	(581)	—	535

Segment profit (loss)	$1,938	$466	$(942)	$—	$1,462

Segment assets at June 30, 2008	$2,969,897	$39,778	$8,861	$—	$3,018,536

		Other	Holding
Three months ended June 30, 2007	Bank	Segments	Company	Eliminations	Totals

Net interest income (expense)	$22,002	$1,649	$(718)	$—	$22,933
Provision for loan losses	905	354	—	—	1,259
Noninterest income	6,075	674	27	(293)	6,483
Noninterest expense	15,496	1,282	224	(293)	16,709
Income tax expense (benefit)	4,442	270	(350)	—	4,362

Segment profit (loss)	$7,234	$417	$(565)	$—	$7,086

Segment assets at June 30, 2007	$2,871,987	$39,998	$15,313	$—	$2,927,298

Six months ended June 30, 2008	Bank	Other Segments	Holding Company	Eliminations	Totals

Net interest income (expense)	$48,148	$3,808	$(2,440)	$—	$49,516
Provision for loan losses	10,916	991	—	—	11,907
Noninterest income	14,604	1,064	177	(427)	15,418
Noninterest expense	36,559	2,549	1,020	(427)	39,701
Income tax expense (benefit)	5,446	522	(1,282)	—	4,686

Segment profit (loss)	$9,831	$810	$(2,001)	$—	$8,640

		Other	Holding
Six months ended June 30, 2007	Bank	Segments	Company	Eliminations	Totals

Net interest income (expense)	$39,534	$3,206	$(986)	$—	$41,754
Provision for loan losses	1,519	714	—	—	2,233
Noninterest income	11,174	1,262	38	(592)	11,882
Noninterest expense	28,362	2,512	469	(592)	30,751
Income tax expense (benefit)	8,005	487	(542)	—	7,950

Segment profit (loss)	$12,822	$755	$(875)	$—	$12,702

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 4 — SEGMENT INFORMATION (Continued)
Asset Quality Ratios

As of and for the period ended June 30, 2008	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	1.71%	1.51%	1.73%
Nonperforming assets as a percentage of total assets	2.00%	2.13%	2.03%
Allowance for loan losses as a percentage of total loans, net of unearned income	1.37%	8.02%	1.51%
Allowance for loan losses as a percentage of nonperforming loans	80.34%	530.82%	87.11%
YTD net charge-offs to average total loans, net of unearned income	0.42%	2.04%	0.45%

As of and for the period ended June 30, 2007	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	0.19%	1.47%	0.21%
Nonperforming assets as a percentage of total assets	0.17%	1.62%	0.20%
Allowance for loan losses as a percentage of total loans, net of unearned income	1.30%	8.02%	1.42%
Allowance for loan losses as a percentage of nonperforming loans	690.29%	545.98%	674.48%
YTD net charge-offs to average total loans, net of unearned income	0.01%	1.42%	0.04%

As of and for the year ended December 31, 2007	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	1.35%	1.30%	1.36%
Nonperforming assets as a percentage of total assets	1.22%	2.11%	1.25%
Allowance for loan losses as a percentage of total loans, net of unearned income	1.32%	7.96%	1.45%
Allowance for loan losses as a percentage of nonperforming loans	98.37%	609.80%	106.34%
Net charge-offs to average total loans, net of unearned income	0.50%	4.14%	0.57%

Net charge-offs	Bank	Other	Total

Actual for the six month period ended June 30, 2008	$9,865	$802	$10,667
Actual for the six month period ended June 30, 2007	$124	$498	$622
Actual for the year ended December 31, 2007	$10,193	$1,503	$11,696
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
June 30, 2008
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
The acquisition was accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the tangible and identified intangible assets purchased and the liabilities assumed based upon preliminary estimated fair values at the date of acquisition. The aggregate purchase price was $164,268, including $45,793 paid in cash and 3,091,495 shares of the Company’s common stock. Identified intangible assets and purchase accounting fair value adjustments are being amortized under various methods over the expected lives of the corresponding assets and liabilities. Goodwill will not be amortized and is not deductible for tax purposes, but will be reviewed for impairment on an annual basis. Identified intangible assets from the acquisition subject to amortization were $9,485 and total goodwill from the acquisition was $111,813.
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

The Company also incurred $761 in direct costs for legal, advisory and conversion cost that were capitalized into goodwill associated with the merger.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 6 — BUSINESS COMBINATION (Continued)
The following table presents pro forma information as if the acquisition had occurred at the beginning of 2007 for the six month period ending June 30, 2007. The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the acquisition, depreciation expense on property acquired, interest expense on deposits assumed, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the acquisition been effected on the assumed dates.

Six Months
Ended
June 30,
2007
Net interest income	$54,348
Net income	$16,694

Basic earnings per share	$1.26

Diluted earnings per share	$1.25

NOTE 7 — BORROWINGS
In May 2007, the Company formed GreenBank Capital Trust I (“GB Trust I”), and GB Trust I issued $56,000 of variable rate trust preferred securities. The Company issued $57,732 of subordinated debentures to the GB Trust I in exchange for the proceeds of the sale of trust preferred securities, which debentures represent the sole asset of GB Trust I. The debentures pay interest quarterly at the three-month LIBOR plus 1.65% adjusted quarterly (4.43% at June 30, 2008). The Company may redeem the subordinated debentures, in whole or in part, beginning June 2012 and in certain events prior to that date, at a premium. The subordinated debentures must be redeemed no later than 2037.
Also in May 2007 the Company acquired two Trusts in the CVBG acquisition, Civitas Statutory Trust I (“CS Trust I”) and Cumberland Capital Statutory Trust II (“CCS Trust II”).
In December 2005, CS Trust I issued $13,000 of variable rate trust preferred securities, and CVBG issued $13,403 of subordinated debentures to CS Trust I in exchange for the sale of trust preferred securities, which debentures represent the sole asset of CS Trust I. The debentures pay interest quarterly at the three-month LIBOR plus 1.54% adjusted quarterly (4.32% at June 30, 2008). The Company may redeem the subordinated debentures, in whole or in part, beginning March 2011 and in certain events prior to that date, at a premium. The subordinated debentures must be redeemed no later than March 2036.
In July 2001, CCS Trust II issued $4,000 of variable rate trust preferred securities, and CVBG issued $4,124 of subordinated debentures to CCS Trust II in exchange for the proceeds of the sale of trust preferred securities, which debentures represent the sole asset of CCS Trust II. The debentures pay interest quarterly at the three-month LIBOR plus 3.58% adjusted quarterly (6.48% at June 30, 2008). As of July 2007 the Company may redeem the subordinated debentures, in whole or in part at a price of 100% of face value. The subordinated debentures must be redeemed no later than July 2031.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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
SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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
June 30, 2008
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 8 — FAIR VALUE DISCLOSURES (Continued)
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans held for sale subjected to nonrecurring fair value adjustments as Level 2.
Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan:” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
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

June 30, 2008
Total Carrying
Amount in
				Statement of	Assets/Liabilities
	Fair Value Measurement Using			Financial	Measured at Fair
Description	Level 1	Level 2	Level 3	Position	Value

Securities available for sale	$—	$276,378	$—	$276,378	$276,378
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

June 30, 2008
Total Carrying
Amount in
				Statement of	Assets/Liabilities
	Fair Value Measurement Using			Financial	Measured at Fair
Description	Level 1	Level 2	Level 3	Position	Value

Loans	$—	$—	$29,011	$29,011	$29,011
(Continued)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Green Bankshares, Inc. (the “Company”) is the bank holding company for GreenBank (the “Bank”), a Tennessee-chartered commercial bank that conducts the principal business of the Company. The Company is the third largest bank holding company headquartered in Tennessee based on asset size at June 30, 2008 and at that date was also the second largest NASDAQ — listed bank holding company headquartered in Tennessee. The Bank currently maintains a main office in Greeneville, Tennessee and 65 full-service bank branches primarily in East and Middle Tennessee. In addition to its commercial banking operations, the Bank conducts separate businesses through its three wholly-owned subsidiaries: Superior Financial Services, Inc. (“Superior Financial”), a consumer finance company; GCB Acceptance Corporation (“GCB Acceptance”), an automobile lending company; and Fairway Title Co., a title company formed in 1998. The Bank also operates a wealth management office in Sumner County, Tennessee, and a mortgage banking operation in Knox County, Tennessee. All dollar amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except share and per share amounts.
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. This discussion should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto in this Form 10-Q and (ii) the audited, consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 10-K”). Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, plans and objectives for future operations, growth or initiatives, expected future economic performance, or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which the Company expects will or may occur in the future, are forward-looking statements that involve risks, uncertainties and other factors which may cause actual results and performance of the Company to differ materially from those expressed or implied by those statements. All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of forward-looking terminology and words such as “trends,” "assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” or “continue” (or the negative or other derivatives of each of these terms) or similar terminology and expressions.
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
Overview
The Company reported net income for the three and six month periods ended June 30, 2008 of $1,462 and $8,640, respectively compared to net income of $7,086 and $12,702 for the corresponding 2007 periods. The decline in reported earnings for the periods presented was the result of deteriorating economic conditions during the second quarter of 2008 which impacted the Company’s residential construction and development loan portfolios. As a result, the Company increased its loan loss provision during the second quarter of 2008 to $11,019 which was further reflected in a 2008 year-to-date loan loss provision of $11,907. Non-accrual loans increased to $40,419 at June 30, 2008 compared with $29,901 at March 31, 2008 and $32,060 at December 31, 2007 while Other Real Estate Owned increased to $20,632 at June 30, 2008 from $9,252 at March 31, 2008 and $4,859 at December 31, 2007.
Late in the second quarter, the Company experienced the impact of further economic weaknesses in the Nashville and Knoxville markets concentrated primarily in the residential real estate construction and development segment of the loan portfolio. This segment of the portfolio totaled approximately $187 million at June 30, 2008 and represented approximately eight percent of total loans outstanding at that date. During mid-June, certain customers acknowledged liquidity concerns and as a result approximately $12 million of loans were immediately placed on non-accrual. Additionally an intensified effort was undertaken to review this segment of the portfolio for potential impairment based upon projected future cash flows of the borrowers. As a result of this intensified effort, an additional $23 million of current loans were identified and placed on non-accrual. In summary, 90 loans aggregating $35 million, pre-charge-off, were placed on non-accrual in June, the largest of which totaled $3.8 million.

Net interest income totaled $25,044 and improved sequentially from the first quarter of 2008 and from the second quarter of 2007 as well as reflecting a 19% year-to-date increase from the first six months of 2007. Additionally, non-interest income totaled $8,112 for the three months ended June 30, 2008, an improvement of 11% over the first quarter of the year. On a year-to-date basis, non-interest income was $15,418 at June 30, 2008, up 30% over the same period a year ago. Non-interest expenses were $20,140 for the second quarter of 2008, up $579 from the first quarter of the year, and included $1,185 of OREO write-downs during the current quarter. Non-interest expense levels for the first half of 2008 totaled $39,701, reflecting an increase of 29% over the same period a year ago principally as a result of six months normal operating costs associated with the Company’s May 2007 acquisition of CVBG, only two months of costs were included in the 2007 period.
Net charge-offs for the quarter totaled $9,595 compared with net charge-offs of $1,072 during the first quarter of 2008 and net charge-offs of $10,398 during the fourth quarter of 2007. Non-performing assets were $61,212 at June 30, 2008 compared with $39,308 at March 31, 2008 and $36,937 at year end 2007. The majority of the increase in non-performing assets resulted from the further deterioration in the Company’s residential real estate construction and development loan portfolio described above as the economy continued to soften in the Nashville and Knoxville markets during the second quarter stressing borrowers’ liquidity. At June 30, 2008 the Company’s non-performing loans to total loans ratio was 1.73% compared with 1.29% at March 31, 2008 and 1.36% at December 31, 2007. Non-performing assets to total assets reflected a ratio of 2.03% at June 30, 2008 compared with 1.35% at March 31, 2008 and 1.25% at December 31, 2007. The Company’s loan loss reserve to loans was 1.51% at June 30, 2008 compared with 1.45% at both March 31, 2008 and December 31, 2007.
At June 30, 2008, the Company had total consolidated assets of $3,018,536, total consolidated deposits of $2,260,950, total consolidated loans, net of unearned income, of $2,347,241 and total consolidated shareholders’ equity of $326,427. The Company’s annualized return on average shareholders’ equity for the three and six months ended June 30, 2008 was 1.76% and 5.25%, respectively, and its annualized return on average total assets was 0.20% and 0.59%, respectively. The Company expects that its total assets and total consolidated loans, net of unearned interest, will remain stable or decline slightly over the remainder of 2008.
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
The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and the fair value of financial instruments and other accounts. Based on management’s calculation, an allowance of $35,351, or 1.51% of total loans, net of unearned income, was an adequate estimate of losses inherent in the loan portfolio as of June 30, 2008. This estimate resulted in a provision for loan losses in the income statement of $11,019 and $11,907, respectively, for the three and six months ended June 30, 2008. If the economic conditions, loan mix and amount of future charge-offs differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.
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

Changes in Results of Operations
Net Income. Net income for the three months ended June 30, 2008 was $1,462, as compared to $7,086 for the same period in 2007. This decrease of $5,624, or 79% resulted primarily from a $9,760 increase in the provision for loan losses reflecting deterioration in the Nashville and Knoxville markets of the residential real estate construction and development loan portfolio during the quarter. In addition the Bank wrote-down $1,185 of Other Real Estate Owned (“OREO”) through noninterest expense during the second quarter of 2008.
Net interest income for the three months ended June 30, 2008 was $25,044, as compared to $22,933 for the same period in 2007. This increase of $2,111 in net interest income resulted primarily from higher earning asset volume arising primarily from the CVBG acquisition and organic growth in the loan portfolio. During this period the net interest margin declined by 45 basis points to 3.92% at June 30, 2008 from 4.37% at June 30, 2007 reflecting the downward movement in market interest rates resulting from initiatives undertaken by the Federal Open Market Committee (“FOMC”) to reduce market interest rates. Non-interest income rose 25% from the second quarter of 2007 and totaled $8,112 for the three months ended June 30, 2008. The principal driver of this increase was the ongoing success of the Company’s High Performance Checking product. During the second quarter of 2008, the Company opened 3,840 net new checking accounts compared with 3,216 opened during the same period a year ago. Partially offsetting the increases in net interest income and non-interest income was a $3,431, or 21%, increase in total noninterest expense from $16,709 for the three months ended June 30, 2007 to $20,140 for the same period of 2008. This change is primarily attributable to the increased recurring operating costs associated with the greater size of the Company’s operations due to the CVBG acquisition.
Net income for the six months ended June 30, 2008 was $8,640 compared to $12,702 for the same period in 2007. The decrease of $4,062 reflects substantially the same factors that affected the quarter ended June 30, 2008.
Net Interest Income. The largest source of earnings for the Company is net interest income, which is the difference between interest income on earning assets and interest expense on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and rates on interest-earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. During the three months ended June 30, 2008, net interest income was $25,044, as compared to $22,933 for the same period in 2007, representing an increase of 9%.
The Company’s average balance for interest-earning assets increased 22% from $2,117,358 for the three months ended June 30, 2007 to $2,591,822 for the three months ended June 30, 2008. The Company experienced a 19% growth in average loan balances from $1,962,127 for the three months ended June 30, 2007 to $2,340,923 for the three months ended June 30, 2008 and a 60% increase in average investment securities balances from $154,110 for the three months ended June 30, 2007 to $246,541 for the three months ended June 30, 2008. The growth in loans and investment securities can be primarily attributed to the CVBG acquisition that took place during the middle of the second quarter of 2007 and the continued organic loan growth during 2007 of the Company. Please refer to Note 6 of the “Notes to Condensed Consolidated Financial Statements” for more information on interest-earning assets acquired in the CVBG acquisition.
The Company’s average balance for interest-bearing liabilities increased 28% from $1,878,737 for the three months ended June 30, 2007 to $2,401,297 for the three months ended June 30, 2008. The Company experienced a 22% increase in average interest-bearing deposits from $1,567,701 for the three months ended June 30, 2007 to $1,908,542 for the three months ended June 30, 2008. The Company’s CVBG acquisition in the second quarter of 2007 is the primary reason for the growth in deposits. Please refer to Note 6 of the “Notes to Condensed Consolidated Financial Statements” for more information on interest-bearing liabilities acquired in the CVBG acquisition.

The Company’s yield on loans (the largest component of interest-earning assets) decreased by 135 basis points from the second quarter of 2007 to the second quarter of 2008. Approximately one-half of the Company’s loan portfolio is set at variable rates and was impacted by the result of the FOMC’s action to lower market interest rates by 325 basis points during this period of time.

	Beginning	Increase/	Ending
FOMC Meeting Date	Rate	Decrease	Rate
March 21, 2007	5.25%	0.00%	5.25%
May 9, 2007	5.25%	0.00%	5.25%
June 28, 2007	5.25%	0.00%	5.25%
August 7, 2007	5.25%	0.00%	5.25%
September 18, 2007	5.25%	(0.50%)	4.75%
October 31, 2007	4.75%	(0.25%)	4.50%
December 11, 2007	4.50%	(0.25%)	4.25%
January 22, 2008	4.25%	(0.75%)	3.50%
January 30, 2008	3.50%	(0.50%)	3.00%
March 18, 2008	3.00%	(0.75%)	2.25%
April 30, 2008	2.25%	(0.25%)	2.00%
June 25, 2008	2.00%	0.00%	2.00%
The Company’s cost of interest-bearing liabilities decreased by 106 basis points from the second quarter ended June 30, 2007 to the second quarter ended June 30, 2008. The velocity of change on fixed maturity interest-bearing liabilities is slower than the immediate change on variable rate assets. The re-pricing characteristics of this portion of interest-bearing liabilities which comprise 64% of total interest-bearing liabilities will lag behind market interest rate changes especially in a rapidly changing interest rate environment.
For the six months ended June 30, 2008, net interest income increased by $7,762, or 19%, to $49,516 from $41,754 for the same period in 2007, reflecting the acquisition of CVBG, and the same trends outlined above with respect to the three months ended June 30, 2008 were observed.

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

	Three Months Ended
	June 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans(1) (2)	$2,340,923	$39,421	6.77%	$1,962,127	$39,703	8.12%
Investment securities (2)	246,541	3,439	5.61%	154,110	2,182	5.68%
Other short-term investments	4,358	22	2.03%	1,121	12	4.29%

Total interest-earning assets	$2,591,822	$42,882	6.65%	$2,117,358	$41,897	7.94%

Noninterest earning assets	352,299			230,119

Total assets	$2,944,121			$2,347,477

Interest-bearing liabilities:
Deposits:
Interest checking, savings and money market	$675,467	$2,255	1.34%	$693,235	$4,865	2.81%
Time deposits	1,233,075	11,122	3.63%	874,466	10,147	4.65%

Total interest-bearing deposits	$1,908,542	$13,377	2.82%	$1,567,701	$15,012	3.84%

Securities sold under repurchase agreements and short-term borrowings	157,317	700	1.79%	67,307	768	4.58%
Notes payable	246,776	2,565	4.18%	192,668	2,352	4.90%
Subordinated debentures (3)	88,662	1,008	4.57%	51,061	718	5.64%

Total interest-bearing liabilities	$2,401,297	$17,650	2.96%	$1,878,737	$18,850	4.02%

Noninterest bearing liabilities:
Demand deposits	186,136			180,185
Other liabilities	23,311			36,566

Total noninterest bearing liabilities	209,447			216,751

Total liabilities	2,610,744			2,095,488

Shareholders’ equity	333,377			251,989

Total liabilities and shareholders’ Equity	$2,944,121			$2,347,477

Net interest income		$25,232			$23,047

Interest rate spread			3.70%			3.91%

Net yield on interest-earning assets			3.92%			4.37%

[1]	2008 average loan balances exclude nonaccrual loans for the periods presented. 2007 average loan balances include nonaccrual loans for the periods presented, as they are not material.

[2]
Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

[3]
The interest expense and average interest rates paid on the Subordinated Debentures for the three and six month periods ended June 30, 2007 should have been $938 and $1,206 and 7.37% and 7.53%, respectively. The impact of this timing difference on the 2007 second quarter and six month results was deemed immaterial to the overall financial statements.

	Six Months Ended
	June 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans(1) (2)	$2,332,642	$82,187	7.09%	$1,768,459	$71,640	8.16%
Investment securities (2)	246,202	6,975	5.70%	103,176	2,900	5.47%
Other short-term investments	2,408	25	2.09%	1,189	27	4.58%

Total interest-earning assets	$2,581,252	$89,187	6.95%	$1,872,824	$74,567	8.03%

Noninterest earning assets	355,007			191,240

Total assets	$2,936,259			$2,064,064

Interest-bearing liabilities:
Deposits:
Interest checking, savings and money market	$686,444	$5,580	1.63%	$617,363	$8,411	2.75%
Time deposits	1,185,132	23,732	4.03%	774,411	17,754	4.62%

Total interest-bearing deposits	$1,871,576	$29,312	3.15%	$1,391,774	$26,165	3.79%

Securities sold under repurchase agreements and short-term borrowings	155,188	1,792	2.32%	46,696	1,054	4.55%
Notes payable	278,822	5,743	4.14%	182,346	4,462	4.94%
Subordinated debentures (3)	88,662	2,440	5.53%	32,336	986	6.15%

Total interest-bearing liabilities	$2,394,248	$39,287	3.30%	$1,653,152	$32,667	3.98%

Noninterest bearing liabilities:
Demand deposits	186,295			162,782
Other liabilities	24,639			27,820

Total noninterest bearing liabilities	210,934			190,602

Total liabilities	2,605,182			1,843,754

Shareholders’ equity	331,077			220,310

Total liabilities and shareholders’ Equity	$2,936,259			$2,064,064

Net interest income		$49,900			$41,900

Interest rate spread			3.65%			4.04%

Net yield on interest-earning assets			3.89%			4.51%

[1]	2008 average loan balances exclude nonaccrual loans for the periods presented. 2007 average loan balances include nonaccrual loans for the periods presented, as they are not material.

[2]
Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

[3]
The interest expense and average interest rates paid on the Subordinated Debentures for the three and six month periods ended June 30, 2007 should have been $938 and $1,206 and 7.37% and 7.53%, respectively. The impact of this timing difference on the 2007 second quarter and six month results was deemed immaterial to the overall financial statements.

Provision for Loan Losses. During the three and six month periods ended June 30, 2008, loan charge-offs were $10,416 and $12,006, respectively and recoveries of charged-off loans were $821 and $1,339. The Company’s provision for loan losses increased by $9,760 to $11,019 for the three months ended June 30, 2008, as compared to $1,259 for the same period in 2007 due to continued deterioration in the residential real estate construction and development loan portfolio of the Bank during the quarter described above. The Company’s allowance for loan losses increased by $1,240 to $35,351 at June 30, 2008 from $34,111 at December 31, 2007 and the reserve to outstanding loans rate increased 6 basis points to 1.51% between these two periods and also increased from the ratio of 1.42% at June 30, 2007. Credit quality ratios have declined since June 30, 2007, principally as a result of the rapid deterioration of the residential real estate market beginning in the fourth quarter of 2007 in the Company’s urban markets, primarily Nashville and Knoxville. Management continually evaluates the Company’s credit policies and procedures for effective risks and controls management. The ratio of allowance for loan losses to nonperforming loans was 87.11%, 106.34% and 674.48% at June 30, 2008, December 31, 2007 and June 30, 2007, respectively, and the ratio of nonperforming assets to total assets was 2.03%, 1.25% and 0.20% at June 30, 2008, December 31, 2007 and June 30, 2007, respectively. The ratio of nonperforming loans to total loans, net of unearned interest, was 1.73%, 1.36% and 0.21% at June 30, 2008, December 31, 2007 and June 30, 2007, respectively. Within the Bank, the Company’s largest subsidiary, the ratio of nonperforming assets to total assets was 2.00%, 1.22% and 0.17% at June 30, 2008, December 31, 2007 and June 30, 2007, respectively.
The Company’s year-to-date (“YTD”) net charge-offs as a percentage of average loans increased from 0.04% for the three months ended June 30, 2007 to 0.45% for the three months ended June 30, 2008. Net charge-offs as a percentage of average loans were 0.57% for the year ended December 31, 2007. Within the Bank, YTD net charge-offs as a percentage of average loans increased from 0.01% for the three months ended June 30, 2007 to 0.42% for the same period in 2008. Net charge-offs within the Bank as a percentage of average loans were 0.50% for the year ended December 31, 2007. YTD net charge-offs in Superior Financial for the six months ended June 30, 2008 were $192 compared to net charge-offs of $172 for the year ended December 31, 2007. YTD net charge-offs in GCB Acceptance for the six months ended June 30, 2008 were $610 compared to net charge-offs of $1,331 for the year ended December 31, 2007.
Management believes that credit quality indicators will be driven by the current economic environment and the resiliency of residential real estate markets. Management continually evaluates the existing portfolio in light of loan concentrations, current general economic conditions and economic trends. Management believes these evaluations strongly suggest an economic slowdown in the Company’s markets has and will continue to occur throughout 2008. Based on its evaluation of the allowance for loan loss calculation and review of the loan portfolio, management believes the allowance for loan losses is adequate at June 30, 2008. However, the provision for loan losses could increase for the entire year of 2008, as compared to 2007 if the general economic conditions continue to deteriorate or the residential real estate market in Nashville or Knoxville, Tennessee deteriorate beyond management’s current expectations.
Noninterest Income. Fee income, unrelated to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important component to the Company’s total revenue stream.
Total noninterest income for the three and six months ended June 30, 2008 was $8,112 and $15,418 as compared to $6,483 and $11,882 for the same period in 2007. Service charges, commissions and fees remain the largest component of total noninterest income and increased from $5,395 and $9,684 for the three and six months ended June 30, 2007 to $6,787 and $13,014, respectively, for the same period in 2008. This increase primarily reflects additional service charges and NSF fees from deposit-related products stemming primarily from the continued increased volume due to the Bank’s High Performance Checking Program introduced in the first quarter of 2005 and the CVBG acquisition in the second quarter of 2007. The Company believes that noninterest income will continue to improve over the remainder of 2008 with the introduction of this program in the former Cumberland Bank branches during the third quarter of 2007. In addition, other noninterest income increased by $237 and $206 to $1,325 and $2,404 for the three and six months ended June 30, 2008, respectively, from $1,088 and $2,198 for the same periods in 2007. The increase is primarily attributable to increased fees from the sale of mutual funds and annuities.
Noninterest Expense. Control of noninterest expense is a critical aspect in enhancing income. Noninterest expense includes personnel, occupancy, and other expenses such as write-downs on OREO, data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total noninterest expense was $20,140 and $39,701 for the three and six months ended June 30, 2008, respectively, compared to $16,709 and $30,751 for the same period in 2007. The $3,431, or 21%, increase in total noninterest expense for the three months ended June 30, 2008 compared to the same period of 2007 principally reflects increases in all expense categories primarily as a result of layering-on the normal operating costs associated with the acquisition of CVBG during the second quarter of 2007 and the previously mentioned OREO write-downs of $1,185 during the second quarter of 2008.

Personnel costs are the largest single component of the Company’s noninterest expenses. For the three and six months ended June 30, 2008, salaries and benefits represented $9,256, or 46%, and $19,104, or 48%, respectively, of total noninterest expense. This was an increase of $784, or 9%, and $3,174, or 20%, respectively, from the $8,472 and $15,930 for the three and six months ended June 30, 2007. Including Bank branches and non-bank office locations, and reflecting the impact of the CVBG acquisition, the Company had 76 locations at June 30, 2008 and December 31, 2007, as compared to 73 at June 30, 2007, and the number of full-time equivalent employees increased 8% from 739 at June 30, 2007 to 795 at June 30, 2008. These increases in personnel costs are primarily the result of the CVBG acquisition and the increase in the number of de-novo branches and related staff during the third and fourth quarters of 2007.
The Company’s efficiency ratio increased from 57.33% at June 30, 2007 to 61.14% at June 30, 2008. The efficiency ratio illustrates how much it cost the Company to generate revenue; for example, it cost the Company 61.14 cents to generate one dollar of revenue for the six months ended June 30, 2008.
Income Taxes. The effective income tax rate for the three and six months ended June 30, 2008 was 26.79% and 35.16%, respectively, compared to 38.10% and 38.50% for the same period in 2007. The decrease in the effective rate for the current year is primarily attributable to the increased level of earnings in the current year over the prior year relating to holdings of tax exempt securities and bank-owned life insurance acquired in the CVBG acquisition during the second quarter of 2007.
Changes in Financial Condition
Total assets at June 30, 2008 were $3,018,536, an increase of $70,795, or 2%, from December 31, 2007. The increase in assets was primarily reflective of the $34,335, or 100%, increase in federal funds sold and the 41,105, or 17%, increase in securities available for sale.
Non-performing loans include non-accrual loans and loans 90 or more days past due. All loans that are 90 days past due are considered non-accrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Non-accrual loans that are 120 days past due without assurance of repayment are charged off against the allowance for loan losses. Nonaccrual loans and loans past due 90 days totaled $40,580 at June 30, 2008 an increase of $8,502 from December 31, 2007. At June 30, 2008, the ratio of the Company’s allowance for loan losses to non-performing loans (which include non-accrual loans) was 87.11%.
The Company maintains an investment portfolio to provide liquidity and earnings. Investments at June 30, 2008 with an amortized cost of $277,654 had a market value of $277,320. At year-end 2007, investments with an amortized cost of $234,098 had a market value of $236,553.
Liquidity and Capital Resources
Liquidity. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. During the quarter ended June 30, 2008 the Company reduced its reliance on borrowed funds as deposit levels improved and invested the excess liquidity in federal funds sold and available for sale securities. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s liquid assets include cash and due from banks, federal funds sold, investment securities and loans held for sale. Including securities pledged to collateralize municipal deposits, these assets represented 14% of the total liquidity base at June 30, 2008 and December 31, 2007, respectively. The liquidity base is generally defined to include deposits, repurchase agreements, notes payable and subordinated debentures. The Company maintains borrowing availability with the Federal Home Loan Bank of Cincinnati (“FHLB”), which was fully utilized at June 30, 2008 in order to better optimize its funding costs. The Company also maintains federal funds lines of credit totaling $166,000 at eight correspondent banks, of which $166,000 was available at June 30, 2008. The Company believes it has sufficient liquidity to satisfy its current operating needs.

For the six months ended June 30, 2008, operating activities of the Company provided $12,765 of cash flows. Net income of $8,640 comprised a substantial portion of the cash generated from operations. Cash flows from operating activities were also positively affected by various non-cash items, including (i) $11,907 in provision for loan losses, (ii) $3,509 of depreciation and amortization and (iii) $6,482 increase in other assets. This was offset in part by a decrease of $15,748 in accrued interest payable and other liabilities and a deferred tax benefit of $1,095.
The Company’s purchase of $80,644 in investment securities available for sale was the primary component of the $63,549 used in investing activities for the six months ended June 30, 2008. In addition the Company’s net increase in loans used $28,255 in cash flows. This was offset by (i) $32,726 in proceeds from the maturities of investment securities available for sale, and (ii) $11,498 in proceeds from the sale of other real estate. Purchases of fixed asset additions used $2,949 in cash flows.
The net increase in deposits of $274,157 was the primary source of cash flows provided in financing activities This was offset by the net decrease in federal funds purchased and repurchase agreements of $102,884 and net repayments of FHLB advances and notes payable of $88,681. In addition, dividends paid in the amount of $3,380 further increased the total net cash used in financing activities.
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
Shareholders’ equity on June 30, 2008 was $326,427, an increase of $3,950, or 1%, from $322,477 on December 31, 2007. The increase in shareholders’ equity primarily reflects net income for the six months ended June 30, 2008 of $8,640 ($0.67 per share). This increase was offset by quarterly dividend payments during the six months ended June 30, 2008 totaling $3,380 ($0.26 per share) and the cumulative change of $1,709 in unrealized losses, net of reclassification and taxes, on available for sale securities.
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

Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (“FRB”) and the Federal Deposit Insurance Corporation (the “FDIC”) require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of common equity, retained earnings, and a limited amount of qualifying perpetual preferred stock and trust preferred securities, net of goodwill and other intangible assets and accumulated other comprehensive income). These guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. At June 30, 2008, the Bank and the Company each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements. The table below sets forth the capital position of the Bank and the Company at June 30, 2008.

	Required	Required
	Minimum	to be
	Ratio	Well Capitalized	Bank	Company
Tier 1 risk-based capital	4.00%	6.00%	10.24%	10.51%
Total risk-based capital	8.00%	10.00%	11.49%	11.76%
Leverage Ratio	4.00%	5.00%	8.94%	9.21%
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
Off-Balance Sheet Arrangements
At June 30, 2008, the Company had outstanding unused lines of credit and standby letters of credit totaling $584,557 and unfunded loan commitments outstanding of $21,590. Because these commitments generally have fixed expiration dates and most will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or, on a short-term basis, to borrow any then available amounts from the FHLB and/or purchase Federal funds from other financial institutions. At June 30, 2008, the Company had accommodations with upstream correspondent banks for unsecured Federal funds lines of $166,000. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about the Company’s off-balance sheet commitments as of June 30, 2008, which by their terms have contractual maturity dates subsequent to June 30, 2008:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total

Commitments to make loans — fixed	$6,940	$—	$—	$—	$6,940
Commitments to make loans — variable	14,650	—	—	—	14,650
Unused lines of credit	318,906	113,543	11,908	87,778	532,135
Letters of credit	35,729	1,027	8,772	6,894	52,422

Total	$376,225	$114,570	$20,680	$94,672	$606,147

Disclosure of Contractual Obligations
In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes the Company’s significant fixed and determinable contractual obligations as of June 30, 2008:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total

Certificates of deposits	$1,336,045	$79,781	$7,178	$4,800	$1,427,804
Repurchase agreements	91,641	—	—	—	91,641
FHLB advances and notes payable	453	67,392	80,975	81,190	230,010
Subordinated debentures	—	—	—	88,662	88,662
Operating lease obligations	1,119	1,610	1,304	1,181	5,214
Deferred compensation	1,975	—	—	1,846	3,821
Purchase obligations	231	—	—	—	231

Total	$1,431,464	$148,783	$89,457	$177,679	$1,847,383

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
Effect of New Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS Nos. 141(R) and 160 on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), Implementation Issue No. E23, “Hedging — General: Issues Involving the Application of the Shortcut Method under Paragraph 68” (“Issue E23”). Issue E23 amends SFAS 133 to explicitly permit use of the shortcut method for hedging relationships in which interest rate swaps have nonzero fair value at the inception of the hedging relationship, provided certain conditions are met. Issue E23 was effective for hedging relationships designated on or after January 1, 2008. The implementation of this guidance did not have a material impact on our consolidated financial statements.
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
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. Generally Accepted Accounting Principles (GAAP). This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part II, Item 7A of the 2007 10-K is incorporated in this item of this Quarterly Report by this reference. There have been no material changes in the quantitative and qualitative market risks of the Company since December 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).
Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company made no unregistered sales of its equity securities or repurchases of its common stock during the quarter ended June 30, 2008.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
(a)
The annual meeting of shareholders (the “Annual Meeting”) of the Company was held on April 29, 2008. In addition to the election of directors, the proposals described in section “(c)” below were considered by shareholders at the Annual Meeting.

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

(c)	The following sets forth the results of voting on each matter at the Annual Meeting:
Proposal 1 — Election of directors

	Votes	Votes
	For	Withheld
Bruce Campbell	8,148,088	1,221,769
Samuel E. Lynch	9,299,953	69,904
R. Stan Puckett	9,209,999	159,858
John Tolsma	8,150,219	1,219,639

Proposal 2 — To approve the selection of Dixon Hughes PLLC as the Company’s independent registered public accounting firm for 2008

Votes	Votes		Broker
For	Against	Abstentions	Non-Votes

9,006,966	9,772	353,120	9,772
Item 5. Other Information
None
Item 6. Exhibits
See Exhibit Index immediately following the signature page hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Bankshares, Inc. Registrant
Date: August 8, 2008	By	/s/ James E. Adams
James E. Adams
Executive Vice President, Chief Financial Officer and Assistant Secretary

EXHIBIT INDEX

Exhibit No.	Description

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002