Form 10-Q
period 2008-09-30
GREEN BANKSHARES, INC.
filed 2008-11-06
CIK 764402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☑
As of November 06, 2008, the number of shares outstanding of the issuer’s common stock was: 12,992,681.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The unaudited condensed consolidated financial statements of Green Bankshares, Inc. and its wholly owned subsidiaries are as follows:
Condensed Consolidated Balance Sheets — September 30, 2008 and December 31, 2007.
Condensed Consolidated Statements of Income and Comprehensive Income — For the three and nine months ended September 30, 2008 and 2007.
Condensed Consolidated Statement of Changes in Shareholders’ Equity — For the nine months ended September 30, 2008.
Condensed Consolidated Statements of Cash Flows — For the nine months ended September 30, 2008 and 2007.
Notes to Condensed Consolidated Financial Statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007
(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2008	2007*
	(Unaudited)

ASSETS
Cash and due from banks	$46,168	$65,717
Federal funds sold	56,751	—
Securities available for sale	292,897	235,273
Securities held to maturity (with a market value of $700 and $1,280)	757	1,303
FHLB and other stock, at cost	13,203	12,322
Loans held for sale	1,824	2,331
Loans, net of unearned income	2,323,076	2,356,376
Allowance for loan losses	(34,856)	(34,111)
Other real estate owned and repossessed assets	12,215	4,859
Premises and equipment, net	83,569	82,697
Goodwill and other intangible assets	156,117	157,827
Other assets	60,320	63,147

Total assets	$3,012,041	$2,947,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$2,276,198	$1,986,793
Federal funds purchased	413	87,787
Repurchase agreements	64,929	106,738
FHLB advances and notes payable	229,906	318,690
Subordinated debentures	88,662	88,662
Accrued interest payable and other liabilities	25,451	36,594

Total liabilities	2,685,559	2,625,264

Shareholders’ equity
Common stock: $2 par, 20,000,000 shares authorized, 12,999,161 and 12,931,015 shares outstanding	25,998	25,862
Additional paid-in capital	185,631	185,170
Retained earnings	114,742	109,938
Accumulated other comprehensive income	111	1,507

Total shareholders’ equity	326,482	322,477

Total liabilities and shareholders’ equity	$3,012,041	$2,947,741

*
This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three and Nine Months Ended September 30, 2008 and 2007
(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Interest income
Interest and fees on loans	$38,497	$48,630	$120,653	$120,226
Investment securities	3,982	3,642	10,604	6,440
Federal funds sold and other	87	22	112	49

	42,566	52,294	131,369	126,715

Interest expense
Deposits	14,345	17,812	43,657	43,977
Borrowings	3,837	7,189	13,812	13,691

	18,182	25,001	57,469	57,668

Net interest income	24,384	27,293	73,900	69,047

Provision for loan losses	8,620	1,444	20,527	3,677

Net interest income after provision for loan losses	15,764	25,849	53,373	65,370

Noninterest income
Service charges and fees	6,711	6,418	19,725	16,102
Other	1,299	1,270	3,703	3,468

	8,010	7,688	23,428	19,570

Noninterest expense
Salaries and employee benefits	10,157	9,753	29,261	25,683
Occupancy and furniture and equipment expense	3,180	2,852	9,743	7,574
Other	8,607	6,405	22,641	16,504

	21,944	19,010	61,645	49,761

Income before income taxes	1,830	14,527	15,156	35,179

Provision for income taxes	596	5,613	5,282	13,563

Net income	$1,234	$8,914	$9,874	$21,616

Comprehensive income	$1,547	$11,167	$8,478	$21,181

Per share of common stock:
Basic earnings	$0.10	$0.69	$0.76	$1.90

Diluted earnings	0.10	0.69	0.76	1.89

Dividends	0.13	0.13	0.39	0.39

Weighted average shares outstanding:
Basic	12,931,774	12,921,240	12,931,538	11,362,422

Diluted	12,947,618	13,008,733	12,936,084	11,455,389

See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2008
(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (loss)	Equity
	(Unaudited)

Balance, December 31, 2007	12,931,015	$25,862	$185,170	$109,938	$1,507	$322,477

Common stock transactions:
Exercise of shares under stock option plan	759	2	12	—	—	14
Issuance of restricted common shares	67,387	134	(134)	—	—	—
Compensation expense:
Stock options	—	—	342	—	—	342
Restricted stock	—	—	241	—	—	241
Dividends paid ($.39 per share)	—	—	—	(5,070)	—	(5,070)
Comprehensive income:
Net income	—	—	—	9,874	—	9,874
Change in unrealized gains (losses), net of reclassification and taxes	—	—	—	—	(1,396)	(1,396)

Total comprehensive income						8,478

Balance, September 30, 2008	12,999,161	$25,998	$185,631	$114,742	$111	$326,482

See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended Septembers 30, 2008 and 2007
(Amounts in thousands, except share and per share data)

	September 30,	September 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities
Net income	$9,874	$21,616
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	20,527	3,677
Depreciation and amortization	5,264	4,073
Security amortization and accretion, net	(726)	(391)
(Gain) loss on sale of securities	(74)	42
FHLB stock dividends	(464)	—
Net gain on sale of mortgage loans	(487)	(891)
Originations of mortgage loans held for sale	(43,894)	(57,424)
Proceeds from sales of mortgage loans	44,887	63,067
Increase in cash surrender value of life insurance	(804)	(675)
Net losses from sales of fixed assets	388	77
Stock-based compensation expense	583	351
Net loss (gain) on other real estate and repossessed assets	1,837	(153)
Deferred tax expense	(746)	(3,078)
Net changes:
Other assets	5,031	(2,903)
Accrued interest payable and other liabilities	(11,142)	9,014

Net cash provided by operating activities	30,054	36,402

Cash flows from investing activities
Purchase of securities available for sale	(136,985)	(23,682)
Proceeds from sale of securities available for sale	3,398	2,230
Proceeds from maturities of securities available for sale	74,467	21,015
Proceeds from sale of securities held to maturity	—	496
Proceeds from maturities of securities held to maturity	545	690
Purchase of FHLB stock	(417)	(1,741)
Net change in loans	(13,841)	(159,902)
Acquisition, net of cash received	—	(24,578)
Proceeds from sale of other real estate	19,238	3,264
Improvements to other real estate	(1,073)	—
Proceeds from sale of fixed assets	50	14
Premises and equipment expenditures	(4,615)	(9,702)

Net cash used by investing activities	(59,233)	(191,896)

Cash flows from financing activities
Net change in deposits	289,405	(4,928)
Net change in federal funds purchased and repurchase agreements	(129,183)	12,720
Tax benefit resulting from stock options	—	126
Proceeds from FHLB advances and notes payable	20,916	160,416
Proceeds from subordinated debentures	—	57,732
Repayments of FHLB advances and notes payable	(109,701)	(35,884)
Dividends paid	(5,070)	(4,637)
Proceeds from issuance of common stock	14	407

Net cash provided by financing activities	66,381	185,952

Net change in cash and cash equivalents	37,202	30,458

Cash and cash equivalents, beginning of year	65,717	70,640

Cash and cash equivalents, end of period	$102,919	$101,098

Supplemental disclosures — cash and noncash
Interest paid	$60,293	$52,467
Income taxes paid	5,674	13,015
Loans converted to other real estate	29,676	3,199
Unrealized gain (loss) on available for sale securities, net of tax	111	(435)
See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 1 — PRINCIPLES OF CONSOLIDATION
The accompanying unaudited condensed consolidated financial statements of Green Bankshares, Inc. (the “Company”) and its wholly owned subsidiary, GreenBank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain amounts from prior period financial statements have been reclassified to conform to the current year’s presentation.
NOTE 2 — LOANS
Loans at September 30, 2008 and December 31, 2007 were as follows:

	September 30,	December 31,
	2008	2007

Commercial real estate	$1,525,742	$1,549,457
Residential real estate	391,550	398,779
Commercial	319,087	320,264
Consumer	91,866	97,635
Other	9,237	3,871
Unearned income	(14,406)	(13,630)

Loans, net of unearned income	$2,323,076	$2,356,376

Allowance for loan losses	$(34,856)	$(34,111)

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 2 — LOANS (Continued)
Transactions in the allowance for loan losses and certain information about nonaccrual loans and loans 90 days past due but still accruing interest for the nine months ended September 30, 2008 and twelve months ended December 31, 2007 were as follows:

	September 30,	December 31,
	2008	2007

Balance at beginning of year	$34,111	$22,302
Add (deduct):
Reserve of acquired bank	—	9,022
Provision for loan losses	20,527	14,483
Loans charged off	(22,380)	(13,471)
Recoveries of loans charged off	2,598	1,775

Ending balance	$34,856	$34,111

	September 30,	December 31,
	2008	2007

Impaired loans were as follows:

Loans with no allowance allocated	$41,008	$—
Loans with allowance allocated	16,458	36,267
Amount of allowance allocated	3,161	5,440

Nonperforming loans were as follows:

Loans past due 90 days still on accrual	$54	$18
Nonaccrual loans	40,687	32,060

Total	$40,741	$32,078

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 3 — EARNINGS PER SHARE OF COMMON STOCK
Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Stock options and restricted common shares are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the three and nine months ended September 30, 2008, 371,205 options are excluded from the effect of dilutive securities because they are anti-dilutive; 44,910 options are similarly excluded from the effect of dilutive securities for the three and nine months ended September 30, 2007.
The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008		2007
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income available to common shareholders	$1,234	12,931,774	$8,914	12,921,240

Effect of dilutive shares	—	15,844	—	87,493

Diluted EPS
Income available to common shareholders plus assumed conversions	$1,234	12,947,618	$8,914	13,008,733

	Nine Months Ended September 30,
	2008		2007
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income available to common shareholders	$9,874	12,931,538	$21,616	11,362,422

Effect of dilutive shares	—	4,546	—	92,967

Diluted EPS
Income available to common shareholders plus assumed conversions	$9,874	12,936,084	$21,616	11,455,389

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 4 — SEGMENT INFORMATION
The Company’s operating segments include banking, mortgage banking, consumer finance, automobile lending and title insurance. The reportable segments are determined by the products and services offered, and internal reporting. Loans, investments and service charges and fees on deposits provide the revenues in the banking operation; loans and fees provide the revenues in consumer finance and mortgage banking and insurance commissions provide revenues for the title insurance company. Consumer finance, automobile lending and title insurance do not meet the quantitative threshold on an individual basis, and are therefore shown below in “Other Segments”. Mortgage banking operations are included in “Bank”. All operations are domestic.
Segment performance is evaluated using net interest income and noninterest income. Income taxes are allocated based on income before income taxes, and indirect expenses (including management fees) are allocated based on time spent for each segment. Transactions among segments are made at fair value. Information reported internally for performance assessment follows.

		Other	Holding
Three months ended September 30, 2008	Bank	Segments	Company	Eliminations	Totals
Net interest income (expense)	$23,499	$1,935	$(1,050)	$—	$24,384
Provision for loan losses	7,636	984	—	—	8,620
Noninterest income	7,711	485	32	(218)	8,010
Noninterest expense	20,347	1,289	526	(218)	21,944
Income tax expense (benefit)	1,002	57	(463)	—	596

Segment profit (loss)	$2,225	$90	$(1,081)	$—	$1,234

Segment assets at September 30, 2008	$2,963,181	$39,106	$9,754	$—	$3,012,041

		Other	Holding
Three months ended September 30, 2007	Bank	Segments	Company	Eliminations	Totals
Net interest income (expense)	$27,454	$1,710	$(1,871)	$—	$27,293
Provision for loan losses	961	483	—	—	1,444
Noninterest income	7,311	624	56	(303)	7,688
Noninterest expense	17,836	1,239	238	(303)	19,010
Income tax expense (benefit)	6,154	241	(782)	—	5,613

Segment profit (loss)	$9,814	$371	$(1,271)	$—	$8,914

Segment assets at September 30, 2007	$2,905,571	$37,517	$12,659	$—	$2,955,747

		Other	Holding
Nine months ended September 30, 2008	Bank	Segments	Company	Eliminations	Totals
Net interest income (expense)	$71,647	$5,743	$(3,490)	$—	$73,900
Provision for loan losses	18,552	1,975	—	—	20,527
Noninterest income	22,315	1,549	209	(645)	23,428
Noninterest expense	56,906	3,838	1,546	(645)	61,645
Income tax expense (benefit)	6,448	579	(1,745)	—	5,282

Segment profit (loss)	$12,056	$900	$(3,082)	$—	$9,874

		Other	Holding
Nine months ended September 30, 2007	Bank	Segments	Company	Eliminations	Totals
Net interest income (expense)	$66,988	$4,916	$(2,857)	$—	$69,047
Provision for loan losses	2,480	1,197	—	—	3,677
Noninterest income	18,485	1,886	94	(895)	19,570
Noninterest expense	46,198	3,751	707	(895)	49,761
Income tax expense (benefit)	14,159	728	(1,324)	—	13,563

Segment profit (loss)	$22,636	$1,126	$(2,146)	$—	$21,616

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 4 — SEGMENT INFORMATION (Continued)
Asset Quality Ratios

As of and for the period ended September 30, 2008	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	1.74%	1.57%	1.75%
Nonperforming assets as a percentage of total assets	1.73%	1.69%	1.76%
Allowance for loan losses as a percentage of total loans, net of unearned income	1.37%	8.01%	1.50%
Allowance for loan losses as a percentage of nonperforming loans	78.93%	510.88%	85.56%
YTD net charge-offs to average total loans, net of unearned income	0.77%	4.64%	0.84%

As of and for the period ended September 30, 2007	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	0.24%	1.40%	0.26%
Nonperforming assets as a percentage of total assets	0.22%	1.96%	0.26%
Allowance for loan losses as a percentage of total loans, net of unearned income	1.32%	8.01%	1.45%
Allowance for loan losses as a percentage of nonperforming loans	556.73%	573.30%	558.18%
YTD net charge-offs to average total loans, net of unearned income	0.02%	2.45%	0.07%

As of and for the year ended December 31, 2007	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	1.35%	1.30%	1.36%
Nonperforming assets as a percentage of total assets	1.22%	2.11%	1.25%
Allowance for loan losses as a percentage of total loans, net of unearned income	1.32%	7.96%	1.45%
Allowance for loan losses as a percentage of nonperforming loans	98.37%	609.80%	106.34%
Net charge-offs to average total loans, net of unearned income	0.50%	4.14%	0.57%
Net charge-offs

	Bank	Other	Total

Actual for the nine month period ended September 30, 2008	$17,950	$1,832	$19,782
Actual for the nine month period ended September 30, 2007	$423	$875	$1,298
Actual for the year ended December 31, 2007	$10,193	$1,503	$11,696
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 5 — BUSINESS COMBINATION
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
The acquisition was accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the tangible and identified intangible assets purchased and the liabilities assumed based upon estimated fair values at the date of acquisition. The aggregate purchase price was $164,268, including $45,793 paid in cash and 3,091,495 shares of the Company’s common stock. Identified intangible assets and purchase accounting fair value adjustments are being amortized under various methods over the expected lives of the corresponding assets and liabilities. Goodwill will not be amortized and is not deductible for tax purposes, but will be reviewed for impairment on an annual basis. Identified intangible assets from the acquisition subject to amortization were $9,485 and total goodwill from the acquisition was $112,062.
The following table summarizes the fair value of assets acquired and liabilities assumed at the date of acquisition:

Cash and due from banks	$21,182
Securities	200,081
FHLB stock	2,863
Bankers Bank stock	100
Loans held for sale	8,642
Loans, net of unearned income	631,496
Allowance for loan losses	(9,022)
Premises and equipment	18,332
Goodwill	112,062
Core deposit intangible	8,740
Mortgage servicing rights	745
Other assets	16,369

Total assets acquired	1,011,590
Deposits	(699,089)
Federal funds purchased	(52,500)
Repurchase agreements	(42,790)
FHLB advances	(32,000)
Subordinated debentures	(17,527)
Other liabilities	(3,416)

Total liabilities assumed	(847,322)

Net assets acquired	$164,268

The Company also incurred $761 in direct costs for legal, advisory and conversion cost that were capitalized into goodwill associated with the merger.
The following table presents pro forma information as if the acquisition had occurred at the beginning of 2007 for the nine month period ending September 30, 2007. The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the acquisition, depreciation expense on property acquired, interest expense on deposits assumed, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the acquisition been effected on the assumed dates.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 5 — BUSINESS COMBINATION (Continued)

Nine Months
Ended
September 30,
2007
Net interest income	$88,991

Net income	$27,605

Basic earnings per share	$2.08

Diluted earnings per share	$2.06

NOTE 6 — BORROWINGS
In May 2007, the Company formed GreenBank Capital Trust I (“GB Trust I”), and GB Trust I issued $56,000 of variable rate trust preferred securities. The Company issued $57,732 of subordinated debentures to the GB Trust I in exchange for the proceeds of the sale of trust preferred securities, which debentures represent the sole asset of GB Trust I. The debentures pay interest quarterly at the three-month LIBOR plus 1.65% adjusted quarterly (4.47% at September 30, 2008). The Company may redeem the subordinated debentures, in whole or in part, beginning June 2012 and in certain events prior to that date, at a premium. The subordinated debentures must be redeemed no later than 2037.
Also in May 2007 the Company acquired two Trusts in the CVBG acquisition, Civitas Statutory Trust I (“CS Trust I”) and Cumberland Capital Statutory Trust II (“CCS Trust II”).
In December 2005, CS Trust I issued $13,000 of variable rate trust preferred securities, and CVBG issued $13,403 of subordinated debentures to CS Trust I in exchange for the sale of trust preferred securities, which debentures represent the sole asset of CS Trust I. The debentures pay interest quarterly at the three-month LIBOR plus 1.54% adjusted quarterly (4.36% at September 30, 2008). The Company may redeem the subordinated debentures, in whole or in part, beginning March 2011 and in certain events prior to that date, at a premium. The subordinated debentures must be redeemed no later than March 2036.
In July 2001, CCS Trust II issued $4,000 of variable rate trust preferred securities, and CVBG issued $4,124 of subordinated debentures to CCS Trust II in exchange for the proceeds of the sale of trust preferred securities, which debentures represent the sole asset of CCS Trust II. The debentures pay interest quarterly at the three-month LIBOR plus 3.58% adjusted quarterly (6.38% at September 30, 2008). As of July 2007 the Company may redeem the subordinated debentures, in whole or in part at a price of 100% of face value. The subordinated debentures must be redeemed no later than July 2031.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 7 — FAIR VALUE DISCLOSURES
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
Investment Securities Available-for-Sale
Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices of like or similar securities, if available and these securities are classified as Level 1 or Level 2. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions and are classified as Level 3.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 7 — FAIR VALUE DISCLOSURES (Continued)
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans held for sale subjected to nonrecurring fair value adjustments as Level 2.
Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan:” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
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

September 30, 2008
Total Carrying
Amount in
				Statement of	Assets/Liabilities
	Fair Value Measurement Using			Financial	Measured at Fair
Description	Level 1	Level 2	Level 3	Position	Value

Securities available for sale	$—	$292,897	$—	$292,897	$292,897
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 7 — FAIR VALUE DISCLOSURES (Continued)
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

September 30, 2008
Total Carrying
Amount in
				Statement of	Assets/Liabilities
	Fair Value Measurement Using			Financial	Measured at Fair
Description	Level 1	Level 2	Level 3	Position	Value

Loans	$—	$—	$35,536	$35,536	$35,536
(Continued)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Green Bankshares, Inc. (the “Company”) is the bank holding company for GreenBank (the “Bank”), a Tennessee-chartered commercial bank that conducts the principal business of the Company. The Company is the third largest bank holding company headquartered in Tennessee based on asset size at September 30, 2008 and at that date was also the second largest NASDAQ — listed bank holding company headquartered in Tennessee. The Bank currently maintains a main office in Greeneville, Tennessee and 65 full-service bank branches primarily in East and Middle Tennessee. In addition to its commercial banking operations, the Bank conducts separate businesses through its three wholly-owned subsidiaries: Superior Financial Services, Inc. (“Superior Financial”), a consumer finance company; GCB Acceptance Corporation (“GCB Acceptance”), an automobile lending company; and Fairway Title Co., a title company formed in 1998. The Bank also operates a wealth management office in Sumner County, Tennessee, and a mortgage banking operation in Knox County, Tennessee. All dollar amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except share and per share amounts.
On October 3, 2008 the Emergency Economic Stabilization Act was enacted into law in order to address the economic crisis which has currently frozen the credit markets. This landmark bill authorizes the Secretary of the Treasury to purchase up to $700 billion in troubled assets from financial institutions in order to provide liquidity to the market and promote financial market stability. The troubled assets included in this program are residential and commercial mortgages, securities, obligations or other instruments related to such mortgages, and any other illiquid financial instruments determined by the Secretary to be necessary, such as car and truck loans. The bill includes a variety of taxpayer protections such as executive compensation limits, measures to prevent unjust enrichment, and a warrant provision for the government to retain an equity stake in financial institutions participating in the program. The bill also includes homeownership preservation provisions such as mortgage modification measures. In addition, the bill also includes an insurance program to guarantee troubled assets of financial institutions under the program, using risk-based premiums for such guarantees to cover anticipated claims.
Since October 3, 2008, there have been additional details surfacing almost daily concerning this legislation which may, or may not, impact the Company. The extent of these changes are currently being evaluated and the impact on the Company is unknown at this time. On October 14, 2008 Treasury announced the TARP Capital Purchase Program, pursuant to which Treasury will make direct capital investments in participating financial institutions in an attempt to stimulate credit flows in the economy. Under this revised program, healthy banks are encouraged to participate. The minimum investment for a financial institution considering participating in the Capital Purchase Program is an amount equal to 1% of its risk-weighted assets and the maximum amount is the lesser of $25 billion or 3% of its risk-weighted assets. The application to participate in this Capital Purchase Program must be received by the institution’s primary banking regulator no later than November 14, 2008 and the investment is expected to be made by December 31, 2008.
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

Although the Company believes that the assumptions underlying any forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements. Factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, (1) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (2) lack of sustained growth in the economy in the markets that the Bank serves; (3) increased competition with other financial institutions in the markets that the Bank serves; (4) changes in the legislative and regulatory environment; (5) the Company’s failure to successfully implement its growth strategy; and (6) the loss of key personnel as well as those contained in the 2007 10-K in Part I, Item 1A thereof, which is incorporated herein by this reference, as well as other factors discussed throughout this document, including, without limitation the factors described under “Critical Accounting Policies and Estimates” on page 19 of this Quarterly Report on Form 10-Q, or from time to time, in the Company’s filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.
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

Overview
The Company reported net income for the three and nine month periods ended September 30, 2008 of $1,234 and $9,874, respectively compared to net income of $8,914 and $21,616 for the corresponding 2007 periods. The decline in reported earnings for the periods presented was the result of deteriorating economic conditions during 2008 which impacted the Company’s residential real estate construction and development loan portfolios. As a result, the Company’s loan loss provision was $8,620 during the third quarter of 2008 and $20,527 for the nine month period ended September 30, 2008. Non-accrual loans remained relatively constant at $40,687 at September 30, 2008 compared with $40,419 at June 30, 2008 but have increased from $32,060 at December 31, 2007 due to continued downward pressure on residential real estate values. Other Real Estate Owned (“OREO”) decreased to $12,215 at September 30, 2008 from June 30 $20,632 at June 30, 2008 but has increased compared to $4,859 at December 31, 2007. The decrease in OREO from June 30, 2008 levels reflected the Company’s efforts to aggressively reduce non-performing assets through auction sales conducted throughout the third quarter of 2008.
As previously disclosed, late in the second quarter, the Company experienced the impact of further economic weaknesses in the Nashville and Knoxville markets concentrated primarily in the residential real estate construction and development segment of the loan portfolio. This segment of the portfolio totaled approximately $187 million at June 30, 2008 and represented almost eight percent of total loans outstanding at that date. During mid-June, certain customers acknowledged liquidity concerns and as a result approximately $12 million of loans were immediately placed on non-accrual. Additionally an intensified effort was undertaken to review this segment of the portfolio for potential impairment based upon projected future cash flows of the borrowers. As a result of this intensified effort, an additional $23 million of current loans were identified and placed on non-accrual during the second quarter. In July 2008 the Company announced that it would conduct auctions to dispose of certain existing OREO related assets as well as accelerating efforts to convert non-earning assets to earning assets. During the third quarter, OREO assets disposed of resulted in proceeds received of $10,706 and losses incurred on disposition of these assets of $1,942. At September 30, 2008, of the $40.6 million of loans on non-accrual, approximately $7.0 million were less than 30 days past due with $4.1 million of the $7.0 million current.
Net interest income totaled $24,384 during the third quarter of 2008 and declined approximately 3% from the second quarter of 2008 as a result net interest margin compression reflecting local deposit pricing competition pressure coupled with the income impact of carrying a higher average level of non-earning assets during the quarter. On a year-to-date basis, despite falling market interest rates, net interest income improved by 7% over the same period a year ago primarily as a result of a higher level of earning assets resulting from an acquisition completed in May 2007.
Non-interest income totaled $8,010 for the three months ended September 30, 2008, down slightly from the second quarter of 2008 due to further contraction in mortgage related activity coupled with reduced revenues from mutual fund and annuity sales activity. On a year-to-date basis, non-interest income was $23,428 at September 30, 2008, up 20% over the same period a year ago reflecting the acquisition completed in May 2007 and the continued success of the Company’s High Yield Checking Program.
Non-interest expenses were $21,944 for the third quarter of 2008, up $1,804 from the second quarter of the year, and included $2,598 of OREO related costs during the current quarter. Non-interest expense levels for the nine months of 2008 totaled $61,645, reflecting an increase of 24% over the same period a year ago. In addition to the impact of the incremental recurring operating costs of an acquisition completed in May 2007, the Company has incurred approximately $4,183 of incremental expenses related to OREO losses and collection efforts.
Net charge-offs for the quarter totaled $9,115 compared with net charge-offs of $9,595 during the second quarter of 2008 and net charge-offs of $676 during the third quarter of 2007. On a year to date basis, net charge-offs for 2008 have totaled $19,782 versus $1,298 during the same period last year. Non-performing assets were $52,956 at September 30, 2008 compared with $61,212 at June 30, 2008 and $36,937 at year end 2007. The primary reason for the decrease in non-performing assets from June 30, 2008 was the reduction of OREO through auctions. At September 30, 2008 the Company’s non-performing loans to total loans ratio was 1.75% compared with 1.73% at June 30, 2008 and 1.36% at December 31, 2007. Non-performing assets to total assets reflected a ratio of 1.76% at September 30, 2008 compared with 2.03% at June 30, 2008 and 1.25% at December 31, 2007. The Company’s loan loss reserve to loans was 1.50% at September 30, 2008 compared with 1.51% at June 30, 2008 and 1.45% at December 31, 2007.

At September 30, 2008, the Company’s assets totaled $3,012,041, deposits were $2,276,198, loans, net of unearned income, amounted to $2,323,076 and total shareholders’ equity was $326,482. The Company’s annualized return on average shareholders’ equity for the three and nine months ended September 30, 2008 was 1.49% and 3.99%, respectively, and its annualized return on average total assets was 0.16% and 0.45%, respectively.
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
The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and the fair value of financial instruments and other accounts. Based on management’s calculation, an allowance of $34,856, or 1.50% of total loans, net of unearned income, was an adequate estimate of losses inherent in the loan portfolio as of September 30, 2008. This estimate resulted in a provision for loan losses in the income statement of $8,620 and $20,527, respectively, for the three and nine months ended September 30, 2008. If the economic conditions, loan mix and amount of future charge-offs differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.
The consolidated financial statements include certain accounting disclosures that require management to make estimates about fair values. Independent third party valuations are used for securities available for sale and securities held to maturity as well as purchase accounting adjustments resulting from acquisitions. Estimates of fair value are used in the accounting for loans held for sale, goodwill and other intangible assets. Estimates of fair values are used in disclosures regarding stock compensation, commitments, and the fair values of financial instruments. Fair values are estimated using relevant market information and other assumptions such as interest rates, credit risk, prepayments and other factors. The fair values of financial instruments are subject to change as influenced by market conditions.
Changes in Results of Operations
Net Income. Net income for the three months ended September 30, 2008 was $1,234, compared to $8,914 for the same period in 2007. This decrease of $7,680, or 86%, resulted primarily from a $7,176 increase in the provision for loan losses reflecting continued economic weaknesses in the residential real estate construction and development portfolios primarily in the Nashville and Knoxville markets during 2008. In addition, the Bank had a net loss on the sale of OREO of $1,942 that increased noninterest expense during the third quarter of 2008 related to the liquidation of OREO properties plus $657 of OREO/collection related costs.
Net interest income for the three months ended September 30, 2008 was $24,384, as compared to $27,293 for the same period in 2007. This decrease of $2,909 in net interest income resulted primarily from the contraction of the net interest margin plus the income impact of carrying a higher level of non-performing assets. During this period the net interest margin declined by 50 basis points to 3.72% at September 30, 2008 from 4.22% at September 30, 2007 reflecting the downward movement in market interest rates resulting from initiatives undertaken by the Federal Open Market Committee (“FOMC”) to reduce market interest rates. Non-interest income rose 4% from the third quarter of 2007 and totaled $8,010 for the three months ended September 30, 2008. The principal driver of this increase was the ongoing success of the Company’s High Performance Checking product. During the third quarter of 2008, the Company opened 3,564 net new checking accounts compared with 3,465 opened during the same period a year ago. Non-interest expenses increased $2,934, or 15%, to $21,944 from $19,010 for the three months ended September 30, 2008 and 2007, respectively. This change is primarily attributable to the previously mentioned net loss on sale of OREO of $1,977 and collection-related cost of $657.

Net income for the nine months ended September 30, 2008 was $9,874 compared to $21,616 for the same period in 2007. The decrease of $11,742 is principally a function of increased provision for loan losses incurred in 2008 versus 2007 and the increased recurring operating costs associated with an acquisition completed in May 2007.
Net Interest Income. The largest source of earnings for the Company is net interest income, which is the difference between interest income on earning assets and interest expense on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and rates on interest-earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. During the three months ended September 30, 2008, net interest income was $24,384, as compared to $27,293 for the same period in 2007, representing a decrease of 11%. This decrease of $2,909 in net interest income resulted primarily from the contraction of the net interest margin plus the income impact of carrying a higher level of non-performing assets.
The Company’s average balance for interest-earning assets increased 2% from $2,584,814 for the three months ended September 30, 2007 to $2,625,820 for the three months ended September 30, 2008.
The Company’s average balance for interest-bearing liabilities increased 4% from $2,345,587 for the three months ended September 30, 2007 to $2,450,824 for the three months ended September 30, 2008. The Company experienced a 13% increase in average interest-bearing deposits from $1,822,380 for the three months ended September 30, 2007 to $2,057,849 for the three months ended September 30, 2008.
The Company’s yield on loans (the largest component of interest-earning assets) decreased by 164 basis points from the third quarter of 2007 to the third quarter of 2008. Approximately one-half of the Company’s loan portfolio is set at variable rates and was impacted by the result of the FOMC’s action to lower market interest rates by 275 basis points during this period of time.

	Beginning	Increase/	Ending
FOMC Meeting Date	Rate	Decrease	Rate
March 21, 2007	5.25%	0.00%	5.25%
May 9, 2007	5.25%	0.00%	5.25%
June 28, 2007	5.25%	0.00%	5.25%
August 7, 2007	5.25%	0.00%	5.25%
September 18, 2007	5.25%	(0.50%)	4.75%
October 31, 2007	4.75%	(0.25%)	4.50%
December 11, 2007	4.50%	(0.25%)	4.25%
January 22, 2008	4.25%	(0.75%)	3.50%
January 30, 2008	3.50%	(0.50%)	3.00%
March 18, 2008	3.00%	(0.75%)	2.25%
April 30, 2008	2.25%	(0.25%)	2.00%
June 25, 2008	2.00%	0.00%	2.00%
August 6, 2008	2.00%	0.00%	2.00%
September 16, 2008	2.00%	0.00%	2.00%
The Company’s cost of interest-bearing liabilities decreased by 128 basis points from the third quarter ended September 30, 2007 to the third quarter ended September 30, 2008. The velocity of change on fixed maturity interest-bearing liabilities is slower than the immediate change on variable rate assets. The re-pricing characteristics of this portion of interest-bearing liabilities which comprise 71% of total interest-bearing liabilities will lag behind market interest rate changes especially in a rapidly changing interest rate environment.
For the nine months ended September 30, 2008, net interest income increased by $4,853, or 7%, to $73,900 from $69,047 for the same period in 2007, despite the dramatic drop in market interest rates of 325 basis points, reflecting the impact of the acquisition completed during May 2007.

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

	Three Months Ended
	September 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans(1) (2)	$2,302,465	$38,510	6.65%	$2,327,498	$48,652	8.29%
Investment securities (2)	306,616	4,154	5.39%	255,556	3,825	5.94%
Other short-term investments	16,739	87	2.07%	1,760	22	4.96%

Total interest-earning assets	$2,625,820	$42,751	6.48%	$2,584,814	$52,499	8.06%

Noninterest earning assets	373,449			321,831

Total assets	$2,999,269			$2,906,645

Interest-bearing liabilities:
Deposits:
Interest checking, savings and money market	$617,156	$2,146	1.38%	$701,472	$4,381	2.48%
Time deposits	1,440,693	12,199	3.37%	1,120,908	13,431	4.75%

Total interest-bearing deposits	$2,057,849	$14,345	2.77%	$1,822,380	$17,812	3.88%

Securities sold under repurchase agreements and short-term borrowings	74,385	262	1.40%	147,589	1,777	4.78%
Notes payable	229,928	2,525	4.37%	286,956	3,541	4.90%
Subordinated debentures (3)	88,662	1,050	4.71%	88,662	1,871	8.37%

Total interest-bearing liabilities	$2,450,824	$18,182	2.95%	$2,345,587	$25,001	4.23%

Noninterest bearing liabilities:
Demand deposits	193,566			208,093
Other liabilities	24,698			33,893

Total noninterest bearing liabilities	218,264			241,986

Total liabilities	2,669,088			2,587,573

Shareholders’ equity	330,181			319,072

Total liabilities and shareholders’ Equity	$2,999,269			$2,906,645

Net interest income		$24,569			$27,498

Interest rate spread			3.53%			3.83%

Net yield on interest-earning assets			3.72%			4.22%

[1]	2008 average loan balances exclude nonaccrual loans for the periods presented. 2007 average loan balances include nonaccrual loans for the periods presented, as they are not material.

[2]
Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

[3]
The interest expense and average interest rates paid on the Subordinated Debentures for the three month period ended September 30, 2007 should have been $1,655 and 7.41%, respectively. The impact of this timing difference on the 2007 second and third quarter results was deemed immaterial to the overall financial statements.

	Nine Months Ended
	September 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans(1) (2)	$2,332,510	$120,698	6.94%	$1,956,853	$120,292	8.22%
Investment securities (2)	266,453	11,132	5.58%	154,630	6,725	5.81%
Other short-term investments	7,254	111	2.04%	1,279	49	5.12%

Total interest-earning assets	$2,596,217	$131,941	6.79%	$2,112,762	$127,066	8.04%

Noninterest earning assets	362,035			235,905

Total assets	$2,958,252			$2,348,667

Interest-bearing liabilities:
Deposits:
Interest checking, savings and money market	$663,195	$7,726	1.56%	$645,708	$12,792	2.65%
Time deposits	1,270,940	35,931	3.78%	891,179	31,185	4.68%

Total interest-bearing deposits	$1,934,135	$43,657	3.02%	$1,536,887	$43,977	3.83%

Securities sold under repurchase agreements and short-term borrowings	128,057	2,054	2.14%	80,697	2,831	4.69%
Notes payable	262,405	8,268	4.21%	217,599	8,003	4.92%
Subordinated debentures	88,662	3,490	5.26%	51,318	2,857	7.44%

Total interest-bearing liabilities	$2,413,259	$57,469	3.18%	$1,886,501	$57,668	4.09%

Noninterest bearing liabilities:
Demand deposits	188,737			178,051
Other liabilities	25,480			30,522

Total noninterest bearing liabilities	214,217			208,573

Total liabilities	2,627,476			2,095,074

Shareholders’ equity	330,776			253,593

Total liabilities and shareholders’ Equity	$2,958,252			$2,348,667

Net interest income		$74,472			$69,398

Interest rate spread			3.61%			3.95%

Net yield on interest-earning assets			3.83%			4.39%

[1]	2008 average loan balances exclude nonaccrual loans for the periods presented. 2007 average loan balances include nonaccrual loans for the periods presented, as they are not material.

[2]
Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Provision for Loan Losses. During the three and nine month periods ended September 30, 2008, loan charge-offs were $10,374 and $22,380, respectively and recoveries of charged-off loans were $1,259 and $2,598. The Company’s provision for loan losses increased by $7,176 to $8,620 for the three months ended September 30, 2008, as compared to $1,444 for the same period in 2007 due to deterioration in the residential real estate construction and development loan portfolio of the Bank. The Company’s allowance for loan losses increased by $745 to $34,856 at September 30, 2008 from $34,111 at December 31, 2007 and the reserve to outstanding loans ratio increased 5 basis points to 1.50% between these two dates and also increased from the ratio of 1.45% at September 30, 2007. Credit quality ratios have declined since September 30, 2007, principally as a result of the rapid deterioration of the residential real estate market beginning in the fourth quarter of 2007 in the Company’s urban markets, primarily Nashville and Knoxville. Management continually evaluates the Company’s credit policies and procedures for effective risks and controls management.  The ratio of allowance for loan losses to nonperforming loans was 85.56%, 106.34% and 558.18% at September 30, 2008, December 31, 2007 and September 30, 2007, respectively, and the ratio of nonperforming assets to total assets was 1.76%, 1.25% and 0.26% at September 30, 2008, December 31, 2007 and September 30, 2007, respectively. The ratio of nonperforming loans to total loans, net of unearned interest, was 1.75%, 1.36% and 0.26% at September 30, 2008, December 31, 2007 and September 30, 2007, respectively. Within the Bank, the Company’s largest subsidiary, the ratio of nonperforming assets to total assets was 1.73%, 1.22% and 0.22% at September 30, 2008, December 31, 2007 and September 30, 2007, respectively.
The Company’s year-to-date (“YTD”) net charge-offs as a percentage of average loans increased from 0.07% for the nine months ended September 30, 2007 to 0.84% for the nine months ended September 30, 2008. Net charge-offs as a percentage of average loans were 0.57% for the year ended December 31, 2007.
Management believes that credit quality indicators will be driven by the current economic environment and the resiliency of residential real estate markets. Management continually evaluates the existing portfolio in light of loan concentrations, current general economic conditions and economic trends. Management believes these evaluations strongly suggest an economic slowdown in the Company’s markets has and will continue to occur throughout 2008 and most likely into 2009. Based on its evaluation of the allowance for loan loss calculation and review of the loan portfolio, management believes the allowance for loan losses is adequate at September 30, 2008. However, the provision for loan losses could further increase for the entire year of 2008 if the general economic conditions continue to weaken or the residential real estate markets in Nashville or Knoxville or the financial conditions of borrowers deteriorate beyond management’s current expectations.
Noninterest Income. Fee income, unrelated to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important component to the Company’s total revenue stream.
Total noninterest income for the three and nine months ended September 30, 2008 was $8,010 and $23,428 as compared to $7,688 and $19,570 for the same period in 2007. Service charges, commissions and fees remain the largest component of total noninterest income and increased from $6,418 and $16,102 for the three and nine months ended September 30, 2007 to $6,711 and $19,725, respectively, for the same period in 2008. This increase primarily reflects additional service charges and NSF fees from deposit-related products stemming primarily from the continued increased volume due to the Bank’s High Performance Checking Program introduced in the first quarter of 2005 and the acquisition completed in the second quarter of 2007. The Company believes that noninterest income will continue to improve over the remainder of 2008 with the introduction of this program in the former Cumberland Bank branches. In addition, other noninterest income increased by $29 and $235 to $1,299 and $3,703 for the three and nine months ended September 30, 2008, respectively, from $1,270 and $3,468 for the same periods in 2007.
Noninterest Expense. Control of noninterest expense is a critical aspect in enhancing income. Noninterest expense includes personnel, occupancy, and other expenses such as write-downs and net losses from sales on OREO, data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation assessment, etc. Total noninterest expense was $21,944 and $61,645 for the three and nine months ended September 30, 2008, respectively, compared to $19,010 and $49,761 for the same period in 2007. The $2,934, or 15%, increase in total noninterest expense for the three months ended September 30, 2008 compared to the same period of 2007 principally reflects increases previously mentioned on net loss on sale of OREO of $1,942 and collection-related cost of $657 during the third quarter of 2008.

Personnel costs are the largest single component of the Company’s noninterest expenses. For the three and nine months ended September 30, 2008, salaries and benefits represented $10,157, or 46%, and $29,261, or 47%, respectively, of total noninterest expense. This was an increase of $404, or 4%, and $3,578, or 14%, respectively, from the $9,753 and $25,683 for the three and nine months ended September 30, 2007. Including Bank branches and non-bank office locations the Company had 76 locations at September 30, 2008 and December 31, 2007, as compared to 77 at September 30, 2007 and 60 at December 31, 2006, and the number of full-time equivalent employees increased 2% from 773 at September 30, 2007 to 789 at September 30, 2008. The increase in personnel costs for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 are primarily the result of the acquisition completed in May 2007 and the increase in the number of de-novo branches and related staff during the third and fourth quarters of 2007.
The Company’s efficiency ratio increased from 54.34% at September 30, 2007 to 67.74% at September 30, 2008, which increase is primarily associated with the additional expense related to OREO net losses/collection cost. The efficiency ratio illustrates how much it cost the Company to generate revenue; for example, it cost the Company 67.74 cents to generate one dollar of revenue for the nine months ended September 30, 2008.
Income Taxes. The effective income tax rate for the three and nine months ended September 30, 2008 was 32.57% and 34.85%, respectively, compared to 38.64% and 38.55% for the same periods in 2007. The decrease in the effective rate for the current year is primarily attributable to the increased level of tax exempt earnings in the current year over the prior year.
Changes in Financial Condition
Total assets at September 30, 2008 were $3,012,041, an increase of $64,300, or 2%, from December 31, 2007. The increase in assets was primarily reflective of the $56,751, or 100%, increase in federal funds sold and the 57,624, or 24%, increase in securities available for sale. These increases were partially offset by the $33,300, or 1%, decrease in loans, net of unearned income.
Non-performing loans include non-accrual loans and loans 90 or more days past due. All loans that are 90 days past due are considered non-accrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Non-accrual loans that are 120 days past due without assurance of repayment are charged off against the allowance for loan losses. Nonaccrual loans and loans past due 90 days totaled $40,741 at September 30, 2008, an increase of $8,663 from December 31, 2007. At September 30, 2008, the ratio of the Company’s allowance for loan losses to non-performing loans (which include non-accrual loans) was 85.56%.
The Company maintains an investment portfolio to provide liquidity and earnings. Investments at September 30, 2008 with an amortized cost of $293,451 had a market value of $293,597. At year-end 2007, investments with an amortized cost of $234,098 had a market value of $236,553.
Liquidity and Capital Resources
Liquidity. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. During the quarter ended September 30, 2008 the Company reduced its reliance on borrowed funds as deposit levels improved and invested the excess liquidity in federal funds sold and available for sale securities. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s liquid assets include cash and due from banks, federal funds sold, investment securities and loans held for sale. Including securities pledged to collateralize municipal deposits, these assets represented 8% of the total liquidity base at September 30, 2008 and December 31, 2007, respectively. The liquidity base is generally defined to include deposits, repurchase agreements, notes payable and subordinated debentures. The Company maintains borrowing availability with the Federal Home Loan Bank of Cincinnati (“FHLB”), which was fully utilized at September 30, 2008, in order to better optimize its funding costs.  The Company also maintains federal funds lines of credit totaling $141,000 at seven correspondent banks, of which $140,587 was available at September 30, 2008. The Company believes it has sufficient liquidity to satisfy its current operating needs.
For the nine months ended September 30, 2008, operating activities of the Company provided $30,054 of cash flows. Net income of $9,874 comprised a substantial portion of the cash generated from operations. Cash flows from operating activities were also positively affected by various non-cash items, including (i) $20,527 in provision for loan losses, (ii) $5,264 of depreciation and amortization and (iii) $5,031 increase in other assets. This was offset in part by a decrease of $11,142 in accrued interest payable and other liabilities and a deferred tax benefit of $746.

The Company’s purchase of $136,985 in investment securities available for sale was the primary component of the $59,233 used in investing activities for the nine months ended September 30, 2008. In addition the Company’s net increase in loans used $13,841 in cash flows. This was offset by (i) $77,865 in proceeds from the sale and maturities of investment securities available for sale, and (ii) $19,238 in proceeds from the sale of other real estate. Purchases of fixed asset additions used $4,615 in cash flows.
The net increase in deposits of $289,405 was the primary source of cash flows provided in financing activities This was offset by the net decrease in federal funds purchased and repurchase agreements of $129,183 and net repayments of FHLB advances and notes payable of $109,701. In addition, dividends paid in the amount of $5,070 further increased the total net cash used in financing activities.
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
Shareholders’ equity on September 30, 2008 was $326,482, an increase of $4,005, or 1%, from $322,477 on December 31, 2007. The increase in shareholders’ equity primarily reflects net income for the nine months ended September 30, 2008 of $9,874 ($0.76 per share). This increase was offset by quarterly dividend payments during the nine months ended September 30, 2008 totaling $5,070 ($0.39 per share) and the cumulative change of $1,396 in unrealized losses, net of reclassification and taxes, on available for sale securities.
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
Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (“FRB”) and the Federal Deposit Insurance Corporation (the “FDIC”) require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of common equity, retained earnings, and a limited amount of qualifying perpetual preferred stock and trust preferred securities, net of goodwill and other intangible assets and accumulated other comprehensive income). These guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. At September 30, 2008, the Bank and the Company each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements. The table below sets forth the capital position of the Bank and the Company at September 30, 2008.

	Required	Required
	Minimum	to be
	Ratio	Well Capitalized	Bank	Company
Tier 1 risk-based capital	4.00%	6.00%	10.34%	10.64%
Total risk-based capital	8.00%	10.00%	11.59%	11.89%
Leverage Ratio	4.00%	5.00%	8.77%	9.03%
The FRB has issued regulations which will allow continued inclusion of outstanding and prospective issuances of trust preferred securities as Tier 1 capital subject to stricter quantitative and qualitative limits than allowed under prior regulations.  The new limits will phase in over a five-year transition period and would permit the Company’s trust preferred securities to continue to be treated as Tier 1 capital.
Off-Balance Sheet Arrangements
At September 30, 2008, the Company had outstanding unused lines of credit and standby letters of credit totaling $500,370 and unfunded loan commitments outstanding of $16,780. Because these commitments generally have fixed expiration dates and most will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or, on a short-term basis, to borrow any then available amounts from the FHLB and/or purchase Federal funds from other financial institutions. At September 30, 2008, the Company had accommodations with upstream correspondent banks for unsecured Federal funds lines of $140,587. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about the Company’s off-balance sheet commitments as of September 30, 2008, which by their terms have contractual maturity dates subsequent to September 30, 2008:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total

Commitments to make loans — fixed	$6,555	$—	$—	$—	$6,555
Commitments to make loans — variable	10,225	—	—	—	10,225
Unused lines of credit	262,039	83,578	22,473	84,259	452,349
Letters of credit	30,207	3,199	7,721	6,894	48,021

Total	$309,026	$86,777	$30,194	$91,153	$517,150

Disclosure of Contractual Obligations
In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes the Company’s significant fixed and determinable contractual obligations as of September 30, 2008:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total

Certificates of deposits	$1,312,493	$166,085	$6,102	$3,179	$1,487,859
Repurchase agreements	64,929	—	—	—	64,929
FHLB advances and notes payable	457	67,402	80,984	81,063	229,906
Subordinated debentures	—	—	—	88,662	88,662
Operating lease obligations	1,039	1,458	1,236	1,098	4,831
Deferred compensation	1,949	—	—	1,937	3,886
Purchase obligations	281	—	—	—	281

Total	$1,381,148	$234,945	$88,322	$175,939	$1,880,354

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
In December 2007, the FASB issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, Implementation Issue No. E23, “Hedging — General: Issues Involving the Application of the Shortcut Method under Paragraph 68” (“Issue E23”). Issue E23 amends SFAS No. 133 to explicitly permit use of the shortcut method for hedging relationships in which interest rate swaps have nonzero fair value at the inception of the hedging relationship, provided certain conditions are met. Issue E23 was effective for hedging relationships designated on or after January 1, 2008. The implementation of this guidance did not have a material impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 161 on its consolidated financial position and results of operations.
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other U.S. Generally Accepted Accounting Principles. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part II, Item 7A of the 2007 10-K is incorporated in this item of this Quarterly Report by this reference. There have been no material changes in the quantitative and qualitative market risks of the Company since December 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).
Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company made no unregistered sales of its equity securities or repurchases of its common stock during the quarter ended September 30, 2008.
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

Green Bankshares, Inc. Registrant

Date: November 06, 2008	By:	/s/ James E. Adams
James E. Adams
Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002