Form 10-K
period 2008-12-31
GREEN BANKSHARES, INC.
filed 2009-03-13
CIK 764402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-14289
GREEN BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1222567

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 North Main Street, Greeneville, Tennessee	37743-4992

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (423) 639-5111
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered

Common Stock — $2.00 par value	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:

None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $165 million. The market value calculation was determined using the closing sale price of the registrant’s common stock on June 30, 2008, as reported on the Nasdaq Global Select Market. For purposes of this calculation, the term “affiliate” refers to all directors, executive officers and 10% shareholders of the registrant. As of the close of business on March 12, 2009, 13,176,681 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
1. Portions of Proxy Statement for 2009 Annual Meeting of Shareholders. (Part III)

PART I
Forward-Looking Statements
The information contained herein contains forward-looking statements that involve a number of risks and uncertainties. A number of factors, including those discussed herein, could cause results to differ materially from those anticipated by such forward-looking statements which are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as “intends,” “believes,” “expects,” “may,” “will,” “should,” “seeks,” “pro forma” or “anticipates,” or the negatives thereof, or other variations thereon of comparable terminology, or by discussions of strategy or intentions. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Company, as well as assumptions relating to the foregoing. The Company’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including, but not limited to those identified in “Item 1A. Risk Factors” in this Form 10-K and (1) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (2) continued deterioration in the residential real estate market; (3) lack of sustained growth in the economy in the markets that the Bank serves; (4) increased competition with other financial institutions in the markets that the Bank serves; (5) changes in the legislative and regulatory environment; (6) the Company’s failure to successfully implement its growth strategy; and (7) the loss of key personnel. All forward-looking statements herein are based on information available to us as of the date this Annual Report on Form 10-K was filed with the Securities and Exchange Commission (“SEC”).
ITEM 1. BUSINESS.
Presentation of Amounts
All dollar amounts set forth below, other than per-share amounts, are in thousands unless otherwise noted. Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “the Company” or “Green Bancshares” as used herein refer to Green Bankshares, Inc. and its subsidiaries, including GreenBank, which we sometimes refer to as “GreenBank,” “the Bank” or “our Bank”.
Green Bankshares, Inc
We are the third-largest bank holding company headquartered in Tennessee, with $2.9 billion in assets as of December 31, 2008. Incorporated in 1985, Green Bankshares (the “Company”) is the parent of GreenBank (the “Bank”) and owns 100% of the capital stock of the Bank. The primary business of the Company is operating the Bank.
As a bank holding company, we are subject to regulation by the Board of Governors of the Federal Reserve System, or the Federal Reserve Board (the “FRB”). We are required to file reports with the FRB and are subject to regular examinations by that agency. Shares of our common stock are traded on the NASDAQ Global Select Market under the trading symbol “GRNB.”
On December 23, 2008, we entered into a Letter Agreement and a Securities Purchase Agreement - Standard Terms with the U.S. Department of Treasury (“U.S. Treasury”), pursuant to which we agreed to issue and sell, and the Treasury agreed to purchase, (i) 72,278 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (ii) a ten year warrant to purchase up to 635,504 shares of our common stock, $2.00 par value, at an initial exercise price of $17.06 per share. The warrant was immediately exercisable upon its issuance and will expire on December 23, 2018.

At December 31, 2008, the Company maintained a main office in Greeneville, Tennessee and 64 full-service bank branches (of which eleven are in leased operating premises), a location for mortgage banking and nine separate locations operated by the Bank’s subsidiaries.
The Company’s assets consist primarily of its investment in the Bank and liquid investments. Its primary activities are conducted through the Bank. At December 31, 2008, the Company’s consolidated total assets were $2,944,671, its consolidated net loans were $2,223,390, its total deposits were $2,184,147 and its total shareholders’ equity was $381,231.
The Company’s net income is dependent primarily on its net interest income, which is the difference between the interest income earned on its loans and other interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. Also favorably influencing the Company’s net income is its noninterest income, derived principally from service charges and fees. Offsetting these positive factors contributing to net income are the levels of the Company’s loan loss provision expense and other non-interest expenses such as salaries and employee benefits.
Lending Activities:
General: The Bank’s lending activities reflect its community banking philosophy, emphasizing secured loans to individuals and businesses in its primary market areas.
Consumer Lending: The Bank makes consumer loans for personal, family or household purposes, such as home purchases, debt consolidation, financing of home improvements, automobiles, vacations and education.
The Bank’s consumer lending origination activity primarily consists of home equity real estate secured lending. It also includes originating loans secured by personal property and to a limited extent, unsecured personal loans. Consumer loans may be made on a revolving line of credit or fixed-term basis.
Commercial Real Estate Lending: Commercial real estate loans are loans originated by the Bank that are secured by commercial real estate and includes commercial real estate construction loans to developers, mainly to borrowers based in its primary markets.
Commercial Business Lending: Commercial business loans are loans originated by the Bank that are generally secured by various types of business assets including inventory, receivables, equipment, financial instruments and commercial real estate. In limited cases, loans may be made on an unsecured basis. Commercial business loans are used for a variety of purposes including working capital and financing the purchase of equipment.
The Bank concentrates on originating commercial business loans to middle-market companies with borrowing requirements of less than $25 million. Substantially all of the Bank’s commercial business loans outstanding at December 31, 2008, were to borrowers based in its primary markets.
Investment Activities:
The Bank has authority to invest in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies and U.S. Government sponsored enterprises, deposits of insured banks and federal funds. The Bank’s investments do not include commercial paper, asset-backed commercial paper, asset-backed securities secured by credit cards or car loans or preferred stock of Fannie Mae or Freddie Mac. The Bank also does not participate in structured investment vehicles. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the returns on loans and leases. The Bank must also meet reserve requirements of the Federal Reserve Board, which are imposed based on amounts on deposit in various deposit categories.
Sources of Funds:
Deposits: Deposits are the primary source of the Bank’s funds for use in lending and for other general business purposes. Deposit inflows and outflows are significantly influenced by economic and competitive conditions, interest rates, money market conditions and other factors. Consumer, small business and commercial deposits are attracted principally from within the Bank’s primary market areas through the offering of a broad selection of deposit instruments including consumer, small business and commercial demand deposit accounts, interest-bearing checking accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans.

The Bank’s marketing strategy emphasizes attracting core deposits held in checking, savings, money- market and certificate of deposit accounts. These accounts are a source of low-interest cost funds and in some cases, provide significant fee income. The composition of the Bank’s deposits has a significant impact on the overall cost of funds. At December 31, 2008, interest-bearing deposits comprised 92% of total deposits, as compared with 90% at December 31, 2007.
Borrowings: Borrowings may be used to compensate for reductions in deposit inflows or net deposit outflows, or to support expanded lending activities. These borrowings include Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, federal funds and other borrowings.
The Bank, as a member of the FHLB system, is required to own a minimum level of FHLB stock and is authorized to apply for advances on the security of such stock, mortgage-backed securities, loans secured by real estate and other assets (principally securities which are obligations of, or guaranteed by, the United States Government), provided certain standards related to creditworthiness have been met. FHLB advances are made pursuant to several different credit programs. Each credit program has its own interest rates and range of maturities. The FHLB prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the size of advances. In addition to the program limitations, the amounts of advances for which an institution may be eligible are generally based on the FHLB’s assessment of the institution’s creditworthiness.
As an additional source of funds, the Bank may sell securities subject to its obligation to repurchase these securities (repurchase agreements) with major customers utilizing government securities or mortgage-backed securities as collateral. Generally, securities with a value in excess of the amount borrowed are required to be maintained as collateral to a repurchase agreement.
Information concerning the Bank’s FHLB advances, repurchase agreements, subordinated notes, junior subordinated notes (trust preferred) and other borrowings is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources “ and in Note 8 of Notes to Consolidated Financial Statements.
We are significantly affected by prevailing economic conditions, competition and the monetary, fiscal and regulatory policies of governmental agencies. Lending activities are influenced by the general credit needs of individuals and small and medium-sized businesses in the Company’s market areas, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily the rates paid on competing funding alternatives, account maturities and the levels of personal income and savings in the Company’s market areas.
Our principal executive offices are located at 100 North Main Street, Greenville, Tennessee 37743-4992 and our telephone number at these offices is (423) 639-5111. Our internet address is www.greenbankusa.com. Please note that our website is provided as an inactive textual reference and the information on our website is not incorporated by reference.
GreenBank and its Subsidiaries
Our Bank is a Tennessee-chartered commercial bank established in 1890 which has its principal executive offices in Greeneville, Tennessee. The principal business of the Bank consists of attracting deposits from the general public and investing those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial and residential real estate loans, commercial loans and installment consumer loans. At December 31, 2008, the Bank had 63 Tennessee based full-service banking offices located in Greene, Blount, Cocke, Hamblen, Hawkins, Knox, Loudon, McMinn, Monroe, Sullivan, and Washington Counties in East Tennessee and in Davidson, Lawrence, Macon, Montgomery, Rutherford, Smith, Sumner and Williamson Counties in Middle Tennessee. The Bank also operates two other full service branches-one located in nearby Madison County, North Carolina and the other in nearby Bristol, Virginia. Further, the Bank operates a mortgage banking operation in Knox County, Tennessee.

Our Bank also offers other financial services through three wholly-owned subsidiaries. Through Superior Financial Services, Inc. (“Superior Financial”), the Bank operates eight consumer finance company offices located in Greene, Blount, Hamblen, Washington, Sullivan, Sevier, Knox and Bradley Counties, Tennessee. Through GCB Acceptance Corporation (“GCB Acceptance”), the Bank operates a sub-prime automobile lending company with a sole office in Johnson City, Tennessee. Through Fairway Title Co., the Bank operates a title company headquartered in Knox County, Tennessee. At December 31, 2008, these three subsidiaries had total combined assets of $39,846 and total combined loans, net of unearned interest and loan loss reserve, of $37,305.
Deposits of our Bank are insured by the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (“FDIC”). Our bank is subject to comprehensive regulation, examination and supervision by the Tennessee Department of Financial Institutions, the Board of Governors of the Federal Reserve System and the FDIC.
On October 7, 2005, our Company purchased five bank branches in Montgomery County, Tennessee. This purchase also added to the Bank’s presence in Middle Tennessee.
On May 18, 2007, our Company completed its acquisition of Franklin, Tennessee-based Civitas BankGroup, Inc. (“CVBG”). Our Company was the surviving corporation of the merger with CVBG. CVBG was the bank holding company for Cumberland Bank which had 12 offices in the Nashville Metropolitan Statistical Area (“MSA”). Cumberland Bank was subsequently merged into our Bank, with our Bank as the surviving entity. The aggregate purchase price was $164,268, including $45,793 in cash and 3,091,495 shares of the Company’s common stock.
Growth and Business Strategy
The Company expects that over the short term, given the current economic environment, there will be little to no growth until this recessionary environment stabilizes and the economy begins to improve. Over the intermediate term, its growth from mergers and acquisitions, including acquisitions of both entire financial institutions and selected branches of financial institutions, is expected to continue. De novo branching is also expected to be a method of growth, particularly in high-growth and other demographically-desirable markets.
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
In addition to the Company’s business model, which is summarized in the paragraphs above entitled “Green Bankshares, Inc.” and “GreenBank and its Subsidiaries”, the Company is continuously investigating and analyzing other lines and areas of business. Conversely, the Company frequently evaluates and analyzes the profitability, risk factors and viability of its various business lines and segments and, depending upon the results of these evaluations and analyses, may conclude to exit certain segments and/or business lines. Further, in conjunction with these ongoing evaluations and analyses, the Company may decide to sell, merge or close certain branch facilities.

Lending Activities
General. The loan portfolio of the Company is comprised of commercial real estate, residential real estate, commercial and consumer loans. Such loans are primarily originated within the Company’s market areas of East and Middle Tennessee and are generally secured by residential or commercial real estate or business or personal property located in its market footprint.
Loan Composition. The following table sets forth the composition of the Company’s loans at December 31 for each of the periods indicated:

	2008	2007	2006	2005	2004

Commercial real estate	$1,430,225	$1,549,457	$921,190	$729,254	$484,088
Residential real estate	397,922	398,779	281,629	319,797	319,713
Commercial	315,099	320,264	258,998	245,285	165,975
Consumer	89,733	97,635	87,111	90,682	82,532
Other	4,656	3,871	2,203	3,476	4,989
Unearned interest	(14,245)	(13,630)	(11,502)	(9,852)	(10,430)

Loans, net of unearned interest	$2,223,390	$2,356,376	$1,539,629	$1,378,642	$1,046,867

Allowance for loan losses	$(48,811)	$(34,111)	$(22,302)	$(19,739)	$(15,721)

Loan Maturities. The following table reflects at December 31, 2008 the dollar amount of loans maturing based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity are reported as due in one year or less.

	Due in One	Due After One Year	Due After
	Year or Less	Through Five Years	Five Years	Total

Commercial real estate	$756,134	$624,142	$49,949	$1,430,225
Residential real estate (1)	63,299	107,994	220,703	391,996
Commercial	197,727	106,019	11,353	315,099
Consumer (1)	23,691	54,214	3,509	81,414
Other	4,303	253	100	4,656

Total	$1,045,154	$892,622	$285,614	$2,223,390

(1)	Net of unearned interest.
The following table sets forth the dollar amount of the loans maturing subsequent to the year ending December 31, 2009 distinguished between those with predetermined interest rates and those with floating, or variable, interest rates.

	Fixed Rate	Variable Rate	Total

Commercial real estate	$482,450	$191,641	$674,091
Residential real estate	154,260	174,437	328,697
Commercial	79,149	38,223	117,372
Consumer	57,042	681	57,723
Other	256	97	353

Total	$773,157	$405,079	$1,178,236

Commercial Real Estate Loans. The Company originates commercial loans, including residential real estate construction and development loans, generally to existing business customers, secured by real estate located in the Company’s market area. At December 31, 2008, commercial real estate loans totaled $1,430,225, or 64%, of the Company’s net loan portfolio. Commercial real estate loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary source of repayment, financial strength of any guarantor, strength of the tenant (if any), liquidity, leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. Generally, the Company will loan up to 80-85% of the value of improved property, 65% of the value of raw land and 75% of the value of land to be acquired and developed. A first lien on the property and assignment of lease is required if the collateral is rental property, with second lien positions considered on a case-by-case basis.

Residential Real Estate. The Company also originates one-to-four family, owner-occupied residential mortgage loans secured by property located in the Company’s primary market areas. The majority of the Company’s residential mortgage loans consists of loans secured by owner-occupied, single-family residences. At December 31, 2008, the Company had $397,922, or 18%, of its net loan portfolio in residential real estate loans. Residential real estate loans generally have a loan-to-value ratio of 85% or less. These loans are underwritten by giving consideration to the ability to pay, stability of employment, source of income, credit history and loan-to- value ratio. Home equity loans make up approximately 36% of residential real estate loans. Home equity loans may have higher loan-to-value ratios when the borrower’s repayment capacity and credit history conform to underwriting standards. Superior Financial extends sub-prime mortgages to borrowers who generally have a higher risk of default than mortgages extended by the Bank. Sub-prime mortgages totaled $15,988, or 4%, of the Company’s residential real estate loans at December 31, 2008.
The Company sells most of its one-to-four family mortgage loans in the secondary market to Freddie Mac and other mortgage investors through the Bank’s mortgage banking operation. Sales of such loans to Freddie Mac and other mortgage investors totaled $51,962 and $84,282 during 2008 and 2007, respectively, and the related mortgage servicing rights were sold together with the loans.
Commercial Loans. Commercial loans are made for a variety of business purposes, including working capital, inventory and equipment and capital expansion. At December 31, 2008, commercial loans outstanding totaled $315,099, or 14%, of the Company’s net loan portfolio. Such loans are usually amortized over one to seven years and generally mature within five years. Commercial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, financial strength of any guarantor, liquidity, leverage, management experience, ownership structure, economic conditions and industry-specific trends and collateral. The loan to value ratio depends on the type of collateral. Generally speaking, accounts receivable are financed between 70% and 80% of accounts receivable less than 90 days past due. If other collateral is taken to support the loan, the loan to value of accounts receivable may approach 85%. Inventory financing will range between 50% and 60% depending on the borrower and nature of the inventory. The Company requires a first lien position for such loans. These types of loans are generally considered to be a higher credit risk than other loans originated by the Company.
Consumer Loans. At December 31, 2008, the Company’s consumer loan portfolio totaled $89,733, or 4%, of the Company’s total net loan portfolio. The Company’s consumer loan portfolio is composed of secured and unsecured loans originated by the Bank, Superior Financial and GCB Acceptance. The consumer loans of the Bank have a higher risk of default than other loans originated by the Bank. Further, consumer loans originated by Superior Financial and GCB Acceptance, which are finance companies rather than banks, generally have a greater risk of default than such loans originated by commercial banks and, accordingly, carry a higher interest rate. Superior Financial and GCB Acceptance consumer loans totaled approximately $38,801, or 43%, of the Company’s installment consumer loans at December 31, 2008. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.
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

	At December 31,
	2008	2007	2006	2005	2004

Loans accounted for on a non-accrual basis	$30,926	$32,060	$3,479	$5,915	$6,242
Accruing loans which are contractually past due 90 days or more as to interest or principal payments	509	18	28	809	664

Total non-performing loans	31,435	32,078	3,507	6,724	6,906
Real estate owned:
Foreclosures	44,964	4,401	1,445	2,920	1,353
Other real estate held and repossessed assets	407	458	243	823	213

Total non-performing assets	$76,806	$36,937	$5,195	$10,467	$8,472

Total non-performing assets increased by $39,869 from December 31, 2007 to December 31, 2008. This increase was principally a function of the rapid deterioration in the Company’s residential real estate construction and development portfolio that began in the fourth quarter of 2007 and escalated throughout 2008 in the Company’s urban markets, primarily Nashville and Knoxville, and the aggressive action taken to identify and appropriately classify these assets. The Company’s continuing efforts to resolve nonperforming loans include foreclosures, which result in the Company’s ownership of the real estate underlying the mortgage. If nonaccrual loans at December 31, 2008 had been current according to their original terms and had been outstanding throughout 2008, or since origination if originated during the year, interest income on these loans would have been approximately $2,754. Interest actually recognized on these loans during 2008 was $2,134.
Foreclosed real estate increased $40,563 to $44,964 at December 31, 2008 from $4,401 at December 31, 2007. The real estate consists of 89 properties, of which 50 are single family residential properties with a carrying value of $6,680, four are development residential properties with a carrying value of $21,778, seven are multi-acre vacant land with carrying value of $710, 23 are vacant residential lots with a carrying value of $10,850, four are commercial buildings with a carrying value of $977 and one is a multi-famliy unit with a carrying value of $3,969. Management has recorded these properties at fair value less estimated selling costs. Other repossessed assets decreased $51 to $407 at December 31, 2008 from $458 at December 31, 2007. The decrease is due primarily to the disposition of repossessed automobiles at one of the Company’s subsidiaries.
Total impaired loans, defined under Statement of Accounting Standards (“SFAS”) No. 114 “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15“as loans which, based upon current information and events, it is considered probable that the Company will be unable to collect all amounts of contractual interest and principal as scheduled in the loan agreement, increased by $10,948 from $36,267 at December 31, 2007 to $47,215 at December 31, 2008. Under SFAS No. 114, the impairment is probable if the future events indicate that the Bank will not collect principal and interest in accordance with contractural terms. Impaired loans may, or may not, be included in non-performing loans. This increase is primarily attributable to the rapid deterioration during the fourth quarter of 2007 and escalating deterioration throughout 2008 in residential real estate construction loans located in its urban markets.
At December 31, 2008, the Company had approximately $15,576 in loans that are not currently classified as nonaccrual or 90 days past due or otherwise restructured but which known information about possible credit problems of borrowers caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms. Such loans were considered classified by the Company and were composed primarily of various commercial, commercial real estate and consumer loans. The Company believes that these loans are adequately secured and management currently does not expect any material loss.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level which management believes is adequate to absorb all probable losses on loans then present in the loan portfolio. The amount of the allowance is affected by: (1) loan charge-offs, which decrease the allowance; (2) recoveries on loans previously charged-off, which increase the allowance; and (3) the provision for possible loan losses charged against income, which increases the allowance. In determining the provision for possible loan losses, it is necessary for management to monitor fluctuations in the allowance resulting from actual charge-offs and recoveries, and to periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions in an effort to evaluate portfolio risks. If actual losses exceed the amount of the allowance for loan losses, earnings of the Company could be adversely affected. The amount of the provision is based on management’s judgment of those risks. During the year ended December 31, 2008, the Company’s provision for loan losses increased by $38,327 to $52,810 from $14,483 for the year ended December 31, 2007, while the allowance for loan losses increased by $14,700 to $48,811 at December 31, 2008 from $34,111 at December 31, 2007. The increase in the provision for loan losses was attributable primarily to weakened economic conditions experienced in the Company’s urban markets, principally in the Nashville and Knoxville markets, beginning in the fourth quarter of 2007 and escalating throughout 2008 accompanied by deteriorating credit quality associated primarily with residential real estate construction and development loans in those markets.
The increase in the allowance for loan losses was attributable primarily to weakened economic conditions experienced in the Company’s urban markets, principally the Nashville and Knoxville markets, beginning in the fourth quarter of 2007 and escalating throughout 2008, accompanied by deteriorating credit quality associated primarily with residential real estate construction and development loans in these markets. After recognizing net charge-offs of $38,110 for the year, the Company reviewed loan concentrations in the residential real estate construction category along with continued economic weaknesses in its urban markets and provided an additional $14,700 to cover estimated losses inherent in the portfolio. The allowance for loan losses as a percentage of total loans was 2.20% at the end of 2008 versus 1.45% at December 31, 2007. The loan loss reserves reflected the higher level of non-performing banking assets, and losses inherent in this segment of the Company’s business, as noted in Note 17 of Notes to Consolidated Financial Statements. Although Management believes that the allowance for loan losses is adequate to cover estimated losses inherent in the portfolio, there can be no assurances that additional reserves may not be required in the future.

The following is a summary of activity in the allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2008	2007	2006	2005	2004

Balance at beginning of year	$34,111	$22,302	$19,739	$15,721	$14,564
Reserve acquired in acquisition	—	9,022	—	1,467	363

Subtotal	34,111	31,324	19,739	17,188	14,927
Charge-offs:
Commercial real estate	(28,759)	(7,516)	(494)	(189)	(1,044)
Commercial	(6,177)	(2,065)	(879)	(1,500)	(1,538)

Subtotal	(34,936)	(9,581)	(1,373)	(1,689)	(2,582)

Residential real estate	(2,275)	(840)	(947)	(622)	(424)
Consumer	(4,058)	(3,050)	(2,009)	(3,250)	(3,962)
Other	—	—	(28)	(22)	(12)

Total charge-offs	(41,269)	(13,471)	(4,357)	(5,583)	(6,980)

Recoveries:
Commercial real estate	1,691	289	17	180	66
Commercial	221	227	171	160	304

Subtotal	1,912	516	188	340	370

Residential real estate	138	213	284	166	63
Consumer	1,106	1,038	936	1,246	1,504
Other	3	8	5	17	1

Total recoveries	3,159	1,775	1,413	1,769	1,938

Net charge-offs	(38,110)	(11,696)	(2,944)	(3,814)	(5,042)

Provision for loan losses	52,810	14,483	5,507	6,365	5,836

Balance at end of year	$48,811	$34,111	$22,302	$19,739	$15,721

Ratio of net charge-offs to average loans outstanding, net of unearned discount, during the period	1.63%	.57%	.20%	.32%	0.51%

Ratio of allowance for loan losses to non-performing loans	155.28%	106.34%	635.93%	293.56%	227.64%

Ratio of allowance for loan losses to total loans, net of unearned income	2.20%	1.45%	1.45%	1.43%	1.50%

Breakdown of allowance for loan losses by category. The following table presents an allocation among the listed loan categories of the Company’s allowance for loan losses at the dates indicated and the percentage of loans in each category to the total amount of loans at the respective year-ends:

	At December 31,
	2008		2007		2006		2005		2004
		Percent of		Percent of		Percent of		Percent of		Percent of
		loans in		loans in		loans in		loans in		loans in
		each		each		each		each		each
		category		category		category		category		category
		to total		to total		to total		to total		to total
	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans

Balance at end of period applicable to:

Commercial real estate	$35,714	64.33%	$20,489	65.38%	$10,619	59.38%	$8,889	52.90%	$5,939	46.25%
Residential real estate	3,669	17.63%	2,395	16.83%	1,639	18.16%	2,035	22.92%	1,922	30.11%
Commercial	6,479	14.17%	7,575	13.51%	6,645	16.70%	4,797	17.79%	3,666	15.85%
Consumer	2,927	3.66%	3,635	4.12%	3,384	5.62%	3,960	6.14%	3,856	7.31%
Other	22	0.21%	17	0.16%	15	0.14%	58	0.25%	338	0.48%

Totals	$48,811	100.00%	$34,111	100.00%	$22,302	100.00%	$19,739	100.00%	$15,721	100.00%

Investment Activities
General. The Company maintains a portfolio of investments to cover minimum pledging requirements for municipal deposits and borrowings.
Securities by Category. The following table sets forth the carrying value of the securities, by major categories, held by the Company at December 31, 2008, 2007 and 2006:

	At December 31,
	2008	2007	2006

Securities Held to Maturity:
Obligations of state and political subdivisions	$404	$1,049	$1,794
Corporate Securities	253	254	751

Total	$657	$1,303	$2,545

Securities Available for Sale:
U.S. Government, corporations and agencies	$169,265	$197,908	$33,814
Obligations of state and political subdivisions	31,804	34,388	1,702
Trust Preferred Securities	2,493	2,977	2,224

Total	$203,562	$235,273	$37,740

Maturity Distributions of Securities. The following table sets forth the distributions of maturities of securities at amortized cost as of December 31, 2008:

		Due After One	Due After Five
	Due in One	Year Through	Years Through	Due
	Year or Less	Five Years	10 Years	After 10 Years	Total

U.S. Government agency obligations — available for sale	$—	$930	$43,763	$124,365	$169,058
Obligations of state and political subdivisions — available for sale	155	2,623	17,760	12,103	32,641
Obligations of state and political subdivisions — held to maturity	—	404	—	—	404
Other securities — available for sale	—	—	—	2,954	2,954
Other securities — held to maturity	—	253	—	—	253

Subtotal	$155	$4,210	$61,523	$139,422	$205,310

Market value adjustment on available for sale securities	1	25	217	(1,335)	(1,092)

Total	$156	$4,235	$61,740	$138,087	$204,218

Weighted average yield (a)	5.43%	6.60%	5.81%	5.56%	5.66%

(a)	Weighted average yields on tax-exempt obligations have been computed on a fully taxable-equivalent basis using a tax rate of 35%.
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
The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated:

	Year Ended December 31,
	2008		2007		2006
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid

Types of deposits (all in domestic offices):
Noninterest bearing demand deposits	$187,058	—	$184,529	—	$147,947	—
Interest-bearing demand deposits	577,024	1.57%	581,340	2.78%	420,041	2.38%
Savings deposits	68,612	.77%	73,355	.75%	72,978	.70%
Time deposits	1,317,362	3.68%	951,455	4.70%	641,672	3.98%

Total deposits	$2,150,056		$1,790,679		$1,282,638

The following table indicates the amount of the Company’s certificates of deposit of $100 or more by time remaining until maturity as of December 31, 2008:

Certificates of
Maturity Period	Deposits

Three months or less	$363,137
Over three through six months.	154,442
Over six through twelve months	165,903
Over twelve months	83,758

Total	$767,240

Competition
To compete effectively, the Company relies substantially on local commercial activity; personal contacts by its directors, officers, other employees and shareholders; personalized services; and its reputation in the communities it serves.
According to data as of June 30, 2008 published by SNL Financial LC and using information from the FDIC, the Bank ranked as the largest independent commercial bank headquartered in East Tennessee, and its major market areas include Greene, Blount, Davidson, Hamblen, Hawkins, Knox, Lawrence, Loudon, Macon, McMinn, Montgomery, Rutherford, Smith, Sullivan, Sumner, Washington and Williamson Counties, Tennessee and portions of Cocke, Monroe and Jefferson Counties, Tennessee. In Greene County, in which the Company enjoyed its largest deposit share as of June 30, 2008, there were seven commercial banks and one savings bank, operating 26 branches and holding an aggregate of approximately $1.3 billion in deposits as of June 30, 2008. The following table sets forth the Bank’s deposit share, excluding credit unions, in each county in which it has a full-service branch(s) as of June 30, 2008, according to data published by the FDIC:

County	Deposit Share
Greene, TN	49.53%
Hawkins, TN	18.66%
Lawrence, TN	14.81%
Smith, TN	12.08%
Sumner, TN	12.04%
Blount, TN	9.94%
Montgomery, TN	8.74%
Macon, TN	8.64%
Hamblen, TN	8.33%
Cocke, TN	8.10%
Washington, TN	5.45%
Madison, NC	5.32%
McMinn, TN	5.23%
Loudon, TN	4.44%
Williamson, TN	3.84%
Bristol, VA1	3.63%
Rutherford, TN	2.55%
Sullivan, TN	2.17%
Monroe, TN	1.28%
Davidson, TN	0.64%
Knox, TN	0.50%

[1]	Bristol, VA is deemed a city.
Employees
As of December 31, 2008 the Company employed 737 full-time equivalent employees. None of the Company’s employees are presently represented by a union or covered under a collective bargaining agreement. Management considers relations with employees to be good.

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
The Company is a legal entity separate and distinct from the Bank. Over time, the principal source of the Company’s cash flow, including cash flow to pay dividends to its holders of trust preferred securities, holders of the Series A preferred stock the Company issued to the U.S. Treasury in connection with the Capital Purchase Program (“CPP”) and to the Company’s common stock shareholders, will be dividends that the Bank pays to the Company as its sole shareholder. Under Tennessee law, the Company is not permitted to pay dividends if, after giving effect to such payment, the Company would not be able to pay its debts as they become due in the normal course of business or the Company’s total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if the Company were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, the Company’s board of directors must consider the Company’s current and prospective capital, liquidity, and other needs.
In addition to the limitations on the Company’s ability to pay dividends under Tennessee law, the Company’s ability to pay dividends on its common stock is also limited by the Company’s participation in the CPP and by certain statutory or regulatory limitations. Prior to December 23, 2011, unless the Company has redeemed the Series A preferred stock issued to the U.S. Treasury in the CPP or the U.S. Treasury has transferred the Series A preferred stock to a third party, the consent of the U.S. Treasury must be received before the Company can declare or pay any dividend or make any distribution on the Company’s common stock in excess of $0.13 per quarter. Furthermore, if the Company is not current in the payment of quarterly dividends on the Series A preferred stock, it can not pay dividends on its common stock.

Statutory and regulatory limitations also apply to the Bank’s payment of dividends to the Company. Under Tennessee law, the Bank can only pay dividends to the Company in an amount equal to or less than the total or less than the total amount of its net income for that year combined with retained net income for the preceding two years. Payment of dividends in excess of this amount requires the consent of the Commissioner of the Tennessee Department of Financial Institutions.
The payment of dividends by the Bank and the Company may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.
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

Federal Deposit Insurance. The deposits of the Bank are insured by the FDIC to the maximum extent provided by law, and the Bank is subject to FDIC deposit insurance assessments. The FDIC has adopted a risk- based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to the Federal deposit insurance program. These changes included merging the Bank Insurance Fund and the Savings Association Insurance Fund, increasing retirement account coverage to $250,000 and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with authority to set the fund’s reserve ratio within a specified range, and requiring dividends to banks if the reserve ratio exceeds certain levels. The new statute grants banks an assessment credit based on their share of the assessment base on December 31, 1996, and the amount of the credit can be used to reduce assessments in any year subject to certain limitations.
The Emergency Economic Stabilization Act of 2008 (“EESA”) provides for a temporary increase in the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This legislation provides that the basic deposit insurance limit will return to $100,000 on December 31, 2009. In addition, on October 14, 2008, the FDIC instituted a Temporary Liquidity Guarantee Program that provided for FDIC guarantees of unsecured debt of depository institutions and certain holding companies and for temporary unlimited FDIC coverage of non-interest bearing deposit transaction accounts. Institutions were automatically covered, without cost, under these programs for 30 days (later extended until December 5, 2008); however, after the specified deadline (December 5, 2008), institutions were required to opt-out of these programs if they did not wish to participate and incur fees thereunder. The Company has elected to participate in the transaction account guarantee program, which expires on December 31, 2009. Under the transaction account guarantee program, an institution can provide full coverage on non-interest bearing transaction accounts for an annual assessment of 10 basis points of any deposit amounts exceeding the $250,000 deposit insurance limit, in addition to the normal risk-based assessment.
Safety and Soundness Standards. The FDICIA required the federal bank regulatory agencies to prescribe, by regulation, non-capital safety and soundness standards for all insured depository institutions and depository institution holding companies. The FDIC and the other federal banking agencies have adopted guidelines prescribing safety and soundness standards pursuant to FDICIA. The safety and soundness guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. Among other things, the guidelines require banks to maintain appropriate systems and practices to identify and manage risks and exposures identified in the guidelines.
Participation in the Capital Purchase Program of the Troubled Asset Relief Program. On October 3, 2008, the EESA became law. Under the Troubled Asset Relief Program (“TARP”) authorized by EESA, the U.S. Department of the Treasury established a CPP providing for the purchase of senior preferred shares of qualifying U.S. controlled banks, savings associations and certain bank and savings and loan holding companies. On December 23, 2008, the Company sold 72,278 shares of Series A preferred stock and warrants to acquire 635,504 shares of common stock to the U.S. Treasury pursuant to the CPP for aggregate consideration of $83 million. As a result of the Company’s participation in the CPP, the Company has agreed to certain limitations on executive compensation. For as long as the U.S. Treasury owns any debt or equity securities of the Company issued in connection with the TARP capital purchase program, the Company will be required to take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply in all respects with Section 111(b) of the Emergency Economic Stabilization Act of 2008, and the regulations issued and in effect thereunder as of the closing date of the sale of the preferred shares to the United States Treasury. This means that, among other things, while the U.S. Treasury owns debt or equity securities issued by the Company in connection with the TARP capital purchase program, the Company must:
•	Ensure that the incentive compensation programs for its senior executive officers do not encourage unnecessary and excessive risks that threaten the value of the Company;
•
Implement a required clawback of any bonus or incentive compensation paid to the Company’s senior executive officers based on statements of earnings, gains, or other criteria that are later proven to be materially inaccurate;

•	Not make any “golden parachute payment” (as defined in the Internal Revenue Code) to any of the Company’s senior executive officers; and
•	Agree not to deduct for tax purposes executive compensation in excess of $500,000 in any one fiscal year for each of the Company’s senior executive officers.

On February 17, 2009 President Obama signed into law The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Company, that are in addition to those previously announced by the U.S. Treasury, until the institution has repaid the U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.
As of March 13, 2009, it is unclear how these executive compensation standards imposed under ARRA will relate to the similar standards announced by the U.S. Treasury in its guidelines on February 4, 2009, or whether the standards will be considered effective immediately or only after implementing regulations are issued by the U.S. Treasury. The new standards include (but are not limited to) (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TARP period and which do not exceed one-third of an employee’s total annual compensation, (ii) prohibitions on any payments to senior executives (other than payments for services performed or benefits accrued) for departure for any reason from a company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibition on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP recipients if found by the Treasury to be inconsistent with the purposes of TARP or otherwise contrary to public interest, (vi) required establishment of a company-wide policy regarding “excessive or luxury expenditures,” and (vii) inclusion in a participant’s proxy statements for annual shareholder meetings of a nonbinding “Say on Pay” shareholder vote on the compensation of executives. The Company is reviewing these legislative and regulatory matters to determine what impact, if any, they will have on the Company’s executive compensation program for 2009 and beyond.
Capital Requirements. The FRB has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies, and the FDIC has established similar guidelines for state-chartered banks, such as the Bank, that are not members of the FRB. The regulations of the FRB and FDIC impose two sets of capital adequacy requirements: minimum leverage rules, which require the maintenance of a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At December 31, 2008, the Company and the Bank exceeded the minimum required regulatory capital requirements necessary to be well capitalized. See Note 12 of Notes to Consolidated Financial Statements.
The FDIC has issued final regulations that classify insured depository institutions by capital levels and require the appropriate federal banking regulator to take prompt action to resolve the problems of any insured institution that fails to satisfy the capital standards. Under such regulations, a “well-capitalized” bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. As of December 31, 2008, the Bank was “well-capitalized” as defined by the regulations. See Note 12 of Notes to Consolidated Financial Statements for further information.
Legislative, Legal and Regulatory Developments: The banking industry is generally subject to extensive regulatory oversight. The Company, as a publicly held bank holding company, and the Bank, as a state-chartered bank with deposits insured by the FDIC, are subject to a number of laws and regulations. Many of these laws and regulations have undergone significant change in recent years. These laws and regulations impose restrictions on activities, minimum capital requirements, lending and deposit restrictions and numerous other requirements. Future changes to these laws and regulations, and other new financial services laws and regulations, are likely and cannot be predicted with certainty. Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a dramatic and potentially adverse impact on the Company and the Bank and other subsidiaries.
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
Additional Information
The Company maintains a website at www.greenbankusa.com and is not including the information contained on this website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. The Company makes available free of charge (other than an investor’s own internet access charges) through its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the SEC.
ITEM 1A. RISK FACTORS.
We could sustain losses if our asset quality declines further.
Our earnings are affected by our ability to properly originate, underwrite and service loans. We could sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to deterioration in asset quality in a timely manner. Recent problems with asset quality have caused, and could continue to cause, our interest income and net interest margin to decrease and our provisions for loan losses to increase, which could adversely affect our results of operations and financial condition. Further increases in non-performing loans would reduce net interest income below levels that would exist if such loans were performing.
Recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact our operations and results.
Negative developments in the latter half of 2007 and throughout 2008 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing throughout 2009. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like us, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.

The enactment of Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 may not be able to stabilize the U.S. financial system or the economy and may significantly affect the Company’s financial condition, results of operation or liquidity.
On October 3, 2008, President Bush signed into law the EESA. The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. On February 17, 2009, President Obama signed the ARRA in an effort to stimulate the economy and provide for broad infrastructure, energy, health, and education needs. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the EESA or ARRA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA or ARRA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially affect the registrant’s business, financial condition, results of operations, access to credit or the trading price of the registrant’s common stock.
There have been numerous actions undertaken in connection with or following EESA and ARRA by the FRB, Congress, the Treasury, the FDIC, the SEC and others in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in late 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency temporary action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. EESA, ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, the Company’s business, financial condition and results of operations could be materially and adversely affected.
Our business is subject to the success of the local economies where we operate.
Our success significantly depends upon the growth in population, income levels, deposits, residential real estate stability and housing starts in our market areas. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally continue to deteriorate or remain unfavorable, our business may not succeed. Adverse economic conditions in our specific market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.
Continued adverse market or economic conditions in the state of Tennessee may increase the risk that our borrowers will be unable to timely make their loan payments. In addition, the market value of the real estate securing loans as collateral has been and may continue to be adversely affected by continued unfavorable changes in market and economic conditions. As of December 31, 2008, approximately 70% of our loans held for investment were secured by real estate. Of this amount, approximately 54% were commercial real estate loans of which 19% were construction and development loans. The remaining 16% were residential real estate loans. We experienced increased payment delinquencies with respect to these loans throughout 2008 which negatively impacted our results of operations and a sustained period of increased payment delinquencies, foreclosures or losses caused by continuing adverse market or economic conditions in the state of Tennessee could adversely affect the value of our assets, revenues, results of operations and financial condition.
Continued deterioration in residential real estate construction and development markets could adversely affect our loan portfolio quality and our results of operations.
We have a loan concentration to residential real estate contractors and developers. During adverse general economic conditions, such as we believe are now being experienced in residential real estate construction nationwide, borrowers involved in the residential real estate construction and development business may suffer above normal financial strain. As the residential real estate development and construction market in our markets has deteriorated, our borrowers in this segment have begun to experience difficulty repaying their obligations to us. As a result, our loans to these borrowers have deteriorated and may deteriorate further and may result in additional charge-offs negatively impacting our results of operations.

An inadequate allowance for loan losses would reduce our earnings.
The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and takes a charge against earnings with respect to specific loans when their ultimate collectibility is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require the bank to increase the allowance for loan losses as a part of their examination process, our earnings and capital could be significantly and adversely affected.
Liquidity needs could adversely affect our results of operations and financial condition.
We rely on dividends from the Bank as our primary source of funds. The primary source of funds of the Bank are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans which may be more difficult in economically challenging environments like those currently being experienced. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include FHLB advances and federal funds lines of credit from correspondent banks. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.
Changes in interest rates could adversely affect our results of operations and financial condition.
Changes in interest rates may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Accordingly, changes in interest rates could decrease our net interest income. Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affects our earnings.
Competition from financial institutions and other financial service providers may adversely affect our profitability.
The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other community banks and super-regional and national financial institutions that operate offices in our primary market areas and elsewhere.
Additionally, we face competition from de novo community banks, including those with senior management who were previously affiliated with other local or regional banks or those controlled by investor groups with strong local business and community ties. These de novo community banks may offer higher deposit rates or lower cost loans in an effort to attract our customers, and may attempt to hire our management and employees.
We compete with these other financial institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to successfully compete with an array of financial institutions in our market areas.

If we continue to experience losses at levels that we experienced during the fourth quarter of 2008 we may need to raise additional capital in the future, but that capital may not be available when it is needed.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. While we believe our capital resources will satisfy our capital requirements for the foreseeable future, we may at some point, if we continue to experience losses, need to raise additional capital to support or strengthen our capital position.
Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure our shareholders that we will be able to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, we may be subject to increased regulatory restrictions, including restrictions on our ability to expand our operations.
We rely heavily on the services of key personnel.
We depend substantially on the strategies and management services of R. Stan Puckett, our Chairman of the Board and Chief Executive Officer. Although we have entered into an employment agreement with him, the loss of the services of Mr. Puckett could have a material adverse effect on our business, results of operations and financial condition. We are also dependent on certain other key officers who have important customer relationships or are instrumental to our operations. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.
We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management and sales and marketing personnel, particularly in those areas where we may open new branches.
Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting or retaining such personnel.
We are subject to extensive regulation that could limit or restrict our activities.
We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies including the Federal Reserve Board, the FDIC and the Tennessee Department of Financial Institutions. Our regulatory compliance is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.
The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.
The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq that are applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, we have experienced, and may continue to experience, greater compliance costs.
The amount of common stock owned by, and other compensation arrangements with, our officers and directors may make it more difficult to obtain shareholder approval of potential takeovers that they oppose.
As of March 12, 2009, directors and executive officers beneficially owned approximately 10.85% of our common stock. Agreements with selected members of our senior management also provide for certain payments under various circumstances following a change in control. These compensation arrangements, together with the common stock and option ownership of our board of directors and management, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals.

Our long-term business strategy includes the continuation of growth plans, and our financial condition and results of operations could be affected if our long-term business strategies are not effectively executed.
Although our primary focus in the near term will be on strengthening our asset quality and organically growing our balance sheet, we intend, over the longer term, to continue pursuing a growth strategy for our business through acquisitions and de novo branching. Our prospects must be considered in light of the risks, expenses and difficulties occasionally encountered by financial services companies in growth stages, which may include the following:
•	Maintaining loan quality;
•	Maintaining adequate management personnel and information systems to oversee such growth; and,
•	Maintaining adequate control and compliance functions.
Operating Results: There is no assurance that existing offices or future offices will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. Our growth and de novo branching strategy necessarily entails growth in overhead expenses as it routinely adds new offices and staff. Our historical results may not be indicative of future results or results that may be achieved as we continue to increase the number and concentration of our branch offices.
Development of Offices: There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, our de novo branches may be expected to negatively impact our earnings during this period of time until the branches reach certain economies of scale.
Expansion into New Markets: Much of our growth over the last three years has been focused in the highly competitive Nashville, Knoxville and Clarksville metropolitan markets. The customer demographics and financial services offerings in these markets are unlike those found in the East Tennessee markets that we have historically served. In the Nashville, Knoxville and Clarksville markets, we face competition from a wide array of financial institutions. Our expansion into these new markets may be impacted if we are unable to meet customer demands or compete effectively with the financial institutions operating in these markets.
Regulatory and Economic Factors: Our growth and expansion plans may be adversely affected by a number of regulatory and economic developments or other events. Failure to obtain required regulatory approvals, changes in laws and regulations or other regulatory developments and changes in prevailing economic conditions or other unanticipated events may prevent or adversely affect our continued growth and expansion.
Failure to successfully address the issues identified above could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our longer term business strategy.
We may face risks with respect to future expansion.
From time to time we may engage in additional de novo branch expansion as well as the acquisition of other financial institutions or parts of those institutions. We may also consider and enter into new lines of business or offer new products or services. Acquisitions and mergers involve a number of risks, including:
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

•	our ability to finance an acquisition and possible dilution to our existing shareholders;
•	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;
•	entry into new markets where we lack experience;
•	the introduction of new products and services into our business;
•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and
•	the risk of loss of key employees and customers.

We may incur substantial costs to expand. There can be no assurance that integration efforts for any future mergers or acquisitions will be successful. Also, we may issue equity securities, including common stock and securities convertible into shares of our common stock in connection with future acquisitions, which could cause ownership and economic dilution to our shareholders. There is no assurance that, following any future mergers or acquisitions, our integration efforts will be successful or we, after giving effect to the acquisition, will achieve profits comparable to or better than our historical experience.
We are subject to Tennessee anti-takeover statutes and certain charter provisions which could decrease our chances of being acquired even if the acquisition is in our shareholders’ best interests.
As a Tennessee corporation, we are subject to various legislative acts which impose restrictions on and require compliance with procedures designed to protect shareholders against unfair or coercive mergers and acquisitions. These statutes may delay or prevent offers to acquire us and increase the difficulty of consummating any such offers, even if the acquisition of us would be in our shareholders’ best interests. Our amended and restated charter also contains provisions which may make it difficult for another entity to acquire us without the approval of a majority of the disinterested directors on our board of directors.
The success and growth of our business will depend on our ability to adapt to technological changes.
The banking industry and the ability to deliver financial services is becoming more dependent on technological advancement, such as the ability to process loan applications over the Internet, accept electronic signatures, provide process status updates instantly and on-line banking capabilities and other customer expected conveniences that are cost efficient to our business processes. As these technologies are improved in the future, we may, in order to remain competitive, be required to make significant capital expenditures.
Even though our common stock is currently traded on The Nasdaq Global Select Market, the trading volume in our common stock has been thin and the sale of substantial amounts of our common stock in the public market could depress the price of our common stock.
We cannot say with any certainty when a more active and liquid trading market for our common stock will develop or be sustained. Because of this, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.
We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock. We, therefore, can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.
The market price of our common stock may fluctuate in the future, and these fluctuations may be unrelated to our performance. General market price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.
If our stock price continues to trade at a level below book value of the organization, we would evaluate our goodwill balances for impairment, and if the value of our business has declined, we could recognize an impairment charge for our goodwill.
We performed an annual goodwill impairment assessment as of December 31, 2008. Based on our analyses, we concluded that the fair value of our reporting unit exceeded our current book value. It is possible that our assumptions and conclusions regarding the valuation of our business could change adversely, which could result in the recognition of impairment for our goodwill. Although any non-cash charges associated with goodwill impairment would impact reported earnings, there would be no impact on the risk based capital ratios of the Company.

We may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing common shareholders.
In order to maintain our capital at desired levels or required regulatory levels, or to fund future growth, our board of directors may decide from time to time to issue additional shares of common stock, preferred stock or securities convertible into, exchangeable for or representing rights to acquire shares of our common stock. The sale of these shares may significantly dilute our shareholders ownership interest as a shareholder and the per share book value of our common stock. New investors in the future may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders.
Our ability to declare and pay dividends is limited by law and by the terms of the Series A preferred stock and we may be unable to pay future dividends.
We derive our income solely from dividends on the shares of common stock of the Bank. The Bank’s ability to declare and pay dividends is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the Tennessee Department of Financial Institutions. In addition, the FRB and the terms of the Series A preferred stock may impose restrictions on our ability to pay dividends on our common stock. As a result, we cannot assure our shareholders that we will declare or pay dividends on shares of our common stock in the future.
Holders of our junior subordinated debentures have rights that are senior to those of our common and Series A preferred shareholders.
We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2008, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $88.7 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the trusts are senior to our shares of common stock and the Series A preferred stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock or the Series A preferred stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock or Series A preferred stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock or our Series A preferred stock.
The Series A preferred stock impacts net income available to our common shareholders and our earnings per share.
As long as shares of our Series A preferred stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series A preferred stock have been paid in full. Additionally, for so long as the U.S. Treasury owns shares of the Series A preferred stock, we are not permitted to pay cash dividends on our common stock in excess of $0.13 per quarter without the U.S. Treasury’s consent. The dividends declared on shares of our Series A preferred stock will reduce the net income available to common shareholders and our earnings per common share. Additionally, warrants to purchase our common stock issued to the U.S. Treasury, in conjunction with the issuance of the Series A preferred stock, may be dilutive to our earnings per share. The shares of our Series A preferred stock will also receive preferential treatment in the event of our liquidation, dissolution or winding up.
Holders of the Series A preferred stock have rights that are senior to those of our common shareholders.
The Series A preferred stock that we have issued to the U.S. Treasury is senior to our shares of common stock, and holders of the Series A preferred stock have certain rights and preferences that are senior to holders of our common stock. The Series A preferred stock will rank senior to our common stock and all other equity securities of ours designated as ranking junior to the Series A preferred stock. So long as any shares of the Series A preferred stock remain outstanding, unless all accrued and unpaid dividends on shares of the Series A preferred stock for all prior dividend periods have been paid or are contemporaneously declared and paid in full, no dividend whatsoever shall be paid or declared on our common stock or other junior stock, other than a dividend payable solely in common stock. We and our subsidiaries also may not purchase, redeem or otherwise acquire for consideration any shares of our common stock or other junior stock unless we have paid in full all accrued dividends on the Series A preferred stock for all prior dividend periods, other than in certain circumstances. Furthermore, the Series A preferred stock is entitled to a liquidation preference over shares of our common stock in the event of our liquidation, dissolution or winding up.

Holders of the Series A preferred stock may, under certain circumstances, have the right to elect two directors to our board of directors.
In the event that we fail to pay dividends on the Series A preferred stock for an aggregate of six quarterly dividend periods or more (whether or not consecutive), the authorized number of directors then constituting our board of directors will be increased by two. Holders of the Series A preferred stock, together with the holders of any outstanding parity stock with like voting rights, referred to as voting parity stock, voting as a single class, will be entitled to elect the two additional members of our board of directors, referred to as the preferred stock directors, at the next annual meeting (or at a special meeting called for the purpose of electing the preferred stock directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full.
Holders of the Series A preferred stock have limited voting rights.
Except as otherwise required by law and in connection with the election of directors to our board of directors in the event that we fail to pay dividends on the Series A preferred stock for an aggregate of at least six quarterly dividend periods (whether or not consecutive), holders of the Series A preferred stock have limited voting rights. So long as shares of the Series A preferred stock are outstanding, in addition to any other vote or consent of shareholders required by law or our amended and restated charter, the vote or consent of holders owning at least 66 2/3% of the shares of Series A preferred stock outstanding is required for (1) any authorization or issuance of shares ranking senior to the Series A preferred stock; (2) any amendment to the rights of the Series A preferred stock so as to adversely affect the rights, preferences, privileges or voting power of the Series A preferred stock; or (3) consummation of any merger, share exchange or similar transaction unless the shares of Series A preferred stock remain outstanding, or if we are not the surviving entity in such transaction, are converted into or exchanged for preference securities of the surviving entity and the shares of Series A preferred stock remaining outstanding or such preference securities have such rights, preferences, privileges and voting power as are not materially less favorable to the holders than the rights, preferences, privileges and voting power of the shares of Series A preferred stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
At December 31, 2008, the Company maintained a main office in Greeneville, Tennessee in a building it owns, 65 full-service bank branches (of which 54 are owned premises and 11 are leased premises) and a building for mortgage lending operations which it owns. In addition, the Bank’s subsidiaries operate from nine separate locations, all of which are leased.
ITEM 3. LEGAL PROCEEDINGS.
The Company and its subsidiaries are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company’s results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
(a)
A special meeting of shareholders (the “Special Meeting”) of the Company was held on December 19, 2008. The meeting was held to amend the charter of the Company to authorize a class of blank check preferred stock, consisting of one million (1,000,000) authorized shares.

(c)	The following sets forth the results of voting on each matter at the Special Meeting:
Proposal 1 — Amendment to Charter

Votes	Votes
For	Against	Abstentions

7,592,229	1,793,519	112,423

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
On March 12, 2009, Green Bankshares had 13,176,681 shares of common stock outstanding. The Company’s shares are traded on The Nasdaq Global Select Market, under the symbol “GRNB”. As of March 12, 2009, the Company estimates that it had approximately 5,500 shareholders, including approximately 2,600 shareholders of record and approximately 2,900 beneficial owners holding shares in nominee or “street” name.
The following table shows the high and low sales price and closing price for the Company’s common stock as reported by The Nasdaq Global Select Market for 2008 and 2007. The table also sets forth the dividends per share paid each quarter during 2008 and 2007.

	High/Low Sales Price	Closing	Dividends Paid
	During Quarter	Price	Per Share
2008:
First quarter	$22.36 / 15.18	$17.53	$0.13
Second quarter	21.98 / 13.89	13.89	0.13
Third quarter	25.17 / 11.85	23.29	0.13
Fourth quarter	24.61 / 13.20	13.54	0.13

			$0.52

2007:
First quarter	$40.50 / 32.83	$33.91	$0.13
Second quarter	35.86 / 31.19	31.26	0.13
Third quarter	38.63 / 29.84	36.45	0.13
Fourth quarter	37.49 / 16.76	19.20	0.29

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
Moreover, there are a number of federal and state banking policies and regulations that restrict the Bank’s ability to pay dividends to the Company and the Company’s ability to pay dividends to its shareholders. In particular, because the Bank is a depository institution and its deposits are insured by the FDIC, it may not pay dividends or distribute capital assets if it is in default on any assessment due to the FDIC. In addition, the Tennessee Banking Act prohibits the Bank from declaring dividends in excess of net income for the calendar year in which the dividend is declared plus retained net income for the preceding two years without the approval of the Commissioner of the Tennessee Department of Financial Institutions. Also, the Bank is subject to regulations which impose certain minimum regulatory capital and minimum state law earnings requirements that affect the amount of cash available for distribution to the Company. In addition, as long as shares of Series A preferred stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series A preferred stock have been paid in full and in no event may dividends on our common stock exceed $0.13 per quarter without the consent of the U.S. Treasury for the first three years following our sale of Series A preferred stock to the U.S. Treasury. Lastly, under Federal Reserve policy, the Company is required to maintain adequate regulatory capital, is expected to serve as a source of financial strength to the Bank and to commit resources to support the Bank. These policies and regulations may have the effect of reducing or eliminating the amount of dividends that the Company can declare and pay to its shareholders in the future. For information regarding restrictions on the payment of dividends by the Bank to the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Annual Report. See also Note 12 of Notes to Consolidated Financial Statements.
The Company made no repurchases of its common stock during the quarter ended December 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA.

	2008	2007(1)	2006	2005	2004
	(in thousands, except per share data, ratios and percentages)

Total interest income	$170,516	$176,626	$117,357	$87,191	$65,076
Total interest expense	75,491	81,973	45,400	28,405	16,058

Net interest income	95,025	94,653	71,957	58,786	49,018
Provision for loan losses	(52,810)	(14,483)	(5,507)	(6,365)	(5,836)

Net interest income after provision for loan losses	42,215	80,170	66,450	52,421	43,182
Noninterest income	33,614	27,602	20,710	14,756	13,028
Noninterest expense	(85,837)	(69,252)	(52,708)	(44,340)	(36,983)

Income (loss) before income taxes	(10,008)	38,520	34,452	22,837	19,227
Income tax (expense) benefit	4,648	(14,146)	(13,190)	(8,674)	(7,219)

Net income (loss)	(5,360)	24,374	21,262	14,163	12,008
Preferred stock dividend and accretion of discount on warrants	(92)	—	—	—	—

Net income (loss) available to common shareholders	$(5,452)	$24,374	$21,262	$14,163	$12,008

Per Share Data:
Net income (loss), basic	$(0.42)	$2.07	$2.17	$1.73	$1.57
Net income (loss), assuming dilution	$(0.42)	$2.07	$2.14	$1.71	$1.55
Dividends declared	$0.52	$0.68	$0.64	$0.62	$0.61
Common book value(2)	$23.56	$24.94	$18.80	$17.20	$14.22
Tangible book value(3)	$11.70	$12.73	$14.87	$13.15	$11.12

Financial Condition Data:
Assets	$2,944,671	$2,947,741	$1,772,654	$1,619,989	$1,233,403
Loans, net of unearned interest	$2,223,390	$2,356,376	$1,539,629	$1,378,642	$1,046,867
Cash and investments	$415,607	$314,615	$91,997	$104,872	$76,637
Federal funds sold	$—	$—	$25,983	$28,387	$39,921
Deposits	$2,184,147	$1,986,793	$1,332,505	$1,295,879	$988,022
FHLB advances and notes payable	$229,349	$318,690	$177,571	$105,146	$85,222
Subordinated debentures	$88,662	$88,662	$13,403	$13,403	$10,310
Federal funds purchased and repurchase agreements	$35,302	$194,525	$42,165	$17,498	$13,868
Shareholders’ equity	$381,231	$322,477	$184,471	$168,021	$108,718
Common shareholders’ equity(2)	$308,953	$322,477	$184,471	$168,021	$108,718
Tangible common shareholders’ equity(3)	$153,479	$164,650	$145,931	$128,399	$85,023
Tangible shareholders’ equity(4)	$225,757	$164,650	$145,931	$128,399	$85,023

Selected Ratios:
Interest rate spread	3.48%	3.83%	4.32%	4.30%	4.53%
Net interest margin(6)	3.70%	4.25%	4.77%	4.61%	4.75%
Total tangible equity to tangible assets(4)(5)	8.09%	5.90%	8.42%	8.12%	7.03%
Tangible common equity to tangible assets(3)(5)	5.50%	5.90%	8.42%	8.12%	7.03%
Return on average assets	(0.18%)	0.98%	1.28%	1.02%	1.06%
Return on average equity	(1.64%)	8.96%	11.91%	11.09%	11.23%
Return on average common equity(2)	(1.65%)	8.96%	11.91%	11.09%	11.23%
Return on average common tangible equity(3)	(3.14%)	15.41%	15.25%	14.04%	13.95%
Average equity to average assets	11.24%	10.91%	10.78%	9.20%	9.47%
Dividend payout ratio	123.81%	32.85%	29.49%	35.84%	38.85%
Ratio of nonperforming assets to total assets	2.61%	1.25%	0.29%	0.65%	0.69%
Ratio of allowance for loan losses to nonperforming loans	155.28%	106.34%	635.93%	293.56%	227.64%
Ratio of allowance for loan losses to total loans, net of unearned income loans	2.20%	1.45%	1.45%	1.43%	1.50%

[1]	Information for the 2007 fiscal year includes the operations of CVBG, with which the Company merged on May 18, 2007.

[2]	Common shareholders’ equity is shareholders’ equity less preferred stock and common stock warrants.

[3]	Tangible common shareholders’ equity is shareholders’ equity less goodwill, intangible assets and preferred stock and common stock warrants.

[4]	Tangible shareholders’ equity is shareholders’ equity less goodwill and intangible assets.

[5]	Tangible assets is total assets less goodwill and intangible assets.

[6]
Net interest margin is the net yield on interest earning assets and is the difference between the Fully Taxable Equivalent yield earned on interest-earning assets less the effective cost of supporting liabilities.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures
Certain financial information included in the selected financial data is determined by methods other than in accordance with accounting principles generally accepted within the United States (“GAAP”). These non-GAAP financial measures are “tangible book value per share,” “tangible common shareholders’ equity,” and “return on average common tangible equity.” The Company’s management, the entire financial services sector, bank stock analysts, and bank regulators use these non-GAAP measures in their analysis of the Company’s performance.
•
“Tangible book value per share” is defined as total equity reduced by recorded goodwill, other intangible assets, preferred stock and common stock warrants divided by total common shares outstanding. This measure discloses changes from period-to-period in book value per share exclusive of changes in intangible assets and preferred stock. Goodwill, an intangible asset that is recorded in a purchase business combination, has the effect of increasing total book value while not increasing the tangible assets of a company. For companies such as the Company that have engaged in business combinations, purchase accounting can result in the recording of significant amounts of goodwill related to such transactions.

•	“Tangible common shareholders’ equity” is shareholders’ equity less goodwill, other intangible assets, preferred stock and common stock warrants.

•
“Return on average common tangible equity” is defined as earnings for the period divided by average equity reduced by average goodwill, other intangible assets, preferred stock and common stock warrants.

These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, and are not necessarily comparable to non-GAAP performance measures which may be presented by other companies. The following reconciliation table provides a more detailed analysis of these non-GAAP performance measures:

	At and for the Fiscal Years Ended December 31,
	2008	2007	2006	2005	2004
Common book value per share	$23.56	$24.94	$18.80	$17.20	$14.22
Effect of intangible assets	$(11.86)	$(12.21)	$(3.93)	$(4.05)	$(3.10)
Tangible book value per share	$11.70	$12.73	$14.87	$13.15	$11.12

Return on average common equity	(1.65%)	8.96%	11.91%	11.09%	11.23%
Effect of intangible assets	(1.49%)	6.45%	3.34%	2.95%	2.72%
Return on average common tangible equity	(3.14%)	15.41%	15.25%	14.04%	13.95%

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The Company reported a net loss available to common shareholders of $5,452 for the full year 2008 compared with net income of $24,374 for the same period last year. The loss for the year 2008 was primarily attributable to the significant weaknesses in the economy surfacing during the fourth quarter of 2007 and escalating throughout 2008, which were manifested primarily in the Company’s residential real estate construction and development portfolio. As a result, the Company’s provision for loan losses for the full year 2008 amounted to $52,810 compared with a loan loss provision of $14,483 in 2007. Additionally, Other Real Estate Owned charges totaled $7,028 for 2008 compared with a net recovery of $76 in 2007. Net loan charge-offs rose to $38,110 in 2008 from $11,696 in 2007. On a diluted per share basis, the net loss was $0.42 for 2008 compared with earnings of $2.07 for the same period a year ago.
Net interest income for 2008 totaled $95,025 including the impact of interest reversals of 2,024, a modest improvement over the same period a year ago. The increase in net interest income was due to the impact of an increase in average earning assets, primarily loans and investment securities, stemming from the CVBG acquisition in the second quarter of 2007. The Company experienced a contraction throughout 2008 in the net interest margin moving from 4.25% in 2007 to 3.70% in 2008. This contraction was principally a result of the actions undertaken by the Federal Open Market Committee (“FOMC”) during the year to significantly reduce market interest rates to historically low levels. Noninterest income grew by $6,012, or 22%, and totaled $33,614 for 2008. Included in non-interest income during 2008 were net securities gains of $2,661 versus net securities losses of $41 for 2007. The continued success of a deposit account gathering program also contributed approximately $4,007 to this improvement. Noninterest expenses totaled $85,837 for the year, up $16,585 from the prior year driven principally by higher losses on Other Real Estate Owned as the recession’s impact was realized through increased foreclosures plus the normal incremental operating costs associated with the CVBG acquisition completed in May 2007.
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
The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and the fair value of financial instruments and other accounts. Based on management’s calculation, an allowance of $48,811, or 2.20%, of total loans, net of unearned interest was an adequate estimate of losses inherent in the loan portfolio as of December 31, 2008. This estimate resulted in a provision for loan losses on the income statement of $52,810 during 2008. If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected. For further discussion of the allowance for loan losses and a detailed description of the methodology management uses in determining the adequacy of the allowance, see “ITEM 1. Business — Lending Activities — Allowance for Loan Losses” located above, and “Changes in Results of Operations - Provision for Loan Losses” located below.
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

In conjunction with significant acquisitions, the Company engages a third party to assist in the valuation of financial assets acquired and liabilities assumed. Annually thereafter, the goodwill and intangible assets are evaluated for impairment. An impairment loss is recognized to the extent that the carrying value exceeds the asset’s fair value. The impairment analysis is a two step process. First, a comparison of the reporting unit’s estimated fair value is compared to its carrying value, including goodwill and if the estimated fair value of the reporting unit exceeds its carrying value, goodwill is deemed to be non-impaired. If the first step is not successfully achieved, a second step involving the calculation of an implied fair value, as determined in a manner similar to the amount of the goodwill calculated in a business combination is conducted. This second step process involves the measurement of the excess of the estimated fair value over the aggregate estimated fair value as if the reporting unit was being acquired in a business combination. Historically, the stock price of the Company has exceeded the Company’s book value. However, the sharp downturn in general economic conditions and its effect on the housing industry coupled with the unusual short sale trading activity and share price volatility in the Company’s stock price negatively impacted the Company’s stock price throughout 2008. This activity culminated with the short sale activity, as reported by NASDAQ, registering 24% at year-end 2008 of our total share volume outstanding. The closing market value of our stock, as reported on NASDAQ, was $13.54 per share compared with our book value per share of $23.56. We engaged two independent third parties to assist management in its analysis of potential impairment of goodwill, given the differences between the market value per share and the book value per share. Management provided what it felt like were conservative assumptions in regards to short-term earning asset growth and return on average assets. These assumptions projected contraction of earning assets through 2009 with moderate growth beginning in mid 2010. Growth projections for 2011 forward were increased but still remained below historical average growth levels. Return on average assets assumptions did not have the Company reaching the bottom of the historical earnings range until 2014. The assumptions used also assumed that dividends would be held constant with 2008 levels throughout the projection period and that TARP funds would be repaid at the end of 2013. Both independent third parties reported, after completing their various analyses, that the implied value of the enterprise exceeded the book value of the enterprise. Management reviewed each separate report and also concluded that no indications of impairment were present at December 31, 2008.
Changes in Results of Operations
Net income/loss. The net loss available to common shareholders’ for 2008 was $5,452 compared to record net income of $24,374 for 2007. The net loss is primarily attributable to an increase in provision for loan losses of $38,327 to $52,810 in 2008 from $14,483 in 2007 from continued deteriorating economic conditions throughout 2008 impacting residential real estate construction lending. Also negatively impacting net income was an increase in noninterest expense of $16,585 to $85,837 in 2008 from $69,252 in 2007. The increase in noninterest expense resulted primarily from a full year of normal operating expenses throughout 2008 associated with the CVBG acquisition in May of 2007 and increased levels of expenses associated with the repossession of assets and losses on the sale of repossessed assets totaling $7,028. Offsetting, in part, these negative effects on net income was an increase in total noninterest income of $6,012 to $33,614 in 2008 from $27,602 in 2007. The increase in noninterest income can be primarily attributed to higher fee income associated with the continued development of the Company’s High Performance Checking Account product as well as gains on sale of securities.
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

Net Interest Income. The largest source of earnings for the Company is net interest income, which is the difference between interest income on earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors that affect net interest income are changes in volumes and rates on earning assets and interest-bearing liabilities, which are affected in part by management’s anticipatory responses to changes in interest rates through asset/liability management. During 2008, net interest income was $95,025 as compared to $94,653 in 2007. The Company experienced growth in average balances of interest-earning assets, with average total interest-earning assets increasing by $350,743, or 16%, to $2,590,189 in 2008 from $2,239,446 in 2007. Most of the growth occurred in loans, with average loan balances increasing by $239,186, or 12%, to $2,298,905 in 2008 from $2,059,719 in 2007. Average investment securities also increased $94,670, or 53%, to $273,343 in 2008 from $178,673 in 2007. Both of these increases are principally attributable to the CVBG acquisition that took place in the second quarter of 2007. Average balances of total interest-bearing liabilities also increased in 2008 from 2007, with average total interest-bearing deposit balances increasing by $356,847, or 22%, to $1,962,998 in 2008 from $1,606,151 in 2007, average securities sold under repurchase agreements and short-term borrowings, subordinated debentures and FHLB advances and notes payable increased by $45,673, or 11%, to $449,125 in 2008 from $403,452 in 2007. These increases are primarily related the Company’s CVBG acquisition which closed May 18, 2007 and in which the Company acquired approximately $631,000 in loans, $200,000 in investment securities, $699,000 in deposits and $145,000 in securities sold under repurchase agreements and short-term borrowings, subordinated debentures and FHLB advances and notes payable. These balances had a full year effect on average balances of interest-earning assets and interest-bearing liabilities for 2008.
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

	2008			2007			2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans(1)(4)
Real estate loans	$1,890,209	$121,168	6.41%	$1,661,640	$127,459	7.67%	$1,104,471	$82,857	7.50%
Commercial loans	319,131	20,020	6.27%	303,799	24,180	7.96%	259,264	20,214	7.80%
Consumer and other loans- net(2)	89,565	10,516	11.74%	94,280	10,903	11.56%	86,781	9,746	11.23%
Fees on loans	—	3,979		—	4,217		—	1,768

Total loans (including fees)	$2,298,905	$155,683	6.77%	$2,059,719	$166,759	8.10%	$1,450,516	$114,585	7.90%

Investment securities(3)
Taxable	$227,710	$12,770	5.61%	$146,642	$8,415	5.76%	$45,446	$2,273	5.00%
Tax-exempt(4)	32,743	1,995	6.09%	22,227	1,334	6.00%	2,922	166	5.68%
FHLB and other stock	12,890	647	5.02%	9,804	617	6.29%	6,784	345	5.09%

Total investment securities	$273,343	$15,412	5.64%	$178,673	$10,366	5.80%	$55,152	$2,784	5.05%

Other short-term investments	17,941	175	0.98%	1,054	54	5.12%	2,799	138	4.93%

Total interest- earning assets	$2,590,189	$171,270	6.61%	$2,239,446	$177,179	7.91%	$1,508,467	$117,507	7.79%

Noninterest-earning assets:
Cash and due from banks	$51,181			$47,436			$39,068
Premises and equipment	83,411			73,176			53,304
Other, less allowance for loan losses	231,499			135,296			55,939

Total noninterest- earning assets	$366,091			$255,908			$148,311

Total assets	$2,956,280			$2,495,354			$1,656,778

[1]
2008 average loan balances exclude nonaccrual loans. 2007 and 2006 average loan balances include nonaccrual loans, as they were not material. Interest income collected on nonaccrual loans has been included.

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

	2008			2007			2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-bearing liabilities:
Deposits
Savings, interest checking, and money market accounts	$645,636	$9,588	1.49%	$654,696	$16,703	2.55%	$493,019	$10,524	2.13%
Time deposits	1,317,362	48,502	3.68%	951,455	44,669	4.69%	641,672	25,566	3.98%

Total deposits	$1,962,998	$58,090	2.96%	$1,606,151	$61,372	3.82%	$1,134,691	$36,090	3.18%

Securities sold under repurchase agreements and short-term borrowings	106,309	2,111	1.99%	95,715	4,183	4.37%	32,487	1,469	4.52%
Subordinated debentures	88,662	4,555	5.14%	60,730	4,512	7.43%	13,403	1,043	7.78%
FHLB advances and notes payable	254,154	10,735	4.22%	247,007	11,906	4.82%	130,752	6,798	5.20%

Total interest-bearing liabilities	$2,412,123	$75,491	3.13%	$2,009,603	$81,973	4.08%	$1,311,333	$45,400	3.46%

Noninterest bearing liabilities:

Demand deposits	$187,058			$184,529			$147,947

Other liabilities	24,832			29,067			18,952

Total non-interest- bearing liabilities	$211,890			$213,596			$166,899

Shareholders’ equity	332,267			272,155			178,546

Total liabilities and shareholders’ equity	$2,956,280			$2,495,354			$1,656,778

Net interest income		$95,799			$95,206			$72,107

Margin analysis:
Interest rate spread			3.48%			3.83%			4.33%

Net yield on interest- earning assets (net interest margin)			3.70%			4.25%			4.78%

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

	2008 vs. 2007				2007 vs. 2006
			Rate/	Total			Rate/	Total
	Volume	Rate	Volume	Change	Volume	Rate	Volume	Change
Interest income:
Loans, net of unearned income	$19,449	$(27,349)	$(3,176)	$(11,076)	$48,133	$2,846	$1,195	$52,174
Investment securities:
Taxable	4,709	(227)	(127)	4,355	5,030	346	766	6,142
Tax-exempt	631	20	10	661	1,097	9	62	1,168
FHLB and other stock, at cost	211	(129)	(47)	35	170	65	37	272
Other short-term investments	841	(44)	(681)	116	(86)	5	(3)	(84)

Total interest income	25,841	(27,729)	(4,021)	(5,909)	54,344	3,271	2,057	59,672

Interest Expense:
Savings, interest checking, and money market accounts	(651)	(6,846)	382	(7,115)	3,248	2,065	866	6,179
Time deposits	17,215	(9,665)	(3,717)	3,833	12,343	4,559	2,201	19,103
Short-term borrowings	511	(2,334)	(249)	(2,072)	2,800	(31)	(55)	2,714
Subordinated debentures	2,081	(1,396)	(642)	43	3,683	(47)	(167)	3,469
Notes payable	349	(1,477)	(43)	(1,171)	6,065	(501)	(456)	5,108

Total interest expense	19,505	(21,718)	(4,269)	(6,482)	28,139	6,045	2,389	36,573

Net interest income	$6,336	$(6,011)	$248	$573	$26,205	$(2,774)	$(332)	$23,099

At December 31, 2008, loans outstanding, net of unearned income, were $2,223,390 compared to 2,356,376 at 2007 year end. The decrease is primarily due to the down turn in economic conditions throughout 2008 that resulted in lower loan demand, a higher level of repossessed assets and increased loan charge-offs. Average outstanding loans, net of unearned interest, for 2008 were $2,298,905 an increase of 12% from the 2007 average of $2,059,719. Average outstanding loans for 2006 were $1,450,516. The growth in average loans over the past three years can be attributed to the Company’s continued market expansion through the organic growth resulting from the increased number of branch locations accompanied by the acquisition of branches in the Clarksville, Tennessee market along with the CVBG acquisition.
Average investment securities for 2008 were $273,343 compared to $178,673 in 2007 and $55,152 in 2006. The increase of $94,670, or 53%, from 2007 to 2008 primarily reflects the full year effect in 2008 of the investment securities acquired in the Company’s CVBG acquisition and the impact of reduced loan demand in 2008 compared to 2007. The increase of $123,521, or 224%, from 2006 to 2007 primarily reflects the investment securities acquired in the CVBG acquisition. In 2008, the average yield on investments was 5.64%, a decrease from the 5.80% yield in 2007 and an increase from the 5.05% yield in 2006. The decrease in investment yield in 2008 compared to 2007 primarily reflects the lower market rate environment as maturing securities were re-invested in lower yielding securities. Fully taxable equivalent income provided by the investment portfolio in 2008 was $15,412 as compared to $10,366 in 2007 and $2,784 in 2006.

Provision for Loan Losses. Management assesses the adequacy of the allowance for loan losses by considering a combination of regulatory and credit risk criteria. The entire loan portfolio is graded and potential loss factors are assigned accordingly. The potential loss factors for impaired loans are assigned based on independent valuations of underlying collateral and management’s judgment. The potential loss factors associated with unimpaired loans are based on a combination of both internal and industry net loss experience, as well as management’s review of trends within the portfolio and related industries.
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
Management reviews certain key loan quality indicators on a monthly basis, including current economic conditions, historical charge-offs, delinquency trends and ratios, portfolio mix changes and other information management deems necessary. This review process provides a degree of objective measurement that is used in conjunction with periodic internal evaluations. To the extent that this process yields differences between estimated and actual observed losses, adjustments are made to provisions and/or the level of the allowance for loan losses.
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
The Company’s provision for loan losses increased $38,327 to $52,810 in 2008 from $14,483 in 2007. During 2008 the loss experience increased due to rapidly deteriorating economic conditions during this recessionary period and resulting credit quality concerns in residential real estate construction and development loans primarily located in the Nashville and Knoxville markets. In 2008, net charge-offs in the Bank, Superior Financial and GCB Acceptance were $35,563, $631 and $1,916, respectively, totaling $38,110. In 2007, these net charge-offs were $10,193, $172 and $1,331, respectively, totaling $11,696. Management attributes the increase in net charge-offs to continued enforcement of underwriting policies and management controls in a recessionary economy. These controls, along with the loan review process, identified weakness developing in the residential real estate construction portfolio during the year and led to actions taken to identify charge-offs and further potential weaknesses. Management continually evaluates the existing portfolio in light of loan concentrations, current general economic conditions and economic trends. Management believes these evaluations strongly suggest an economic slowdown in the Company’s markets occurred throughout 2008 and most likely will continue throughout 2009. Based on its evaluation of the allowance for loan loss calculation and review of the loan portfolio, management believes the allowance for loan losses is adequate at December 31, 2008. However, the provision for loan losses could further increase throughout 2009 if the general economic conditions continue to weaken or the residential real estate markets in Nashville or Knoxville or the financial conditions of borrowers deteriorate beyond management’s current expectations.
The ratio of nonperforming assets to total assets was 2.61% at December 31, 2008 and 1.25% at December 31, 2007 reflecting the economic downturn in 2008. The ratio of the Company’s allowance for loan losses to nonperforming loans increased in 2008 to 155.28% from 106.34% in 2007. Total nonperforming loans decreased $643 to $31,435 at December 31, 2008 from $32,078 at December 31, 2007 reflecting the increase in loan charge-offs and Other Real Estate Owned (“OREO”). Nonaccrual loans, included in non-performing loans, decreased $1,134 to $30,926 at December 31, 2008 from $32,060 at December 31, 2007. Further reflecting the economic downturn, OREO and repossessed assets increased from $4,859 at the end of 2007 to $45,371 at year-end 2008. Management believes that these assets are adequately secured and does not anticipate any material losses, based on current economic conditions. Total impaired loans, which include substandard loans as well as nonaccrual loans, increased by $10,948 from $36,267 at December 31, 2007 to $47,215 at December 31, 2008. The Company records a risk allocation allowance for loan losses on all loans in this category; further, the Company specifically records additional allowance amounts for individual loans when the circumstances so warrant. For further discussion of nonperforming assets as it relates to foreclosed real estate and impaired loans, see “ITEM 1. Business — Lending Activities — Past Due, Special Mention, Classified and Nonaccrual Loans” located above.

To further manage its credit risk on loans, the Company maintains a “watch list” of loans that, although currently performing, have characteristics that require closer supervision by management. At December 31, 2008, the Company had indentified, due to current deteriorating economic conditions in its markets, approximately $182,984 in loans that were placed on its “watch list” compared to $91,832 as of December 31, 2007. If, and when, conditions are identified that would require additional loan loss reserves to be established due to potential losses inherent in these loans, action would then be taken.
Noninterest Income. The generation of noninterest income, which is income that is not related to interest-earning assets and consists primarily of service charges, commissions and fees, has become more important as increases in levels of interest-bearing deposits and other liabilities continually challenge interest rate spreads.
Total noninterest income for 2008 increased to $33,614 as compared to $27,602 in 2007 and $20,710 in 2006. The largest components of noninterest income are service charges on deposit accounts, which totaled $23,176 in 2008, $19,169 in 2007 and $13,217 in 2006. The increase in 2008 primarily reflects net securities gains of $2,661 and the additional fees of $4,007 generated from the higher volume of deposit-related products, especially fees associated with the continued success of the Bank’s High Performance Checking Program. From the inception of this new product during the first quarter of 2005, the company experienced “net” new checking account growth of 7,665 in 2005, net new account growth of 12,465 and 14,510 in 2006 and 2007, respectively, and 7,919 in 2008.
Noninterest Expense. Control of noninterest expense also is an important aspect in managing net income. Noninterest expense includes, among other expenses, personnel, occupancy, write downs and net losses from the sales on OREO and expenses such as data processing, printing and supplies, legal and professional fees, postage and FDIC assessments. Total noninterest expense was $85,837 in 2008 compared to $69,252 in 2007 and $52,708 in 2006. The increase of $16,585, or 24%, in 2008 as compared to 2007 principally reflects increases in all functional expense categories primarily as a result of a full year of the normal ongoing operating cost associated with the CVBG acquisition during the second quarter of 2007, as well as increased expenses of $7,028 associated with loss of sale of OREO and repossessed assets. FDIC assessments increased to $1,631 in 2008, up from $213 in 2007, and the Company expects that its FDIC assessments for 2009 will increase significantly over 2008 levels. In addition, on February 27, 2009, the FDIC proposed amendments to the restoration plan for the Deposit Insurance Fund. This amendment proposes the imposition of a 20 basis point emergency special assessment on insured depository institutions as of June 30, 2009. The assessment is proposed to be collected on September 30, 2009. As of our filing date for this document, March 13, 2009, there were still discussions as to what the final rate will be. This special assessment if implemented as proposed will have a significant impact on the results of operations of the Company for 2009.
Employee compensation and employee benefit costs are the primary element of the Company’s noninterest expenses. For the years ended December 31, 2008 and 2007, compensation and benefits represented $38,403, or 45%, and $35,491, or 51%, respectively, of total noninterest expense. This was an increase of $2,912, or 8% in 2008. Including Bank branches and non-Bank office locations, the Company had 75 locations at December 31, 2008 compared to 76 at December 31, 2007, and the number of full-time equivalent employees decreased 7% from 789 at December 31, 2007 to 737 at December 31, 2008. This increase in personnel cost is primarily the result of a full year of personnel cost associated with the CVBG acquisition.
Income Taxes. The Company’s effective income tax rate (benefit) was (46.4%) in 2008 compared to 36.7% in 2007 and 38.3% in 2006. The unusual tax benefit rate in the current year as compared to the tax rate in prior years is due primarily to the effect on the rate of tax exempt income on municipal securities and bank owned life insurance on top of the book loss of the Company.

Changes in Financial Condition
Total assets at December 31, 2008 were $2,944,671, a decrease of $3,070 from total assets of $2,947,741 at December 31, 2007. Major changes in the balance sheet categories reflect a decline in loan balances of $132,986 from the prior year comprised of loan charge-offs of $38,110 and transfers to foreclosures of $40,512 accompanied with the normal decline in lending associated with recessionary conditions in the economy. An increase of $132,641 in cash and cash equivalents from year-end 2007 was driven principally by the issuance of $72,278 of Series A preferred stock to the U. S. Treasury on December 23, 2008 and the disposition of $123,701 of securities during the fourth quarter of the year. Average assets for 2008 also increased to $2,956,280, an increase of $460,926, or 18%, from the average asset balance of $2,495,354 for 2007. This increase in average assets was also due primarily to the CVBG acquisition in the second quarter of 2007. The Company’s return on average assets was (0.18%) in 2008 and 0.98% in 2007 principally as a result of significantly higher credit costs in 2008 versus 2007.
Total assets at December 31, 2007 were $2,947,741, an increase of $1,175,087, or 66%, over total assets of $1,772,654 at December 31, 2006. This increase reflects an increase in loans, net of unearned interest, of $816,747, or 53%, to $2,356,376 at December 31, 2007 from $1,539,629 at December 31, 2006 and an increase in investment securities available for sale of $197,533 to $235,273 at December 31, 2007 from $37,740 at December 31, 2006. The increase in loans and securities available for sale can be attributed to the Company’s CVBG acquisition that took place in the second quarter of 2007. Average assets for 2007 also increased to $2,495,354, an increase of $838,576, or 51%, from the average asset balance of $1,656,778 for 2007. This increase in average assets was also due primarily to the CVBG acquisition in the second quarter of 2007. The Company’s return on average assets decreased in 2007 to 0.98% from 1.28% in 2006 as a result of significantly higher loan loss provision in 2007 versus 2006.
Earning assets consist of loans, investment securities and short-term investments that earn interest. Average earning assets during 2008 were $2,590,189, an increase of 16% from an average of $2,239,446 in 2007. The increase in average earnings assets is due primarily to the full year effect in 2008 for the CVBG acquisition that took place in the second quarter of 2007.
Nonperforming loans include nonaccrual loans and loans past due 90 days and still on accrual. The Company has a policy of placing loans 90 days delinquent in nonaccrual status and charging them off at 120 days past due. Other loans past due that are well secured and in the process of collection continue to be carried on the Company’s balance sheet. For further information, see Note 1 of the Notes to Consolidated Financial Statements. The Company has aggressive collection practices in which senior management is significantly and directly involved.
Principally as a result of the Company’s high loan to deposit ratio, the Company maintains an investment portfolio to primarily cover pledging requirements for deposits and borrowings and secondarily as a source of liquidity while modestly adding to earnings. Investments at December 31, 2008 had an amortized cost of $205,310 and a market value of $204,163 as compared to an amortized cost of $234,098 and market value of $236,553 at December 31, 2007. The decrease in available for sales securities from December 31, 2007 to December 31, 2008 is attributable to the sales of the Company’s Mortgage Backed Securities portfolio in the fourth quarter of 2008 due to the risk assessment that this segment of the portfolio exposed the Company to a high level of potential default in 2009. The Company realized a $2,661 net gain on this transaction. The Company invests principally in callable federal agency securities. These callable federal securities will provide a higher yield than non-callable securities with similar maturities. The primary risk involved in callable securities is that they may be called prior to maturity and the call proceeds received would be re-invested at lower yields. In 2008, the Company purchased $100,583 of callable federal agency securities, which have a high likelihood of being called on the first call date, purchased $55,175 of collateralized mortgage obligations, purchased $4,712 of mortgage-backed securities and purchased $20,156 of U.S. Treasury bills. Also in 2008, the Company received $22,506 from the pay down of SBA and mortgage-backed securities, received $63,842 on the maturity of various U.S. agency securities, received $2,413 from the maturity or call of municipal securities held to maturity and received $110 from the call of trust preferred securities. The Company sold $120,565 of mortgage-backed securities in 2008.
The Company’s deposits totaled $2,184,147 at December 31, 2008, which represents an increase of $197,354, or 10%, from $1,986,793 at December 31, 2007. Noninterest bearing demand deposit balances decreased 12% to $176,685 at December 31, 2008 from $201,289 at December 31, 2007. Average interest-bearing deposits increased $356,847, or 22%, to $1,962,998 in 2008 from $1,606,151 in 2007. The increase in average deposits is due primarily to the full year effect in 2008 of the CVBG acquisition in the second quarter of 2007 and the continued success of the Bank’s High Performance Checking Program. In 2007, average interest-bearing deposits increased $471,460, or 42%, over 2006. The 2007 increase in average deposits is due primarily to the effect of the CVBG acquisition in the second quarter of 2007 and the continued success of the Bank’s High Performance Checking Program
Interest paid on deposits in 2008 totaled $58,090, reflecting a 2.96% cost for average interest-bearing deposits of $1,962,998. In 2007, interest of $61,372 was paid at a cost of 3.82% on average deposits of $1,606,151. In 2006, interest of $36,090 was paid at a cost of 3.18% on average deposits of $1,134,691.

Liquidity and Capital Resources
Liquidity. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s primary source of liquidity is dividends paid by the Bank. Applicable Tennessee statutes and regulations impose restrictions on the amount of dividends that may be declared by the Bank. Further, any dividend payments are subject to the continuing ability of the Bank to maintain compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a “well-capitalized” institution. In addition, the Company maintains borrowing availability with the Federal Home Loan Bank of Cincinnati (“FHLB”) approximating $308 at December 31, 2008. The Company also maintains federal funds lines of credit totaling $131,000 at seven correspondent banks of which $131,000 was available at December 31, 2008. The Company believes it has sufficient liquidity to satisfy its current operating needs.
In 2008, operating activities of the Company provided $44,642 of cash flows. Cash flows from operating activities were positively affected by various non-cash items, including (i) $52,810 in provision for loan losses, (ii) $7,030 of depreciation and amortization, and (iii) a $7,028 net loss on OREO and repossessed assets. The increase in accrued interest payable and other liabilities relates to the CVBG acquisition. This was offset in part by (i) a net loss of $5,360, (ii) a decrease of $10,875 in accrued interest payable and other liabilities and (iii) a decrease of $4,374 in deferred tax benefit. In addition, cash flows from operating activities were increased by the proceeds from the sale of held-for-sale loans of $51,962, offset by cash used to originate held-for-sale loans of $49,501.
Investing activities, including lending, provided $73,595 of the Company’s cash flows in 2008, a change of $304,251 from $230,656 used in 2007. Cash flows from investing activities increased from (i) the sale of OREO in the amount of $20,654, (ii) from the excess of maturities and sale of securities available for sale over the purchases of securities in the amount of $32,431, and (iii) the net decrease in loans of $27,754. Investments in premises and equipment of $5,814 were also undertaken in 2008 and reduced cash provided from investing activities.
Net additional cash flows of $14,404 were provided by financing activities, a decrease of $156,961 from $171,365 in 2007. The financing cash flow activity in 2008 with respect to notes payable reflected a net repayment of funds in the amount of $89,342 and during 2007 reflected a net source of funds of $109,120. The Company elected to repay FHLB advances with the raising of funds through deposits. In addition, federal funds purchased and repurchase agreements were reduced by $159,223 during 2008. Cash flow was positively increased by the issuance $72,278 in preferred stock with the TARP program. Cash flows provided by the net change in total deposits were positive at $197,354. As in prior years, the Company’s cash flow from financing activities was decreased by the Company’s dividend payments during 2008 of $6,779 on common stock.
Capital Resources. The Company’s strong capital position is reflected in its shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of the Company’s net worth, soundness and viability. The Company’s capital continued to exceed regulatory requirements at December 31, 2008. Management believes the capital base of the Company allows it to take advantage of business opportunities while maintaining the level of resources deemed appropriate by management of the Company to address business risks inherent in the Company’s daily operations.
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
The Company’s ability to repurchase the trust preferred securities or pay dividends on the trust preferred securities, may be limited as a result of the Company’s participation in the CPP, as described above.
Shareholders’ equity on December 31, 2008 was $381,231, an increase of $58,754, or 18%, from $322,477 on December 31, 2007. The increase in shareholders’ equity arises primarily from the issuance of 72,278 shares of Series A preferred stock for $72,278 to the U.S. Treasury. This increase was offset in part by the net loss available to common shareholders for 2008 of $5,452 (($0.42) per share, assuming dilution) and dividend payments during 2008 that totaled $6,779 ($0.52 per share).
On December 23, 2008 the Company entered into a definitive agreement with the U.S. Treasury. Pursuant to the Agreement, we sold to the U.S. Treasury 72,280 shares of Series A preferred stock, having a liquidation amount equal to $1,000 per share, with an attached warrant (the “Warrant”) to purchase 635,504 shares of our common stock, par value $2.00 per share, for $17.06 per share.
The preferred stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per year, for the first five years, and 9% per year thereafter. Under the original terms of the CPP, the preferred stock could be redeemed with the approval of the Federal Reserve in the first three years with the proceeds from the issuance of certain qualifying Tier 1 capital (a “Qualified Offering”) or after three years at par value plus accrued and unpaid dividends.
The Warrant has a 10-year term with 50% vesting immediately upon issuance and the remaining 50% vesting on January 1, 2010 if the Company does not redeem all of the Series A preferred stock with the proceeds of a Qualified Offering. The Warrant has an exercise price, subject to anti-dilution adjustments, equal to $17.06 per share of common stock.
Under the provisions of the ARRA, the Company is now permitted to redeem the Series A preferred stock at any time, including within the first three years after issuance, without penalty and without the need to raise new Tier 1 capital pursuant to a Qualified Offering, subject to the U.S. Treasury’s consultation with the Company’s appropriate regulatory agency.

Risk-based capital regulations adopted by the FRB and the FDIC require both bank holding companies and banks to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure “Tier 1” capital (consisting of stockholders’ equity, less goodwill) and total capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital. At December 31, 2008, the Company and the Bank each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements. Actual capital levels and minimum levels (in millions) were:

					Minimum Amounts to
					be Well Capitalized
			Minimum Required		Under Prompt
			for Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Actual	Ratio (%)	Actual	Ratio (%)	Actual	Ratio (%)
2008
Total Capital (to Risk Weighted Assets)
Consolidated	$344.0	14.9	$184.8	8.0	$231.1	10.0
Bank	335.8	14.6	184.4	8.0	230.5	10.0
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$315.0	13.6	$92.4	4.0	$138.6	6.0
Bank	306.8	13.3	92.2	4.0	138.3	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$315.0	11.3	$111.9	4.0	$139.9	5.0
Bank	306.8	11.0	111.8	4.0	137.7	5.0

2007
Total Capital (to Risk Weighted Assets)
Consolidated	$280.2	11.5	$194.3	8.0	$242.8	10.0
Bank	270.6	11.1	194.6	8.0	243.3	10.0
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$249.8	10.3	$97.1	4.0	$145.7	6.0
Bank	240.1	9.9	97.3	4.0	146.0	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$249.8	9.0	$111.1	4.0	$138.9	5.0
Bank	240.1	8.7	111.0	4.0	138.8	5.0
Off-Balance Sheet Arrangements
At December 31, 2008, the Company had outstanding unused lines of credit and standby letters of credit totaling $403,179 and unfunded loan commitments outstanding of $18,648. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate federal funds sold or securities available-for-sale or, on a short-term basis, to borrow from the FHLB and/or purchase federal funds from other financial institutions. At December 31, 2008, the Company had accommodations with upstream correspondent banks for unsecured federal funds lines. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about the Company’s commitments as of December 31, 2008, which by their terms have contractual maturity dates subsequent to December 31, 2008:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Commitments to make loans — fixed	$9,221	$—	$—	$—	$9,221
Commitments to make loans — variable	9,427	—	—	—	9,427
Unused lines of credit	194,772	60,051	17,289	84,528	356,640
Letters of credit	29,573	2,679	7,393	6,894	46,539

Total	$242,993	$62,730	$24,682	$91,422	$421,827

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
The Company’s current guidelines for risk management call for preventive measures if a gradual 200 basis point increase or decrease in short-term rates over the next 12 months would affect net interest income over the same period by more than 18.5%. The Company exceeded the upper guideline for a 200 basis point increase in rates by 0.93%, but remained well within the stated guideline for a 200 basis point decrease in rates. The Company contends that the reasons for the upper guideline breach is to strategically maximize net interest income potential for the moment interest rates start to increase. As of December 31, 2008 and 2007, based on the results of the independent consulting firm’s simulation model, the Company could expect net interest income to increase by approximately 19.43% and 11.15%, respectively, if short-term interest rates immediately increase by 200 basis points. Conversely, if short-term interest rates immediately decrease by 200 basis points, net interest income could be expected to decrease by approximately 14.42% and 1.52%, respectively. The primary reason for less exposure in a declining rate environment is attributable to variable rate loan floors being reached in the loan portfolio. Furthermore, the reason the 200 basis point down scenario increased significantly from the prior year was the result of the modeled assumption that time deposit rates would reprice more aggressively than the environment allowed in 2008 as a result of the credit crisis, and the Bank elected to adjust the repricing assumptions of time deposits to match closer to what the Bank experienced in 2008.
The scenario described above, in which net interest income increases when interest rates increase and decreases when interest rates decline, is typically referred to as being “asset sensitive” because interest-earning assets exceed interest-bearing liabilities. At December 31, 2008, approximately 50% of the Company’s gross loans had adjustable rates. While management believes, based on its asset/liability modeling, that the Company is liability sensitive as measured over the one year time horizon, it also believes that a rapid, significant and prolonged increase or decrease in rates could have a substantial adverse impact on the Company’s net interest margin.
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

The Company’s current guidelines for risk management call for preventive measures if an immediate 200 basis point increase or decrease in interest rates would reduce the economic value of equity by more than 23%. The Company has been operating well within these guidelines. As of December 31, 2008 and 2007, based on the results of an independent national consulting firm’s simulation model and reviewed by a separate independent national consulting firm, the Company could expect its economic value of equity to increase by approximately 3.63% and 5.29%, respectively, if short-term interest rates immediately increased by 200 basis points. Conversely, if short-term interest rates immediately decrease by 200 basis points, economic value of equity could be expected to decrease by approximately 12.13% and 12.78%, at December 31, 2008 and 2007, respectively. The lower percentage changes in economic value of equity as of December 31, 2008, compared to December 31, 2007, are primarily related to an increase in variable rate loans meeting floors, as well shorter liability durations.
Disclosure of Contractual Obligations
In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes the Company’s significant fixed and determinable contractual obligations as of December 31, 2008:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Certificate of deposits	$1,283,669	$121,834	$3,812	$3,934	$1,413,249
Federal funds purchased	—	—	—	—	—
Repurchase agreements	35,302	—	—	—	35,302
FHLB advances and notes payable	29,928	52,845	65,918	80,658	229,349
Subordinated debentures	—	—	—	88,662	88,662
Operating lease obligations	1,300	1,887	1,361	1,483	6,031
Deferred compensation	1,919	—	—	2,026	3,945
Purchase obligations	203	—	—	—	203

Total	$1,352,321	$176,566	$71,091	$176,763	$1,776,741

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
Effect of New Accounting Standards
In November 2007, the SEC issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

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
In September 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States (the GAAP hierarchy). The hierarchical guidance provided by SFAS No. 162 did not have a significant impact on our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth on pages 41 through 43 of Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Asset/Liability Management” is incorporated herein by reference.

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
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2008.
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
Dixon Hughes PLLC, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2008, and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, which is included herein on page 45.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE BOARD OF DIRECTORS
GREEN BANKSHARES, INC.
We have audited Green Bankshares, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Green Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Green Bankshares, Inc. and subsidiaries as of December 31, 2008 and 2007 and for each of the years in the three-year period ended December 31, 2008, and our report dated March 13, 2009, expressed an unqualified opinion on those consolidated financial statements. Our report on the consolidated financial statements referred to above refers to the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes in 2007.
/s/ Dixon Hughes PLLC
Atlanta, Georgia
March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BOARD OF DIRECTORS AND SHAREHOLDERS
GREEN BANKSHARES, INC.
We have audited the accompanying consolidated balance sheets of Green Bankshares, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Bankshares, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 10 to the consolidated financial statements, effective January 1, 2007, Green Bankshares, Inc. adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Green Bankshares, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2009 expressed an unqualified opinion thereon.
/s/ Dixon Hughes PLLC

Atlanta, Georgia
March 13, 2009

GREEN BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(Amounts in thousands, except share and per share data)

	2008	2007

ASSETS
Cash and due from banks	$193,095	$65,717
Federal funds sold	5,263	—

Cash and cash equivalents	198,358	65,717
Securities available for sale	203,562	235,273
Securities held to maturity (with a market value of $601 and $1,280)	657	1,303
Loans held for sale	442	2,331
Loans, net of unearned interest	2,223,390	2,356,376
Allowance for loan losses	(48,811)	(34,111)
Other real estate owned and repossessed assets	45,371	4,859
Premises and equipment, net	83,359	82,697
FHLB and other stock, at cost	13,030	12,322
Cash surrender value of life insurance	29,539	28,466
Goodwill	143,389	143,140
Core deposit and other intangibles	12,085	14,687
Other assets	40,300	34,681

Total assets	$2,944,671	$2,947,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Noninterest-bearing deposits	$176,685	$201,289
Interest-bearing deposits	2,007,462	1,785,504

Total deposits	2,184,147	1,986,793

Federal funds purchased	—	87,787
Repurchase agreements	35,302	106,738
FHLB advances and notes payable	229,349	318,690
Subordinated debentures	88,662	88,662
Accrued interest payable and other liabilities	25,980	36,594

Total liabilities	$2,563,440	$2,625,264

Shareholders’ equity
Preferred stock: no par, 1,000,000 shares authorized, 72,278 and -0- shares outstanding	$65,346	$—
Common stock: $2 par, 20,000,000 shares authorized, 13,112,687 and 12,931,015 shares outstanding	26,225	25,862
Common stock warrants	6,934	—
Additional paid-in capital	187,742	185,170
Retained earnings	95,647	109,938
Accumulated other comprehensive income (loss)	(663)	1,507

Total shareholders’ equity	381,231	322,477

Total liabilities and shareholders’ equity	$2,944,671	$2,947,741

See accompanying notes.

GREEN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2008, 2007 and 2006
(Amounts in thousands, except share and per share data)

	2008	2007	2006
Interest income
Interest and fees on loans	$155,627	$166,673	$114,493
Taxable securities	12,770	8,415	2,273
Nontaxable securities	1,297	867	108
FHLB and other stock	647	617	345
Federal funds sold and other	175	54	138

Total interest income	170,516	176,626	117,357

Interest expense
Deposits	58,090	61,372	36,090
Federal funds purchased and repurchase agreements	2,111	4,183	1,469
FHLB advances and notes payable	10,735	11,905	6,798
Subordinated debentures	4,555	4,513	1,043

Total interest expense	75,491	81,973	45,400

Net interest income	95,025	94,653	71,957

Provision for loan losses	52,810	14,483	5,507

Net interest income after provision for loan losses	42,215	80,170	66,450

Noninterest income
Service charges on deposit accounts	23,176	19,169	13,217
Other charges and fees	2,192	2,012	1,830
Trust and investment services income	1,878	2,019	2,057
Mortgage banking income	804	1,524	1,116
Net gain (loss) on the sale of securities	2,661	(41)	(8)
Other income	2,903	2,919	2,498

Total noninterest income	33,614	27,602	20,710

Noninterest expense
Employee compensation	33,615	31,132	22,629
Employee benefits	4,788	4,359	3,679
Occupancy expense	6,900	5,711	4,285
Equipment expense	3,555	2,618	2,130
Computer hardware/software expense	2,752	2,169	1,823
Professional services	2,069	2,184	1,596
Advertising	3,538	2,736	2,584
Loss (gain) on OREO and repossessed assets	7,028	(76)	559
Core deposit and other intangibles amortization	2,602	2,011	1,082
Other expenses	18,990	16,408	12,341

Total noninterest expense	85,837	69,252	52,708

Income (loss) before income taxes	(10,008)	38,520	34,452

Provision (benefit) for income taxes	(4,648)	14,146	13,190

Net income (loss)	$(5,360)	24,374	$21,262

Preferred stock dividends and accretion of discount on warrants	92	—	—

Net income (loss) available to common shareholders	$(5,452)	$24,374	$21,262

Earnings per share:
Basic	$(0.42)	$2.07	$2.17
Diluted	(0.42)	2.07	2.14
See accompanying notes.

GREEN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2008, 2007 and 2006
(Amounts in thousands, except share and per share data)

				Warrants			Accumulated
				For	Additional		Other	Total
	Preferred	Common Stock		Common	Paid-in	Retained	Comprehensive	Shareholders’
	Stock	Shares	Amount	Stock	Capital	Earnings	Income(Loss)	Equity
Balance, January 1, 2006	$—	9,766,336	$19,533	$—	$70,700	$78,158	$(370)	$168,021

Common stock transactions:
Exercise of shares under stock option plan	—	49,264	99	—	839	—	—	938
Common stock exchanged for exercised stock options	—	(4,733)	(10)	—	(167)	—	—	(177)
Stock-based compensation	—	—	—	—	354	—	—	354
Stock option tax benefit	—	—	—	—	102	—	—	102
Dividends paid ($.64 per share)	—	—	—	—	—	(6,270)	—	(6,270)
Comprehensive income:
Net income	—	—	—	—	—	21,262	—	21,262

Change in unrealized gains (losses), net of reclassification and taxes	—	—	—	—	—	—	241	241

Total comprehensive income								21,503

Balance, December 31, 2006	—	9,810,867	19,622	—	71,828	93,150	(129)	184,471

Common stock transactions:
Issuance of shares in acquisition	—	3,091,495	6,183	—	112,292	—	—	118,475
Exercise of shares under stock option plan	—	38,529	77	—	743	—	—	820
Common stock exchanged for exercised stock options	—	(9,876)	(20)	—	(303)	—	—	(323)
Stock-based compensation	—	—	—	—	472	—	—	472
Stock option tax benefit	—	—	—	—	138	—	—	138
Implementation of FIN 48	—	—	—	—	—	800	—	800
Dividends paid ($.68 per share)	—	—	—	—	—	(8,386)	—	(8,386)
Comprehensive income:
Net income	—	—	—	—	—	24,374	—	24,374
Change in unrealized gains (losses), net of reclassification and taxes	—	—	—	—	—	—	1,636	1,636

Total comprehensive income								26,010

Balance, December 31, 2007	—	12,931,015	25,862	—	185,170	109,938	1,507	322,477

Preferred stock transactions:
Issuance of 72,278 shares of preferred stock	72,278	—	—	—	—	—	—	72,278
Discount associated with 635,504 common stock warrants issued with preferred stock	(6,934)	—	—	6,934	—	—	—	—
Accretion of preferred stock discount	2	—	—	—	—	(2)	—	—
Preferred stock dividends accrued	—	—	—	—	—	(90)	—	(90)
Common stock transactions:
Exercise of shares under stock option plan	—	9,759	19	—	201	—	—	220
Common stock exchanged for exercised stock options	—	(7,991)	(16)	—	(93)	—	—	(109)
Issuance of restricted common shares		60,907	122		(122)	—	—	—
Stock dividend	—	118,997	238	—	1,822	(2,060) -	—	—
Compensation expense:
Stock options	—	—	—	—	456		—	456
Restricted stock	—	—	—	—	303		—	303
Stock option tax benefit	—	—	—	—	5	—	—	5
Dividends paid ($.52 per share)	—	—	—	—	—	(6,779)	—	(6,779)
Comprehensive income:
Net income	—	—	—	—	—	(5,360)	—	(5,360)
Change in unrealized gains (losses), net of reclassification and taxes	—	—	—	—	—	—	(2,170)	(2,170)

Total comprehensive income								(7,530)

Balance, December 31, 2008	$65,346	13,112,687	$26,225	$6,934	$187,742	$95,647	$(663)	$381,231

See accompanying notes.

GREEN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2008, 2007 and 2006
(Amounts in thousands)

	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$(5,360)	$24,374	$21,262
Adjustments to reconcile net income to net cash provided from operating activities
Provision for loan losses	52,810	14,483	5,507
Depreciation and amortization	7,030	5,786	4,143
Security amortization and accretion, net	(983)	(637)	(42)
Write down of investment for impairment	174	—	—
(Gain) loss on sale of securities	(2,661)	41	8
FHLB stock dividends	(464)	—	(341)
Net gain on sale of mortgage loans	(573)	(1,205)	(869)
Originations of mortgage loans held for sale	(49,501)	(74,994)	(66,964)
Proceeds from sales of mortgage loans	51,962	84,282	68,747
Increase in cash surrender value of life insurance	(1,073)	(938)	(761)
Net losses from sales of fixed assets	665	86	1
Stock-based compensation expense	759	472	354
Net (gain) loss on OREO and repossessed assets	7,028	(76)	(69)
Deferred tax benefit	(4,374)	(1,111)	(499)
Net changes:
Other assets	78	(6,834)	(4,534)
Accrued interest payable and other liabilities	(10,875)	10,639	2,472

Net cash provided from operating activities	44,642	54,368	28,415
Cash flows from investing activities
Purchase of securities available for sale	(180,626)	(30,160)	(13,936)
Proceeds from sale of securities available for sale	123,701	2,230	1,979
Proceeds from maturities of securities available for sale	88,711	33,762	23,507
Proceeds from sale of securities held to maturity	—	496	—
Proceeds from maturities of securities held to maturity	645	745	835
Purchase of life insurance	—	—	(652)
Purchase of FHLB stock	(417)	(2,304)	—
Net change in loans	27,754	(203,894)	(167,453)
Net cash paid in acquisitions	—	(24,611)	—
Proceeds from sale of other real estate	20,654	4,080	5,469
Improvements to other real estate	(1,071)	(32)	(47)
Proceeds from sale of fixed assets	58	175	48
Premises and equipment expenditures	(5,814)	(11,143)	(10,383)

Net cash provided (used) in investing activities	73,595	(230,656)	(160,633)
Cash flows from financing activities
Net change in deposits	197,354	(44,806)	36,626
Net change in federal funds purchased and repurchase agreements	(159,223)	57,070	24,667
Tax benefit resulting from stock options	5	138	126
Proceeds from FHLB advances and notes payable	20,916	189,500	446,321
Proceeds from subordinated debentures	—	57,732	—
Repayment of FHLB advances and notes payable	(110,258)	(80,380)	(373,896)
Common stock dividends paid	(6,779)	(8,386)	(6,270)
Proceeds from issuance of preferred stock	72,278	—	—
Proceeds from issuance of common stock	111	497	761

Net cash provided from financing activities	14,404	171,365	128,335

Net change in cash and cash equivalents	132,641	(4,923)	(3,883)
Cash and cash equivalents, beginning of year	65,717	70,640	74,523

Cash and cash equivalents, end of year	$198,358	$65,717	$70,640

Supplemental disclosures — cash and noncash
Interest paid	$77,761	$76,385	$44,424
Income taxes paid	5,674	17,225	13,154
Loans converted to other real estate	37,991	7,955	5,095
Unrealized (loss) gain on available for sale securities, net of tax	(1,905)	1,636	241
Fair value of assets acquired	—	1,011,590	—
Fair value of liabilities assumed	—	847,322	—
See accompanying notes.

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2008, 2007 and 2006
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
December 31, 2008, 2007 and 2006
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
Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at the lower of cost or market less estimated cost to sell when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.
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
Mortgage Banking Activities: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. The Company controls its interest rate risk with respect to mortgage loans held for sale and loan commitments expected to close by usually entering into agreements to sell loans. The Company records loan commitments related to the origination of mortgage loans held for sale as derivative instruments. The Company’s commitments are for fixed rated mortgage loans, generally last 60 to 90 days and are at market rates when initiated. The Company had $3,511 in outstanding loan commitment derivatives at December 31, 2008. The aggregate market value of mortgage loans held for sale takes into account the sales prices of such agreements. The Company also provides currently for any losses on uncovered commitments to lend or sell. The Company sells mortgage loans servicing released.
Bank Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at its cash surrender value or the amount that can be realized.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2008, 2007 and 2006
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
Other intangible assets consist of mortgage servicing rights (“MSR’s”). MSR’s represent the cost of acquiring the rights to service mortgage loans and the Company does not intend to further pursue this line of business. MSR’s are amortized based on the principal reduction of the underlying loans. The Company is obligated to service the unpaid principal balances of these loans, which was approximately $55 million as of December 31, 2008. The Company pays a third party subcontractor to perform servicing and escrow functions with respect to loans sold with retained servicing. MSR’s will be assessed at least annually for impairment.
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
Stock Compensation: Compensation cost for stock-based payments is measured based on the fair value of the award, which most commonly includes restricted stock (i.e., unvested common stock) and stock options, at the grant date and is recognized in the consolidated financial statements on a straight-line basis over the requisite service period for service-based awards. The fair value of restricted stock is determined based on the price of GreenBank’s common stock on the date of grant. The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model and related assumptions.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2008, 2007 and 2006
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Earnings Per Common Share: Basic earnings per common share are net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings available to common shareholders per common share includes the dilutive effect of additional potential common shares issuable under stock options, unvested restricted stock awards and stock warrants associated with the U.S. Treasury Capital Purchase Program.
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity. Comprehensive income is presented in the consolidated statements of changes in shareholders’ equity.
Recent Accounting Pronouncements: In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.
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
December 31, 2008, 2007 and 2006
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other U.S. Generally Accepted Accounting Principles (“GAAP”). This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.
Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the financial statements.
Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $17,762 and $25,632 was required to meet regulatory reserve and clearing requirements at year-end 2008 and 2007. These balances do not earn interest.
Segments: Internal financial reporting is primarily reported and aggregated in five lines of business: banking, mortgage banking, consumer finance, subprime automobile lending, and title insurance. Banking accounts for 95.2% of revenues for 2008.
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
Reclassifications: Certain items in prior year financial statements have been reclassified to conform to the 2008 presentation. These reclassifications had no effect on net income or shareholders’ equity as previously reported.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2008, 2007 and 2006
NOTE 2 — SECURITIES
Securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
2008
U.S. government agencies	$98,143	$685	$(22)	$98,806
Obligations of states and political subdivisions	32,641	139	(976)	31,804
Mortgage-backed	70,915	945	(1,401)	70,459
Trust preferred securities	2,954	—	(461)	2,493

	$204,653	$1,769	$(2,860)	$203,562

2007
U.S. government agencies	$41,287	$453	$(3)	$41,737
Obligations of states and political subdivisions	34,150	310	(72)	34,388
Mortgage-backed	154,264	2,044	(137)	156,171
Trust preferred securities	3,094	—	(117)	2,977

	$232,795	$2,807	$(329)	$235,273

Held to Maturity
2008
Obligations of states and political subdivisions	$404	$7	$—	$411
Other securities	253	—	(63)	190

	$657	$7	$(63)	$601

2007
Obligations of states and political subdivisions	$1,049	$8	$(1)	$1,056
Other securities	254	—	(30)	224

	$1,303	$8	$(31)	$1,280

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2008, 2007 and 2006
NOTE 2 — SECURITIES (Continued)
Contractual maturities of securities at year-end 2008 are shown below. Securities not due at a single maturity date, collateralized mortgage obligations and mortgage-backed securities are shown separately.

	Available for Sale	Held to Maturity
	Fair	Carrying	Fair
	Value	Amount	Value

Due in one year or less	$156	$—	$—
Due after one year through five years	2,625	657	601
Due after five years through ten years	57,951	—	—
Due after ten years	72,372	—	—
Collateralized mortgage obligations	68,372	—	—
Mortgage-backed securities	2,086	—	—

Total maturities	$203,562	$657	$601

Gross gains and (losses) of $2,661, ($41) and ($8) were recognized in 2008, 2007 and 2006, respectively, from proceeds of $123,701, $2,726 and $1,979, respectively, on the sale of securities available for sale and held to maturity.
Securities with a carrying value of $181,683 and $212,633 at year-end 2008 and 2007 were pledged for public deposits and securities sold under agreements to repurchase and to the Federal Reserve Bank.
Securities with unrealized losses at year-end 2008 and 2007 not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
2008
U. S. government agencies	$977	$(22)	$—	$—	$977	$(22)
Obligations of states and political subdivisions	18,445	(838)	643	(139)	19,088	(977)
Other securities	1,210	(14)	1,474	(509)	2,684	(523)
Collateralized mortgage obligations	8,721	(1,310)	—	—	8,721	(1,310)
Mortgage-backed securities	640	(24)	1,446	(67)	2,086	(91)

Total temporarily impaired	$29,993	$(2,208)	$3,563	$(715)	$33,556	$(2,923)

2007
U. S. government agencies	$—	$—	$497	$(3)	$497	$(3)
Obligations of states and political subdivisions	3,042	(66)	899	(7)	3,941	(73)
Other securities	2,998	(117)	224	(30)	3,222	(147)
Collateralized mortgage obligations	4,246	(43)	—	—	4,246	(43)
Mortgage-backed securities	1,262	(2)	5,513	(92)	6,775	(94)

Total temporarily impaired	$11,548	$(228)	$7,133	$(132)	$18,681	$(360)

Securities in a loss position are evaluated for other-than-temporary impairment, considering such factors as the length of time and the extent to which the market value has been below cost, the credit standing of the issuer, and the Company’s ability and intent to hold the security until its market value recovers. Management does not believe any individual unrealized loss represented other-than-temporary impairment as of December 31, 2008 or 2007. During 2008 the Company recognized a write-down of $174, representing other-than-temporary impairment, related to an equity security held by the Bank.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2008, 2007 and 2006
NOTE 3 — LOANS
Loans at year-end were as follows:

	2008	2007

Commercial real estate	$1,430,225	$1,549,457
Residential real estate	397,922	398,779
Commercial	315,099	320,264
Consumer	89,733	97,635
Other	4,656	3,871
Unearned interest	(14,245)	(13,630)

Loans, net of unearned interest	$2,223,390	$2,356,376

Allowance for loan losses	$(48,811)	$(34,111)

Activity in the allowance for loan losses is as follows:

	2008	2007	2006

Beginning balance	$34,111	$22,302	$19,739
Reserve acquired in acquisition	—	9,022	—
Provision for loan losses	52,810	14,483	5,507
Loans charged off	(41,269)	(13,471)	(4,357)
Recoveries of loans charged off	3,159	1,775	1,413

Balance, end of year	$48,811	$34,111	$22,302

Impaired loans were as follows:

	2008	2007	2006

Loans with no allowance allocated	$29,602	$—	$—
Loans with allowance allocated	$17,613	$36,267	$5,067
Amount of allowance allocated	2,651	5,440	760
Average impaired loan balance during the year	48,347	16,276	6,897
Interest income not recognized during impairment	619	237	207
Interest income actually recognized on these loans during 2008 and 2007 was $2,135 and $1,977, respectively, and this interest income was not significant during 2006.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2008, 2007 and 2006
NOTE 3 — LOANS (Continued)
Nonperforming loans were as follows:

	2008	2007

Loans past due 90 days still on accrual	$509	$18
Nonaccrual loans	30,926	32,060

Total	$31,435	$32,078

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
The aggregate amount of loans to executive officers and directors of the Company and their related interests was approximately $18,355 and $15,502 at year-end 2008 and 2007, respectively. During 2008 and 2007, new loans aggregating approximately $30,560 and $27,087, respectively, and amounts collected of approximately $27,707 and $22,714, respectively, were transacted with such parties.
NOTE 4 — FAIR VALUE DISCLOSURES
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
December 31, 2008, 2007 and 2006
NOTE 4 — FAIR VALUE DISCLOSURES (Continued)
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
Impaired Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2008, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
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
December 31, 2008, 2007 and 2006
NOTE 4 — FAIR VALUE DISCLOSURES (Continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Below is a table that presents information about certain assets and liabilities measured at fair value:

December 31, 2008
Total Carrying
Amount in
				Statement of	Assets/Liabilities
	Fair Value Measurement Using			Financial	Measured at Fair
Description	Level 1	Level 2	Level 3	Position	Value

Securities available for sale	$—	$203,652	$—	$203,652	$203,652
Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below.

December 31, 2008
Total Carrying
Amount in
				Statement of	Assets/Liabilities
	Fair Value Measurement Using			Financial	Measured at Fair
Description	Level 1	Level 2	Level 3	Position	Value

Impaired Loans	$—	$—	$43,364	$43,364	$43,364
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2008, 2007 and 2006
NOTE 4 — FAIR VALUE DISCLOSURES (Continued)
The carrying value and estimated fair value of the Company’s financial instruments are as follows at year-end 2008 and 2007.

	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$198,358	$198,358	$65,717	$65,717
Securities available for sale	203,562	203,562	235,273	235,273
Securities held to maturity	657	601	1,303	1,280
Loans held for sale	442	445	2,331	2,355
Loans, net	2,174,579	2,135,732	2,322,265	2,304,194
FHLB, Bankers Bank and other stock	13,030	13,030	12,322	12,322
Cash surrender value of life insurance	29,539	29,539	28,466	28,466
Accrued interest receivable	10,808	10,808	13,532	13,532

Financial liabilities:
Deposit accounts	$2,184,147	$2,195,459	$1,986,793	$1,985,482
Federal funds purchased and repurchase agreements	35,302	35,302	194,525	194,525
FHLB Advances and notes payable	229,349	232,731	318,690	320,661
Subordinated debentures	88,662	74,570	88,662	87,599
Accrued interest payable	6,828	6,828	9,098	9,098
The following methods and assumptions were used to estimate the fair values for financial instruments that are not disclosed under SFAS No. 157. The carrying amount is considered to estimate fair value for cash and short-term instruments, demand deposits, liabilities for repurchase agreements, variable rate loans or deposits that reprice frequently and fully, and accrued interest receivable and payable. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, the fair value is estimated by discounted cash flow analysis using current market rates for the estimated life and credit risk. Liabilities for FHLB advances and notes payable are estimated using rates of debt with similar terms and remaining maturities. The fair value of off-balance sheet items is based on the current fees or costs that would be charged to enter into or terminate such arrangements, which is not material. The fair value of commitments to sell loans is based on the difference between the interest rates committed to sell at and the quoted secondary market price for similar loans, which is not material.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2008, 2007 and 2006
NOTE 5 — PREMISES AND EQUIPMENT
Year-end premises and equipment follows:

	2008	2007

Land	$18,453	$18,151
Premises	59,789	56,100
Leasehold improvements	3,055	2,551
Furniture, fixtures and equipment	24,117	22,678
Automobiles	122	122
Construction in progress	2,533	4,334

	108,069	103,936
Accumulated depreciation	(24,710)	(21,239)

	$83,359	$82,697

Rent expense for operating leases was $1,216 for 2008, $1,087 for 2007, and $721 for 2006. Rent commitments under noncancelable operating leases were as follows, before considering renewal options that generally are present:

2009	$1,300
2010	995
2011	892
2012	777
2013	585
Thereafter	1,482

Total	$6,031

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2008, 2007 and 2006
NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The change in the amount of goodwill is as follows:

	2008	2007
Beginning of year	$143,140	$31,327
Goodwill from acquisition during year	—	111,813
Adjustment to Goodwill[1]	249	—

End of year	$143,389	$143,140

[1]	Goodwill was adjusted for a correction of a deferred tax asset associated with the CVBG acquisition in 2007.
Goodwill was no longer amortized starting in 2002; however, it is evaluated annually for impairment and no impairment was recognized in 2008, 2007, or 2006.
In conjunction with significant acquisitions, the Company engages a third party to assist management in the valuation of financial assets acquired and liabilities assumed. Annually thereafter, the goodwill and intangible assets are evaluated for impairment. An impairment loss is recognized to the extent that the carrying value is determined to exceed the asset’s fair value. The impairment analysis is a two step process. First, a comparison of the reporting unit’s estimated fair value is compared to its carrying value, including goodwill, and if the estimated fair value of the reporting unit exceeds its carrying value, goodwill is deemed to be non-impaired. If the first step is not successfully achieved, a second step involving the calculation of an implied fair value, as determined in a manner similar to the amount of the goodwill calculated in a business combination is conducted. This second step process involves the measurement of the excess of the estimated fair value over the aggregate estimated fair value as if the reporting unit was being acquired in a business combination. Based on the results and analysis of the step one assessment, management determined that as of December 31, 2008 there was no implied impairment of goodwill.
Core deposit and other intangible
The change in core deposit and other intangible is as follows:

Core deposit intangibles	2008	2007
Beginning of year	$13,991	$7,213
Core deposit intangibles from acquisition during year	—	8,740
Accumulated amortization, beginning of year	(5,805)	(3,843)
Amortization	(2,499)	(1,962)

Accumulated amortization, end of year	(8,304)	(5,805)

End of year	$11,492	$13,991

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2008, 2007 and 2006
NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Other intangibles	2008	2007
Beginning of year	$696	$—
Mortgage servicing rights from acquisition during year	—	745
Accumulated amortization, beginning of year	(49)	—
Amortization	(103)	(49)

Accumulated amortization, end of year	(152)	(49)

End of year	$593	$696

Estimated amortization expense for each of the next five years is as follows:

2009	$2,599
2010	2,595
2011	2,541
2012	2,411
2013	1,728

Total	$11,874

NOTE 7 — DEPOSITS
Deposits at year-end were as follows:

	2008	2007
Noninterest-bearing demand deposits	$176,685	$201,289
Interest-bearing demand deposits	531,983	598,984
Savings deposits	62,230	72,277
Time deposits	1,413,249	1,114,243

Total deposits	$2,184,147	$1,986,793

Time deposits of $100 or more were $767,240 and $552,963 at year-end 2008 and 2007, respectively.
Scheduled maturities of all time deposits for the next five years and thereafter were as follows:

2009	$1,283,669
2010	102,165
2011	19,669
2012	2,511
2013	1,301
Thereafter	3,934
The aggregate amount of deposits of executive officers and directors of the Company and their related interests was approximately $3,480 and $5,018 at year-end 2008 and 2007, respectively.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2008, 2007 and 2006
NOTE 8 — BORROWINGS
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
Information concerning securities sold under agreements to repurchase at year-end 2008, 2007 and 2006 is as follows:

	2008	2007	2006

Average balance during the year	$74,881	$70,601	$22,424
Average interest rate during the year	1.57%	4.06%	4.13%
Maximum month-end balance during the year	$98,925	$114,045	$26,753
Weighted average interest rate at year-end	0.10%	3.25%	4.08%
FHLB advances and notes payable consist of the following at year-end:

	2008	2007

Short-term borrowings
Fixed rate FHLB advance, 4.04% Maturing December 2009	$10,000	$—

Variable rate FHLB advances at 5.49% to 5.76% Maturing November 2009 and December 2009	19,500	10,000

Fixed rate FHLB advances, 3.90% to 6.10% Matured January 2008 and July 2008	—	99,409

Total short-term borrowings	29,500	109,409

Long-term borrowings
Fixed rate FHLB advances, from 1.50% to 6.35%, Various maturities through July 2023	162,849	152,781

Variable rate FHLB advances, from 5.00% to 5.75%, Maturities from January 2010 to December 2010	37,000	56,500

Total long-term borrowings	199,849	209,281

Total borrowings	$229,349	$318,690

Each advance is payable at its maturity date; however, prepayment penalties are required if paid before maturity. The fixed rate advances include $155,000 of advances that are callable by the FHLB under certain circumstances. The variable rate advances are convertible to a 3-month LIBOR rate at the discretion of the FHLB. The advances are collateralized by a required blanket pledge of qualifying mortgage, commercial, agricultural and home equity lines of credit loans and securities totaling $566,297 and $621,428 at year-end 2008 and 2007, respectively.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2008, 2007 and 2006
NOTE 8 — BORROWINGS (Continued)
Scheduled maturities of FHLB advances and notes payable over the next five years and thereafter are as follows:

Total

2009	$29,928
2010	37,413
2011	15,432
2012	65,451
2013	467
Thereafter	80,658

$229,349

At year-end 2008, the Company had approximately $131,000 of federal funds lines of credit available from correspondent institutions, $308 in unused lines of credit with the FHLB, and $45,250 of letters of credit with the FHLB.
In September 2003, the Company formed Greene County Capital Trust I (“GC Trust I”). GC Trust I issued $10,000 of variable rate trust preferred securities as part of a pooled offering of such securities. The Company issued $10,310 subordinated debentures to the GC Trust I in exchange for the proceeds of the offering, which debentures represent the sole asset of GC Trust I. The debentures pay interest quarterly at the three-month LIBOR plus 2.85% adjusted quarterly (7.67% and 8.09% at year-end 2008 and 2007, respectively). Subject to the limitations on repurchases resulting from the Company’s participation in the CPP, the Company may redeem the subordinated debentures, in whole or in part, beginning October 2008 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2033.
In June 2005, the Company formed Greene County Capital Trust II (“GC Trust II”). GC Trust II issued $3,000 of variable rate trust preferred securities as part of a pooled offering of such securities. The Company issued $3,093 subordinated debentures to the GC Trust II in exchange for the proceeds of the offering, which debentures represent the sole asset of GC Trust II. The debentures pay interest quarterly at the three-month LIBOR plus 1.68% adjusted quarterly (3.68% and 6.67% at year-end 2008 and 2007, respectively). Subject to the limitations on repurchases resulting from the Company’s participation in the CPP, the Company may redeem the subordinated debentures, in whole or in part, beginning September 2010 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2035.
In May 2007, the Company formed GreenBank Capital Trust I (“GB Trust I”). GB Trust I issued $56,000 of variable rate trust preferred securities as part of a pooled offering of such securities. The Company issued $57,732 subordinated debentures to the GB Trust I in exchange for the proceeds of the offering, which debentures represent the sole asset of GB Trust I. The debentures pay interest quarterly at the three-month LIBOR plus 1.65% adjusted quarterly (3.65% and 6.64% at year-end 2008 and 2007). Subject to the limitations on repurchases resulting from the Company’s participation in the CPP, the Company may redeem the subordinated debentures, in whole or in part, beginning June 2012 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2037.
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
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2008, 2007 and 2006
NOTE 8 — BORROWINGS (Continued)
In December 2005 CS Trust I issued $13,000 of variable rate trust preferred securities as part of a pooled offering of such securities. CVBG issued $13,403 subordinated debentures to the CS Trust I in exchange for the proceeds of the offering, which debentures represent the sole asset of CS Trust I. The debentures pay interest quarterly at the three-month LIBOR plus 1.54% adjusted quarterly (3.54% and 6.53% at year-end 2008 and 2007). Subject to the limitations on repurchases resulting from the Company’s participation in the CPP, the Company may redeem the subordinated debentures, in whole or in part, beginning March 2011 at a price of 100% of face value. The subordinated debentures must be redeemed no later than March 2036.
In July 2001 CCS Trust II issued $4,000 of variable rate trust preferred securities as part of a pooled offering of such securities. CVBG issued $4,124 subordinated debentures to the CCS Trust II in exchange for the proceeds of the offering, which debentures represent the sole asset of CCS Trust II. The debentures pay interest quarterly at the three-month LIBOR plus 3.58% adjusted quarterly (7.00% and 8.54% at year-end 2008 and 2007). Subject to the limitations on repurchases resulting from the Company’s participation in the CPP, as of July 2007 the Company may redeem the subordinated debentures, in whole or in part at a price of 100% of face value. The subordinated debentures must be redeemed no later than July 2031.
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
NOTE 9 — BENEFIT PLANS
The Company has a profit sharing plan which allows employees to contribute from 1% to 20% of their compensation. The Company contributes an additional amount at a discretionary rate established annually by the Board of Directors. Company contributions to the Plan were $1,535, $1,320 and $999 for 2008, 2007 and 2006, respectively.
Directors have deferred some of their fees for future payment, including interest. The amount accrued for deferred compensation was $2,847 and $2,823 at year-end 2008 and 2007. Amounts expensed under the Plan were $207, $330 and $350 during 2008, 2007, and 2006, respectively. The Company uses a formula which provides an annual earnings crediting rate based on 75% of the annual return on average stockholders’ equity, for the year then ended, on balances in the Plan until the director experiences a separation from service, and, thereafter, at an earnings crediting rate of 56.25% of the Company’s return on average stockholders’ equity for the year then ending. The return on annual shareholders’ equity was negative in 2008 and no earnings were credited for 2008. Also certain officers of the Company are participants under a Supplemental Executive Retirement Plan. The amount accrued for future payments under this Plan was $1,098 and $815 at year-end 2008 and 2007, respectively. Amounts expensed under the Plan were $283, $253 and $236 during 2008, 2007 and 2006, respectively. Related to these plans, the Company purchased single premium life insurance contracts on the lives of the related participants. The cash surrender value of these contracts is recorded as an asset of the Company.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2008, 2007 and 2006
NOTE 10 — INCOME TAXES
Income tax expense is summarized as follows:

	2008	2007	2006

Current — federal	$(221)	$13,161	$11,424
Current — state	(53)	2,096	2,265
Deferred — federal	(3,649)	(927)	(416)
Deferred — state	(725)	(184)	(83)

	$(4,648)	$14,146	$13,190

Deferred income taxes reflect the effect of “temporary differences” between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws. The tax effects of the primary temporary differences giving rise to the Company’s net deferred tax assets and liabilities are as follows:

	2008		2007
	Assets	Liabilities	Assets	Liabilities

Allowance for loan losses	$19,146	$—	$13,380	$—
Deferred compensation	1,962	—	1,653	—
Purchase accounting adjustments	815	—	1,219	—
Depreciation	—	(2,059)	—	(1,771)
FHLB dividends	—	(1,717)	—	(1,476)
Core deposit intangible	—	(5,371)	—	(6,102)
Unrealized (gain) loss on securities	428	—	—	(972)
Other	—	(708)	868	—

Total deferred income taxes	$22,351	$(9,855)	$17,120	$(10,321)

No valuation allowances were required relating to deferred tax assets at December 31, 2008 and 2007.
A reconciliation of expected income tax expense at the statutory federal income tax rate of 35% with the actual effective income tax rates is as follows:

	2008	2007	2006

Statutory federal tax rate	(35.0%)	35.0%	35.0%
State income tax, net of federal benefit	(5.2)	3.2	4.1
Tax exempt income	(8.0)	(2.7)	(0.7)
Other	1.8	1.2	(0.1)

	(46.4%)	36.7%	38.3%

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
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2008, 2007 and 2006
NOTE 10 — INCOME TAXES (Continued)
A reconciliation of the beginning and ending amount of unrecognized income tax benefits for 2007 follows:

2007

Unrecognized tax benefits at the beginning of the year	$475
Additional based on tax positions related to current year	—
Additional based on tax positions related to prior years	—
Reduction based on lapse of statute	(400)
Settlements	(75)

Unrecognized tax benefits at the end of the year	$—

The Company had no unrecognized tax benefits related to Federal or State income tax matters as of December 31, 2008.
The Company recognizes accrued interest and penalties related to uncertain tax positions in tax expense. At the date of adoption of FIN 48, the Company had recognized approximately $150 for the payment of interest and penalties.
A federal net operating loss of $2.3 million remains in connection with the CVBG acquisition. The carryforward loss will expire in 2026.
The Company’s Federal returns are open and subject to examination for the years of 2005, 2006 and 2007. The Company’s State returns are open and subject to examination for the years of 2005, 2006 and 2007.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2008, 2007 and 2006
NOTE 11 — COMMITMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
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
Financial instruments with off-balance-sheet risk were as follows at year-end:

	2008	2007

Commitments to make loans — fixed	$9,221	$7,837
Commitments to make loans — variable	9,427	23,843
Unused lines of credit	356,640	704,729
Letters of credit	46,539	58,615
The fixed rate loan commitments have interest rates ranging from 5.00% to 9.79% and maturities ranging from one-month to fifteen years. Letters of credit are considered financial guarantees under FASB Interpretation No. 45. These instruments are carried at fair value, which was immaterial at year-end 2008 and 2007.
NOTE 12 — CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS
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
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2008, 2007 and 2006
NOTE 12 — CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)
Based on the most recent notifications from its regulators, the Bank is well capitalized under the regulatory framework for prompt corrective action. Management believes that as of December 31, 2008, the Company and the Bank met all capital adequacy requirements to which they are subject and was not aware of any conditions or events that would affect the Bank’s well capitalized status. Actual capital levels and minimum required levels (in millions) were as follows:

					Minimum Amounts to
					be Well Capitalized
			Minimum Required		Under Prompt
			for Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Actual	Ratio (%)	Actual	Ratio (%)	Actual	Ratio (%)
2008
Total Capital (to Risk Weighted Assets)
Consolidated	$344.0	14.9	$184.8	8.0	$231.1	10.0
Bank	335.8	14.6	184.4	8.0	230.5	10.0
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$315.0	13.6	$92.4	4.0	$138.6	6.0
Bank	306.8	13.3	92.2	4.0	138.3	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$315.0	11.3	$111.9	4.0	$139.9	5.0
Bank	306.8	11.0	111.8	4.0	139.7	5.0

2007
Total Capital (to Risk Weighted Assets)
Consolidated	$280.2	11.5	$194.3	8.0	$242.8	10.0
Bank	270.6	11.1	194.6	8.0	243.3	10.0
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$249.8	10.3	$97.1	4.0	$145.7	6.0
Bank	240.1	9.9	97.3	4.0	146.0	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$249.8	9.0	$111.1	4.0	$138.9	5.0
Bank	240.1	8.7	111.0	4.0	138.8	5.0
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
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2008, 2007 and 2006
NOTE 12 — CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)
On December 23, 2008, the Company entered into a definitive agreement (the “Agreement”) with the U.S. Treasury to participate in the Capital Purchase Program (“CPP”). Due to the Company’s participation in the CPP, we may not repurchase common shares or trust preferred securities or increase our dividend on our common stock for three years from the date of the Agreement, without the U.S. Treasury’s consent, unless the preferred shares sold to the U.S. Treasury have been redeemed in whole or transferred to a third party which is not an affiliate of the U.S. Treasury.
Pursuant to the Agreement, we sold to the U.S. Treasury 72,280 shares of Series A preferred stock, having a liquidation amount equal to $1,000 per share, with an attached warrant (the “Warrant”) to purchase 635,504 shares of our common stock, par value $2.00 per share, for $17.06 per share.
The preferred stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per year, for the first five years, and 9% per year thereafter. Under the original terms of the CPP, the preferred stock could be redeemed with the approval of the Federal Reserve in the first three years with the proceeds from the issuance of certain qualifying Tier 1 capital (a “Qualified Offering”) or after three years at par value plus accrued and unpaid dividends.
The Warrant has a 10-year term with 50% vesting immediately upon issuance and the remaining 50% vesting on January 1, 2010 if the Company does not redeem all of the Series A preferred stock with the proceeds of a Qualified Offering. The Warrant has an exercise price, subject to anti-dilution adjustments, equal to $17.06 per share of common stock.
Under the provisions of the American Reinvestment and Recovery Act of 2009 (“ARRA”), the Company is now permitted to redeem the Series A preferred stock at any time, including within the first three years after issuance, without penalty and without the need to raise new Tier 1 capital pursuant to a Qualified Offering, subject to the U.S. Treasury’s consultation with the Company’s appropriate regulatory agency.
In general, the Bank may not declare or pay a dividend to the Company in excess of 100% of its net retained profits for the current year combined with its net retained profits for the preceding two calendar years without prior approval of our Regulators. The Bank’s ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. The Bank’s ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher in the future than existing minimum regulatory capital requirements. The FDIC also has the authority to prohibit the payment of dividends by a bank when it determines such payments would constitute an unsafe and unsound banking practice. In addition, income tax considerations may limit the ability of the Bank to make dividend payments in excess of its current and accumulated tax “earnings and profits” (“E&P”). Annual dividend distributions in excess of E&P could result in a tax liability based on the amount of excess earnings distributed and current tax rates.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2008, 2007 and 2006
NOTE 13 — STOCK-BASED COMPENSATION
The Company maintains a 2004 Long-Term Incentive Plan, as amended (the “Plan”), whereby a maximum of 500,000 shares of common stock may be issued to directors and employees of the Company and the Bank. The Plan provides for the issuance of awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, deferred share units and performance awards. Stock options granted under the Plan are typically granted at exercise prices equal to the fair market value of the Company’s common stock on the date of grant and typically have terms of ten years and vest at an annual rate of 20%. Shares of restricted stock awarded under the Plan have restrictions that expire within the vesting period of the award which range from 12 months to 60 months. At December 31, 2008, 219,729 shares remained available for future grant. The compensation cost related to options that has been charged against income for the Plan was approximately $456, $472 and $354 for the years ended December 31, 2008, 2007 and 2006, respectively. The compensation cost related to restricted stock that has been charged against income for the Plan was approximately $303 for the year ended December 31, 2008. No restricted stock was issued during 2007 or 2006. As of December 31, 2008, there was $905 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.8 years.
Stock Options
The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company did not grant any incentive stock options for 2008. The Company granted 75,473 stock options during the year ended December 31, 2007, with a fair value of $11.85 for each option.
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
The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees in the quarter ended March 31, 2007. No options were granted during the other quarters for the year ended December 31, 2007.

2007
Risk-free interest rate	4.58%
Volatility	26.92%
Expected life	8 years
Dividend yield	1.80%
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2008, 2007 and 2006
NOTE 13 — STOCK-BASED COMPENSATION (Continued)
A summary of stock option activity under the Plan for the three years ended December 31, 2008, 2007 and 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2006	396,910	$21.65
Granted	90,261	28.90
Exercised	(49,264)	18.28
Forfeited	(12,150)	26.79

Outstanding at December 31, 2006	425,757	$23.43
Granted	75,473	35.89
Exercised	(38,530)	19.22
Forfeited	(10,623)	29.80

Outstanding at December 31, 2007	452,077	$25.72
Granted	—	—
Exercised	(9,759)	12.63
Forfeited	(1,565)	30.65
Expired	(16,310)	23.00

Outstanding at December 31, 2008	424,443	$26.10	5.3 years	$18

Options exercisable at December 31, 2008	288,643	$23.73	4.4 years	$18

The total aggregate intrinsic value of stock options (which is the amount by which the stock price exceeded the exercise price of the stock options) exercised during the years ended December 31, 2008 and 2007, was $16 and $550, respectively. The total fair value of stock options vesting during the years ended December 31, 2008 and 2007 was $480 and $322, respectively.
During the year-ended December 31, 2008, the amount of cash received from the exercise of stock options was $111.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2008, 2007 and 2006
NOTE 13 — STOCK-BASED COMPENSATION (Continued)
Stock options outstanding at year-end 2008 were as follows:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Outstanding	Life	Price

$12.24 – $15.00	33,142	3.1	$13.08	33,142	3.1	$13.08

$15.01 – $20.00	77,698	3.8	$17.63	77,698	3.8	$17.63

$20.01 – $25.00	50,635	5.1	$23.36	40,382	5.1	$23.36

$25.01 – $30.00	163,675	5.8	$28.32	96,066	5.1	$28.35

$30.01 – $36.32	99,293	6.5	$34.83	41,355	4.2	$33.36

Total	424,443			288,643

Restricted Stock
A summary of restricted stock activity under the Plan for the year ended December 31, 2008 is presented below. No restricted stock activity occurred for years ending December 31, 2007 and 2006, respectively:

		Weighted
		Average
		Price Per
	Shares	Share
Balance at January 1, 2008	—	$—
Granted:
Non-employee Directors	7,852	16.56
Executive officers & management	62,015	19.20
Cancelled:
Non-employee Directors	—	—
Executive officers & management	(8,960)	19.44

Balance at December 31, 2008	60,907	$18.83

Weighted-average fair value of nonvested stock awards granted during the year ended December 31,
2008	$18.83

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2008, 2007 and 2006
NOTE 13 — STOCK-BASED COMPENSATION (Continued)
Cash Settled Stock Appreciation Rights
During the year ended December 31, 2008 the Company granted cash-settled stock appreciation rights (“SAR’s”) awards to non-employee Directors, executive officers and select employees. During the year ended December 31, 2007 only select employees received SAR’s. Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise of each SAR, for the difference between the appreciation in market value of a specified number of shares of the Company’s Common Stock over the award’s exercise price. The SAR’s vest over the same period as the stock option awards issued and the restricted stock grants and can only be exercised in tandem with the stock option awards or vesting of the restricted stock grants. The per-share exercise price of a SAR is equal to the closing market price of a share of the Company’s Common Stock on the date of grant. For the year ended December 31, 2008, the Company recognized expense of $39 related to outstanding awarded SAR’s. As of December 31, 2008, there was an estimated $76 of unrecognized compensation cost related to SAR’s. The cost, measured at each reporting period until the award is settled, is expected to be recognized over a weighted average period of 2.0 years. As of December 31, 2008, no cash settled SAR’s had been exercised and as such, no share-based liabilities were paid.
A summary of the SAR activity during years ended December 31, 2007 and 2008 is presented below. No SAR activity occurred for the year ended December 31, 2006.

		Weighted
		Average
		Price Per
	SAR’s	Share
Balance at January 1, 2007	—	$—
Granted:
Executive officers	19,000	34.63

Balance at December 31, 2007	19,000	34.63
Granted:
Non-employee Directors	7,852	16.56
Executive officers & management	62,015	19.20
Cancelled:
Non-employee Directors	—	—
Executive officers & management	(8,960)	19.44

Balance at December 31, 2008	79,907	$22.58

Weighted-average fair value of cash-settled SAR’s granted during the year ended December 31,
2008	$18.93

2007	$34.63

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2008, 2007 and 2006
NOTE 13 — STOCK-BASED COMPENSATION (Continued)
The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of the SAR’s at the time of grant for the periods ending December 31.

	2008	2007
Risk-free interest rate	3.81% – 3.85%	4.58%
Volatility	29.46% – 32.81%	26.92%
Expected life	1 – 5 years	8 years
Dividend yield	3.54%	1.80%
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
The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the SAR. Expected volatility is based upon the historical volatility of the Company’s common stock based upon prior year’s trading history. The expected term of the SAR is based upon the average life of previously issued stock options and restricted stock grants. The expected dividend yield is based upon current yield on the date of grant. These SAR’s can only be exercised in tandem with stock options being exercised or vesting of restricted stock.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2008, 2007 and 2006
NOTE 14 — EARNINGS PER SHARE
A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations are presented below.

	2008	2007	2006
Basic Earnings Per Share

Net income (loss)	$(5,360)	$24,374	$21,262
Less: preferred stock dividends and accretion of discount on warrants	92	—	—

Net income (loss) available to common shareholders	$(5,452)	$24,374	$21,262

Weighted average common shares outstanding	12,932,576	11,756,699	9,788,004

Basic earnings (loss) per share	$(0.42)	$2.07	$2.17

Diluted Earnings Per Share

Net income (loss)	$(5,360)	$24,374	$21,262
Less: preferred stock dividends and accretion of discount on warrants	92	—	—

Net income (loss) available to common shareholders	$(5,452)	$24,374	$21,262

Weighted average common shares outstanding	12,932,576	11,756,699	9,788,004

Add: Dilutive effects of assumed conversions of restricted stock and exercises of stock options	58,214	42,443	145,274

Weighted average common and dilutive potential common shares outstanding	12,990,790	11,799,142	9,933,278

Diluted earnings (loss) per share	$(0.42)	$2.07	$2.14

Stock options of 387,121 and 114,115 were excluded from the 2008 and 2007 diluted earnings per share because their impact was antidilutive. No stock options were excluded from the earnings per share calculation for 2006.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2008, 2007 and 2006
NOTE 15 — PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
BALANCE SHEETS
Years ended December 31, 2008 and 2007

	2008	2007

ASSETS
Cash and due from financial institutions	$5,511	$8,248
Investment in subsidiary	459,046	398,892
Other	6,560	5,147

Total assets	$471,117	$412,287

LIABILITIES
Subordinated debentures	$88,662	$88,662
Other liabilities	1,224	1,148

Total liabilities	89,886	89,810

Shareholders’ equity	381,231	322,477

Total liabilities and shareholders’ equity	$471,117	$412,287

STATEMENTS OF INCOME
Years ended December 31, 2008, 2007, and 2006

	2008	2007	2006

Dividends from subsidiary	$13,600	$6,757	$5,096
Other income	241	145	335
Interest expense	(4,555)	(4,513)	(1,101)
Other expense	(2,022)	(921)	(774)

Income before income taxes	7,264	1,468	3,556
Income tax benefit	(2,330)	(2,096)	(657)
Equity in undistributed net income (loss) of subsidiary	(14,954)	20,810	17,049

Net income (loss)	(5,360)	24,374	21,262

Preferred stock dividends and accretion of discount on warrants	92	—	—

Net income (loss) available to common shareholders	$(5,452)	$24,374	$21,262

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2008, 2007 and 2006
NOTE 15 — PARENT COMPANY CONDENSED FINANCIAL STATEMENTS (Continued)
STATEMENTS OF CASH FLOWS
Years ended December 31, 2008, 2007, and 2006

	2008	2007	2006
Operating activities
Net income (loss)	$(5,360)	$24,374	$21,262
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Undistributed (net income) loss of subsidiaries	14,954	(20,810)	(17,049)
Increase in cash surrender value of life insurance	—	—	(8)
Stock compensation expense	759	472	354
Change in other assets	(1,413)	(3,871)	(424)
Change in liabilities	(14)	(658)	878

Net cash provided (used) by operating activities	8,926	(493)	5,013

Investing activities
Capital investment in bank subsidiary	(77,278)	(43,141)	—

Net cash used in investing activities	(77,278)	(43,141)	—

Financing activities
Common stock dividends paid	(6,779)	(8,386)	(6,270)
Proceeds from issuance of preferred stock	72,278	—	—
Proceeds from issuance of common stock	111	497	761
Proceeds from subordinated debentures	—	57,732	—
Tax benefit resulting from stock options	5	137	126
Repayment of debt	—	—	(1,800)

Net cash provided (used in) financing activities	65,615	49,980	(7,183)

Net change in cash and cash equivalents	(2,737)	6,346	(2,170)

Cash and cash equivalents, beginning of year	8,248	1,902	4,072

Cash and cash equivalents, end of year	$5,511	$8,248	$1,902

NOTE 16 — OTHER COMPREHENSIVE INCOME
Other comprehensive income components were as follows.

	2008	2007	2006
Unrealized holding gains and (losses) on securities available for sale, net of tax of ($357), $978 and $144, respectively	$(553)	$1,610	$236
Reclassification adjustment for losses (gains) realized in net income, net of tax of ($1,044), $16 and $3, respectively	(1,617)	26	5

Other comprehensive income (loss)	$(2,170)	$1,636	$241

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2008, 2007 and 2006
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

		Other	Holding		Total
2008	Banking	Segments	Company	Eliminations	Segments
Net interest income	$91,900	$7,680	$(4,555)	$—	$95,025
Provision for loan losses	50,074	2,736	—	—	52,810
Noninterest income	32,012	2,231	241	(870)	33,614
Noninterest expense	79,548	5,137	2,022	(870)	85,837
Income tax expense (benefit)	(3,118)	800	(2,330)	—	(4,648)

Segment profit (loss)	$(2,592)	$1,238	$(4,006)	$—	$(5,360)

Segment assets	$2,895,163	$39,846	$9,662	$—	$2,944,671

		Other	Holding		Total
2007	Banking	Segments	Company	Eliminations	Segments
Net interest income	$92,562	$6,604	$(4,513)	$—	$94,653
Provision for loan losses	12,636	1,847	—	—	14,483
Noninterest income	26,158	2,761	145	(1,386)	27,678
Noninterest expense	64,548	5,246	920	(1,386)	69,328
Income tax expense (benefit)	15,350	890	(2,094)	—	14,146

Segment profit (loss)	$26,186	$1,382	$(3,194)	$—	$24,374

Segment assets	$2,898,094	$37,992	$11,655	$—	$2,947,741

		Other	Holding		Total
2006	Banking	Segments	Company	Eliminations	Segments
Net interest income	$67,377	$5,681	$(1,101)	$—	$71,957
Provision for loan losses	4,356	1,151	—	—	5,507
Noninterest income	18,815	2,524	334	(895)	20,778
Noninterest expense	48,355	4,543	773	(895)	52,776
Income tax expense (benefit)	12,927	920	(657)	—	13,190

Segment profit (loss)	$20,554	$1,591	$(883)	$—	$21,262

Segment assets	$1,733,995	$34,776	$3,883	$—	$1,772,654

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2008, 2007 and 2006
NOTE 17 — SEGMENT INFORMATION (continued)
Asset Quality Ratios

As of and for the period ended December 31, 2008	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	1.38%	2.48%	1.41%
Nonperforming assets as a percentage of total assets	2.58%	2.57%	2.61%
Allowance for loan losses as a percentage of total loans, net of unearned income	2.06%	8.27%	2.20%
Allowance for loan losses as a percentage of nonperforming loans	149.59%	333.81%	155.28%
Net charge-offs to average total loans, net of unearned income	1.53%	6.42%	1.63%

As of and for the period ended December 31, 2007	Bank	Other	Total
Nonperforming loans as percentage of total loans, net of unearned income	1.35%	1.30%	1.36%
Nonperforming assets as a percentage of total assets	1.22%	2.11%	1.25%
Allowance for loan losses as a percentage of total loans, net of unearned income	1.32%	7.96%	1.45%
Allowance for loan losses as a percentage of nonperforming loans	98.37%	609.80%	106.34%
Net charge-offs to average total loans, net of unearned income	0.50%	4.14%	0.57%
NOTE 18 — SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Presented below is a summary of the consolidated quarterly financial data:

	For the three months ended
Summary of Operations	3/31/08	6/30/08	9/30/08	12/31/08

Net interest income	$24,472	$25,044	$24,384	$21,125
Provision for loan losses	888	11,019	8,620	32,283
Noninterest income	7,306	8,112	8,010	10,186
Noninterest expense	19,561	20,140	21,944	24,192
Net income (loss)	7,178	1,462	1,234	(15,234)

Basic earnings per share	0.56	0.11	0.10	(1.18)
Diluted earning per share	0.56	0.11	0.10	(1.18)
Dividends per common share	0.13	0.13	0.13	0.13
Average common shares outstanding	12,931,169	12,931,669	12,931,774	12,935,665
Average common shares outstanding — diluted	12,931,169	12,958,439	12,947,618	12,998,685

	For the three months ended
Summary of Operations	3/31/07	6/30/07	9/30/07	12/31/07

Net interest income	$18,821	$22,933	$27,293	$25,606
Provision for loan losses	974	1,259	1,444	10,806
Noninterest income	5,399	6,483	7,688	8,108
Noninterest expense	14,042	16,709	19,010	19,567
Net income	5,616	7,086	8,914	2,758

Basic earnings per share	0.57	0.63	0.69	0.21
Diluted earning per share	0.57	0.62	0.69	0.21
Dividends per common share	0.13	0.13	0.13	0.29
Average common shares outstanding	9,815,452	11,321,822	12,921,240	12,926,673
Average common shares outstanding — diluted	9,910,315	11,395,518	13,008,733	12,962,869
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2008, 2007 and 2006
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
The acquisition was accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the tangible and identified intangible assets purchased and the liabilities assumed based upon preliminary estimated fair values at the date of acquisition. The aggregate purchase price was $164,268, including $45,793 paid in cash and 3,091,495 shares of the Company’s common stock. The allocation of the purchase price is subject to changes in the estimated fair values of assets acquired and liabilities assumed. Identified intangible assets and purchase accounting fair value adjustments are being amortized under various methods over the expected lives of the corresponding assets and liabilities. Goodwill will not be amortized and is not deductible for tax purposes, but will be reviewed for impairment on an annual basis. Currently, identified intangible assets from the acquisition subject to amortization are $9,485 and total goodwill from the acquisition is $112,062.
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
December 31, 2008, 2007 and 2006
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15f).
Management Report on Internal Control Over Financial Reporting
The report of the Company’s management on the effectiveness of the Company’s internal control over financial reporting is set forth on page 44 of this Annual Report on Form 10-K. The attestation of the Company’s registered public accounting firm related to the Company’s internal control over financial reporting is set forth on page 45 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference to the sections captioned “Proposal 1 – Election of Directors”; “Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance”; “Corporate Governance – Code of Conduct”; “Corporate Governance – Meetings and Committees of the Board”; and “Executive Officers of Green Bankshares” in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders (“Proxy Statement”).
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference to the section captioned “Executive Compensation” of the Proxy Statement.
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

(d)	Equity Compensation Plan Information The following table sets forth certain information with respect to securities to be issued under the Company’s equity compensation plans as of December 31, 2008.

			(c)
	(a)	(b)	Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued upon	exercise price of	future issuance under
	exercise of	outstanding	equity compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
Equity compensation plans approved by security holders	379,443	$27.33	219,729
Equity compensation plans not approved by security holders	45,000	$15.75	*

Total	424,443	$26.10	219,729

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference to the sections captioned “Proposal 1 — Election of Directors” and “Corporate Governance — Certain Transactions” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The responses to this Item are incorporated herein by reference to the section captioned “Independent Registered Public Accounting Firm” in the Proxy Statement.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)(1)
The following consolidated financial statements of the Company included in the Company’s 2008 Annual Report to the Shareholders (the “Annual Report”) are incorporated herein by reference from Item 8 of this Form 10-K. The remaining information appearing in the Annual Report is not deemed to be filed as part of this Form 10-K, except as expressly provided herein.

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets — December 31, 2008 and 2007.

3.	Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006.

4.	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006.

5.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006.

6.	Notes to Consolidated Financial Statements.
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

3.1	Amended and Restated Charter — incorporated herein by reference to the Company’s Current Report on Form 8-K12G3/A filed on January 22, 2009.

3.2	Amended and Restated Bylaws — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 20, 2007.

4.1	Form of Certificate for the Series A Preferred Stock — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008.

4.2	Warrant for Purchase of Shares of Common Stock dated December 23, 2008 — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008.

10.1
Employment Agreement and Amendment to Employment Agreement between the Company and R. Stan Puckett — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 7, 2008.*

10.2	Employment Agreement between the Company and Kenneth R. Vaught — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 7, 2008.*

10.3	Employment Agreement between the Company and Ronald E. Mayberry — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10.4	Non-competition Agreement between the Company and R. Stan Puckett — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10.5	Non-competition Agreement between the Company and Kenneth R. Vaught — incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*

10.6	Non-competition Agreement between the Company and R. Stan Puckett — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10.7	Non-competition Agreement between the Company and Kenneth R. Vaught — incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*

10.8	Green Bankshares, Inc. Amended and Restated 2004 Long-Term Incentive Plan.*

10.9
Greene County Bancshares, Inc. Amended and Restated Deferred Compensation Plan for Non-employee Directors — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 17, 2004.*

10.10	Form of Stock Option Award Agreement — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.11	Deferred Fee Agreement between the Bank and John Tolsma dated December 13, 2004 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.12
Amendment and Restatement of the Greene County Bank Deferred Compensation Agreements dated March 11, 1997, March 1, 1999 and November 15, 2004 between the Bank and Philip M. Bachman dated March 11, 2005 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.13
Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated March 1, 1999 between the Bank and W.T. Daniels dated March 11, 2005 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 .*

10.14
Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated March 1, 1999 between the Bank and Terry Leonard dated March 11, 2005 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.15
Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 1999 between the Bank and Charles S. Brooks dated March 11, 2005 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.16
Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 1999 between the Bank and Jerald K. Jaynes dated March 11, 2005 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.17
Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 2003 between the Bank and Charles H. Whitfield, Jr. dated March 11, 2005 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 .*

10.18
Greene County Bank Executive Deferred Compensation Agreement between the Bank and R. Stan Puckett dated March 11, 2005 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.19
Greene County Bank Executive Deferred Compensation Agreement between the Bank and Kenneth R. Vaught dated March 11, 2005 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 .*

10.20
Greene County Bank Executive Deferred Compensation Agreement between the Bank and Ronald E. Mayberry dated March 11, 2005 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 .*

10.21	Greene County Bancshares, Inc. Change in Control Protection Plan — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 26, 2004.*

10.22
Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and Steve L. Droke — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 26, 2004.*

10.23
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

10.21	Form of Revolving Credit Note — incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.22	Summary of Compensation Arrangement for James E. Adams — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 15, 2005.*

10.23	Amended and Restated Deferred Compensation Plan for Nonemployee Directors — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 21, 2005.*

10.24
Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and James E. Adams — incorporated by reference to the Company’s Current Report on Form 8-K filed March 12, 2007.*

10.25	Form of Stock Appreciation Right Award Agreement — incorporated by reference to the Company’s Current Report on Form 8-K filed March 23, 2007.*

10.26
Amended and Restated Trust Agreement of GreenBank Capital Trust I (“GB Trust I”) dated as of May 16, 2007 by and among the Greene County Bancshares, Inc., as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and the Administrative Trustees named therein (the “GB Capital Trust Agreement”) — incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.27
Form of Certificate for Common Securities of GB Trust I included as Exhibit B to the GB Capital Trust Agreement — incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.28
Form of Certificate for Preferred Securities of GB Trust I included as Exhibit C to the GB Capital Trust Agreement — incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.29
Junior Subordinated Indenture dated as of May 16, 2007 between the Company and Wilmington Trust Company, as Trustee included as Exhibit D to the GB Capital Trust Agreement (the “Junior Subordinated Indenture”) — incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.30
Form of Certificate for $57,732,000 Note issued pursuant to the Junior Subordinated Indenture included as Sections 2.1 and 2.2 to the Junior Subordinated Indenture — incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.31
Guarantee Agreement dated as of May 16, 2007 between Greene County Bancshares, Inc., as Guarantor and Wilmington Trust Company, as Guarantee Trustee — incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.32	Form of Restricted Stock Agreement — incorporated by reference to the Company’s Current Report on Form 8-K filed January 23, 2008.*

10.33	Form of Stock Appreciation Right Agreement — incorporated by reference to the Company’s Current Report on Form 8-K filed February 29, 2008.*

10.34
Letter agreement, dated December 23, 2008, between the Company and the United States Department of Treasury, including Securities Purchase Agreement — Standard Terms with respect to the issuance and sale of the Series A preferred shares and the Warrant — incorporated by reference to the Company’s Current Report on Form 8-K filed December 23, 2008.

10.35	Director and Named Executive Officer Compensation Summary.*

10.36	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and R. Stan Puckett dated December 23, 2008.*

10.37	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and Kenneth R. Vaught dated December 23, 2008.*

10.38	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and James E. Adams dated December 23, 2008.*

10.39	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and Steve L. Droke dated December 23, 2008.*

10.40	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and William C. Adams dated December 23, 2008.*

10.41	Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and William C. Adams.*

11.1	Statement re Computation of Per Share Earnings — incorporated by reference to Note 13 of the Notes to Consolidated Financial Statements herein.

21.1	Subsidiaries of the Company

23.1	Consent of Dixon Hughes PLLC

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.
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

GREEN BANCSHARES, INC.
Date: March 13, 2009	By:	/s/ R. Stan Puckett
R. Stan Puckett
Chairman of the Board and Chief Executive Officer (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

SIGNATURE AND TITLE:	DATE:

/s/ R. Stan Puckett R. Stan Puckett Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 13, 2009

/s/ Kenneth R. Vaught Kenneth R. Vaught President, Chief Operating Officer, and Director	March 13, 2009

/s/ James E. Adams James E. Adams Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	March 13, 2009

/s/ Ronald E. Mayberry Ronald E. Mayberry Regional President, Sumner County and Director	March 13, 2009

/s/ Martha M. Bachman Martha Bachman Director	March 13, 2009

/s/ Bruce Campbell Bruce Campbell Director	March 13, 2009

/s/ W. T. Daniels W.T. Daniels Director	March 13, 2009

/s/ Robert K. Leonard Robert K. Leonard Director	March 13, 2009

/s/ Samuel E. Lynch Samuel E. Lynch Director	March 13, 2009

/s/ John Tolsma John Tolsma Director	March 13, 2009

/s/ Charles H. Whitfield, Jr. Charles H. Whitfield, Jr. Director	March 13, 2009

EXHIBIT INDEX
2.1
Merger Agreement, dated as of January 25, 2007, by and between Greene County Bancshares, Inc. and Civitas Bankgroup, Inc. (Pursuant to Item 601(b)(2) of Regulation S-K the schedules and exhibits to this agreement have been omitted from this filing) — incorporated herein by reference to the Company’s Current Report on Form 8-K filed January 26, 2007.

3.1	Amended and Restated Charter — incorporated herein by reference to the Company’s Current Report on Form 8-K12G3/A filed on January 22, 2009.

3.2	Amended and Restated Bylaws — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 20, 2007.

4.1	Form of Certificate for the Series A Preferred Stock — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008.

4.2	Warrant for Purchase of Shares of Common Stock dated December 23, 2008 — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008.

10.1
Employment Agreement and Amendment to Employment Agreement between the Company and R. Stan Puckett — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 7, 2008.*

10.2	Employment Agreement between the Company and Kenneth R. Vaught — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 7, 2008.*

10.3	Employment Agreement between the Company and Ronald E. Mayberry — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10.4	Non-competition Agreement between the Company and R. Stan Puckett — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10.5	Non-competition Agreement between the Company and Kenneth R. Vaught — incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*

10.6	Non-competition Agreement between the Company and R. Stan Puckett — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10.7	Non-competition Agreement between the Company and Kenneth R. Vaught — incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*

10.8	Green Bankshares, Inc. Amended and Restated 2004 Long-Term Incentive Plan.*

10.9
Greene County Bancshares, Inc. Amended and Restated Deferred Compensation Plan for Non-employee Directors — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 17, 2004.*

10.10	Form of Stock Option Award Agreement — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.11	Deferred Fee Agreement between the Bank and John Tolsma dated December 13, 2004 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.12
Amendment and Restatement of the Greene County Bank Deferred Compensation Agreements dated March 11, 1997, March 1, 1999 and November 15, 2004 between the Bank and Philip M. Bachman dated March 11, 2005 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.13
Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated March 1, 1999 between the Bank and W.T. Daniels dated March 11, 2005 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 .*

10.14
Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated March 1, 1999 between the Bank and Terry Leonard dated March 11, 2005 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.15
Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 1999 between the Bank and Charles S. Brooks dated March 11, 2005 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.16
Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 1999 between the Bank and Jerald K. Jaynes dated March 11, 2005 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.17
Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 2003 between the Bank and Charles H. Whitfield, Jr. dated March 11, 2005 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 .*

10.18
Greene County Bank Executive Deferred Compensation Agreement between the Bank and R. Stan Puckett dated March 11, 2005 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.19
Greene County Bank Executive Deferred Compensation Agreement between the Bank and Kenneth R. Vaught dated March 11, 2005 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 .*

10.20
Greene County Bank Executive Deferred Compensation Agreement between the Bank and Ronald E. Mayberry dated March 11, 2005 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 .*

10.21	Greene County Bancshares, Inc. Change in Control Protection Plan — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 26, 2004.*

10.22
Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and Steve L. Droke — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 26, 2004.*

10.23
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

10.21	Form of Revolving Credit Note — incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.22	Summary of Compensation Arrangement for James E. Adams — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 15, 2005.*

10.24	Amended and Restated Deferred Compensation Plan for Nonemployee Directors — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 21, 2005.*

10.24
Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and James E. Adams — incorporated by reference to the Company’s Current Report on Form 8-K filed March 12, 2007.*

10.25	Form of Stock Appreciation Right Award Agreement — incorporated by reference to the Company’s Current Report on Form 8-K filed March 23, 2007.*

10.26
Amended and Restated Trust Agreement of GreenBank Capital Trust I (“GB Trust I”) dated as of May 16, 2007 by and among the Greene County Bancshares, Inc., as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and the Administrative Trustees named therein (the “GB Capital Trust Agreement”) — incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.27
Form of Certificate for Common Securities of GB Trust I included as Exhibit B to the GB Capital Trust Agreement — incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.28
Form of Certificate for Preferred Securities of GB Trust I included as Exhibit C to the GB Capital Trust Agreement — incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.29
Junior Subordinated Indenture dated as of May 16, 2007 between the Company and Wilmington Trust Company, as Trustee included as Exhibit D to the GB Capital Trust Agreement (the “Junior Subordinated Indenture”) — incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.30
Form of Certificate for $57,732,000 Note issued pursuant to the Junior Subordinated Indenture included as Sections 2.1 and 2.2 to the Junior Subordinated Indenture — incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.31
Guarantee Agreement dated as of May 16, 2007 between Greene County Bancshares, Inc., as Guarantor and Wilmington Trust Company, as Guarantee Trustee — incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.32	Form of Restricted Stock Agreement — incorporated by reference to the Company’s Current Report on Form 8-K filed January 23, 2008.*

10.33	Form of Stock Appreciation Right Agreement — incorporated by reference to the Company’s Current Report on Form 8-K filed February 29, 2008.*

10.34
Letter agreement, dated December 23, 2008, between the Company and the United States Department of Treasury, including Securities Purchase Agreement — Standard Terms with respect to the issuance and sale of the Series A preferred shares and the Warrant — incorporated by reference to the Company’s Current Report on Form 8-K filed December 23, 2008.

10.35	Director and Named Executive Officer Compensation Summary.*

10.36	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and R. Stan Puckett dated December 23, 2008.*

10.37	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and Kenneth R. Vaught dated December 23, 2008.*

10.38	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and James E. Adams dated December 23, 2008.*

10.39	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and R. Steve L. Droke dated December 23, 2008.*

10.40	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and William C. Adams dated December 23, 2008.*

10.41	Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and William C. Adams.*

11.1	Statement re Computation of Per Share Earnings — incorporated by reference to Note 13 of the Notes to Consolidated Financial Statements herein.

21.1	Subsidiaries of the Company

23.1	Consent of Dixon Hughes PLLC

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contact or compensatory plan.