Form 10-Q
period 2009-03-31
GREEN BANKSHARES, INC.
filed 2009-05-08
CIK 764402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if you are a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☑
As of May 8, 2009, the number of shares outstanding of the issuer’s common stock was: 13,175,817.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The unaudited condensed consolidated financial statements of Green Bankshares, Inc. and its wholly owned subsidiaries are as follows:

Condensed Consolidated Balance Sheets — March 31, 2009 and December 31, 2008.	2

Condensed Consolidated Statements of Income and Comprehensive Income — For the three months ended March 31, 2009 and 2008.	3

Condensed Consolidated Statement of Changes in Shareholders’ Equity — For the three months ended March 31, 2009.	4

Condensed Consolidated Statements of Cash Flows — For the three months ended March 31, 2009 and 2008.	5

Notes to Condensed Consolidated Financial Statements.	6

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008
(Amounts in thousands, except share and per share data)

	(Unaudited)
	March 31,	December 31,
	2009	2008*
ASSETS
Cash and due from banks	$71,804	$193,095
Federal funds sold	6,027	5,263

Cash and cash equivalents	77,831	198,358
Securities available for sale	193,271	203,562
Securities held to maturity (with a market value of $595 and $601)	647	657
Loans held for sale	595	442
Loans, net of unearned interest	2,244,848	2,223,390
Allowance for loan losses	(49,054)	(48,811)
Other real estate owned and repossessed assets	12,651	45,371
Premises and equipment, net	84,639	83,359
FHLB and other stock, at cost	13,030	13,030
Cash surrender value of life insurance	29,844	29,539
Goodwill	143,389	143,389
Core deposit and other intangibles	11,281	12,085
Other assets	32,867	40,300

Total assets	$2,795,839	$2,944,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Non-interest bearing deposits	$168,178	$176,685
Interest bearing deposits	1,707,625	1,649,744
Brokered deposits	162,717	357,718

Total deposits	2,038,520	2,184,147

Repurchase agreements	31,018	35,302
FHLB advances and notes payable	229,252	229,349
Subordinated debentures	88,662	88,662
Accrued interest payable and other liabilities	23,913	25,980

Total liabilities	$2,411,365	$2,563,440

Shareholders’ equity
Preferred stock: no par, 1,000,000 shares authorized, 72,278 and 72,278 shares outstanding	$65,694	$65,346
Common stock: $2 par, 20,000,000 shares authorized, 13,176,681 and 13,112,687 shares outstanding	26,353	26,225
Common stock warrants	6,934	6,934
Additional paid-in capital	187,783	187,742
Retained earnings	97,485	95,647
Accumulated other comprehensive income (loss)	225	(663)

Total shareholders’ equity	384,474	381,231

Total liabilities and shareholders’ equity	$2,795,839	$2,944,671

*	Derived from the audited consolidated balance sheet, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2009 and 2008
(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Interest income
Interest and fees on loans	$32,645	$42,749
Taxable securities	2,220	2,863
Nontaxable securities	320	333
FHLB and other stock	150	160
Federal funds sold and other	45	4

Total interest income	35,380	46,109

Interest expense
Deposits	12,653	15,935
Federal funds purchased and repurchase agreements	9	1,092
FHLB advances and notes payable	2,443	3,178
Subordinated debentures	846	1,432

Total interest expense	15,951	21,637

Net interest income	19,429	24,472

Provision for loan losses	985	888

Net interest income after provision for loan losses	18,444	23,584

Non-interest income
Service charges on deposit accounts	5,356	5,467
Other charges and fees	449	504
Trust and investment services income	388	286
Mortgage banking income	55	257
Other income	695	792

Total non-interest income	6,943	7,306

Non-interest expense
Employee compensation	7,692	8,590
Employee benefits	1,295	1,259
Occupancy expense	1,787	1,715
Equipment expense	742	1,102
Computer hardware/software expense	637	632
Professional services	529	454
Advertising	64	874
Loss on sale of OREO and repossessed assets	81	14
Core deposit and other intangibles amortization	804	654
Other expenses	4,200	4,267

Total non-interest expenses	17,831	19,561

Income before income taxes	7,556	11,329

Provision for income taxes	2,776	4,151

Net income	$4,780	$7,178

Preferred stock dividends and accretion of discount	1,232	—

Net income available to common shareholders	$3,548	$7,178

Per share of common stock:
Basic earnings	$0.27	$0.56

Diluted earnings	0.27	0.56

Dividends	0.13	0.13

Weighted average shares outstanding:
Basic	13,062,881	12,931,169

Diluted	13,141,840	12,931,169

See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2009
(Amounts in thousands, except share and per share data)

				Warrants			Accumulated
				For	Additional		Other	Total
	Preferred	Common Stock		Common	Paid-in	Retained	Comprehensive	Shareholders’
	Stock	Shares	Amount	Stock	Capital	Earnings	Income(Loss)	Equity
Balance, December 31, 2008	$65,346	13,112,687	$26,225	$6,934	$187,742	$95,647	$(663)	$381,231

Preferred stock transactions:
Accretion of preferred stock discount	348	—	—	—	—	(348)	—	—
Preferred stock dividends	—	—	—	—	—	(884)	—	(884)
Common stock transactions:
Issuance of restricted common shares	—	63,994	128	—	(128)	—	—	—
Compensation expense:
Stock options	—	—	—	—	96	—	—	96
Restricted stock	—	—	—	—	73	—	—	73
Dividends paid ($.13 per share)	—	—	—	—	—	(1,710)	—	(1,710)
Comprehensive income:
Net income	—	—	—	—	—	4,780	—	4,780
Change in unrealized gains, net of reclassification and taxes	—	—	—	—	—	—	888	888

Total comprehensive income								5,668

Balance, March 31, 2009	$65,694	13,176,681	$26,353	$6,934	$187,783	$97,485	$225	$384,474

See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(Amounts in thousands, except share and per share data)

	March 31,	March 31,
	2009	2008
	(Unaudited)
Cash flows from operating activities
Net income	$4,780	$7,178
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	985	888
Depreciation and amortization	1,893	1,742
Security amortization and accretion, net	16	(304)
FHLB stock dividends	—	(148)
Net gain on sale of mortgage loans	(36)	(178)
Originations of mortgage loans held for sale	(6,076)	(15,351)
Proceeds from sales of mortgage loans	5,959	15,510
Increase in cash surrender value of life insurance	(305)	(263)
Net losses (gains) from sales of fixed assets	(3)	383
Stock-based compensation expense	169	185
Net loss on other real estate and repossessed assets	81	14
Deferred tax expense	(288)	(1,085)
Net changes:
Other assets	7,147	6,838
Accrued interest payable and other liabilities	(2,430)	(7,326)

Net cash provided by operating activities	11,892	8,083

Cash flows from investing activities
Purchase of securities available for sale	(29,813)	(18,853)
Proceeds from maturities of securities available for sale	41,550	26,515
Proceeds from maturities of securities held to maturity	10	185
Purchase of FHLB stock	—	(417)
Net change in loans	(1,686)	13,963
Proceeds from sale of other real estate	12,126	1,037
Improvements to other real estate	—	(82)
Proceeds from sale of fixed assets	3	50
Premises and equipment expenditures	(2,370)	(1,510)

Net cash provided by investing activities	19,820	20,888

Cash flows from financing activities
Net change in core deposits	49,374	84,659
Net change in brokered deposits	(195,001)	(12,070)
Net change in repurchase agreements	(4,284)	(61,729)
Proceeds from FHLB advances and notes payable	—	20,000
Repayments of FHLB advances and notes payable	(96)	(66,348)
Preferred stock dividends paid	(522)	—
Common stock dividends paid	(1,710)	(1,690)
Proceeds from issuance of common stock	—	7

Net cash used by financing activities	(152,239)	(37,171)

Net change in cash and cash equivalents	(120,527)	(8,200)

Cash and cash equivalents, beginning of period	198,358	65,717

Cash and cash equivalents, end of period	$77,831	$57,517

Supplemental disclosures — cash and noncash
Interest paid	$18,313	$22,314
Income taxes paid	—	683
Loans converted to other real estate	16,158	5,483
Unrealized gain on available for sale securities, net of tax	888	2,008
See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 1 — PRINCIPLES OF CONSOLIDATION
The accompanying unaudited condensed consolidated financial statements of Green Bankshares, Inc. (the “Company”) and its wholly owned subsidiary, GreenBank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain amounts from prior period financial statements have been reclassified to conform to the current year’s presentation.
NOTE 2 — LOANS
Loans at March 31, 2009 and December 31, 2008 were as follows:

	March 31,	December 31,
	2009	2008

Commercial real estate	$1,460,343	$1,430,425
Residential real estate	396,000	397,922
Commercial	311,696	315,099
Consumer	87,720	89,733
Other	3,598	4,656
Unearned income	(14,509)	(14,245)

Loans, net of unearned income	$2,244,848	$2,223,390

Allowance for loan losses	$(49,054)	$(48,811)

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 2 — LOANS (Continued)
Transactions in the allowance for loan losses and certain information about nonaccrual loans and loans 90 days past due but still accruing interest for the three months ended March 31, 2009 and twelve months ended December 31, 2008 were as follows:

	March 31,	December 31,
	2009	2008

Balance at beginning of year	$48,811	$34,111
Add (deduct):
Provision for loan losses	985	52,810
Loans charged off	(3,736)	(41,269)
Recoveries of loans charged off	2,994	3,159

Ending balance	$49,054	$48,811

	March 31,	December 31,
	2009	2008

Impaired loans were as follows:

Loans with no allowance allocated	$98,090	$29,602
Loans with allowance allocated	63,528	17,613
Amount of allowance allocated	9,754	2,651

Nonperforming loans were as follows:

Loans past due 90 days still on accrual	$4,058	$509
Nonaccrual loans[1]	104,563	30,926

Total	$108,621	$31,435

[1]
$36,368 of the increase in nonaccrual loans relates to loans, that on December 31, 2008, were classified as OREO and were in the process of foreclosure. The creditors subsequently filed bankruptcy. The Company has returned these loans back into nonaccrual loans pending the outcome of the legal proceedings.

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 3 — EARNINGS PER SHARE OF COMMON STOCK
Basic earnings per share (“EPS”) of common stock is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income available to common shareholders by the weighted average number of common shares and potential common shares outstanding during the period. Stock options, warrants and restricted common shares are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the three months ended March 31, 2009, 1,059,947 options and warrants are excluded from the effect of dilutive securities because they are anti-dilutive; 371,763 options are similarly excluded from the effect of dilutive securities for the three months ended March 31, 2008.
The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Basic Earnings Per Share

Net income	$4,780	$7,178
Less: preferred stock dividends and accretion of discount on warrants	1,232	—

Net income available to common shareholders	$3,548	$7,178

Weighted average common shares outstanding	13,062,881	12,931,169

Basic earnings per share	$0.27	$0.56

Diluted Earnings Per Share

Net income	$4,780	$7,178
Less: preferred stock dividends and accretion of discount on warrants	1,232	—

Net income available to common shareholders	$3,548	$7,178

Weighted average common shares outstanding	13,062,881	12,931,169

Add: Dilutive effects of assumed conversions of restricted stock and exercises of stock options and warrants	78,959	—

Weighted average common and dilutive potential common shares outstanding	13,141,840	12,931,169

Diluted earnings per share	$0.27	$0.56

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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
Segment performance is evaluated using net interest income and non-interest income. Income taxes are allocated based on income before income taxes, and indirect expenses (includes management fees) are allocated based on time spent for each segment. Transactions among segments are made at fair value. Information reported internally for performance assessment follows.

Three months ended March 31, 2009	Bank	Other Segments	Holding Company	Eliminations	Totals
Net interest income (expense)	$18,210	$2,066	$(847)	$—	$19,429
Provision for loan losses	341	644	—	—	985
Non-interest income	6,597	449	125	(228)	6,943
Non-interest expense	16,242	1,239	578	(228)	17,831
Income tax expense (benefit)	3,016	247	(487)	—	2,776

Segment profit (loss)	$5,208	$385	$(813)	$—	$4,780

Segment assets at March 31, 2009	$2,746,937	$40,637	$8,265	$—	$2,795,839

Three months ended March 31, 2008	Bank	Other Segments	Holding Company	Eliminations	Totals
Net interest income (expense)	$24,070	$1,834	$(1,432)	$—	$24,472
Provision for loan losses	414	474	—	—	888
Non-interest income	6,874	498	147	(213)	7,306
Non-interest expense	18,006	1,293	475	(213)	19,561
Income tax expense (benefit)	4,631	221	(701)	—	4,151

Segment profit (loss)	$7,893	$344	$(1,059)	$—	$7,178

Segment assets at March 31, 2008	$2,860,701	$39,165	$12,749	$—	$2,912,615

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 4 — SEGMENT INFORMATION (Continued)
Asset Quality Ratios

As of and for the period ended March 31, 2009	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	4.83%	2.05%	4.84%
Nonperforming assets as a percentage of total assets	4.31%	1.98%	4.34%
Allowance for loan losses as a percentage of total loans, net of unearned income	2.05%	8.09%	2.19%
Allowance for loan losses as a percentage of nonperforming loans	42.41%	393.66%	45.16%
YTD net charge-offs to average total loans, net of unearned income	0.01%	1.29%	0.03%

As of and for the period ended March 31, 2008	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	1.27%	1.37%	1.29%
Nonperforming assets as a percentage of total assets	1.32%	1.83%	1.35%
Allowance for loan losses as a percentage of total loans, net of unearned income	1.32%	8.00%	1.45%
Allowance for loan losses as a percentage of nonperforming loans	104.16%	582.16%	112.71%
YTD net charge-offs to average total loans, net of unearned income	0.03%	1.01%	0.05%

As of and for the year ended December 31, 2008	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	1.38%	2.48%	1.41%
Nonperforming assets as a percentage of total assets	2.58%	2.57%	2.61%
Allowance for loan losses as a percentage of total loans, net of unearned income	2.06%	8.27%	2.20%
Allowance for loan losses as a percentage of nonperforming loans	149.59%	333.81%	155.28%
Net charge-offs to average total loans, net of unearned income	1.53%	6.42%	1.63%

Net charge-offs	Bank	Other	Total

Actual for the three month period ending March 31, 2009	$214	$528	$742
Actual for the three month period ending March 31, 2008	$682	$390	$1,072
Actual for the year ended December 31, 2008	$35,564	$2,546	$38,110
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 5 — FAIR VALUE DISCLOSURES
Statement of Financial Accounting Standards (“SFAS”) No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 5 — FAIR VALUE DISCLOSURES (Continued)
Impaired Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
Other Real Estate
Other real estate, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of foreclosed real estate expense.
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

March 31, 2009
Total Carrying
Amount in
				Statement of	Assets/Liabilities
	Fair Value Measurement Using			Financial	Measured at Fair
Description	Level 1	Level 2	Level 3	Position	Value

Securities available for sale	$—	$193,271	$—	$193,271	$193,271
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 5 — FAIR VALUE DISCLOSURES (Continued)
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

	March 31, 2009
				Total Carrying
				Amount in
				Statement of	Assets/Liabilities
	Fair Value Measurement Using			Financial	Measured at Fair
Description	Level 1	Level 2	Level 3	Position	Value

Other real estate	$—	$—	$9,815	$9,815	$9,815
Impaired loans	—	—	53,774	53,774	53,774

Total assets at fair value	$—	$—	$63,589	$63,589	$63,589

(Continued)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. This discussion should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto in this Form 10-Q and (ii) the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”). Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, plans and objectives for future operations, growth or initiatives, expected future economic performance, or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which the Company expects will or may occur in the future, are forward-looking statements that involve risks, uncertainties and other factors which may cause actual results and performance of the Company to differ materially from those expressed or implied by those statements. All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of forward-looking terminology and words such as “trends,” "assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” or “continue” (or the negative or other derivatives of each of these terms) or similar terminology and expressions.
Although the Company believes that the assumptions underlying any forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements. Factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in the 2008 10-K in Part I, Item 1A thereof, which is incorporated herein by this reference and (1) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (2) continued deterioration in the residential real estate market; (3) lack of sustained growth in the economy in the markets that the Bank serves; (4) increased competition with other financial institutions in the markets that the Bank serves; (5) changes in the legislative and regulatory environment; (6) the Company’s failure to successfully implement its growth strategy; and (7) the loss of key personnel, as well as other factors discussed throughout this document, including, without limitation the factors described under “Critical Accounting Policies and Estimates” on page 16 of this Quarterly Report on Form 10-Q, or from time to time, in the Company’s filings with the SEC, press releases and other communications.
Readers are cautioned not to place undue reliance on forward-looking statements made in this document, since the statements speak only as of the document’s date. All forward-looking statements included in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by the cautionary statements in this section and to the more detailed risk factors included in the Company’s 2008 10-K. The Company has no obligation and does not intend to publicly update or revise any forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q, to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events. Readers are advised, however, to consult any further disclosures the Company may make on related subjects in its documents filed with or furnished to the SEC or in its other public disclosures.
Green Bankshares, Inc. (the “Company”) is the bank holding company for GreenBank (the “Bank”), a Tennessee-chartered commercial bank that conducts the principal business of the Company. The Company is the third largest bank holding company headquartered in Tennessee based on asset size at March 31, 2009 and at that date was also the second largest NASDAQ Listed bank holding company headquartered in Tennessee. The Bank currently maintains a main office in Greeneville, Tennessee and 64 full-service bank branches primarily in East and Middle Tennessee. In addition to its commercial banking operations, the Bank conducts separate businesses through its three wholly-owned subsidiaries: Superior Financial Services, Inc. (“Superior Financial”), a consumer finance company; GCB Acceptance Corporation (“GCB Acceptance”), an automobile lending company; and Fairway Title Co., a title company formed in 1998. The Bank also operates a wealth management office in Sumner County, Tennessee, and a mortgage banking operation in Knox County, Tennessee. All dollar amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except share and per share amounts.

On December 23, 2008, we entered into a Securities Purchase Agreement — Standard Terms with the U.S. Department of Treasury ( the “Treasury”), pursuant to which we agreed to issue and sell, and the Treasury agreed to purchase, (i) 72,278 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (ii) a ten year warrant to purchase up to 635,504 shares of our common stock, $2.00 par value, at an initial exercise price of $17.06 per share. The warrant was immediately exercisable upon its issuance and will expire on December 23, 2018.
Growth and Business Strategy
The Company expects that over the short term, given the current economic environment, there will be little to no growth until this recessionary environment stabilizes and the economy begins to improve.
The Company’s long-term strategic plan outlines geographic expansion within a 300-mile radius of its headquarters in Greene County, Tennessee. This could result in the Company expanding westward and eastward up to and including Nashville, Tennessee and Roanoke, Virginia, respectively, east/southeast up to and including the Piedmont area of North Carolina and western North Carolina, southward to northern Georgia and northward into eastern and central Kentucky. In particular, the Company believes the markets in and around Knoxville, Nashville and Chattanooga, Tennessee are highly desirable areas with respect to expansion and growth plans.
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
In addition to the Company’s business model, which is summarized in the paragraphs above and the Company’s Annual Report on Form 10-K, the Company is continuously investigating and analyzing other lines and areas of business. Conversely, the Company frequently evaluates and analyzes the profitability, risk factors and viability of its various business lines and segments and, depending upon the results of these evaluations and analyses, may conclude to exit certain segments and/or business lines. Further, in conjunction with these ongoing evaluations and analyses, the Company may decide to sell, merge or close certain branch facilities.
Overview
The Company’s results of operations for the first quarter ended March 31, 2009, before dividend and related costs associated with the issuance of Preferred Stock to the U.S. Treasury, declined 33% compared to the same period in 2008, reflecting the deepening recessionary environment and its impact on the Company’s real estate construction and development segment of its loan portfolio. Net income available to common shareholders, after preferred stock dividends and related costs, decreased by 50% from the first quarter of 2008. The principal reason for the decline in net income was the reduction in net interest income reflecting the significantly lower interest rate environment in the first quarter of 2009 coupled with the net interest income impact of carrying approximately $121.3 million of non-performing assets in the current quarter compared with $39.4 million during the same period a year ago. Non-interest income declined almost 5% from the same period a year ago primarily as a result of the decrease in revenues associated with the Company’s mortgage banking income, given the current economic environment. Non-interest expenses dropped by almost 9% in the first quarter of 2009 versus the same period a year ago driven principally by a reduction in compensation costs accompanied with the impact of more stringent expense controls implemented during the current economic environment.

Net charge-offs for the quarter totaled $742 or three basis points of average total loans compared with five basis points during the first quarter of 2008 and 82 basis points for the fourth quarter of 2008. Non-performing assets were $121,272 at March 31, 2009 compared with $76,806 at year end 2008 as the Company continued to experience weaknesses in its residential real estate acquisition and development segment of its loan portfolio principally in the Nashville and Knoxville markets. The Company’s provision for loan losses decreased for the three months ended March 31, 2009 by $32,000 compared to the fourth quarter of 2008 and increased by $97 from the first quarter of 2008.
At March 31, 2009, the Company had total consolidated assets of $2,795,839, total consolidated deposits of $2,038,520, total consolidated loans, net of unearned income, of $2,244,848 and total consolidated shareholders’ equity of $384,474. The Company’s annualized return on average common shareholders’ equity for the three months ended March 31, 2009 was 4.60% and its annualized return on average total assets was 0.51%. The Company expects that its total assets and total consolidated loans, net of unearned interest will decline slightly over the remainder of 2009.
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
The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and the fair value of financial instruments and other accounts. Based on management’s calculation, an allowance of $49,054, or 2.19% of total loans, net of unearned income, was an adequate estimate of losses inherent in the loan portfolio as of March 31, 2009. This estimate resulted in a provision for loan losses in the income statement of $985 for the three months ended March 31, 2009. If the economic conditions, loan mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.
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
Goodwill and intangible assets that have indefinite useful lives are generally evaluated for impairment annually, in December of each year. Goodwill and intangible assets may be more regularly monitored for impairment as part of the Company’s review of its assets if events and circumstances occur between annual tests that would suggest that the fair value of a reporting unit might have declined below its carrying value.
An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill, for determining potential impairment. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value for which the first step indicated impairment. This is determined in a manner similar to the amount of goodwill calculated in a business combination by measuring the excess of the estimated fair value of the reporting unit over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill.

Changes in Results of Operations
Net Income. Net income available to common shareholders for the three months ended March 31, 2009 was $3,548, as compared to $7,178 for the same period in 2008. This decrease of $3,630, or 50%, resulted primarily from a $5,043, or 21%, decrease in net interest income reflecting reduced earning assets and a reduced net interest margin. During this period the net interest margin declined by 63 basis points to 3.23% at March 31, 2009 from 3.86% at March 31, 2008 reflecting the downward movement in market interest rates resulting from initiatives undertaken by the Federal Open Market Committee (“FOMC”) to reduce market interest rates by 400 basis points during 2008. The increase in non-performing assets also negatively impacted the Company’s net interest margin. Core non-interest income declined 5% from the first quarter of 2008 and totaled $6,943 as of March 31, 2009. The principal drivers of this decrease were a reduction in mortgage banking income resulting from a lower level of activity given the current environment and, to a lesser extent, a reduction in deposit service charge revenues. The Company continues to experience success with its High Performance Checking product. During the first quarter of 2009, the Company opened 4,292 net new checking accounts compared with 5,235 opened during the same period a year ago. The Company attributes the decline in net new checking accounts opened this quarter compared with the prior year’s quarter to the overall decline in the economic environment. Partially offsetting the decreases in net interest income and non-interest income was a $1,730, or 9%, decrease in total non-interest expense from $19,561 for the three months ended March 31, 2008 to $17,831 for the same period of 2009. A reduction in employee compensation costs combined with more stringent expense management initiatives, given the current economic environment, were the principal reasons for the decline.
Net Interest Income. The largest source of earnings for the Company is net interest income, which is the difference between interest income on earning assets and interest expense on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and rates on interest-earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. During the three months ended March 31, 2009, net interest income was $19,429, as compared to $24,472 for the same period in 2008, representing a decrease of 21%. This decrease of $5,043 in net interest income resulted primarily from the contraction of the net interest margin plus the income impact of carrying a higher level of non-performing assets.
The Company’s average balance for interest-earning assets decreased 4% from $2,570,683 for the three months ended March 31, 2008 to $2,462,759 for the three months ended March 31, 2009. The primary reason for the decline in interest-earning assets was the movement of loans to non-performing assets as the recession continued to escalate.
The Company’s average balance for interest-bearing liabilities decreased 5% from $2,387,221 for the three months ended March 31, 2008 to $2,271,005 for the three months ended March 31, 2009 as the Company reduced its reliance on short-term borrowings and brokered deposits while focusing on building core deposit levels throughout its branch network.

The Company’s yield on loans (the largest component of interest-earning assets) decreased by 131 basis points from the first quarter of 2008 to the first quarter of 2009. Approximately one-half of the Company’s loan portfolio is set at variable rates and was impacted by the result of the FOMC’s action to lower market interest rates by 400 basis points during this period of time as detailed below.

	Beginning	Increase/	Ending
FOMC Meeting Date	Rate	Decrease	Rate
January 22, 2008	4.25%	(0.75%)	3.50%
January 30, 2008	3.50%	(0.50%)	3.00%
March 18, 2008	3.00%	(0.75%)	2.25%
April 30, 2008	2.25%	(0.25%)	2.00%
June 25, 2008	2.00%	0.00%	2.00%
August 6, 2008	2.00%	0.00%	2.00%
September 16, 2008	2.00%	0.00%	2.00%
September 29, 2008	2.00%	0.00%	2.00%
October 7, 2008	2.00%	(0.50%)	1.50%
October 29, 2008	1.50%	(0.50%)	1.00%
December 16, 2008	1.00%	(0.75%) – (1.00%)	0.00% – 0.25%
January 28, 2009	0.00% – 0.25%	0.00%	0.00% – 0.25%
March 17, 2009	0.00% – 0.25%	0.00%	0.00% – 0.25%
The Company’s cost of interest-bearing liabilities decreased by 80 basis points from the first quarter ended March 31, 2008 to the first quarter ended March 31, 2009. The velocity of change on fixed maturity interest-bearing liabilities is slower than the immediate change on variable rate assets. The re-pricing characteristics of this portion of interest-bearing liabilities which comprise 71% of total interest-bearing liabilities will lag behind market interest rate changes especially in a rapidly changing interest rate environment.

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

	Three Months Ended
	March 31,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans(1) (2)	$2,175,543	$32,655	6.09%	$2,324,362	$42,766	7.40%
Investment securities (2)	216,757	2,862	5.35%	245,863	3,536	5.78%
Other short-term investments	70,459	45	0.26%	458	3	2.63%

Total interest-earning assets	$2,462,759	$35,562	5.86%	$2,570,683	$46,305	7.24%

Non-interest earning assets	384,013			357,408

Total assets	$2,846,772			$2,928,091

Interest-bearing liabilities:
Deposits:
Interest checking, savings and money market	$623,708	$1,852	1.20%	$697,444	$3,325	1.92%
Time deposits	1,296,277	10,801	3.38%	1,137,188	12,610	4.46%

Total interest-bearing deposits	$1,919,985	$12,653	2.67%	$1,834,632	$15,935	3.49%

Securities sold under repurchase agreements and short-term borrowings	33,076	9	0.11%	153,059	1,092	2.87%
Notes payable	229,282	2,443	4.32%	310,868	3,178	4.11%
Subordinated debentures	88,662	846	3.87%	88,662	1,432	6.50%

Total interest-bearing liabilities	$2,271,005	$15,951	2.85%	$2,387,221	$21,637	3.65%

Non-interest bearing liabilities:
Demand deposits	168,109			186,454
Other liabilities	22,734			25,640

Total non-interest bearing liabilities	190,843			212,094

Total liabilities	2,461,848			2,599,315

Shareholders’ equity	384,924			328,776

Total liabilities and shareholders’ equity	$2,846,772			$2,928,091

Net interest income		$19,611			$24,668

Interest rate spread			3.01%			3.60%

Net yield on interest-earning assets			3.23%			3.86%

[1]	Average loan balances excluded nonaccrual loans for the periods presented.

[2]
Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Provision for Loan Losses. During the three months ended March 31, 2009, loan charge-offs were $3,736 and recoveries of charged-off loans were $2,994. The Company’s provision for loan losses increased slightly by $97 to $985 for the three months ended March 31, 2009, as compared to $888 for the same period in 2008. The Company’s allowance for loan losses increased by $243 to $49,054 at March 31, 2009 from $48,811 at December 31, 2008 and the reserve to outstanding loans ratio decreased 1 basis points to 2.19% between these two dates but increased 74 basis points from the ratio of 1.45% at March 31, 2008. Credit quality ratios have declined since September 30, 2007, principally as a result of the rapid deterioration of the residential real estate construction and development market beginning in the fourth quarter of 2007 in the Company’s urban markets, primarily Nashville and Knoxville. Management continually evaluates the Company’s credit policies and procedures for effective risk and control management. The ratio of allowance for loan losses to nonperforming loans was 45.16%, 155.28% and 112.71% at March 31, 2009, December 31, 2008 and March 31, 2008, respectively, and the ratio of nonperforming assets to total assets was 4.34%, 2.61% and 1.35% at March 31, 2009, December 31, 2008 and March 31, 2008, respectively. The ratio of nonperforming loans to total loans, net of unearned interest, was 4.84%, 1.41% and 1.29% at March 31, 2009, December 31, 2008 and March 31, 2008, respectively. Within the Bank, the Company’s largest subsidiary, the ratio of nonperforming assets to total assets was 4.31%, 2.58% and 1.32% at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.
The Company’s year-to-date net charge-offs as a percentage of average loans decreased from 0.05% for the three months ended March 31, 2008 to 0.03% for the three months ended March 31, 2009. Net charge-offs as a percentage of average loans were 1.63% for the year ended December 31, 2008.
Management believes that credit quality indicators will be driven by the current economic environment and the resiliency of residential real estate markets. Management continually evaluates the existing portfolio in light of loan concentrations, current general economic conditions and economic trends. Management believes these evaluations strongly suggest an economic slowdown in the Company’s markets has and will continue to occur throughout 2009. Based on its evaluation of the allowance for loan loss calculation and review of the loan portfolio, management believes the allowance for loan losses is adequate at March 31, 2009. However, the provision for loan losses could further increase for the entire year of 2009 if the general economic conditions continue to weaken or the residential real estate markets in Nashville or Knoxville or the financial conditions of borrowers deteriorate beyond management’s current expectations.
Non-interest Income. Fee income, unrelated to interest-earning assets, consisting primarily of service charges, commissions and fees, has become an important component to the Company’s total revenue stream.
Total non-interest income for the three months ended March 31, 2009 was $6,943, as compared to $7,306 for the same period in 2008. Service charges, commissions and fees remain the largest component of total non-interest income and decreased slightly from $5,467 for the three months ended March 31, 2008 to $5,356 for the same period in 2009. Although the Company continues to see solid growth in net new checking account customers due to its High Performance Checking Program, as evidenced by the 4,292 net new accounts opened during the first quarter, the service charges and NSF fees associated with this product have declined modestly due to the current economic environment. The Company believes that as the economy begins to recover, non-interest income will continue to improve given the expansion of its customer base. In addition, mortgage banking income and other non-interest income decreased by $202 and $97, respectively, to $55 and $695 for the three months ended March 31, 2009 from $257 and $792 for the same period in 2008.
Non-interest Expense. Control of non-interest expense is a critical aspect in enhancing income. Non-interest expense includes personnel, occupancy, and other expenses such as data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation (“FDIC”) assessment, etc. Total non-interest expense was $17,831 for the three months ended March 31, 2009 compared to $19,561 for the same period in 2008. The $1,730, or 9%, decrease in total non-interest expense for the three months ended March 31, 2009 compared to the same period of 2008 principally reflects decreases in personnel expenses, reduced advertising expense and lower equipment expense.
Personnel costs are the primary element of the Company’s non-interest expenses. For the three months ended March 31, 2009, employee compensation and benefits represented $8,987, or 50%, of total non-interest expense. This was a decrease of $862, or 9%, from the $9,849 for the three months ended March 31, 2008. Including Bank branches and non-bank office locations the Company had 75 locations at March 31, 2009 and December 31, 2008, as compared to 76 at March 31, 2008, and the number of full-time equivalent employees declined from 789 at March 31, 2008 to 738 at March 31, 2009.

Non-interest expense for the first quarter of 2009 included OREO losses of $81,000, down significantly from $4,006,000 in the fourth quarter of 2008 following the Company’s efforts then to aggressively liquidate OREO.
Recently, the FDIC finalized its deposit insurance assessment rates for 2009. As a result of the requirement to increase the FDIC’s Bank Insurance Fund to statutory levels over a prescribed period of time and increased pressure on the fund’s reserves due to the increasing number of bank failures, FDIC insurance costs for 2009 will be higher for all insured depository institutions. We also anticipate in the third quarter of 2009 a special one-time assessment from the FDIC, which may or may not be implemented, and the assessment rate is yet to be determined.
Primarily as a result of the lower earnings level, the Company’s efficiency ratio increased from 61.56% at March 31, 2008 to 67.61% at March 31, 2009. The efficiency ratio illustrates how much it cost the Company to generate revenue; for example, it cost the Company 67.61 cents to generate one dollar of revenue for the three months ended March 31, 2009.
Income Taxes. The effective income tax rate for the three months ended March 31, 2009 was 36.7% compared to 36.6% for the same period in 2008.
Changes in Financial Condition
Total assets at March 31, 2009 were $2,795,839, a decrease of $148,832, or 5%, from December 31, 2008. The decrease in assets was primarily reflective of the $120,527, or 61%, decrease in cash and cash equivalents. The Company expects that its total assets will decline slightly over the remainder of 2009.
Non-performing assets (“NPA’s”), which include non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned and repossessed assets (“OREO”), totaled $121,272 at March 31, 2009 compared with $76,806 at December 31, 2008. During the quarter, the Company experienced an increase in net NPA’s of $44,466 as the economy continued to weaken. The Company continued its aggressive approach to identify and recognize NPA’s and accordingly recognized $58,055 in new non-accrual loans during the quarter compared with $59,330 during the fourth quarter of 2008. Additionally, the Company foreclosed on $16,158 of loans after charging-off balances of $3,736 and transferred these balances to OREO. On loan balances which were on non-accrual status the Company received payments of $3,886 plus realized loss recoveries of $2,994 during the quarter. Also, during the quarter, the Company returned $36,368 of OREO properties to non-accrual loans due to bankruptcy filings of these customers and the resultant extended time period now involved in securing ownership of these properties. These properties had been previously written down to current market valuations less estimated carrying costs based on current appraisals and had no impact on the current quarter’s loan loss reserve or the loan loss provision level.
Non-performing loans include non-accrual loans and loans 90 or more days past due. All loans that are 90 days past due are considered non-accrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Non-accrual loans that are 120 days past due without assurance of repayment are charged off against the allowance for loan losses. Nonaccrual loans and loans past due 90 days totaled $108,621 at March 31, 2009 an increase of $77,186 from December 31, 2008.
OREO totaled $12,651 at March 31, 2009 compared with $45,371 at December 31, 2008. As noted above, during the first quarter of 2009, $36,368 of OREO balances were returned to non-accrual loan status due to the aforementioned bankruptcy filings and the extended period of time now required to achieve possession of the property. Additionally, the Company received proceeds on the disposition of OREO totaling $12,429 and it incurred a net loss on the disposition of OREO property of $81 during the quarter.
At March 31, 2009, the ratio of the Company’s allowance for loan losses to non-performing loans (which include non-accrual loans) was 45.16% compared to 112.71% at March 31, 2008.
The Company maintains an investment portfolio to provide liquidity and earnings. Investments at March 31, 2009 with an amortized cost of $193,547 had a market value of $193,866. At year-end 2008, investments with an amortized cost of $205,310 had a market value of $204,163.

Liquidity and Capital Resources
Liquidity. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s liquid assets include cash and due from banks, federal funds sold, investment securities and loans held for sale. Including securities pledged to collateralize municipal deposits, these assets represented 11% and 16% of the total liquidity base at March 31, 2009 and December 31, 2008, respectively. The liquidity base is generally defined to include deposits, repurchase agreements, notes payable and subordinated debentures. The Company maintains borrowing availability with the Federal Home Loan Bank of Cincinnati (“FHLB”), which was fully utilized at March 31, 2009. The Company also maintains federal funds lines of credit totaling $116,000 at six correspondent banks, of which $116,000 was available at March 31, 2009. The Company believes it has sufficient liquidity to satisfy its current operating needs.
For the three months ended March 31, 2009, operating activities of the Company provided $11,892 of cash flows. Net income of $4,780 comprised a substantial portion of the cash generated from operations. Cash flows from operating activities were also positively affected by various non-cash items, including (i) $985 in provision for loan losses, (ii) $1,893 of depreciation and amortization and (iii) $7,147 in other assets, which included a federal tax refund receivable of $6,200 due to the overpayment of quarterly estimated taxes in 2008. This was offset in part by a decrease of $2,430 in accrued interest payable and other liabilities.
The Company’s net decrease in purchases and maturities of securities available for sale of $11,737 was the primary component of the $19,820 in net cash provided from investing activities for the three months ended March 31, 2009. During the first quarter, as the U.S. Treasury implemented its program of repurchasing $1.3 trillion of previously issued Government Agency Securities, certain securities held by the Company were called, at par, resulting in no gain or loss to the Company. In addition proceeds from the sale of other real estate provided $12,126 in cash flows. These were offset by $2,370 in premises and equipment expenditures.
The net decrease in total deposits of $145,627 was the primary source of cash flows used in financing activities of $152,239. The net decrease in total deposits reflects a decrease in brokered deposits of $195,001 and an increase in core customer deposits of $49,374, as the Company, as well as other banks, experienced an inflow of deposit balances due to the economic environment. In addition, the net change in repurchase agreements of $4,284, dividends paid on preferred stock of $522 and dividends paid on common stock of $1,710 further increased the total net cash used in financing activities.
Capital Resources. The Company’s capital position is reflected in its shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of the Company’s net worth, soundness and viability. The Company continues to exhibit a strong capital position. Further, the capital base of the Company allows it to take advantage of business opportunities while maintaining the level of resources deemed appropriate by management of the Company to address business risks inherent in the Company’s daily operations.
Shareholders’ equity on March 31, 2009 was $384,474, an increase of $3,243, or 0.9%, from $381,231 on December 31, 2008. The increase in shareholders’ equity primarily reflects net income available to common shareholders for the three months ended March 31, 2009 of $3,548 ($0.27 per share) and the cumulative change of $888 in unrealized gains, net of reclassification and taxes, on available for sale securities. These increases were offset in part by quarterly common stock dividend payments during the three months ended March 31, 2009 totaling $1,710 ($0.13 per share).
The Company’s primary source of liquidity is dividends paid by the Bank. Applicable Tennessee statutes and regulations impose restrictions on the amount of dividends that may be declared by the Bank. Further, any dividend payments are subject to the continuing ability of the Bank to maintain its compliance with minimum federal regulatory capital requirements and the Company’s self-imposed restrictions to retain its characterization under federal regulations as a “well-capitalized” institution.

Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (“FRB”) and the FDIC require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of common equity, retained earnings, and a limited amount of qualifying perpetual preferred stock and trust preferred securities, net of goodwill and other intangible assets and accumulated other comprehensive income). These guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. At March 31, 2009, the Bank and the Company each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements. The table below sets forth the capital position of the Bank and the Company at March 31, 2009.

	Required	Required
	Minimum	to be
	Ratio	Well Capitalized	Bank	Company
Tier 1 risk-based capital	4.00%	6.00%	13.71%	13.90%
Total risk-based capital	8.00%	10.00%	14.97%	15.16%
Leverage Ratio	4.00%	5.00%	11.63%	11.80%
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
Off-Balance Sheet Arrangements
At March 31, 2009, the Company had outstanding unused lines of credit and standby letters of credit totaling $354,632 and unfunded loan commitments outstanding of $38,699. Because these commitments generally have fixed expiration dates and most will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or, on a short-term basis, to borrow any then available amounts from the FHLB and/or purchase Federal funds from other financial institutions. At March 31, 2009, the Company had accommodations with upstream correspondent banks for unsecured Federal funds lines of $131,000. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about the Company’s off-balance sheet commitments as of March 31, 2009, which by their terms have contractual maturity dates subsequent to March 31, 2009:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total

Commitments to make loans — fixed	$5,866	$—	$—	$—	$5,866
Commitments to make loans — variable	32,833	—	—	—	32,833
Unused lines of credit	167,066	51,846	11,248	82,088	312,248
Letters of credit	27,363	774	7,353	6,894	42,384

Total	$233,128	$52,620	$18,601	$88,982	$393,331

Disclosure of Contractual Obligations
In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes the Company’s significant fixed and determinable contractual obligations as of March 31, 2009:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total

Certificates of deposits	$1,044,384	$160,719	$3,672	$3,667	$1,212,442
FHLB advances and notes payable	54,933	27,854	75,925	70,540	229,252
Subordinated debentures	—	—	—	88,662	88,662
Operating lease obligations	1,288	2,055	1,515	1,404	6,262
Deferred compensation	1,823	—	—	2,097	3,920
Purchase obligations	105	—	—	—	105

Total	$1,102,533	$190,628	$81,112	$166,370	$1,540,643

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
Effect of New Accounting Standards
Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”), Statement of Financial Accounting Standards (“SFAS”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” was issued April 9, 2009. FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently assessing the impact of FSP SFAS 157-4 on its consolidated financial statements and results of operations.
FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” were issued April 9, 2009. FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. FSP SFAS 115-2 and SFAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently assessing the impact of FSP SFAS 115-2 and SFAS 124-2 on its consolidated financial statements and results of operations.
FSP SFAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” were issued April 9, 2009. FSP SFAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 will be included in the Company’s interim financial statements beginning with the second quarter of 2009.

In January 2009, the FASB finalized Emerging Issues Task Force (“EITF”) No. 99-20-1, Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20. EITF No.99-20-1 conforms the guidance in EITF 99-20 to that of FSP SFAS 115-1 by removing the requirement of management to consider a market participant’s assumptions about cash flows in assessing whether or not an adverse change in previously anticipated cash flows has occurred. EITF No. 99-20-1 is effective for interim and annual periods ending after December 15, 2008, applied prospectively. We have evaluated the new standard and have determined that it will not have a significant impact on the determination or reporting of our financial results.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part II, Item 7A of the 2008 10-K is incorporated in this item of this Quarterly Report by this reference. There have been no material changes in the quantitative and qualitative market risks of the Company since December 31, 2008.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).
Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company and its subsidiaries are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company’s results of operations.
Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company made no unregistered sales of its equity securities or repurchases of its common stock during the quarter ended March 31, 2009.
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

Green Bankshares, Inc.
Registrant

Date: May 8, 2009	By	/s/ James E. Adams
James E. Adams
Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002