Form 10-Q
period 2009-06-30
GREEN BANKSHARES, INC.
filed 2009-08-07
CIK 764402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☑
As of August 7, 2009, the number of shares outstanding of the issuer’s common stock was: 13,175,817.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The unaudited condensed consolidated financial statements of Green Bankshares, Inc. and its wholly owned subsidiaries are as follows:

Condensed Consolidated Balance Sheets — June 30, 2009 and December 31, 2008	2

Condensed Consolidated Statements of Income — For the three and six months ended June 30, 2009 and 2008	3

Condensed Consolidated Statement of Changes in Shareholders’ Equity — For the six months ended June 30, 2009	4

Condensed Consolidated Statements of Cash Flows — For the six months ended June 30, 2009 and 2008	5

Notes to Condensed Consolidated Financial Statements	6

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2009 and December 31, 2008
(Amounts in thousands, except share and per share data)

	(Unaudited)
	June 30,	December 31,
	2009	2008*
ASSETS
Cash and due from banks	$103,454	$193,095
Federal funds sold	4,119	5,263

Cash and cash equivalents	107,573	198,358
Securities available for sale	167,853	203,562
Securities held to maturity (with a market value of $629 and $601)	647	657
Loans held for sale	3,634	442
Loans, net of unearned interest	2,183,754	2,223,390
Allowance for loan losses	(50,157)	(48,811)
Other real estate owned and repossessed assets	34,468	45,371
Premises and equipment, net	83,448	83,359
FHLB and other stock, at cost	12,734	13,030
Cash surrender value of life insurance	30,113	29,539
Goodwill	—	143,389
Core deposit and other intangibles	10,629	12,085
Other assets	45,138	40,300

Total assets	$2,629,834	$2,944,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Non-interest bearing deposits	$165,735	$176,685
Interest bearing deposits	1,746,895	1,645,115
Brokered deposits	114,092	362,347

Total deposits	2,026,722	2,184,147

Repurchase agreements	25,990	35,302
FHLB advances and notes payable	229,154	229,349
Subordinated debentures	88,662	88,662
Accrued interest payable and other liabilities	26,114	25,980

Total liabilities	$2,396,642	$2,563,440

Shareholders’ equity
Preferred stock: no par, 1,000,000 shares authorized, 72,278 shares outstanding	$66,041	$65,346
Common stock: $2 par, 20,000,000 shares authorized, 13,175,817 and 13,112,687 shares outstanding	26,351	26,225
Common stock warrants	6,934	6,934
Additional paid-in capital	187,966	187,742
Retained earnings (deficit)	(53,918)	95,647
Accumulated other comprehensive (loss)	(182)	(663)

Total shareholders’ equity	233,192	381,231

Total liabilities and shareholders’ equity	$2,629,834	$2,944,671

*	Derived from the audited consolidated balance sheet, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2009 and 2008
(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Interest income
Interest and fees on loans	$32,528	$39,407	$65,173	$82,156
Taxable securities	1,843	2,784	4,063	5,647
Nontaxable securities	314	324	634	657
FHLB and other stock	135	157	285	317
Federal funds sold and other	36	22	81	26

Total interest income	34,856	42,694	70,236	88,803

Interest expense
Deposits	11,511	13,377	24,164	29,312
Federal funds purchased and repurchase agreements	7	700	16	1,792
FHLB advances and notes payable	2,469	2,565	4,912	5,743
Subordinated debentures	689	1,008	1,535	2,440

Total interest expense	14,676	17,650	30,627	39,287

Net interest income	20,180	25,044	39,609	49,516

Provision for loan losses	24,384	11,019	25,369	11,907

Net interest income (loss) after provision for loan losses	(4,204)	14,025	14,240	37,609

Non-interest income
Service charges on deposit accounts	5,795	5,988	11,151	11,455
Other charges and fees	505	505	954	1,009
Trust and investment services income	489	548	877	834
Mortgage banking income	110	293	165	550
Other income	642	778	1,337	1,570

Total non-interest income	7,541	8,112	14,484	15,418

Non-interest expense
Employee compensation	8,064	8,069	15,756	16,659
Employee benefits	1,229	1,187	2,524	2,446
Occupancy expense	1,712	1,649	3,499	3,364
Equipment expense	895	745	1,637	1,847
Computer hardware/software expense	651	719	1,288	1,351
Professional services	446	504	975	958
Advertising	679	814	743	1,688
Loss on sale of OREO and repossessed assets	3,346	1,066	3,427	1,080
FDIC Insurance	2,550	366	3,250	763
Core deposit and other intangibles amortization	652	655	1,456	1,309
Goodwill impairment	143,389	—	143,389	—
Other expenses	5,530	4,366	9,030	8,236

Total non-interest expenses	169,143	20,140	186,974	39,701

Income (loss) before income taxes	(165,806)	1,997	(158,250)	13,326

Provision for income taxes (benefit)	(15,656)	535	(12,880)	4,686

Net income (loss)	$(150,150)	$1,462	$(145,370)	$8,640

Preferred stock dividends and accretion of discount	1,250	—	2,482	—

Net income (loss) available to common shareholders	$(151,400)	$1,462	$(147,852)	$8,640

Per share of common stock:
Basic earnings (loss)	$(11.58)	$0.11	$(11.32)	$0.67

Diluted earnings (loss)	(11.58)	0.11	(11.32)	0.67

Dividends	0.00	0.13	0.13	0.26

Weighted average shares outstanding:
Basic	13,070,216	12,931,669	13,066,569	12,931,419

Diluted[1]	13,070,216	12,958,439	13,066,569	12,939,638

[1]	Diluted weighted average shares outstanding for the three and six months ended June 30, 2009 excludes 105,734 and 92,420 shares, respectively, because they are anti-dilutive.
See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2009
(Amounts in thousands, except share and per share data)

				Warrants			Accumulated
				For	Additional	Retained	Other	Total
	Preferred	Common Stock		Common	Paid-in	Earnings	Comprehensive	Shareholders’
	Stock	Shares	Amount	Stock	Capital	(Deficit)	Income(Loss)	Equity
Balance, December 31, 2008	$65,346	13,112,687	$26,225	$6,934	$187,742	$95,647	$(663)	$381,231

Preferred stock transactions:
Accretion of preferred stock discount	695	—	—	—	—	(695)	—	—
Preferred stock dividends	—	—	—	—	—	(1,787)	—	(1,787)
Common stock transactions:
Issuance of restricted common shares	—	63,130	126	—	(126)	—	—	—
Compensation expense:
Stock options	—	—	—	—	196	—	—	196
Restricted stock	—	—	—	—	154	—	—	154
Dividends paid ($.13 per share)	—	—	—	—	—	(1,713)	—	(1,713)
Comprehensive (loss):
Net (loss)	—	—	—	—	—	(145,370)	—	(145,370)
Change in unrealized gains, net of reclassification and taxes	—	—	—	—	—	—	481	481

Total comprehensive (loss)								(144,889)

Balance, June 30, 2009	$66,041	13,175,817	$26,351	$6,934	$187,966	$(53,918)	$(182)	$233,192

See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(Amounts in thousands, except share and per share data)

	June 30,	June 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(145,370)	$8,640
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for loan losses	25,369	11,907
Impairment of goodwill	143,389	—
Depreciation and amortization	3,642	3,509
Security amortization and accretion, net	47	(548)
Writedown of investment for impairment	524	—
FHLB stock dividends	—	(303)
Net gain on sale of mortgage loans	(99)	(388)
Originations of mortgage loans held for sale	(21,582)	(33,715)
Proceeds from sales of mortgage loans	18,489	33,894
Increase in cash surrender value of life insurance	(574)	(536)
Net losses from sales of fixed assets	35	386
Stock-based compensation expense	350	385
Net loss (gain) on other real estate and repossessed assets	3,427	(105)
Deferred tax expense (benefit)	305	(1,095)
Net changes:
Other assets	(5,453)	6,482
Accrued interest payable and other liabilities	(228)	(15,748)

Net cash provided by operating activities	22,271	12,765

Cash flows from investing activities
Purchase of securities available for sale	(45,873)	(80,644)
Proceeds from maturities of securities available for sale	82,098	37,276
Proceeds from maturities of securities held to maturity	10	335
Purchase of FHLB stock	—	(417)
Net change in loans	19,980	(28,255)
Proceeds from sale of other real estate	3,110	11,498
Improvements to other real estate	—	(443)
Proceeds from sale of fixed assets	555	50
Premises and equipment expenditures	(2,865)	(2,949)

Net cash provided (used) by investing activities	57,015	(63,549)

Cash flows from financing activities
Net change in core deposits	90,830	161,219
Net change in brokered deposits	(248,255)	112,938
Net change in repurchase agreements	(9,312)	(102,884)
Proceeds from FHLB advances and notes payable	—	20,916
Repayments of FHLB advances and notes payable	(195)	(109,597)
Preferred stock dividends paid	(1,426)	—
Common stock dividends paid	(1,713)	(3,380)
Proceeds from issuance of common stock	—	14

Net cash provided (used) by financing activities	(170,071)	79,226

Net change in cash and cash equivalents	(90,785)	28,442

Cash and cash equivalents, beginning of period	198,358	65,717

Cash and cash equivalents, end of period	$107,573	$94,159

Supplemental disclosures — cash and noncash
Interest paid	$33,944	$42,901
Income taxes paid	1,675	5,250
Loans converted to other real estate	34,193	26,901
Unrealized gain (loss) on available for sale securities, net of tax	481	(1,709)
See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 1 — PRINCIPLES OF CONSOLIDATION
The accompanying unaudited condensed consolidated financial statements of Green Bankshares, Inc. (the “Company”) and its wholly owned subsidiary, GreenBank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain amounts from prior period financial statements have been reclassified to conform to the current year’s presentation.
NOTE 2 — SECURITIES
Securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
June 30, 2009
U.S. government agencies	$36,860	$242	$(279)	$36,823
Obligations of states and political Subdivisions	32,167	301	(789)	31,679
Mortgage-backed	96,477	2,191	(1,143)	97,525
Trust preferred securities	2,648	—	(822)	1,826

	$168,152	$2,734	$(3,033)	$167,853

December 31, 2008
U.S. government agencies	$98,143	$685	$(22)	$98,806
Obligations of states and political Subdivisions	32,641	139	(976)	31,804
Mortgage-backed	70,915	945	(1,401)	70,459
Trust preferred securities	2,954	—	(461)	2,493

	$204,653	$1,769	$(2,860)	$203,562

Held to Maturity
June 30, 2009
Obligations of states and political subdivisions	$395	$8	$—	$403
Other securities	252	—	(26)	226

	$647	$8	$(26)	$629

December 31, 2008
Obligations of states and political subdivisions	$404	$7	$—	$411
Other securities	253	—	(63)	190

	$657	$7	$(63)	$601

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 2 — SECURITIES (Continued)
Contractual maturities of securities at June 30, 2009 are shown below. Securities not due at a single maturity date, collateralized mortgage obligations and mortgage-backed securities are shown separately.

	Available for Sale	Held to Maturity
	Fair	Carrying	Fair
	Value	Amount	Value
Due in one year or less	$—	$—	$—
Due after one year through five years	2,882	647	629
Due after five years through ten years	32,768	—	—
Due after ten years	34,678	—	—
Collateralized mortgage obligations	81,577	—	—
Mortgage-backed securities	15,948	—	—

Total maturities	$167,853	$647	$629

There were no gross gains or (losses) for the three and six month periods ended June 30, 2009, respectively, compared to no gain or loss and $23 of loss for the three and six months ended June 30, 2008, respectively, from the sale of securities available for sale and held to maturity.
Securities with a carrying value of $135,741 and $181,683 at June 30, 2009 and December 31, 2008, respectively, were pledged for public deposits and securities sold under agreements to repurchase and to the Federal Reserve Bank.
Securities with unrealized losses at June 30, 2009 and December 31, 2008 not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2009
U. S. government agencies	$11,709	$(279)	$—	$—	$11,709	$(279)
Obligations of states and political subdivisions	10,852	(312)	3,356	(477)	14,208	(789)
Other securities	1,145	(20)	907	(828)	2,052	(848)
Collateralized mortgage obligations	3,600	(24)	3,076	(1,060)	6,676	(1,084)
Mortgage-backed securities	9,245	(54)	631	(5)	9,876	(59)

Total temporarily impaired	$36,551	$(689)	$7,970	$(2,370)	$44,521	$(3,059)

December 31, 2008
U. S. government agencies	$977	$(22)	$—	$—	$977	$(22)
Obligations of states and political subdivisions	18,445	(838)	643	(139)	19,088	(977)
Other securities	1,210	(14)	1,474	(509)	2,684	(523)
Collateralized mortgage obligations	8,721	(1,310)	—	—	8,721	(1,310)
Mortgage-backed securities	640	(24)	1,446	(67)	2,086	(91)

Total temporarily impaired	$29,993	$(2,208)	$3,563	$(715)	$33,556	$(2,923)

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 2 — SECURITIES (Continued)
Securities in a loss position are evaluated for other-than-temporary impairment, considering such factors as the length of time and the extent to which the market value has been below cost, the credit standing of the issuer, and the Company’s ability and intent to hold the security until its market value recovers. The Company held 55 and 61 securities with an unrealized loss position as of June 30, 2009 and December 31, 2008, respectively. Management does not believe any remaining individual unrealized loss represented other-than-temporary impairment as of June 30, 2009 or December 31, 2008. During the six months ended June 30, 2009 the Company recognized a write-down of $524, representing other-than-temporary impairment, related to equity and non-pooled trust preferred securities.
NOTE 3 — LOANS
Loans at June 30, 2009 and December 31, 2008 were as follows:

	June 30,	December 31,
	2009	2008

Commercial real estate	$1,409,007	$1,430,425
Residential real estate	400,207	397,922
Commercial	300,325	315,099
Consumer	86,491	89,733
Other	2,933	4,656
Unearned income	(15,209)	(14,245)

Loans, net of unearned income	$2,183,754	$2,223,390

Allowance for loan losses	$(50,157)	$(48,811)

Transactions in the allowance for loan losses and certain information about nonaccrual loans and loans 90 days past due but still accruing interest for the six months ended June 30, 2009 and twelve months ended December 31, 2008 were as follows:

	June 30,	December 31,
	2009	2008

Balance at beginning of year	$48,811	$34,111
Add (deduct):
Provision for loan losses	25,369	52,810
Loans charged off	(28,367)	(41,269)
Recoveries of loans charged off	4,344	3,159

Ending balance	$50,157	$48,811

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 3 — LOANS (Continued)

	June 30,	December 31,
	2009	2008

Impaired loans were as follows:

Loans with no allowance allocated	$94,746	$29,602
Loans with allowance allocated	27,256	17,613
Amount of allowance allocated	5,519	2,651

Nonperforming loans were as follows:

Loans past due 90 days still on accrual	$820	$509
Nonaccrual loans	93,889	30,926

Total	$94,709	$31,435

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 4 — EARNINGS PER SHARE OF COMMON STOCK
Basic earnings or loss per share (“EPS”) of common stock is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares and potential common shares outstanding during the period. Stock options, warrants and restricted common shares are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the three and six months ended June 30, 2009, 1,059,947 options and warrants are excluded from the effect of dilutive securities because they are anti-dilutive; 408,127 options are similarly excluded from the effect of dilutive securities for the three and six months ended June 30, 2008.
The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	2008
Basic Earnings (Loss) Per Share

Net income (loss)	$(150,150)	$1,462
Less: preferred stock dividends and accretion of discount on warrants	1,250	—

Net income (loss) available to common shareholders	$(151,400)	$1,462

Weighted average common shares outstanding	13,070,216	12,931,669

Basic earnings (loss) per share	$(11.58)	$0.11

Diluted Earnings (Loss) Per Share

Net income (loss)	$(150,150)	$1,462
Less: preferred stock dividends and accretion of discount on warrants	1,250	—

Net income (loss) available to common shareholders	$(151,400)	$1,462

Weighted average common shares outstanding	13,070,216	12,931,669

Add: Dilutive effects of assumed conversions of restricted stock and exercises of stock options and warrants[1]	—	26,770

Weighted average common and dilutive potential common shares outstanding	13,070,216	12,958,439

Diluted earnings (loss) per share[1]	$(11.58)	$0.11

[1]
Diluted earnings (loss) per share for the three months ended June 30, 2009 is calculated by using the weighted average common shares outstanding, instead of the diluted weighted average shares outstanding because they are anti-dilutive.

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 4 — EARNINGS PER SHARE OF COMMON STOCK (Continued)

	Six Months Ended June 30,
	2009	2008
Basic Earnings (Loss) Per Share

Net income (loss)	$(145,370)	$8,640
Less: preferred stock dividends and accretion of discount on warrants	2,482	—

Net income (loss) available to common shareholders	$(147,852)	$8,640

Weighted average common shares outstanding	13,066,569	12,931,419

Basic earnings (loss) per share	$(11.32)	$0.67

Diluted Earnings (Loss) Per Share

Net income (loss)	$(145,370)	$8,640
Less: preferred stock dividends and accretion of discount on warrants	2,482	—

Net income (loss) available to common shareholders	$(147,852)	$8,640

Weighted average common shares outstanding	13,066,569	12,931,419

Add: Dilutive effects of assumed conversions of restricted stock and exercises of stock options and warrants[1]	—	8,219

Weighted average common and dilutive potential common shares outstanding	13,066,569	12,939,638

Diluted earnings (loss) per share[1]	$(11.32)	$0.67

[1]
Diluted earnings (loss) per share for the six months ended June 30, 2009 is calculated by using the weighted average common shares outstanding, instead of the diluted weighted average shares outstanding because they are anti-dilutive.

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

Three months ended June 30, 2009	Bank	Other Segments	Holding Company	Eliminations	Totals

Net interest income (expense)	$18,683	$2,185	$(688)	$—	$20,180
Provision for loan losses	23,645	739	—	—	24,384
Noninterest income	7,204	540	24	(227)	7,541
Noninterest expense	167,643	1,232	495	(227)	169,143
Income tax expense (benefit)	(15,526)	298	(428)	—	(15,656)

Segment profit (loss)	$(149,875)	$456	$(731)	$—	$(150,150)

Segment assets at June 30, 2009	$2,577,886	$42,282	$9,666	$—	$2,629,834

Three months ended June 30, 2008	Bank	Other Segments	Holding Company	Eliminations	Totals

Net interest income (expense)	$24,078	$1,974	$(1,008)	$—	$25,044
Provision for loan losses	10,502	517	—	—	11,019
Noninterest income	7,730	566	30	(214)	8,112
Noninterest expense	18,553	1,256	545	(214)	20,140
Income tax expense (benefit)	815	301	(581)	—	535

Segment profit (loss)	$1,938	$466	$(942)	$—	$1,462

Segment assets at June 30, 2008	$2,969,897	$39,778	$8,861	$—	$3,018,536

Six months ended June 30, 2009	Bank	Other Segments	Holding Company	Eliminations	Totals

Net interest income (expense)	$36,893	$4,251	$(1,535)	$—	$39,609
Provision for loan losses	23,986	1,383	—	—	25,369
Noninterest income	13,801	989	149	(455)	14,484
Noninterest expense	183,885	2,471	1,073	(455)	186,974
Income tax expense (benefit)	(12,510)	545	(915)	—	(12,880)

Segment profit (loss)	$(144,667)	$841	$(1,544)	$—	$(145,370)

Six months ended June 30, 2008	Bank	Other Segments	Holding Company	Eliminations	Totals

Net interest income (expense)	$48,148	$3,808	$(2,440)	$—	$49,516
Provision for loan losses	10,916	991	—	—	11,907
Noninterest income	14,604	1,064	177	(427)	15,418
Noninterest expense	36,559	2,549	1,020	(427)	39,701
Income tax expense (benefit)	5,446	522	(1,282)	—	4,686

Segment profit (loss)	$9,831	$810	$(2,001)	$—	$8,640

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 5 — SEGMENT INFORMATION (Continued)
Asset Quality Ratios

As of and for the period ended June 30, 2009	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	4.33%	1.89%	4.34%
Nonperforming assets as a percentage of total assets	4.88%	2.00%	4.91%
Allowance for loan losses as a percentage of total loans, net of unearned income	2.15%	8.11%	2.30%
Allowance for loan losses as a percentage of nonperforming loans	49.70%	428.99%	52.96%
YTD net charge-offs to average total loans, net of unearned income	1.04%	2.71%	1.08%

As of and for the period ended June 30, 2008	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	1.71%	1.51%	1.73%
Nonperforming assets as a percentage of total assets	2.00%	2.13%	2.03%
Allowance for loan losses as a percentage of total loans, net of unearned income	1.37%	8.02%	1.51%
Allowance for loan losses as a percentage of nonperforming loans	80.34%	530.82%	87.11%
YTD net charge-offs to average total loans, net of unearned income	0.42%	2.04%	0.45%

As of and for the year ended December 31, 2008	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	1.38%	2.48%	1.41%
Nonperforming assets as a percentage of total assets	2.58%	2.57%	2.61%
Allowance for loan losses as a percentage of total loans, net of unearned income	2.06%	8.27%	2.20%
Allowance for loan losses as a percentage of nonperforming loans	149.59%	333.81%	155.28%
Net charge-offs to average total loans, net of unearned income	1.53%	6.42%	1.63%

Net charge-offs	Bank	Other	Total

For the six month period ended June 30, 2009	$22,893	$1,130	$24,023
For the six month period ended June 30, 2008	$9,865	$802	$10,667
For the year ended December 31, 2008	$35,564	$2,546	$38,110
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 6 — FAIR VALUE DISCLOSURES
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
June 30, 2009
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 6 — FAIR VALUE DISCLOSURES (continued)
Impaired Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
Other Real Estate
Other real estate, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of foreclosed real estate expense. Other real estate is included in Level 3 of the valuation hierarchy.
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

				Total Carrying
				Amount in
				Statement of	Assets/Liabilities
	Fair Value Measurement Using			Financial	Measured at Fair
Description	Level 1	Level 2	Level 3	Position	Value
June 30, 2009
Securities available for sale	$—	$167,853	$—	$167,853	$167,853

December 31, 2008
Securities available for sale	$—	$203,562	$—	$203,562	$203,562
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 6 — FAIR VALUE DISCLOSURES (Continued)
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

				Total Carrying
				Amount in
				Statement of	Assets/Liabilities
	Fair Value Measurement Using			Financial	Measured at Fair
Description	Level 1	Level 2	Level 3	Position	Value
June 30, 2009
Other real estate	$—	$—	$12,511	$12,511	$12,511
Impaired loans	—	—	21,737	21,737	21,737

Total assets at fair value	$—	$—	$34,248	$34,248	$34,248

December 31, 2008
Impaired loans	—	—	43,364	43,364	43,364

Total assets at fair value	$—	$—	$43,364	$43,364	$43,364

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 6 — FAIR VALUE DISCLOSURES (Continued)
The carrying value and estimated fair value of the Company’s financial instruments are as follows at June 30, 2009 and December 31, 2008.

	June 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$107,573	$107,573	$198,358	$198,358
Securities available for sale	167,853	167,853	203,562	203,562
Securities held to maturity	647	629	657	601
Loans held for sale	3,634	3,649	442	445
Loans, net	2,133,597	2,088,545	2,174,579	2,135,732
FHLB, Bankers Bank and other stock	12,734	12,734	13,030	13,030
Cash surrender value of life insurance	30,113	30,113	29,539	29,539
Accrued interest receivable	9,075	9,075	10,808	10,808

Financial liabilities:
Deposit accounts	$2,026,722	$2,035,351	$2,184,147	$2,195,459
Federal funds purchased and repurchase agreements	25,990	25,990	35,302	35,302
FHLB Advances and notes payable	229,154	236,048	229,349	232,731
Subordinated debentures	88,662	70,976	88,662	74,570
Accrued interest payable	3,511	3,511	6,828	6,828
The following methods and assumptions were used to estimate the fair values for financial instruments that are not disclosed under SFAS No. 157. The carrying amount is considered to estimate fair value for cash and short-term instruments, demand deposits, liabilities for repurchase agreements, variable rate loans or deposits that reprice frequently and fully, and accrued interest receivable and payable. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, the fair value is estimated by discounted cash flow analysis using current market rates for the estimated life and credit risk. Liabilities for FHLB advances and notes payable are estimated using rates of debt with similar terms and remaining maturities. The fair value of off-balance sheet items is based on the current fees or costs that would be charged to enter into or terminate such arrangements, which is not material. The fair value of commitments to sell loans is based on the difference between the interest rates at which the loans have been committed to sell and the quoted secondary market price for similar loans, which is not material.
NOTE 7 — SUBSEQUENT EVENTS
Management evaluated subsequent events through August 7, 2009, the date the financial statements were available to be issued. Material events or transactions occurring after June 30, 2009 but prior to August 7, 2009 that provided additional evidence about conditions that existed at June 30, 2009 have been recognized in the financial statements for the period ended June 30, 2009. Events or transactions that provided evidence about conditions that did not exist at June 30, 2009 but arose before the financial statements were available to be issued have not been recognized in the financial statements for the period ended June 30, 2009.
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
Although the Company believes that the assumptions underlying any forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements. Factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in the 2008 10-K in Part I, Item 1A thereof, which is incorporated herein by this reference and (1) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (2) continuation of the historically low short-term interest rate environment; (3) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (4) increased competition with other financial institutions in the markets that the Bank serves; (5) greater than anticipated deterioration or lack of sustained growth in the national or local economies; (6) rapid fluctuations or unanticipated changes in interest rates; (7) the impact of governmental restrictions on entities participating in the Capital Purchase Program of the United States Department of the Treasury; (8) changes in state and federal legislation, regulations or policies applicable to banks or other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy and (9) the loss of key personnel, as well as other factors discussed throughout this document, including, without limitation the factors described under “Critical Accounting Policies and Estimates” on page 21 of this Quarterly Report on Form 10-Q, or from time to time, in the Company’s filings with the SEC, press releases and other communications.
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
Green Bankshares, Inc. (the “Company”) is the bank holding company for GreenBank (the “Bank”), a Tennessee-chartered commercial bank that conducts the principal business of the Company. The Company is the third largest bank holding company headquartered in Tennessee based on asset size at June 30, 2009 and at that date was also the second largest NASDAQ-Listed bank holding company headquartered in Tennessee. The Bank currently maintains a main office in Greeneville, Tennessee and 64 full-service bank branches primarily in East and Middle Tennessee. In addition to its commercial banking operations, the Bank conducts separate businesses through its three wholly-owned subsidiaries: Superior Financial Services, Inc. (“Superior Financial”), a consumer finance company; GCB Acceptance Corporation (“GCB Acceptance”), an automobile lending company; and Fairway Title Co., a title company formed in 1998. The Bank also operates a wealth management office in Sumner County, Tennessee, and a mortgage banking operation in Knox County, Tennessee. All dollar amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except share and per share amounts.

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

Overview
The Company’s results of operations for the three and six month periods ended June 30, 2009, before dividend and related costs associated with the issuance of Preferred Stock to the U.S. Treasury, were negatively impacted by a non-cash pre-tax goodwill impairment charge of $143.4 million resulting in a net loss of $150.2 million and $145.4 million respectively. The net loss applicable to common shareholders totaled $151.4 million for the second quarter of 2009 and $147.9 million for the six months ended June 30, 2009. The non-cash goodwill impairment charge had no impact on the Company’s regulatory capital ratios or its tangible common equity to tangible assets ratio (Tangible common equity is total stockholders’ equity minus preferred stock and intangible assets. Tangible assets are total assets minus intangible assets.) At year-end the Company obtained an independent evaluation of goodwill based upon a discounted present value analysis of cash flows. The results obtained at that time, compared with the market price of the stock at year-end, indicated that there was no goodwill impairment. During the latter part of the first quarter of 2009, the Company’s stock price began to decline and by the end of the quarter the stock price was trading relatively close to tangible book value. In the Company’s 2009 first quarter Form 10-Q, the Company indicated that it would monitor this situation closely and if this condition were deemed to be other than a temporary aberration in the market, it would re-evaluate goodwill for impairment. During the second quarter of 2009, the Company’s stock price declined from a high of $9.73 per share to a low of $4.14 per share, closing on June 30, 2009 at $4.48 per share. From the end of June 2009 we consistently observed the price of the Company’s stock trading in the mid $3.00 per share range. During this period of time there were no positive, or negative, reports issued on or by the Company which would have influenced the stock price performance witnessed. However, short sale activity in the Company’s stock continued to escalate and totaled 2,510,519 shares by June 30, 2009 or 19.1% of outstanding shares. During the latter part of the second quarter, the Company performed an interim impairment valuation analysis on its intangible assets and placed more emphasis on the trading value of the Company’s stock due to the steep market price decline and the duration of time its stock was trading below both book value and tangible book value. As previously mentioned in our annual report on Form 10-K, our annual evaluation performed at year-end 2008 placed more emphasis on a discounted cash flow model. As a result of the continued and prolonged decline in the second quarter of the Company’s stock price, compared with the tangible common book value of $11.88 per share at June 30, 2009, the non-cash goodwill impairment charge was deemed appropriate. The table below is provided to better facilitate an understanding of the earnings fundamentals of the Company and is incorporated in the discussion that follows:
GREEN BANKSHARES, INC.
Reconciliation of Non-GAAP Measures
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Total non-interest expense	$169,143	$20,140	$186,974	$39,701
Goodwill impairment charge	(143,389)	—	(143,389)	—

Operating expenses	$25,754	$20,140	$43,585	$39,701

Net income (loss) available to common shareholders	$(151,400)	$1,462	$(147,852)	$8,640
Goodwill impairment charge, net of tax	137,414	—	137,414	—

Net operating income (loss)	$(13,986)	$1,462	$(10,438)	$8,640

Per Diluted Share:
Net income (loss) available to common shareholders	$(11.58)	$0.11	$(11.32)	$0.67
Goodwill impairment charge, net of tax	10.51	—	10.52	—

Net operating income (loss)	$(1.07)	$0.11	$(0.80)	$0.67

The Company believes that the exclusion of goodwill impairment in expressing net operating income (loss), operating expenses and earnings (loss) per share data provides a more meaningful base for period to period comparisons which will assist the reader in analyzing the operating results of the Company and predicting operating performance. The Company utilizes these non-GAAP financial measures to compare the operating performance with comparable periods in prior years and with internally prepared projections.
For the second quarter of 2009, the net loss available to common shareholders, including the goodwill impairment charge, was $151,400 compared with net income of $1,462 in the same period a year ago. The net operating loss (as defined above), excluding the goodwill impairment charge, was $13,986 for the second quarter of 2009 versus net income of $1,462 for the second quarter of 2008.
Both the second quarter 2009 net operating loss of $13,986 and the year-to-date net operating loss of $10,438 were primarily the result of a higher loan loss provision driven by an increase in net loan charge-offs and an increase in non-performing assets, coupled with increased losses on other real estate plus the special deposit insurance assessment levied against all banks during the current quarter by the FDIC. The net operating loss continued to reflect the deepening recessionary environment during the second quarter and its impact on the Company’s customer base. At June 30, 2009 the Company’s non-performing assets totaled $129,177 compared with $121,272 at the end of the first quarter of 2009 and $61,212 at June 30, 2008. Net loan charge-offs during the current quarter were $23,281 compared with $9,595 for the second quarter of 2008. At the end of the current quarter, the Company’s loan loss reserve coverage to total loans was 2.30% compared with 1.51% at the end of the same period a year ago.

The Company reported a net operating loss of $13,986 for the second quarter of 2009 compared with net operating income of $1,462 for the same period a year ago. The decline from 2008 was primarily the result of a lower level of net interest income, a higher loan loss provision and increased operating expenses.
On a year-to-date basis, the Company reported a net operating loss of $10,438 through the second quarter of 2009 compared with net operating income of $8,640 in the same period last year. The principal reasons for the year-to-date decline in net operating income from 2008 paralleled the decline in quarterly earnings.
At June 30, 2009, the Company had total consolidated assets of $2,629,834, total consolidated deposits of $2,026,722, total consolidated loans, net of unearned income, of $2,183,754 and total consolidated shareholders’ equity of $233,192.
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
The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and the fair value of financial instruments and other accounts. Based on management’s calculation, an allowance of $50,157, or 2.30% of total loans, net of unearned income, was an adequate estimate of losses inherent in the loan portfolio as of June 30, 2009. This estimate resulted in a provision for loan losses in the income statement of $24,384 and $25,369, respectively, for the three and six months ended June 30, 2009. If the economic conditions, loan mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.
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
Goodwill and intangible assets that have indefinite useful lives are generally evaluated for impairment annually, in December of each year. Goodwill and intangible assets may be more regularly monitored for impairment as part of the Company’s review of its assets if events and circumstances occur between annual tests that would suggest that the fair value of a reporting unit might have declined below its carrying value. As discussed above, goodwill was evaluated for impairment due to the prolonged decline of the Company’s stock price relative to its tangible net book value during the second quarter of 2009 and a goodwill impairment charge was taken.

Changes in Results of Operations
Net Income (Loss). Net income (loss) available to common shareholders for the three months ended June 30, 2009 was ($151,400), as compared to $1,462 for the same period in 2008. This decrease of $152,862 resulted primarily from a $137,400, net of tax, charge for goodwill impairment. Second quarter 2009 net interest income totaled $20,180 compared with $25,044 during the year ago period and declined as a result of a narrowing in the net interest margin from 3.92% in the second quarter of last year to 3.43% in the current quarter plus the net interest income impact of carrying a higher level of non-interest earning assets. Non-interest income declined by $571 from the second quarter of last year and totaled $7,541 for the current quarter. The decline was principally reflected in lower deposit service charges, reflecting a slower economic environment despite the continued success in adding 4,418 net new checking account customers during the quarter, and mortgage banking income. Total non-interest expenses amounted to $169,143 during the quarter and included a one-time, non-cash goodwill impairment charge of $143,389. Operating expenses (total non-interest expenses minus the goodwill impairment charge) totaled $25,754 for the second quarter compared with $20,140 during the same period last year. The principal expense items driving this increase, over the same period a year ago, were higher real estate foreclosure losses of $2,280; an increase in FDIC deposit insurance costs of $2,184; the impairment loss taken on three investment portfolio securities of $524 and higher loan collection costs of $563.
Net Interest Income. The largest source of earnings for the Company is net interest income, which is the difference between interest income on earning assets and interest expense on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and rates on interest-earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. During the three months ended June 30, 2009, net interest income was $20,180, as compared to $25,044 for the same period in 2008, representing a decrease of 19%. This decrease of $4,864 in net interest income resulted primarily from the contraction of the net interest margin plus the income impact of carrying a higher level of non-performing assets.
The Company’s average balance for interest-earning assets decreased 8% from $2,591,822 for the three months ended June 30, 2008 to $2,382,377 for the three months ended June 30, 2009. The primary reason for the decline in interest-earning assets was the movement of loans to non-performing assets as the recession continued to escalate.
The Company’s average balance for interest-bearing liabilities decreased 7% from $2,401,297 for the three months ended June 30, 2008 to $2,232,953 for the three months ended June 30, 2009 as the Company reduced its reliance on short-term borrowings and brokered deposits while focusing on building core deposit levels throughout its branch network.

The Company’s yield on loans (the largest component of interest-earning assets) decreased by 75 basis points from the second quarter of 2008 to the second quarter of 2009. Approximately one-half of the Company’s loan portfolio is set at variable rates and was impacted by the result of the FOMC’s action to lower market interest rates by 400 basis points during this period of time as detailed below.

FOMC Meeting	Beginning	Increase/	Ending
Date	Rate	Decrease	Rate
January 22, 2008	4.25%	(0.75%)	3.50%
January 30, 2008	3.50%	(0.50%)	3.00%
March 18, 2008	3.00%	(0.75%)	2.25%
April 30, 2008	2.25%	(0.25%)	2.00%
June 25, 2008	2.00%	0.00%	2.00%
August 6, 2008	2.00%	0.00%	2.00%
September 16, 2008	2.00%	0.00%	2.00%
September 29, 2008	2.00%	0.00%	2.00%
October 7, 2008	2.00%	(0.50%)	1.50%
October 29, 2008	1.50%	(0.50%)	1.00%
December 16, 2008	1.00%	(0.75%) – (1.00%)	0.00% – 0.25%
January 28, 2009	0.00% – 0.25%	0.00%	0.00% – 0.25%
March 17, 2009	0.00% – 0.25%	0.00%	0.00% – 0.25%
April 30, 2009	0.00% – 0.25%	0.00%	0.00% – 0.25%
June 25, 2009	0.00% – 0.25%	0.00%	0.00% – 0.25%
The Company’s cost of interest-bearing liabilities decreased by 32 basis points from the second quarter ended June 30, 2008 to the second quarter ended June 30, 2009. The velocity of change on fixed maturity interest-bearing liabilities is slower than the immediate change on variable rate assets. The re-pricing characteristics of this portion of interest-bearing liabilities which comprise 66% of total interest-bearing liabilities will lag behind market interest rate changes especially in a rapidly changing interest rate environment.

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

	Three Months Ended
	June 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans(1) (2)	$2,127,104	$32,538	6.14%	$2,340,923	$39,421	6.77%
Investment securities (2)	195,390	2,461	5.05%	246,541	3,439	5.61%
Other short-term investments	59,883	36	0.24%	4,358	22	2.03%

Total interest-earning assets	$2,382,377	$35,035	5.90%	$2,591,822	$42,882	6.65%

Non-interest earning assets	420,404			352,299

Total assets	$2,802,781			$2,944,121

Interest-bearing liabilities:
Deposits:
Interest checking, savings and money market	$731,422	$2,542	1.39%	$675,467	$2,255	1.34%
Time deposits	1,155,533	8,969	3.11%	1,233,075	11,122	3.63%

Total interest-bearing deposits	$1,886,955	$11,511	2.45%	$1,908,542	$13,377	2.82%

Securities sold under repurchase agreements and short-term borrowings	28,171	7	0.10%	157,317	700	1.79%
Notes payable	229,165	2,469	4.32%	246,776	2,565	4.18%
Subordinated debentures	88,662	689	3.12%	88,662	1,008	4.57%

Total interest-bearing liabilities	$2,232,953	$14,676	2.64%	$2,401,297	$17,650	2.96%

Non-interest bearing liabilities:
Demand deposits	162,458			186,136
Other liabilities	21,597			23,311

Total non-interest bearing liabilities	184,055			209,447

Total liabilities	2,417,008			2,610,744

Shareholders’ equity	385,773			333,377

Total liabilities and shareholders’ equity	$2,802,781			$2,944,121

Net interest income		$20,359			$25,232

Interest rate spread			3.26%			3.70%

Net yield on interest-earning assets			3.43%			3.92%

[1]	Average loan balances excluded nonaccrual loans for the periods presented.

[2]
Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

	Six Months Ended
	June 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans(1) (2)	$2,151,190	$65,193	6.11%	$2,332,642	$82,187	7.09%
Investment securities (2)	206,015	5,323	5.21%	246,202	6,975	5.70%
Other short-term investments	65,141	81	0.25%	2,408	25	2.09%

Total interest-earning assets	$2,422,346	$70,597	5.88%	$2,581,252	$89,187	6.95%

Non-interest earning assets	402,244			355,007

Total assets	$2,824,590			$2,936,259

Interest-bearing liabilities:
Deposits:
Interest checking, savings and money market	$677,863	$4,394	1.31%	$686,444	$5,580	1.63%
Time deposits	1,225,516	19,770	3.25%	1,185,132	23,732	4.03%

Total interest-bearing deposits	$1,903,379	$24,164	2.45%	$1,871,576	$29,312	3.15%

Securities sold under repurchase agreements and short-term borrowings	30,609	16	0.11%	155,188	1,792	2.32%
Notes payable	229,223	4,912	4.32%	278,822	5,743	4.14%
Subordinated debentures	88,662	1,535	3.49%	88,662	2,440	5.53%

Total interest-bearing liabilities	$2,251,873	$30,627	2.74%	$2,394,248	$39,287	3.30%

Non-interest bearing liabilities:
Demand deposits	165,268			186,295
Other liabilities	22,098			24,639

Total non-interest bearing liabilities	187,366			210,934

Total liabilities	2,439,239			2,605,182

Shareholders’ equity	385,351			331,077

Total liabilities and shareholders’ equity	$2,824,590			$2,936,259

Net interest income		$39,970			$49,900

Interest rate spread			3.13%			3.65%

Net yield on interest-earning assets			3.33%			3.89%

Provision for Loan Losses. During the three and six months ended June 30, 2009, loan charge-offs were $24,631 and $28,367, respectively and recoveries of charged-off loans were $1,351 and $4,344. The Company’s provision for loan losses increased by $13,365 to $24,384 for the three months ended June 30, 2009, as compared to $11,019 for the same period in 2008. Compared with the first quarter of 2009, the provision for loan losses increased by $23,399 as the Company continued to experience higher loan defaults during the second quarter with net loan charge-offs increasing from $742 in the first quarter to $23,281 during the second quarter as the economy continued to decline. The Company’s allowance for loan losses increased by $1,346 to $50,157 at June 30, 2009 from $48,811 at December 31, 2008 and the reserve to outstanding loans ratio increased 10 basis points to 2.30% from 2.20% at December 31, 2008 and also increased 79 basis points from the ratio of 1.51% at June 30, 2008. Credit quality ratios have declined since September 30, 2007, principally as a result of the prolonged deterioration of the residential real estate construction and development market beginning in the fourth quarter of 2007 in the Company’s urban markets, primarily Nashville and Knoxville. Management continually evaluates the Company’s credit policies and procedures for effective risk and control management. The ratio of allowance for loan losses to nonperforming loans was 52.96%, 155.28% and 87.11% at June 30, 2009, December 31, 2008 and June 30, 2008, respectively, and the ratio of nonperforming assets to total assets was 4.91%, 2.61% and 2.03% at June 30, 2009, December 31, 2008 and June 30, 2008, respectively. The ratio of nonperforming loans to total loans, net of unearned interest, was 4.34%, 1.41% and 1.73% at June 30, 2009, December 31, 2008 and June 30, 2008, respectively. Within the Bank, the Company’s largest subsidiary, the ratio of nonperforming assets to total assets was 4.88%, 2.58% and 2.00% at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.
The Company’s year-to-date (“YTD”) net charge-offs as a percentage of average loans increased from 0.45% (annualized 0.90%) for the three months ended June 30, 2008 to 1.08% (annualized 2.16%) for the three months ended June 30, 2009. Net charge-offs as a percentage of average loans were 1.63% for the year ended December 31, 2008.
Management believes that credit quality indicators will be driven by the current economic environment and the resiliency of residential real estate markets. Management continually evaluates the existing portfolio in light of loan concentrations, current general economic conditions and economic trends. Management believes these evaluations strongly suggest an economic slowdown in the Company’s markets has and will continue to occur throughout 2009. Based on its evaluation of the allowance for loan loss calculation and review of the loan portfolio, management believes the allowance for loan losses is adequate at June 30, 2009. However, the provision for loan losses could further increase for the entire year of 2009 if the general economic conditions continue to weaken or the residential real estate markets in Nashville or Knoxville or the financial conditions of borrowers deteriorate beyond management’s current expectations.
Non-interest Income. Fee income, unrelated to interest-earning assets, consisting primarily of service charges, commissions and fees, is an important component to the Company’s total revenue stream.
Total non-interest income for the three and six months ended June 30, 2009 was $7,541 and $14,484 as compared to $8,112 and $15,418 for the same period in 2008. Service charges, commissions and fees remain the largest component of total non-interest income and decreased slightly from $5,988 and $11,455 for the three and six months ended June 30, 2008 to $5,795 and $11,151, respectively, for the same periods in 2009. Although the Company continues to see solid growth in net new checking account customers due to its High Performance Checking Program, as evidenced by the 8,710 net new accounts opened during the first six months of 2009, the service charges and NSF fees associated with this product have declined modestly due to the current economic environment. The Company believes that as the economy begins to recover, non-interest income will continue to improve given the expansion of its customer base. Mortgage banking income decreased by $183 and $385, respectively, to $110 and $165 for the three and six months ended June 30, 2009 from $293 and $550 for the same periods in 2008. In addition other non-interest income decreased by $136 and $233, respectively, to $642 and $1,337 for the three and six months ended June 30, 2009 from $778 and $1,570 for the same periods in 2008.
Non-interest Expense. Control of non-interest expense is a critical aspect in enhancing income. Non-interest expense includes personnel, occupancy, and other expenses such as goodwill impairment charges, write-downs on OREO, data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation (“FDIC”) assessment, etc. Total non-interest expense was $169,143 and $186,974 for the three and six months ended June 30, 2009 compared to $20,140 and $39,701 for the same periods in 2008. The $149,003 increase in total non-interest expense for the three months ended June 30, 2009 compared to the same period of 2008 primarily reflects a one-time charge for goodwill impairment of $143,389, increased FDIC assessments of $2,184 which includes a one-time special assessment levied against all banks in proportion to their asset size, an increase of $2,280 in loss on OREO cost, increased collection costs of $563 associated with OREO and a write-down of $524 taken in connection with three investments held in the securities portfolio.

Personnel costs are the primary element of the Company’s non-interest expenses. For the three and six months ended June 30, 2009, employee compensation and benefits represented $9,293, or 36%, and $18,280, or 42% of total non-interest expense, excluding the one-time charge for goodwill impairment of $143,389. This was an increase of $37, or 0.4%, and a decrease of $825, or 4%, respectively, from the $9,256 and $19,105 for the three and six months ended June 30, 2008. Including Bank branches and non-bank office locations the Company had 75 locations at June 30, 2009 and December 31, 2008, as compared to 76 at June 30, 2008, and the number of full-time equivalent employees declined from 795 at June 30, 2008 to 730 at June 30, 2009.
The increases in FDIC assessments were due to increases in the fee assessment rates during 2009 and a special assessment applied to all insured institutions as of June 30, 2009. With regard to the increase in fee assessment rates, the FDIC finalized a rule in December 2008 that raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment. The new rule resulted in annualized assessment rates for Risk Category 1 institutions, like the Company, ranging from 12 to 14 basis points. In February 2009, the FDIC issued final rules to amend the deposit insurance fund restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions beginning in the second quarter of 2009. The new initial base assessment rates for Risk Category 1 institutions range from 12 to 16 basis points, on an annualized basis, and from 7 to 24 basis points after the effect of potential base-rate adjustments, in each case depending upon various factors. The increase in deposit insurance expense during the six months ended June 30, 2009 compared to the same period a year ago was also partly related to the Company’s utilization of available credits to offset assessments during the first six months of 2008. The increases were also partly related to the additional 10 basis point assessment paid on covered transaction accounts exceeding $250 thousand under the Temporary Liquidity Guaranty Program.
In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment is part of the FDIC’s efforts to rebuild the Deposit Insurance Fund (“DIF”). Deposit insurance expense during the three and six months ended June 30, 2009 included a $1.2 million accrual related to the special assessment. The final rule also allows the FDIC to impose additional special assessments of 5 basis points for the third and fourth quarters of 2009, if the FDIC estimates that the DIF reserve ratio will fall to a level that would adversely affect public confidence in federal deposit insurance or to a level that would be close to or below zero. Any additional special assessment would also be capped at 10 basis points of domestic deposits. The Company cannot provide any assurance as to the ultimate amount or timing of any such special assessments, should such special assessments occur, as such special assessments depend upon a variety of factors which are beyond the Company’s control.
Income Taxes. The effective income tax rate for the three and six months ended June 30, 2009 was 9.44% and 8.14%, respectively, compared to 26.79% and 35.16% for the same period in 2008. The effective tax rates for the three and six month periods ending June 30, 2009 were lower than the statutory tax rates primarily due to the goodwill impairment charge recognized during the second quarter. The effective tax rates for both periods reflect the tax treatment of the $143,389 goodwill impairment charge, of which $126,317 was non-deductible for tax purposes.
Changes in Financial Condition
Total assets at June 30, 2009 were $2,629,834, a decrease of $314,837, or 11%, from December 31, 2008. The decrease in assets was primarily reflective of the $143,389 write-off of goodwill and decreases of $90,785 in cash and cash equivalents, $39,636 in loans, net of unearned income, $35,709 in securities available-for-sale and a $10,903 reduction in other real estate owned and repossessed assets. The Company expects that its total assets will decline slightly over the remainder of 2009.
Non-performing assets (“NPA’s”), which include non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned and repossessed assets (“OREO”), totaled $129,177 at June 30, 2009 compared with $76,806 at December 31, 2008. During the six month period the Company experienced an increase in net NPA’s of $52,371 as the economy continued to weaken and it continued its aggressive approach to identify and recognize NPA’s.
Non-performing loans include non-accrual loans and loans 90 or more days past due. All loans that are 90 days past due are considered non-accrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Non-accrual loans that are 120 days past due without assurance of repayment are charged off against the allowance for loan losses. Nonaccrual loans and loans past due 90 days totaled $94,709 at June 30, 2009 an increase of $63,274 from December 31, 2008.

OREO totaled $34,468 at June 30, 2009 compared with $45,371 at December 31, 2008. During the first quarter of 2009, $36,368 of OREO balances were returned to non-accrual loan status due to the aforementioned bankruptcy filings and the extended period of time now required to achieve possession of the property and at the end of the second quarter of 2009 most of these properties have now been foreclosed and reside in OREO balances. Additionally, the Company received proceeds on the disposition of OREO totaling $3,110 and it incurred a net loss on the disposition of OREO property of $3,427 during the first six months of 2009.
At June 30, 2009, the ratio of the Company’s allowance for loan losses to non-performing loans (which include non-accrual loans) was 52.96% compared to 87.11% at June 30, 2008.
The Company maintains an investment portfolio to provide liquidity and earnings. Investments at June 30, 2009 with an amortized cost of $168,799 had a market value of $168,482. At year-end 2008, investments with an amortized cost of $205,310 had a market value of $204,163.
Liquidity and Capital Resources
Liquidity. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s liquid assets include cash and due from banks, federal funds sold, investment securities and loans held for sale. Including securities pledged to collateralize municipal deposits, these assets represented 12% and 16% of the total liquidity base at June 30, 2009 and December 31, 2008, respectively. The liquidity base is generally defined to include deposits, repurchase agreements, notes payable and subordinated debentures. The Company maintains borrowing availability with the Federal Home Loan Bank of Cincinnati (“FHLB”), which was fully utilized at June 30, 2009. The Company also maintains federal funds lines of credit totaling $116,000 at six correspondent banks, of which $116,000 was available at June 30, 2009. The Company believes it has sufficient liquidity to satisfy its current operating needs.
For the six months ended June 30, 2009, operating activities of the Company provided $22,271 of cash flows. This was primarily comprised of net income (loss) of ($145,370), positively adjusted for (i) goodwill impairment of $143,389, (ii) 25,369 in provision for loan losses, (iii) $3,642 of depreciation and amortization and (iv) $3,427 net loss on other real estate and repossessed assets. This was offset in part by an increase of $5,453 in other assets.
Maturities of $82,098 in investment securities available for sale was the primary component of the $57,015 in net cash provided from investing activities for the six months ended June 30, 2009. During the first six months of 2009, as the U.S. Treasury implemented its program of repurchasing $1.3 trillion of previously issued Government Agency Securities, certain securities held by the Company were called, at par, resulting in no gain or loss to the Company. In addition proceeds from the net change in loans provided $19,980 in cash flows. These were offset by (i) $45,873 in proceeds from the purchase of investment securities available for sale, and (ii) $2,865 in premises and equipment expenditures.
The net decrease in total deposits of $157,424 was the primary source of cash flows used in financing activities of $170,070. The net decrease in total deposits reflects a decrease in brokered deposits of $248,255 and an increase in core customer deposits of $90,831, as the Company, as well as other banks, experienced an inflow of deposit balances due to the economic environment. In addition, the net change in repurchase agreements of $9,312, dividends paid on preferred stock of $1,426 and dividends paid on common stock of $1,713 further increased the total net cash used in financing activities.

Capital Resources. The Company’s capital position is reflected in its shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of the Company’s net worth, soundness and viability. The Company continues to exhibit a strong capital position. Further, the capital base of the Company allows it to take advantage of business opportunities while maintaining the level of resources deemed appropriate by management of the Company to address business risks inherent in the Company’s daily operations. During the second quarter of 2009, the Company suspended common stock dividends, in an abundance of caution, in order to preserve capital in these uncertain economic times.
Shareholders’ equity on June 30, 2009 was $233,192, a decrease of $148,039, or 39%, from $381,231 on December 31, 2008. The decrease in shareholders’ equity primarily reflects net income (loss) available to common shareholders for the six months ended June 30, 2009 of ($147,852) (($11.32) per share) and the common stock dividend payments during the six months ended June 30, 2009 totaling $1,713 ($0.13 per share). These decreases were offset by the cumulative change of $481 in unrealized gains, net of reclassification and taxes, on available for sale securities.
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
Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (“FRB”) and the FDIC require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of common equity, retained earnings, and a limited amount of qualifying perpetual preferred stock and trust preferred securities, net of goodwill and other intangible assets and accumulated other comprehensive income). These guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. At June 30, 2009, the Bank and the Company each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements. The table below sets forth the capital position of the Bank and the Company at June 30, 2009.

	Required	Required
	Minimum	to be
	Ratio	Well Capitalized	Bank	Company
Tier 1 risk-based capital	4.00%	6.00%	13.45%	13.72%
Total risk-based capital	8.00%	10.00%	14.72%	14.98%
Leverage Ratio	4.00%	5.00%	10.85%	11.07%

Off-Balance Sheet Arrangements
At June 30, 2009, the Company had outstanding unused lines of credit and standby letters of credit totaling $313,067 and unfunded loan commitments outstanding of $18,194. Because these commitments generally have fixed expiration dates and most will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or, on a short-term basis, to borrow any then available amounts from the FHLB and/or purchase Federal funds from other financial institutions. At June 30, 2009, the Company had accommodations with upstream correspondent banks for unsecured Federal funds lines of $116,000. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about the Company’s off-balance sheet commitments as of June 30, 2009, which by their terms have contractual maturity dates subsequent to June 30, 2009:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Year	Total
Commitments to make loans — fixed	$3,804	$—	$—	$—	$3,804
Commitments to make loans — variable	14,390	—	—	—	14,390
Unused lines of credit	157,790	24,655	8,829	82,283	273,557

Letters of credit	24,529	734	7,353	6,894	39,510

Total	$200,513	$25,389	$16,182	$89,177	$331,261

Disclosure of Contractual Obligations
In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes the Company’s significant fixed and determinable contractual obligations as of June 30, 2009:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total
Certificates of deposits	$905,204	$140,191	$10,876	$3,563	$1,059,834
FHLB advances and notes payable	54,937	37,863	65,932	70,422	229,154
Subordinated debentures	—	—	—	88,662	88,662
Operating lease obligations	1,232	2,010	1,431	1,270	5,943
Deferred compensation	1,712	—	—	2,210	3,922
Purchase obligations	1,508	—	—	—	1,508

Total	$964,593	$180,064	$78,239	$166,127	$1,389,023

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
Effect of New Accounting Standards
Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”), Statement of Financial Accounting Standards (“SFAS”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” was issued April 9, 2009. FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP SFAS 157-4 became effective for the Company on June 15, 2009 and did not have a significant impact on the Company’s financial statements.
FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” were issued April 9, 2009. FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. FSP SFAS 115-2 and SFAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP SFAS 115-2 and SFAS 124-2 became effective for the Company on June 15, 2009 and did not have a significant impact on the Company’s financial statements.

FSP SFAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” were issued April 9, 2009. FSP SFAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 are included in the Company’s interim financial statements for the second quarter, June 30, 2009.
On May 28, 2009, the FASB issued SFAS No. 165, “Subsequent Events”. Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated. SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Company reviewed events for inclusion in the financial statements through August 7, 2009, the date that the accompanying financial statements were issued. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the financial statements taken as a whole.
On June 29, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”. SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Company will adopt SFAS 168 for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on the financial statements taken as a whole.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part II, Item 7A of the 2008 10-K is incorporated in this item of this Quarterly Report by this reference. There have been no material changes in the quantitative and qualitative market risks of the Company since December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).
Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company made no unregistered sales of its equity securities or repurchases of its common stock during the quarter ended June 30, 2009.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
(a)
The annual meeting of shareholders (the “Annual Meeting”) of the Company was held on April 24, 2009. In addition to the election of directors, the proposals described in section “(c)” below were considered by shareholders at the Annual Meeting.

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

(c)	The following sets forth the results of voting on each matter at the Annual Meeting:
Proposal 1 — Election of directors

	Votes	Votes
	For	Withheld
Martha M. Bachman	10,005,900	376,822
W.T. Daniels	9,987,692	395,029
Charles H. Whitfield, Jr.	9,924,572	458,150
Proposal 2 — Shareholder proposal regarding majority election of directors

Votes	Votes		Broker
For	Against	Abstentions	Non-Votes
3,490,805	4,805,986	241,965	1,884,630
Proposal 3 — Shareholder proposal regarding annual election of directors

Votes	Votes		Broker
For	Against	Abstentions	Non-Votes
3,577,166	4,726,470	235,122	1,884,628

Proposal 4 — Ratification of the use of the performance measures in the Company’s 2004 Long-Term Incentive Plan

Votes	Votes		Broker
For	Against	Abstentions	Non-Votes
9,522,661	596,787	263,272	40,665
Proposal 5 — Approval of the Company’s executive compensation program and procedures in accordance with recently enacted “say on pay” regulations of the American Recovery and Reinvestment Act of 2009

Votes	Votes		Broker
For	Against	Abstentions	Non-Votes
9,537,961	524,970	319,787	40,668
Proposal 6 — Ratification of the appointment of Dixon Hughes PLLC as the Company’s independent registered public accounting firm for 2009

Votes	Votes		Broker
For	Against	Abstentions	Non-Votes
10,048,843	117,982	214,899	41,662

Item 5.	Other Information
None

Item 6.	Exhibits
See Exhibit Index immediately following the signature page hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Bankshares, Inc. Registrant
Date: August 7, 2009	By:	/s/ James E. Adams
James E. Adams
Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002