Form 10-Q
period 2009-09-30
GREEN BANKSHARES, INC.
filed 2009-11-09
CIK 764402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-14289
GREEN BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1222567

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 North Main Street, Greeneville, Tennessee	37743-4992

(Address of principle executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☑
As of November 09, 2009, the number of shares outstanding of the issuer’s common stock was: 13,171,474.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The unaudited condensed consolidated financial statements of Green Bankshares, Inc. and its wholly owned subsidiaries are as follows:

Condensed Consolidated Balance Sheets — September 30, 2009 and December 31, 2008	2

Condensed Consolidated Statements of Income — For the three and nine months ended September 30, 2009 and 2008	3

Condensed Consolidated Statement of Changes in Shareholders’ Equity — For the nine months ended September 30, 2009	4

Condensed Consolidated Statements of Cash Flows — For the nine months ended September 30, 2009 and 2008	5

Notes to Condensed Consolidated Financial Statements	6

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2009 and December 31, 2008
(Amounts in thousands, except share and per share data)

	(Unaudited)
	September 30,	December 31,
	2009	2008*
ASSETS
Cash and due from banks	$345,209	$193,095
Federal funds sold	922	5,263

Cash and cash equivalents	346,131	198,358
Interest earning deposits in other banks	1,000	—
Securities available for sale	154,937	203,562
Securities held to maturity (with a market value of $644 and $601)	636	657
Loans held for sale	1,064	442
Loans, net of unearned interest	2,099,267	2,223,390
Allowance for loan losses	(50,196)	(48,811)
Other real estate owned and repossessed assets	56,413	45,371
Premises and equipment, net	82,551	83,359
FHLB and other stock, at cost	12,734	13,030
Cash surrender value of life insurance	29,997	29,539
Goodwill	—	143,389
Core deposit and other intangibles	9,981	12,085
Deferred tax asset	10,228	12,496
Other assets	39,474	27,804

Total assets	$2,794,217	$2,944,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Non-interest bearing deposits	$156,797	$176,685
Interest bearing deposits	1,998,157	1,645,115
Brokered deposits	59,807	362,347

Total deposits	2,214,761	2,184,147

Repurchase agreements	25,294	35,302
FHLB advances and notes payable	216,578	229,349
Subordinated debentures	88,662	88,662
Accrued interest payable and other liabilities	21,534	25,980

Total liabilities	$2,566,829	$2,563,440

Shareholders’ equity
Preferred stock: no par, 1,000,000 shares authorized, 72,278 shares outstanding	$66,388	$65,346
Common stock: $2 par, 20,000,000 shares authorized, 13,171,474 and 13,112,687 shares outstanding	26,343	26,225
Common stock warrants	6,934	6,934
Additional paid-in capital	188,146	187,742
Retained earnings (deficit)	(61,666)	95,647
Accumulated other comprehensive income (loss)	1,243	(663)

Total shareholders’ equity	227,388	381,231

Total liabilities and shareholders’ equity	$2,794,217	$2,944,671

*	Derived from the audited consolidated balance sheet, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008
See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2009 and 2008
(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Interest income
Interest and fees on loans	$32,559	$38,497	$97,732	$120,653
Taxable securities	1,669	3,487	5,732	9,134
Nontaxable securities	315	320	949	977
FHLB and other stock	151	176	436	493
Federal funds sold and other	102	86	183	112

Total interest income	34,796	42,566	105,032	131,369

Interest expense
Deposits	11,480	14,345	35,644	43,657
Federal funds purchased and repurchase agreements	6	262	22	2,054
FHLB advances and notes payable	2,416	2,525	7,328	8,268
Subordinated debentures	556	1,050	2,091	3,490

Total interest expense	14,458	18,182	45,085	57,469

Net interest income	20,338	24,384	59,947	73,900

Provision for loan losses	18,475	8,620	43,844	20,527

Net interest income after provision for loan losses	1,863	15,764	16,103	53,373

Non-interest income
Service charges on deposit accounts	6,446	6,070	17,597	17,525
Other charges and fees	505	502	1,459	1,511
Trust and investment services income	595	564	1,472	1,398
Mortgage banking income	127	139	292	689
Security impairment loss recognized	(503)	—	(732)	—
Net gain on sale of securities	933	72	933	72
Other income	1,086	663	2,423	2,233

Total non-interest income	9,189	8,010	23,444	23,428

Non-interest expense
Employee compensation	7,315	8,961	23,071	25,620
Employee benefits	526	1,197	3,050	3,643
Occupancy expense	1,762	1,746	5,261	5,110
Equipment expense	761	719	2,398	2,566
Computer hardware/software expense	735	715	2,023	2,066
Professional services	457	470	1,432	1,428
Advertising	678	710	1,421	2,398
Loss on sale of OREO and repossessed assets	3,578	1,942	7,005	3,022
FDIC Insurance	819	418	4,069	1,181
Core deposit and other intangibles amortization	648	649	2,104	1,958
Goodwill impairment	—	—	143,389	—
Other expenses	5,086	4,417	13,887	12,653

Total non-interest expenses	22,365	21,944	209,110	61,645

Income (loss) before income taxes	(11,313)	1,830	(169,563)	15,156

Provision for income taxes (benefit)	(4,815)	596	(17,695)	5,282

Net income (loss)	$(6,498)	$1,234	$(151,868)	$9,874

Preferred stock dividends and accretion of discount	1,250	—	3,732	—

Net income (loss) available to common shareholders	$(7,748)	$1,234	$(155,600)	$9,874

Per share of common stock:
Basic earnings (loss)	$(0.59)	$0.10	$(11.91)	$0.76

Diluted earnings (loss)	(0.59)	0.10	(11.91)	0.76

Dividends	0.00	0.13	0.13	0.39

Weighted average shares outstanding:
Basic	13,070,216	12,931,774	13,067,798	12,931,538

Diluted[1]	13,070,216	12,947,618	13,067,798	12,936,084

[1]	Diluted weighted average shares outstanding for the three and nine months ended September 30, 2009 excludes 101,636 and 95,526 shares, respectively, because they are anti-dilutive.
See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2009
(Unaudited)
(Amounts in thousands, except share and per share data)

				Warrants			Accumulated
				For	Additional	Retained	Other	Total
	Preferred	Common Stock		Common	Paid-in	Earnings	Comprehensive	Shareholders’
	Stock	Shares	Amount	Stock	Capital	(Deficit)	Income(Loss)	Equity
Balance, December 31, 2008	$65,346	13,112,687	$26,225	$6,934	$187,742	$95,647	$(663)	$381,231

Preferred stock transactions:
Accretion of preferred stock discount	1,042	—	—	—	—	(1,042)	—	—
Preferred stock dividends	—	—	—	—	—	(2,690)	—	(2,690)
Common stock transactions:
Issuance of restricted common shares	—	58,787	118	—	(118)	—	—	—
Compensation expense:
Stock options	—	—	—	—	292	—	—	292
Restricted stock	—	—	—	—	230	—	—	230
Dividends paid ($.13 per share)	—	—	—	—	—	(1,713)	—	(1,713)
Comprehensive (loss):
Net (loss)	—	—	—	—	—	(151,868)	—	(151,868)
Change in unrealized gains, net of reclassification and taxes	—	—	—	—	—	—	1,906	1,906

Total comprehensive (loss)								(149,962)

Balance, September 30, 2009	$66,388	13,171,474	$26,343	$6,934	$188,146	$(61,666)	$1,243	$227,388

See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(Amounts in thousands, except share and per share data)

	September 30,	September 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(151,868)	$9,874
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for loan losses	43,844	20,527
Impairment of goodwill	143,389	—
Depreciation and amortization	5,386	5,264
Security amortization and accretion, net	41	(726)
Writedown of investments and other securities for impairment	1,028	—
Gain on sale of securities	(933)	(74)
FHLB stock dividends	—	(464)
Net gain on sale of mortgage loans	(188)	(487)
Originations of mortgage loans held for sale	(34,514)	(43,894)
Proceeds from sales of mortgage loans	34,080	44,887
Increase in cash surrender value of life insurance	(845)	(804)
Gain from settlement of life insurance	(305)	—
Net (gains) losses from sales of fixed assets	(128)	388
Stock-based compensation expense	521	583
Net loss (gain) on other real estate and repossessed assets	7,005	1,837
Deferred tax expense (benefit)	1,037	(746)
Net changes:
Other assets	(11,664)	5,031
Accrued interest payable and other liabilities	(4,808)	(11,142)

Net cash provided by operating activities	31,078	30,054

Cash flows from investing activities
Net change in interest-bearing deposits with banks	(1,000)	—
Purchase of securities available for sale	(72,094)	(136,985)
Proceeds from sale of securities available for sale	25,822	3,398
Proceeds from maturities of securities available for sale	98,193	74,467
Proceeds from maturities of securities held to maturity	20	545
Purchase of FHLB stock	—	(417)
Net change in loans	53,956	(13,841)
Proceeds from settlement of life insurance	691	—
Proceeds from sale of other real estate	9,848	19,238
Improvements to other real estate	(187)	(1,073)
Proceeds from sale of fixed assets	796	50
Premises and equipment expenditures	(3,143)	(4,615)

Net cash provided (used) by investing activities	112,902	(59,233)

Cash flows from financing activities
Net change in core deposits	333,154	215,383
Net change in brokered deposits	(302,540)	74,022
Net change in repurchase agreements	(10,007)	(129,183)
Proceeds from FHLB advances and notes payable	—	20,916
Repayments of FHLB advances and notes payable	(12,771)	(109,701)
Preferred stock dividends paid	(2,330)	—
Common stock dividends paid	(1,713)	(5,070)
Proceeds from issuance of common stock	—	14

Net cash provided by financing activities	3,793	66,381

Net change in cash and cash equivalents	147,773	37,202

Cash and cash equivalents, beginning of period	198,358	65,717

Cash and cash equivalents, end of period	$346,131	$102,919

Supplemental disclosures – cash and noncash
Interest paid	$48,509	$60,293
Income taxes paid	1,675	5,674
Loans converted to other real estate	70,088	29,676
Unrealized gain on available for sale securities, net of tax	1,906	111
See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 1 – PRINCIPLES OF CONSOLIDATION
The accompanying unaudited condensed consolidated financial statements of Green Bankshares, Inc. (the “Company”) and its wholly owned subsidiary, GreenBank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain amounts from prior period financial statements have been reclassified to conform to the current year’s presentation.
NOTE 2 – SECURITIES
Securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for Sale
September 30, 2009
U.S. government agencies	$49,705	$330	$(309)	$49,726
States and political subdivisions	31,698	1,056	(354)	32,400
Collateralized mortgage obligations	53,974	1,916	(808)	55,082
Mortgage-backed securities	15,369	263	(1)	15,631
Trust preferred securities	2,145	—	(47)	2,098

	$152,891	$3,565	$(1,519)	$154,937

December 31, 2008
U.S. government agencies	$98,143	$685	$(22)	$98,806
States and political subdivisions	32,641	139	(976)	31,804
Collateralized mortgage obligations	68,738	945	(1,310)	68,373
Mortgage-backed securities	2,177	—	(91)	2,086
Trust preferred securities	2,954	—	(461)	2,493

	$204,653	$1,769	$(2,860)	$203,562

Held to Maturity
September 30, 2009
States and political subdivisions	$384	$11	$—	$395
Other securities	252	—	(3)	249

	$636	$11	$(3)	$644

December 31, 2008
States and political subdivisions	$404	$7	$—	$411
Other securities	253	—	(63)	190

	$657	$7	$(63)	$601

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 2 – SECURITIES (Continued)
Contractual maturities of securities at September 30, 2009 are shown below. Securities not due at a single maturity date, collateralized mortgage obligations and mortgage-backed securities are shown separately.

	Available for Sale	Held to Maturity
	Fair	Carrying	Fair
	Value	Amount	Value

Due in one year or less	$—	$—	$—
Due after one year through five years	3,149	636	644
Due after five years through ten years	36,289	—	—
Due after ten years	44,786	—	—
Collateralized mortgage obligations	55,082	—	—
Mortgage-backed securities	15,631	—	—

Total maturities	$154,937	$636	$644

Gross gains of $933 were recognized for the three and nine month periods ended September 30, 2009, respectively, compared to gross gains of $72 for the three and nine months ended September 30, 2008, respectively, from proceeds of $25,822 and $3,398, respectively, on the sale of securities. There we no losses during these periods presented.
Securities with a carrying value of $128,583 and $181,683 at September 30, 2009 and December 31, 2008, respectively, were pledged for public deposits and securities sold under agreements to repurchase and to the Federal Reserve Bank. The balance of pledged securities in excess of the pledging requirements was $16,283 and $23,647 at September 30, 2009 and December 31, 2008, respectively.
Securities with unrealized losses at September 30, 2009 and December 31, 2008 not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2009
U. S. government agencies	$22,920	$(309)	$—	$—	$22,920	$(309)
States and political subdivisions	304	—	3,112	(354)	3,416	(354)
Collateralized mortgage obligations	—	—	3,275	(809)	3,275	(809)
Mortgage-backed securities	—	—	11	(1)	11	(1)
Trust preferred securities	1,164	(1)	138	(45)	1,302	(46)
Other securities	—	—	249	(3)	249	(3)

Total temporarily impaired	$24,388	$(310)	$6,885	$(1,212)	$31,173	$(1,522)

December 31, 2008
U. S. government agencies	$977	$(22)	$—	$—	$977	$(22)
States and political subdivisions	18,445	(838)	643	(139)	19,088	(977)
Collateralized mortgage obligations	8,721	(1,310)	—	—	8,721	(1,310)
Mortgage-backed securities	640	(24)	1,446	(67)	2,086	(91)
Trust preferred securities	1,210	(14)	1,284	(446)	2,494	(460)
Other securities	—	—	190	(63)	190	(63)

Total temporarily impaired	$29,993	$(2,208)	$3,563	$(715)	$33,556	$(2,923)

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 2 – SECURITIES (Continued)
The Company reviews its investment portfolio on a quarterly basis judging each investment for other-than-temporary impairment (“OTTI”). We have determined that it is more likely than not the Company will hold all temporarily impaired investments until recovery occurs. The OTTI analysis focuses on the duration and amount a security is below book value and assesses a calculation for both a credit loss and a non credit loss for each measured security considering the security’s type, performance, underlying collateral, and any current or potential debt rating changes. The OTTI calculation for credit loss is run through the income statement while the non credit loss is reflected in other comprehensive income.
The Company holds a single issue trust preferred security issued by a privately held bank holding company. Based upon available but limited information we have estimated that the likelihood of collecting the security’s principal and interest payments is approximately 50%. In addition, the bank holding company deferred their interest payments beginning in the second quarter of 2009, and we have placed the security on non-accrual. Subsequent to September 30, 2009, the Federal Reserve Bank of St. Louis made public an agreement that had been entered into by the bank holding company and the FRB.
The Company valued the security by projecting estimated cash flows given the assumption of collecting approximately 50% of the security’s principal & interest and then discounting the amount back to the present value using a discount rate of 3.50% plus three month LIBOR. As of September 30, 2009, our best estimate for the three month LIBOR over the next twenty-one years (the remaining life of the security) is 3.55%. The entire calculation was based on the OTTI credit loss portion. Due to the illiquid trust preferred market for private issuers a calculation was not estimated for the non credit portion for the security. We will continue to review possibilities for calculating the OTTI non credit portion of the security. The security is currently booked at a fair value of $796 at September 30, 2009 and during the three and nine months ended September 30, 2009 the Company has recognized a write-down of $503 and $732, respectively, through non-interest income representing other-than-temporary impairment on the security.
The Company holds a private label class A21 collateralized mortgage obligation that was analyzed with multiple stress scenarios using conservative assumptions for underlying collateral defaults, loss severity, and prepayments. The average principal at risk given the stress scenarios was calculated at 7.5%, and then analyzed using the present value of the future cash flows using the fixed rate of the security of 5.5% as the discount rate. The calculation yielded a present value greater than the book value of the security thus resulting in the Company judging that there was no OTTI with respect to this security.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 2 – SECURITIES (Continued)
The following table presents more detail on selective Company security holdings as of September 30, 2009. These details are listed separately due to the inherent level of risk for OTTI on these securities.

	September 30, 2009
						Present
		Current				Value
		Credit	Book	Fair	Unrealized	Discounted
Description	Cusip#	Rating	Value	Value	Loss	Cash Flow

Collateralized mortgage obligations
Wells Fargo – 2007 - 4 A21	94985RAW2	B3	$2,999	$2,266	$(733)	$3,137
Wells Fargo – 2005 - 5 2A1	94982MAE6	Ba1	1,085	1,010	(75)	1,186

			$4,084	$3,276	$(808)	$4,323

Trust preferred securities
PreTSL IV	74040TAD5	Ca	183	138	(45)	186
MM Community Fund II LTD	55309TAD0	Baa2	1,166	1,164	(2)	N/A
West Tennessee Bancshares, Inc.	956192AA6	N/A	796	796	—	N/A

			$2,145	$2,098	$(47)	$186

NOTE 3 – LOANS
Loans at September 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
	2009	2008

Commercial real estate	$1,331,367	$1,430,425
Residential real estate	404,778	397,922
Commercial	291,432	315,099
Consumer	84,614	89,733
Other	2,466	4,656
Unearned income	(15,390)	(14,245)

Loans, net of unearned income	$2,099,267	$2,223,390

Allowance for loan losses	$(50,196)	$(48,811)

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 3 – LOANS (Continued)
Transactions in the allowance for loan losses and certain information about nonaccrual loans and loans 90 days past due but still accruing interest for the nine months ended September 30, 2009 and twelve months ended December 31, 2008 were as follows:

	September 30,	December 31,
	2009	2008

Balance at beginning of year	$48,811	$34,111
Add (deduct):
Provision for loan losses	43,844	52,810
Loans charged off	(47,591)	(41,269)
Recoveries of loans charged off	5,132	3,159

Ending balance	$50,196	$48,811

	September 30,	December 31,
	2009	2008

Impaired loans were as follows:
Loans with no allowance allocated	$79,544	$29,602
Loans with allowance allocated	22,718	17,613
Amount of allowance allocated	5,557	2,651

Nonperforming loans were as follows:
Loans past due 90 days still on accrual	$1,531	$509
Nonaccrual loans	67,147	30,926

Total	$68,678	$31,435

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 4 – EARNINGS PER SHARE OF COMMON STOCK
Basic earnings or loss per share (“EPS”) of common stock is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares and potential common shares outstanding during the period. Stock options, warrants and restricted common shares are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the three and nine months ended September 30, 2009, 1,058,573 options and warrants are excluded from the effect of dilutive securities because they are anti-dilutive; 371,205 options are similarly excluded from the effect of dilutive securities for the three and nine months ended September 30, 2008.
The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended
	September 30,
	2009	2008
Basic Earnings (Loss) Per Share

Net income (loss)	$(6,498)	$1,234
Less: preferred stock dividends and accretion of discount on warrants	1,250	—

Net income (loss) available to common shareholders	$(7,748)	$1,234

Weighted average common shares outstanding	13,070,216	12,931,774

Basic earnings (loss) per share	$(0.59)	$0.10

Diluted Earnings (Loss) Per Share

Net income (loss)	$(6,498)	$1,234
Less: preferred stock dividends and accretion of discount on warrants	1,250	—

Net income (loss) available to common shareholders	$(7,748)	$1,234

Weighted average common shares outstanding	13,070,216	12,931,774

Add: Dilutive effects of assumed conversions of restricted stock and exercises of stock options and warrants[1]	—	15,844

Weighted average common and dilutive potential common shares outstanding	13,070,216	12,947,618

Diluted earnings (loss) per share[1]	$(0.59)	$0.10

[1]
Diluted earnings (loss) per share for the three months ended September 30, 2009 is calculated by using the weighted average common shares outstanding, instead of the diluted weighted average shares outstanding because all of the contingently issuable shares are anti-dilutive.

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 4 – EARNINGS PER SHARE OF COMMON STOCK (Continued)

	Nine Months Ended
	September 30,
	2009	2008
Basic Earnings (Loss) Per Share

Net income (loss)	$(151,868)	$9,874
Less: preferred stock dividends and accretion of discount on warrants	3,732	—

Net income (loss) available to common shareholders	$(155,600)	$9,874

Weighted average common shares outstanding	13,067,798	12,931,538

Basic earnings (loss) per share	$(11.91)	$0.76

Diluted Earnings (Loss) Per Share

Net income (loss)	$(151,868)	$9,874
Less: preferred stock dividends and accretion of discount on warrants	3,732	—

Net income (loss) available to common shareholders	$(155,600)	$9,874

Weighted average common shares outstanding	13,067,798	12,931,538

Add: Dilutive effects of assumed conversions of restricted stock and exercises of stock options and warrants[1]	—	4,546

Weighted average common and dilutive potential common shares outstanding	13,067,798	12,936,084

Diluted earnings (loss) per share[1]	$(11.91)	$0.76

[1]
Diluted earnings (loss) per share for the nine months ended September 30, 2009 is calculated by using the weighted average common shares outstanding, instead of the diluted weighted average shares outstanding because all of the contingently issuable shares are anti-dilutive.

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

		Other	Holding
Three months ended September 30, 2009	Bank	Segments	Company	Eliminations	Totals
Net interest income (expense)	$18,729	$2,165	$(556)	$—	$20,338
Provision for loan losses	17,770	705	—	—	18,475
Noninterest income	8,894	540	16	(261)	9,189
Noninterest expense	20,969	1,183	474	(261)	22,365
Income tax expense (benefit)	(4,804)	319	(330)	—	(4,815)

Segment profit (loss)	$(6,312)	$498	$(684)	$—	$(6,498)

Segment assets at September 30, 2009	$2,742,039	$42,453	$9,725	$—	$2,794,217

		Other	Holding
Three months ended September 30, 2008	Bank	Segments	Company	Eliminations	Totals
Net interest income (expense)	$23,499	$1,935	$(1,050)	$—	$24,384
Provision for loan losses	7,636	984	—	—	8,620
Noninterest income	7,711	485	32	(218)	8,010
Noninterest expense	20,347	1,289	526	(218)	21,944
Income tax expense (benefit)	1,002	57	(463)	—	596

Segment profit (loss)	$2,225	$90	$(1,081)	$—	$1,234

Segment assets at June 30, 2008	$2,963,181	$39,106	$9,754	$—	$3,012,041

		Other	Holding
Nine months ended September 30, 2009	Bank	Segments	Company	Eliminations	Totals
Net interest income (expense)	$55,621	$6,416	$(2,090)	$—	$59,947
Provision for loan losses	41,756	2,088	—	—	43,844
Noninterest income	22,466	1,529	165	(716)	23,444
Noninterest expense	204,625	3,654	1,547	(716)	209,110
Income tax expense (benefit)	(17,314)	864	(1,245)	—	(17,695)

Segment profit (loss)	$(150,980)	$1,339	$(2,227)	$—	$(151,868)

		Other	Holding
Nine months ended September 30, 2008	Bank	Segments	Company	Eliminations	Totals
Net interest income (expense)	$71,647	$5,743	$(3,490)	$—	$73,900
Provision for loan losses	18,552	1,975	—	—	20,527
Noninterest income	22,315	1,549	209	(645)	23,428
Noninterest expense	56,906	3,838	1,546	(645)	61,645
Income tax expense (benefit)	6,448	579	(1,745)	—	5,282

Segment profit (loss)	$12,056	$900	$(3,082)	$—	$9,874

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 5 – SEGMENT INFORMATION (Continued)
Asset Quality Ratios

As of and for the period ended September 30, 2009	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	3.24%	2.70%	3.27%
Nonperforming assets as a percentage of total assets	4.43%	2.89%	4.48%
Allowance for loan losses as a percentage of total loans, net of unearned income	2.24%	8.12%	2.39%
Allowance for loan losses as a percentage of nonperforming loans	69.13%	301.11%	73.09%
YTD net charge-offs to average total loans, net of unearned income	1.86%	4.25%	1.93%

As of and for the period ended September 30, 2008	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	1.74%	1.57%	1.75%
Nonperforming assets as a percentage of total assets	1.73%	1.69%	1.76%
Allowance for loan losses as a percentage of total loans, net of unearned income	1.37%	8.01%	1.50%
Allowance for loan losses as a percentage of nonperforming loans	78.93%	510.88%	85.56%
YTD net charge-offs to average total loans, net of unearned income	0.77%	4.64%	0.84%

As of and for the year ended December 31, 2008	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	1.38%	2.48%	1.41%
Nonperforming assets as a percentage of total assets	2.58%	2.57%	2.61%
Allowance for loan losses as a percentage of total loans, net of unearned income	2.06%	8.27%	2.20%
Allowance for loan losses as a percentage of nonperforming loans	149.59%	333.81%	155.28%
Net charge-offs to average total loans, net of unearned income	1.53%	6.42%	1.63%

Net charge-offs	Bank	Other	Total

For the nine month period ended September 30, 2009	$40,662	$1,797	$42,459
For the nine month period ended September 30, 2008	$17,950	$1,832	$19,782
For the year ended December 31, 2008	$35,564	$2,546	$38,110
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 6 – FAIR VALUE DISCLOSURES
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting principles generally accepted in the United States of America (“GAAP”), also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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
September 30, 2009
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 6 – FAIR VALUE DISCLOSURES (Continued)
Impaired Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with GAAP. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
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
September 30, 2009
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 6 – FAIR VALUE DISCLOSURES (Continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Below is a table that presents information about certain assets and liabilities measured at fair value:

				Total Carrying
				Amount in
				Statement of	Assets/Liabilities
	Fair Value Measurement Using			Financial	Measured at
Description	Level 1	Level 2	Level 3	Position	Fair Value
September 30, 2009
Securities available for sale
U.S. government agencies	$—	$49,726	$—	$49,726	$49,726
States and political subdivisions	—	32,400	—	32,400	32,400
Collateralized mortgage obligations	—	55,082	—	55,082	55,082
Mortgage-backed securities	—	15,631	—	15,631	15,631
Trust preferred securities	—	1,302	796	2,098	2,098

December 31, 2008
Securities available for sale
U.S. government agencies	$—	$98,806	$—	$98,806	$98,806
States and political subdivisions	—	31,804	—	31,804	31,804
Collateralized mortgage obligations	—	68,373	—	68,373	68,373
Mortgage-backed securities	—	2,086	—	2,086	2,086
Trust preferred securities	—	2,493	—	2,493	2,493
Level 3 Valuations
Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.
Currently the Company has one trust preferred security that is considered Level 3, for more information on this security please refer to Note 2 – Securities.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 6 – FAIR VALUE DISCLOSURES (Continued)
The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs.

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Beginning balance	$1,299	$—
Total gains or (loss) (realized/unrealized)
Included in earnings	(503)	(732)
Included in other comprehensive income	—	—
Paydowns and maturities	—	—
Transfers into Level 3	—	1,528

Ending balance September 30, 2009	$796	$796

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

				Total Carrying
				Amount in
				Statement of	Assets/Liabilities
	Fair Value Measurement Using			Financial	Measured at
Description	Level 1	Level 2	Level 3	Position	Fair Value
September 30, 2009
Other real estate	$—	$—	$23,646	$23,646	$23,646
Impaired loans	—	—	17,647	17,647	17,647

Total assets at fair value	$—	$—	$41,293	$41,293	$41,293

December 31, 2008
Impaired loans	—	—	43,364	43,364	43,364

Total assets at fair value	$—	$—	$43,364	$43,364	$43,364

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 6 – FAIR VALUE DISCLOSURES (Continued)
The carrying value and estimated fair value of the Company’s financial instruments are as follows at September 30, 2009 and December 31, 2008.

	September 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$346,131	$346,131	$198,358	$198,358
Securities available for sale	154,937	154,937	203,562	203,562
Securities held to maturity	636	644	657	601
Loans held for sale	1,064	1,074	442	445
Loans, net	2,050,273	2,007,113	2,174,579	2,135,732
FHLB and other stock	12,734	12,734	13,030	13,030
Cash surrender value of life insurance	29,997	29,997	29,539	29,539
Accrued interest receivable	9,063	9,063	10,808	10,808

Financial liabilities:
Deposit accounts	$2,223,873	$2,236,047	$2,184,147	$2,195,459
Federal funds purchased and repurchase agreements	25,294	25,294	35,302	35,302
FHLB Advances and notes payable	216,578	222,652	229,349	232,731
Subordinated debentures	88,662	70,453	88,662	74,570
Accrued interest payable	3,404	3,404	6,828	6,828
The following methods and assumptions were used to estimate the fair values for financial instruments that are not disclosed previously in this note. The carrying amount is considered to estimate fair value for cash and short-term instruments, demand deposits, liabilities for repurchase agreements, variable rate loans or deposits that reprice frequently and fully, and accrued interest receivable and payable. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, the fair value is estimated by discounted cash flow analysis using current market rates for the estimated life and credit risk. Liabilities for FHLB advances and notes payable are estimated using rates of debt with similar terms and remaining maturities. The fair value of off-balance sheet items is based on the current fees or costs that would be charged to enter into or terminate such arrangements, which is not material. The fair value of commitments to sell loans is based on the difference between the interest rates at which the loans have been committed to sell and the quoted secondary market price for similar loans, which is not material.
NOTE 7 – SUBSEQUENT EVENTS
Management evaluated subsequent events through November 09, 2009, the date the financial statements were available to be issued. Material events or transactions occurring after September 30, 2009 but prior to November 09, 2009 that provided additional evidence about conditions that existed at September 30, 2009 have been recognized in the financial statements for the period ended September 30, 2009. Events or transactions that provided evidence about conditions that did not exist at September 30, 2009 but arose before the financial statements were available to be issued have not been recognized in the financial statements for the period ended September 30, 2009.
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
Although the Company believes that the assumptions underlying any forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements. Factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part II, Item 1A “Risk Factors” and (1) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (2) continuation of the historically low short-term interest rate environment; (3) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (4) increased competition with other financial institutions in the markets that the Bank serves; (5) greater than anticipated deterioration or lack of sustained growth in the national or local economies; (6) rapid fluctuations or unanticipated changes in interest rates; (7) the impact of governmental restrictions on entities participating in the Capital Purchase Program of the United States Department of the Treasury; (8) changes in state and federal legislation, regulations or policies applicable to banks or other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy and (9) the loss of key personnel, as well as other factors discussed throughout this document, including, without limitation the factors described under “Critical Accounting Policies and Estimates” on page 23 of this Quarterly Report on Form 10-Q, or from time to time, in the Company’s filings with the SEC, press releases and other communications.
Readers are cautioned not to place undue reliance on forward-looking statements made in this document, since the statements speak only as of the document’s date. All forward-looking statements included in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by the cautionary statements in this section and to the more detailed risk factors included below under Part II, Item 1A “Risk Factors”. The Company has no obligation and does not intend to publicly update or revise any forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q, to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events. Readers are advised, however, to consult any further disclosures the Company may make on related subjects in its documents filed with or furnished to the SEC or in its other public disclosures.
Green Bankshares, Inc. (the “Company”) is the bank holding company for GreenBank (the “Bank”), a Tennessee-chartered commercial bank that conducts the principal business of the Company. The Company is the third largest bank holding company headquartered in Tennessee based on asset size at September 30, 2009 and at that date was also the second largest NASDAQ-listed bank holding company headquartered in Tennessee. The Bank currently maintains a main office in Greeneville, Tennessee and 64 full-service bank branches primarily in East and Middle Tennessee. In addition to its commercial banking operations, the Bank conducts separate businesses through its three wholly-owned subsidiaries: Superior Financial Services, Inc. (“Superior Financial”), a consumer finance company; GCB Acceptance Corporation (“GCB Acceptance”), an automobile lending company; and Fairway Title Co., a title company formed in 1998. The Bank also operates a wealth management office in Sumner County, Tennessee, and a mortgage banking operation in Knox County, Tennessee. All dollar amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except share and per share amounts.

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
Overview
The Company’s net loss for the nine month period ended September 30, 2009, before dividend and related costs associated with the issuance of Preferred Stock to the Treasury, was negatively impacted by a non-cash pre-tax goodwill impairment charge of $143.4 million resulting in a net loss of $151.8 million. The net loss applicable to common shareholders totaled $155.6 million for the nine months ended September 30, 2009. The non-cash goodwill impairment charge had no impact on the Company’s regulatory capital ratios or its tangible common equity to tangible assets ratio. Tangible common equity is total stockholders’ equity minus preferred stock and intangible assets and is a non-GAAP financial measure. Tangible assets are total assets minus intangible assets. The Company’s net loss for the three months ended September 30, 2009 totaled $6,498,000 and was principally the result of continued higher credit costs incurred during the period. The net loss available to common shareholders for the third quarter of 2009 was $7,748,000 reflecting the dividends and related costs associated with the issuance of Preferred Stock to the U.S. Treasury.

At year-end the Company obtained an independent evaluation of goodwill based upon a discounted present value analysis of cash flows. The results obtained at that time, compared with the market price of the stock at year-end, indicated that there was no goodwill impairment. During the latter part of the first quarter of 2009, the Company’s stock price began to decline and by the end of the quarter the stock price was trading relatively close to tangible book value. In the Company’s 2009 first quarter Form 10-Q, the Company indicated that it would monitor this situation closely and if this condition were deemed to be other than a temporary aberration in the market, it would re-evaluate goodwill for impairment. During the second quarter of 2009, the Company’s stock price declined from a high of $9.73 per share to a low of $4.14 per share, closing on June 30, 2009 at $4.48 per share. From the end of June 2009 we consistently observed the price of the Company’s stock trading in the mid $3.00 per share range. Short sale activity in the Company’s stock continued to escalate and totaled 2,510,519 shares by June 30, 2009 or 19.1% of outstanding shares. During the latter part of the second quarter, the Company performed an interim impairment valuation analysis on its intangible assets and placed more emphasis on the trading value of the Company’s stock due to the steep market price decline and the duration of time its stock was trading below both book value and tangible book value. As previously mentioned in our annual report on Form 10-K, our annual evaluation performed at year-end 2008 placed more emphasis on a discounted cash flow model. As a result of the continued and prolonged decline in the second quarter of the Company’s stock price, compared with the tangible common book value of $11.88 per share at June 30, 2009, the non-cash goodwill impairment charge was deemed appropriate. During the final days of June, the Company’s stock was removed from the Russell 3000 Index based upon the Russell’s market capitalization criteria and on June 25, 2009, 2,286,900 shares of the Company’s stock was traded during market hours as institutional investors rebalanced their positions creating significant downward pressure on the price of the Company’s stock price. This event, in conjunction with the adverse trend noted during the quarter in updated real estate valuations, created a triggering event for the revaluation of goodwill impairment at June 30, 2009. The Company undertook a Step 2 analysis of goodwill in accordance with GAAP, based upon the then current market value of the Company’s stock price, relative to tangible book value, and determined that the Goodwill Impairment charge was appropriate. The previously described events were not existing at either December 31, 2008 or March 31, 2009.
The table below is provided to better facilitate an understanding of the earnings fundamentals of the Company exclusive of the goodwill impairment charge and presents certain non-GAAP financial measures:
GREEN BANKSHARES, INC.
Reconciliation of Non-GAAP Measures
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2009	2008	2009	2008
Total non-interest expense	$22,365	$21,944	$209,110	$61,645
Goodwill impairment charge	—	—	(143,389)	—

Operating expenses	$22,365	$21,944	$65,721	$61,645

Net income (loss) available to common shareholders	$(7,748)	$1,234	$(155,600)	$9,874
Goodwill impairment charge, net of tax	—	—	137,414	—

Net operating income (loss)	$(7,748)	$1,234	$(18,186)	$9,874

Per Diluted Share:
Net income (loss) available to common shareholders	$(0.59)	$0.10	$(11.91)	$0.76
Goodwill impairment charge, net of tax	—	—	10.51	—

Net operating income (loss)	$(0.59)	$0.10	$(1.40)	$0.76

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

For the third quarter of 2009, the net loss available to common shareholders was $7,748 compared with a net loss of $151,400 in the second quarter of 2009 and net income of $1,234 in the third quarter of 2008. The third quarter 2009 net loss available to common shareholders of $7,748 was primarily the result of a higher loan loss provision driven by net loan charge-offs. During the third quarter of 2009, the Company reported a modest decline in non-performing asset levels as well as loan delinquencies. At September 30, 2009 the Company’s non-performing assets totaled $125,091 compared with $129,177 at the end of the second quarter of 2009 and $52,956 at September 30, 2008. Net loan charge-offs during the current quarter were $18,436 compared with $23,281 for the second quarter of 2009 and $9,115 for the third quarter of 2008. At the end of the current quarter, the Company’s loan loss reserve coverage to total loans was 2.39% compared with 2.30% at June 30, 2009 and 1.50% at September 30, 2008.
The Company reported a net loss available to common shareholders of $7,748 for the third quarter of 2009 compared with net income of $1,234 for the same period a year ago. The decline from 2008 was primarily the result of a lower level of net interest income, a higher loan loss provision and a modest increase in non-interest expenses.
On a year-to-date basis, the Company reported a net loss available to common shareholders of $155,600 through the third quarter of 2009 compared with net income of $9,874 in the same period last year. The principal reasons for the year-to-date decline was the non-cash goodwill impairment charge taken in the second quarter of 2009, a higher loan loss provision, reduced net interest income resulting from carrying a higher level of non-performing assets and higher operating expenses driven by greater FDIC insurance expense and OREO related costs.
At September 30, 2009, the Company had total consolidated assets of $2,794,217, total consolidated deposits of $2,214,761, total consolidated loans, net of unearned income, of $2,099,267 and total consolidated shareholders’ equity of $227,388.
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
The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and the fair value of financial instruments and other accounts. Based on management’s calculation, an allowance of $50,196, or 2.39% of total loans, net of unearned income, was an adequate estimate of losses inherent in the loan portfolio as of September 30, 2009. This estimate resulted in a provision for loan losses in the income statement of $18,475 and $43,844, respectively, for the three and nine months ended September 30, 2009. If the economic conditions, loan mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.
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
Goodwill and intangible assets that have indefinite useful lives are generally evaluated for impairment annually, in December of each year. Goodwill and intangible assets may be more regularly monitored for impairment as part of the Company’s review of its assets if events and circumstances occur between annual tests that would suggest that the fair value of a reporting unit might have declined below its carrying value. As discussed above, goodwill was evaluated for impairment due to the steep and prolonged decline of the Company’s stock price relative to its tangible net book value during the second quarter of 2009 and a goodwill impairment charge was taken.

Changes in Results of Operations
Net Income (Loss). Net income (loss) available to common shareholders for the three months ended September 30, 2009 was ($7,748), as compared to $1,234 for the same period in 2008. This decrease of $8,982 resulted primarily from the increased provision for loan losses of $9,855 compared to third quarter of 2008. Third quarter 2009 net interest income totaled $20,338 compared with $24,384 during the year ago period and declined as a result of a narrowing in the net interest margin from 3.72% in the third quarter of last year to 3.33% in the 2009 third quarter plus the negative impact on net interest income of carrying a higher level of non-interest earning assets. Non-interest income increased by $1,179 from the third quarter of last year and totaled $9,189 for the 2009 third quarter. The increase was principally the result of $933 of securities gains realized, $305 of insurance proceeds received, $163 from a gain on the sale of undeveloped land adjacent to a branch and a $376 increase in service charges on deposit accounts. These increases were partially offset by a security impairment charge of $503. Total non-interest expenses amounted to $22,365 during the quarter compared with $21,944 during the same period last year. The principal expense items driving this increase, compared to the same period a year ago, were higher real estate foreclosure losses of $1,636; an increase in FDIC deposit insurance costs of $401 and other expenses of $669. These increases were offset by a decrease in employee compensation and benefits of $2,317 as a result of a lower number of full time equivalent employees, the elimination of the Company’s 401(k) contribution and the suspension of employee cash incentives necessary to control cost during this economic environment.
Net Interest Income. The largest source of earnings for the Company is net interest income, which is the difference between interest income on earning assets and interest expense on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and rates on interest-earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. During the three months ended September 30, 2009, net interest income was $20,338, as compared to $24,384 for the same period in 2008, representing a decrease of 16%. This decrease of $4,046 in net interest income resulted primarily from the contraction of the net interest margin plus the income impact of carrying a higher level of non-interest earning assets.
The Company’s average balance for interest-earning assets decreased 7% from $2,625,820 for the three months ended September 30, 2008 to $2,442,977 for the three months ended September 30, 2009. The primary reason for the decline in interest-earning assets was the movement of loans to non-performing assets as the recession continued.
The Company’s average balance for interest-bearing liabilities decreased 5% from $2,450,824 for the three months ended September 30, 2008 to $2,326,147 for the three months ended September 30, 2009 as the Company reduced its reliance on short-term borrowings and brokered deposits while focusing on building core deposit levels throughout its branch network.

The Company’s yield on loans (the largest component of interest-earning assets) decreased by 42 basis points from the third quarter of 2008 to the third quarter of 2009 principally due to a decline in market rates, offset in part by the establishment of interest rate floors on loans originated since 2008. Approximately one-half of the Company’s loan portfolio is set at variable rates and was impacted by the result of the FOMC’s action to lower market interest rates by 175 basis points during this period of time as detailed below.

FOMC Meeting	Beginning	Increase/	Ending
Date	Rate	Decrease	Rate
January 22, 2008	4.25%	(0.75%)	3.50%
January 30, 2008	3.50%	(0.50%)	3.00%
March 18, 2008	3.00%	(0.75%)	2.25%
April 30, 2008	2.25%	(0.25%)	2.00%
June 25, 2008	2.00%	0.00%	2.00%
August 6, 2008	2.00%	0.00%	2.00%
September 16, 2008	2.00%	0.00%	2.00%
September 29, 2008	2.00%	0.00%	2.00%
October 7, 2008	2.00%	(0.50%)	1.50%
October 29, 2008	1.50%	(0.50%)	1.00%
December 16, 2008	1.00%	(0.75%) - (1.00%)	0.00% - 0.25%
January 28, 2009	0.00% - 0.25%	0.00%	0.00% - 0.25%
March 17, 2009	0.00% - 0.25%	0.00%	0.00% - 0.25%
April 30, 2009	0.00% - 0.25%	0.00%	0.00% - 0.25%
June 25, 2009	0.00% - 0.25%	0.00%	0.00% - 0.25%
August 12, 2009	0.00% - 0.25%	0.00%	0.00% - 0.25%
September 23, 2009	0.00% - 0.25%	0.00%	0.00% - 0.25%
The Company’s cost of interest-bearing liabilities decreased by 48 basis points from the third quarter ended September 30, 2008 to the third quarter ended September 30, 2009. The velocity of change on fixed maturity interest-bearing liabilities is slower than the immediate change on variable rate assets. The re-pricing characteristics of this portion of interest-bearing liabilities which comprise 62% of total interest-bearing liabilities will lag behind market interest rate changes especially in a rapidly changing interest rate environment.

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

	Three Months Ended
	September 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans(1) (2)	$2,075,096	$32,577	6.23%	$2,302,465	$38,510	6.65%
Investment securities (2)	184,433	2,305	4.96%	306,616	4,154	5.39%
Other short-term investments	183,448	102	0.22%	16,739	87	2.07%

Total interest-earning assets	$2,442,977	$34,984	5.68%	$2,625,820	$42,751	6.48%

Non-interest earning assets	303,665			373,449

Total assets	$2,746,642			$2,999,269

Interest-bearing liabilities:
Deposits:
Interest checking, savings and money market	$870,091	$3,163	1.44%	$617,156	$2,146	1.38%
Time deposits	1,121,349	8,317	2.94%	1,440,693	12,199	3.37%

Total interest-bearing deposits	$1,991,440	$11,480	2.29%	$2,057,849	$14,345	2.77%

Securities sold under repurchase agreements and short-term borrowings	25,454	6	0.09%	74,385	262	1.40%
Notes payable	220,591	2,416	4.35%	229,928	2,525	4.37%
Subordinated debentures	88,662	556	2.49%	88,662	1,050	4.71%

Total interest-bearing liabilities	$2,326,147	$14,458	2.47%	$2,450,824	$18,182	2.95%

Non-interest bearing liabilities:
Demand deposits	160,653			193,566
Other liabilities	22,872			24,698

Total non-interest bearing liabilities	183,525			218,264

Total liabilities	2,509,672			2,669,088

Shareholders’ equity	236,970			330,181

Total liabilities and shareholders’ equity	$2,746,642			$2,999,269

Net interest income		$20,526			$24,569

Interest rate spread			3.22%			3.53%

Net yield on interest-earning assets			3.33%			3.72%

[1]	Average loan balances excluded nonaccrual loans for the periods presented.

[2]
Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

	Nine Months Ended
	September 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans(1) (2)	$2,125,547	$97,771	6.15%	$2,322,510	$120,698	7.09%
Investment securities (2)	198,741	7,628	5.13%	266,453	11,132	5.70%
Other short-term investments	105,011	183	0.23%	7,254	111	2.09%

Total interest-earning assets	$2,429,299	$105,582	5.81%	$2,596,217	$131,941	6.95%

Non-interest earning assets	369,023			362,035

Total assets	$2,798,322			$2,958,252

Interest-bearing liabilities:
Deposits:
Interest checking, savings and money market	$742,643	$7,557	1.36%	$663,195	$7,726	1.63%
Time deposits	1,190,412	28,087	3.15%	1,270,940	35,931	4.03%

Total interest-bearing deposits	$1,933,055	$35,644	2.47%	$1,934,135	$43,657	3.15%

Securities sold under repurchase agreements and short-term borrowings	28,872	22	0.10%	128,057	2,054	2.32%
Notes payable	226,314	7,328	4.33%	262,405	8,268	4.14%
Subordinated debentures	88,662	2,091	3.15%	88,662	3,490	5.53%

Total interest-bearing liabilities	$2,276,903	$45,085	2.65%	$2,413,259	$57,469	3.30%

Non-interest bearing liabilities:
Demand deposits	163,713			188,737
Other liabilities	22,359			25,480

Total non-interest bearing liabilities	186,072			214,217

Total liabilities	2,462,975			2,627,476

Shareholders’ equity	335,347			330,776

Total liabilities and shareholders’ equity	$2,798,322			$2,958,252

Net interest income		$60,497			$74,472

Interest rate spread			3.16%			3.61%

Net yield on interest-earning assets			3.33%			3.83%

[1]	Average loan balances excluded nonaccrual loans for the periods presented.

[2]
FTE at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Provision for Loan Losses. During the three and nine months ended September 30, 2009, loan charge-offs were $19,224 and $47,591, respectively and recoveries of charged-off loans were $788 and $5,132. The Company’s provision for loan losses increased to $18,475 for the three months ended September 30, 2009, as compared to $8,620 for the same period in 2008. Compared with the second quarter of 2009, the provision for loan losses declined by $5,909 as the Company experienced lower loan defaults during the third quarter with net loan charge-offs declining from $23,281 in the second quarter to $18,436 during the third quarter. The Company’s allowance for loan losses increased by $1,385 to $50,196 at September 30, 2009 from $48,811 at December 31, 2008 and the reserve to outstanding loans ratio increased 19 basis points to 2.39% from 2.20% at December 31, 2008 and also increased 89 basis points from the ratio of 1.50% at September 30, 2008. Credit quality ratios have generally declined since September 30, 2007, principally as a result of the prolonged deterioration of the residential real estate construction and development market, beginning in the fourth quarter of 2007, in the Company’s urban markets, primarily Nashville and Knoxville. Management continually evaluates the Company’s credit policies and procedures for effective risk and control management. The ratio of allowance for loan losses to nonperforming loans was 73.09%, 155.28% and 85.56% at September 30, 2009, December 31, 2008 and September 30, 2008, respectively, and the ratio of nonperforming assets to total assets was 4.48%, 2.61% and 1.76% at September 30, 2009, December 31, 2008 and September 30, 2008, respectively. The ratio of nonperforming loans to total loans, net of unearned interest, was 3.27%, 1.41% and 1.75% at September 30, 2009, December 31, 2008 and September 30, 2008, respectively. Within the Bank, the Company’s largest subsidiary, the ratio of nonperforming assets to total assets was 4.43%, 2.58% and 1.73% at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.
Based on management’s calculation, an allowance of $50,196, or 2.39% of total loans, net of unearned income, was an adequate estimate of losses inherent in the loan portfolio as of September 30, 2009. This estimate resulted in a provision for loan losses in the income statement of $18,475 and $43,844, respectively, for the three and nine months ended September 30, 2009. If the economic conditions, loan mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.
The Company’s year-to-date net charge-offs as a percentage of average loans increased from 0.84% (annualized 1.12%) for the three months ended September 30, 2008 to 1.93% (annualized 2.57%) for the three months ended September 30, 2009. Net charge-offs as a percentage of average loans were 1.63% for the year ended December 31, 2008.
Management believes that credit quality indicators will be driven by the current economic environment and the resiliency of residential real estate markets. Management continually evaluates the existing portfolio in light of loan concentrations, current general economic conditions and economic trends. Management believes these evaluations suggest an economic slowdown in the Company’s markets has and will continue to occur throughout 2009. Based on its evaluation of the allowance for loan loss calculation and review of the loan portfolio, management believes the allowance for loan losses is adequate at September 30, 2009. However, the provision for loan losses could further increase for the entire year of 2009 if the general economic conditions continue to weaken or the residential real estate markets in Nashville, Knoxville or the Company’s other markets or the financial conditions of borrowers deteriorate beyond management’s current expectations.
Non-interest Income. Fee income, unrelated to interest-earning assets, consisting primarily of service charges, commissions and fees, is an important component to the Company’s total revenue stream.
Total non-interest income for the three and nine months ended September 30, 2009 was $9,189 and $23,444 as compared to $8,010 and $23,428, respectively, for the same period in 2008. Service charges, commissions and fees remain the largest component of total non-interest income and increased slightly from $6,070 and $17,525 for the three and nine months ended September 30, 2008 to $6,446 and $17,597, respectively, for the same periods in 2009. The Company continues to see solid growth in net new checking account customers due to its High Performance Checking Program, as evidenced by the 13,329 net new accounts opened during the first nine months of 2009; however, the service charges and NSF fees associated with this product have increased modestly. The Company believes that as the economy begins to recover, non-interest income will continue to increase given the expansion of its customer base. Non-interest income included securities gains of $933 for the three and nine months ended September 30, 2009 and $72 for the same periods in 2008. Security impairment losses of $503 and $732 decreased non-interest income for the three and nine months ended September 30, 2009, respectively. In addition other non-interest income increased by $423 to $1,086 for the three months ended September 30, 2009, as compared to $663 in the same period in 2008. The increase was primarily due to a gain from insurance proceeds. Other non-interest income of $2,423 for the nine month period ended September 30, 2009 increased slightly over the comparable period in 2008.

Non-interest Expense. Control of non-interest expense is a critical aspect in enhancing income. Non-interest expense includes personnel, occupancy, and other expenses such as goodwill impairment charges, write-downs on OREO, data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation (“FDIC”) assessment, etc. Total non-interest expense was $22,365 and $209,110, respectively, for the three and nine months ended September 30, 2009 compared to $21,944 and $61,645 for the same periods in 2008. The $421 increase in total non-interest expense for the three months ended September 30, 2009 compared to the same period of 2008 was principally the result of higher OREO related costs partially offset by the reduction in employee benefit costs. The increase in non-interest expenses of $147,465 for the nine month period ended September 30, 2009 primarily reflects the one-time charge for goodwill impairment of $143,389, higher FDIC deposit insurance costs of $2,888 and an increase of $3,983 in OREO related costs.
Personnel costs are the primary element of the Company’s recurring non-interest expenses. For the three and nine months ended September 30, 2009, employee compensation and benefits represented $7,841, or 35%, and $26,121, or 40% of total non-interest expense, excluding the one-time charge for goodwill impairment of $143,389. This was a decrease of $2,317, or 23% and $3,142, or 11%, respectively, from the $10,158 and $29,263 for the three and nine months ended September 30, 2008. These decreases are the result of fewer full time equivalent employees and a reduction in employee benefit costs. Including Bank branches and non-bank office locations the Company had 75 locations at September 30, 2009 and December 31, 2008, as compared to 76 at September 30, 2008, and the number of full-time equivalent employees declined from 789 at September 30, 2008 to 721 at September 30, 2009.
The increases in FDIC assessments were due to changes in the fee assessment rates during 2009 and a special assessment applied to all insured institutions as of June 30, 2009. With regard to the increase in fee assessment rates, the FDIC finalized a rule in December 2008 that raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment. The new rule resulted in annualized assessment rates for Risk Category 1 institutions, like the Company, ranging from 12 to 14 basis points. In February 2009, the FDIC issued final rules to amend the deposit insurance fund restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions beginning in the second quarter of 2009. The new initial base assessment rates for Risk Category 1 institutions range from 12 to 16 basis points, on an annualized basis, and from 7 to 24 basis points after the effect of potential base-rate adjustments, in each case depending upon various factors. The increase in deposit insurance expense during the nine months ended September 30, 2009 compared to the same period a year ago was also partly related to the Company’s utilization of available credits to offset assessments during the first nine months of 2008. The increases were also partly related to the additional 10 basis point assessment paid on covered transaction accounts exceeding $250 under the Temporary Liquidity Guaranty Program.
In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment is part of the FDIC’s efforts to rebuild the Deposit Insurance Fund (“DIF”). Deposit insurance expense during the nine months ended September 30, 2009 included a $1.2 million accrual related to the special assessment. The final rule also allows the FDIC to impose additional special assessments of 5 basis points for the third and fourth quarters of 2009, if the FDIC estimates that the DIF reserve ratio will fall to a level that would adversely affect public confidence in federal deposit insurance or to a level that would be close to or below zero. Any additional special assessment is expected to be capped at 10 basis points of domestic deposits. The Company cannot provide any assurance as to the ultimate amount or timing of any such special assessments, should such special assessments occur, as such special assessments depend upon a variety of factors which are beyond the Company’s control.
In September 2009, the FDIC proposed a rule that, in lieu of a further special assessment in 2009, will require all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also proposed to adopt a uniform three basis point increase in assessment rates effective on January 1, 2011. If the rule is finalized as proposed, the Company expects to be required to prepay approximately $12.5 million in risk-based assessments.
Income Taxes. The effective income tax rate for the three and nine months ended September 30, 2009 was 42.56% and 10.44%, respectively, compared to 32.56% and 34.85% for the same period in 2008. The effective tax rate for the nine month period ended September 30, 2009 was lower than the statutory tax rates primarily due to the goodwill impairment charge recognized during the second quarter 2009. The effective tax rate for this period reflects the tax treatment of the $143,389 goodwill impairment charge, of which $126,317 was non-deductible for tax purposes.

At September 30, 2009, the Company had net deferred tax assets of $10,228. GAAP requires companies to assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The analysis performed as of September 30, 2009 determined that no valuation allowance was needed at this time. The deferred tax assets will be analyzed quarterly for changes affecting realization, and there can be no guarantee that a valuation allowance will not be necessary in future periods.
Changes in Financial Condition
Total assets at September 30, 2009 were $2,794,217, a decrease of $150,454, or 5%, from December 31, 2008. The decrease in assets was primarily reflective of the $143,389 write-off of goodwill and decreases of $124,123 in loans, net of unearned income and $48,625 in securities available-for-sale. These decreases were offset by an increase of $147,773 in cash and cash equivalents. The Company expects that its total assets will decline slightly over the remainder of 2009.
Non-performing assets (“NPA’s”), which include non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned and repossessed assets (“OREO”), totaled $125,091 at September 30, 2009 compared with $129,177 at June 30, 2009 and $76,806 at December 31, 2008. During the nine month period ended September 30, 2009, the Company experienced an increase in net NPA’s of $48,285 as the economy continued to weaken and it continued its aggressive approach to identify and recognize NPA’s.
Non-performing loans include non-accrual loans and loans 90 or more days past due. All loans that are 90 days past due are considered non-accrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Non-accrual loans that are 120 days past due without assurance of repayment are charged off against the allowance for loan losses. Nonaccrual loans and loans past due 90 days totaled $68,678 at September 30, 2009, an increase of $37,243 from December 31, 2008.
OREO totaled $56,413 at September 30, 2009 compared with $45,371 at December 31, 2008. During the first quarter of 2009, $36,368 of OREO balances were returned to non-accrual loan status due to bankruptcy filings and the extended period of time required to achieve possession of the property. At the end of the third quarter of 2009, most of these properties have now been foreclosed and reside in OREO balances. Additionally, the Company received proceeds on the disposition of OREO totaling $9,848 and it incurred a net loss on the disposition of OREO property of $7,005 during the first nine months of 2009.
The Company’s policy requires new appraisals on adversely rated collateral dependent loans and OREO to be obtained at least annually. On a quarterly basis, the Company receives a written report from an independent nationally recognized organization which provides updated valuation trends, by price point and by zip code, for each of the major markets in which the Company is conducting business. The information obtained is then used in the Company’s FAS 114 impairment analysis of collateral dependent loans.
At September 30, 2009, the ratio of the Company’s allowance for loan losses to non-performing loans (which include non-accrual loans) was 73.09% compared to 85.56% at September 30, 2008.
The Company maintains an investment portfolio to provide liquidity and earnings. Investments at September 30, 2009 with an amortized cost of $153,528 had a market value of $155,582. At year-end 2008, investments with an amortized cost of $205,310 had a market value of $204,163.

Liquidity and Capital Resources
Liquidity. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s liquid assets include cash and due from banks, federal funds sold, investment securities and loans held for sale. Including securities pledged to collateralize municipal deposits, these assets represented 20% and 16% of the total liquidity base at September 30, 2009 and December 31, 2008, respectively. The liquidity base is generally defined to include deposits, repurchase agreements, notes payable and subordinated debentures. The Company maintains borrowing availability with the Federal Home Loan Bank of Cincinnati (“FHLB”), which was fully utilized at September 30, 2009. The Company also maintains federal funds lines of credit totaling $85,000 at four correspondent banks, of which $85,000 was available at September 30, 2009. The Company believes it has sufficient liquidity to satisfy its current operating needs.
For the nine months ended September 30, 2009, operating activities of the Company provided $31,078 of cash flows. This was primarily comprised of net income (loss) of ($151,868), positively adjusted for (i) goodwill impairment of $143,389, (ii) 43,844 in provision for loan losses, (iii) $5,386 of depreciation and amortization and (iv) $7,005 net loss on other real estate and repossessed assets. This was offset in part by an increase of $11,664 in other assets and a decrease in accrued interest and other liabilities of $4,808.
Maturities of $98,193 and sales of $25,822 in investment securities available for sale were the primary components of the $112,902 in net cash provided from investing activities for the nine months ended September 30, 2009. During the first nine months of 2009, as the Treasury implemented its program of repurchasing $1.3 trillion of previously issued Government Agency Securities, certain securities held by the Company were called, at par, resulting in no gain or loss to the Company. In addition, proceeds from the net change in loans of $53,956 and the proceeds from the sale of other real estate of $9,848 provided cash flows. These were offset by (i) $72,094 in purchases of investment securities available for sale, and (ii) $3,143 in premises and equipment expenditures.
The net increase in total deposits of $30,614 was the primary source of cash flows provided in financing activities of $3,793. The net increase in total deposits reflects a decrease in brokered deposits of $302,540 and an increase in core customer deposits of $333,154, as the Company, as well as other banks, experienced an inflow of deposit balances due to the economic environment. In addition, the net reduction in repurchase agreements of $10,007, the repayment of notes payable of $12,771, dividends paid on preferred stock of $2,330 and dividends paid on common stock of $1,713 offset the funds provided by the increase of total deposits.
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
Shareholders’ equity on September 30, 2009 was $227,388, a decrease of $153,843, or 40%, from $381,231 on December 31, 2008. The decrease in shareholders’ equity primarily reflects net income (loss) available to common shareholders for the nine months ended September 30, 2009 of ($155,600) and the common stock dividend payments during the nine months ended September 30, 2009 totaling $1,713. These decreases were offset by the cumulative change of $1,906 in unrealized gains, net of reclassification and taxes, on available for sale securities.
The Company’s primary source of liquidity is dividends paid by the Bank. Under Tennessee law, the amount of dividends that may be declared by the Bank in a year without approval of the Tennessee Commissioner of Financial Institutions (“TCFI”) is limited to net income for that year combined with retained net income for the two preceding years. Further, any dividend payments are subject to the continuing ability of the Bank to maintain its compliance with minimum federal regulatory capital requirements and the Company’s self-imposed restrictions to retain its characterization under federal regulations as a “well-capitalized” institution. Because of the Bank’s year-to-date loss in 2009, dividends from the Bank to the Company, including funds for payment of dividends on preferred stock and trust preferred, including the preferred stock issued to the Treasury, will require prior approval of the TCFI.

Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (“FRB”) and the FDIC require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of common equity, retained earnings, and a limited amount of qualifying perpetual preferred stock and trust preferred securities, net of goodwill and other intangible assets and accumulated other comprehensive income). These guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. At September 30, 2009, the Bank and the Company each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements. The table below sets forth the capital position of the Bank and the Company at September 30, 2009.

	Required	Required
	Minimum	to be
	Ratio	Well Capitalized	Bank	Company
Tier 1 risk-based capital	4.00%	6.00%	13.17%	13.39%
Total risk-based capital	8.00%	10.00%	14.43%	14.65%
Leverage Ratio	4.00%	5.00%	10.49%	10.60%
Off-Balance Sheet Arrangements
At September 30, 2009, the Company had outstanding unused lines of credit and standby letters of credit totaling $283,042 and unfunded loan commitments outstanding of $8,660. Because these commitments generally have fixed expiration dates and most will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or, on a short-term basis, to borrow any then available amounts from the FHLB and/or purchase Federal funds from other financial institutions. At September 30, 2009, the Company had accommodations with upstream correspondent banks for unsecured Federal funds lines of $85,000. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about the Company’s off-balance sheet commitments as of September 30, 2009, which by their terms have contractual maturity dates subsequent to September 30, 2009:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total
Commitments to make loans — fixed	$4,952	$—	$—	$—	$4,952
Commitments to make loans — variable	3,708	—	—	—	3,708
Unused lines of credit	143,565	18,521	10,458	80,264	252,808
Letters of credit	22,498	7,736	—	—	30,234

Total	$174,723	$26,257	$10,458	$80,264	$291,702

Disclosure of Contractual Obligations
In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes the Company’s significant fixed and determinable contractual obligations as of September 30, 2009:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total
Certificates of deposits	$995,051	$142,347	$13,807	$3,556	$1,154,761
FHLB advances and notes payable	44,850	62,691	40,740	68,297	216,578
Subordinated debentures	—	—	—	88,662	88,662
Operating lease obligations	1,185	1,973	1,305	1,172	5,635
Deferred compensation	1,682	—	—	2,302	3,984
Purchase obligations	358	—	—	—	358

Total	$1,043,126	$207,011	$55,852	$163,989	$1,469,978

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
Effect of New Accounting Standards
In April 2009, the FASB issued an accounting standard which provides guidance in determining fair value when the volume and level of activity for the asset or liability has significantly decreased and guidance for identifying transactions that are not orderly. This standard affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. This standard further requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. It also amended previous standards to expand certain disclosure requirements. The standard was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This standard became effective for the Company on June 15, 2009 and did not have a significant impact on the Company’s financial statements.
In April 2009, two accounting standards were issued regarding the recognition and presentation of other-than-temporary impairments. These standards (i) changed existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaced the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under these standards, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. These standards were effective for interim and annual periods ending after June 15, 2009 and became effective for the Company on June 15, 2009 and did not have a significant impact on the Company’s financial statements.
Also in April 2009, two other standards were issued regarding interim disclosures about fair value of financial instruments. These two standards require an entity to provide disclosures about fair value of financial instruments in interim financial information at interim reporting periods. Under these standards, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The new interim disclosures were included in the Company’s interim financial statements for the second quarter, June 30, 2009.

On May 28, 2009, the FASB issued a standard providing guidance over subsequent events. Under this standard, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. This standard requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. The standard also requires entities to disclose the date through which subsequent events have been evaluated. This standard was effective for interim and annual reporting periods ending after June 15, 2009. The Company reviewed events for inclusion in the financial statements through November 09, 2009, the date that the accompanying financial statements were issued. The Company adopted the provisions of the standard for the quarter ended June 30, 2009, as required, and this adoption did not have a material impact on the financial statements taken as a whole.
On June 29, 2009, the FASB issued the standard providing guidance over the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This standard establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles. This standard will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Company adopted this standard for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on the financial statements taken as a whole.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part II, Item 7A of the 2008 10-K is incorporated in this item of this Quarterly Report by this reference. There have been no material changes in the quantitative and qualitative market risks of the Company since December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).
Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
The Company and its subsidiaries are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company’s results of operations.

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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
Our loan portfolio includes a significant amount of residential construction and land development loans, which loans have a greater credit risk then residential mortgage loans.
The Company engages in both traditional single-family residential lending and residential construction and land development loans to developers. The percentage of construction and land development loans to developers in the bank subsidiary’s portfolio was approximately 16.6% at September 30, 2009 compared to 19.3% at June 30, 2009 and 21.8% of total loans at December 31, 2008. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to the current adverse conditions in the real estate market and the general economy. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Furthermore, during adverse general economic conditions, such as we believe are now being experienced in residential real estate construction nationwide, borrowers involved in the residential real estate construction and development business may suffer above normal financial strain. As the residential real estate development and construction market in our markets has deteriorated, our borrowers in this segment have begun to experience difficulty repaying their obligations to us. As a result, our loans to these borrowers have deteriorated and may deteriorate further and may result in additional charge-offs negatively impacting our results of operations. Additionally, to the extent repayment is dependent upon the sale of newly constructed homes or of lots, such sales are likely to be at lower prices or at a slower rate than as expected when the loan was made, which may result in such loans being placed on non-accrual status and subject to higher loss estimates even if the borrower keeps interest payments current. In the event of a prolonged general economic downturn in the construction industry, the Company’s results of operations may be adversely impacted and its net book value may be reduced.
Recent negative developments in the U.S. and local economy and in local real estate markets have adversely impacted our operations and results and may continue to adversely impact our results in the future.
Economic conditions in the markets in which we operate have deteriorated significantly since early 2008. As a result, we have experienced a significant reduction in our earnings, resulting primarily from provisions for loan losses related to declining collateral values in our construction and development loan portfolio. We believe that this difficult economic environment will continue at least throughout the remainder of 2009 and into 2010, and we expect that our results of operations will continue to be negatively impacted as a result. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally or us in particular, will improve in the near future, or thereafter, in which case we could continue to experience significant losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.

Recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact our operations and results.
Negative developments throughout 2008 and into 2009 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing throughout 2009. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like us, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years.
Our business is subject to the success of the local economies where we operate.
Our success significantly depends upon the growth in population, income levels, deposits, residential real estate stability and housing starts in our market areas. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Adverse economic conditions in our specific market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.
Continued adverse market or economic conditions in the state of Tennessee may increase the risk that our borrowers will be unable to timely make their loan payments. In addition, the market value of the real estate securing loans as collateral has been and may continue to be adversely affected by continued unfavorable changes in market and economic conditions. As of September 30, 2009, approximately 52% of our loans held for investment were secured by commercial real estate. Of this amount, approximately 32% were residential construction and land development loans to developers, 31% were commercial construction and development loans and 37% were non-owner occupied commercial real estate loans. We experienced increased payment delinquencies with respect to these loans throughout 2008 and 2009 which negatively impacted our results of operations and a sustained period of increased payment delinquencies, foreclosures or losses caused by continuing adverse market or economic conditions in the state of Tennessee could adversely affect the value of our assets, revenues, results of operations and financial condition.
An inadequate allowance for loan losses would reduce our earnings.
The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and takes a charge against earnings with respect to specific loans when their ultimate collectibility is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require us to increase our allowance for loan losses as a part of their examination process, additional provision expense would be incurred and our earnings and capital could be significantly and adversely affected.
The Company’s policy requires new appraisals on adversely rated collateral dependent loans to be obtained at least annually. On a quarterly basis, the Company receives a written report from an independent nationally recognized organization which provides updated valuation trends, by price point and by zip code, for each of the major markets in which the Company is conducting business. The information obtained is then used in the Company’s FAS 114 impairment analysis of collateral dependent loans.

We have increased levels of other real estate, primarily as a result of foreclosures, and we anticipate higher levels of foreclosed real estate expense.
As we have begun to resolve non-performing real estate loans, we have increased the level of foreclosed properties primarily those acquired from builders and from residential land developers. Foreclosed real estate expense consists of three types of charges: maintenance costs, valuation adjustments owed on new appraisal values and gains or losses on disposition. These charges will increase as levels of other real estate increase, and also as local real estate values decline, negatively affecting our results of operations.
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
We rely on dividends from our bank subsidiary as our primary source of liquidity and payment of these dividends is limited under Tennessee law.
Under Tennessee law, the amount of dividends that may be declared by GreenBank in a year without approval of the Tennessee Commissioner of Financial Institutions is limited to net income for that year combined with retained net income for the two preceding years. Because of the loss incurred by GreenBank in 2009, dividends from GreenBank to us, including, if necessary, dividends to support our payment of interest on our subordinated debt and dividends on our preferred stock, including the preferred stock we issued to the Treasury, will require prior approval by the Tennessee Commissioner of Financial Institutions. If, in the future, we do not have sufficient funds available at the holding company to pay these, or any other, interest payments or dividends, and GreenBank is unable to secure permission from the Tennessee Commissioner of Financial Institutions to pay dividends to us, we will need to seek other sources of capital to make these payments, or, if other sources of capital are unavailable to us on satisfactory terms, we may need to defer the making of these payments until such time as GreenBank receives permission to pay dividends to us, or such permission is no longer required.
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
Recent legislative and regulatory initiatives that were enacted in response to the recent financial crisis are beginning to wind down.
The U.S. federal, state and foreign governments have taken various actions in an attempt to deal with the worldwide financial crisis and the severe decline in the global economy. Some of these programs are beginning to expire and the impact of the wind down on the financial sector and on the economic recovery is unknown. In the United States, the Emergency Economic Stabilization Act of 2008 or EESA, was enacted on October 3, 2008. The Troubled Asset Relief Program, or “TARP”, established pursuant to EESA, includes the Capital Purchase Program, pursuant to which Treasury is authorized to purchase senior preferred stock and common or preferred stock warrants from participating financial institutions. TARP also authorized the purchase of other securities and financial instruments for the purpose of stabilizing and providing liquidity to U.S. financial markets. TARP is scheduled to expire December 31, 2009, although the Treasury has announced it will likely extend it until October 31, 2010. On September 18, 2009, the Treasury guarantee on money market mutual funds expired. On October 20, 2009, the FDIC announced that the Temporary Loan Guaranty Program pursuant to which the FDIC guarantees unsecured debt of banks and certain holding companies would expire October 31, 2009, except for a temporary emergency facility. The Transaction Account Guarantee portion of the program, which guarantees non interest bearing bank transaction accounts on an unlimited basis, is scheduled to continue until June 30, 2010.

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
If we continue to experience losses at levels that we experienced during the first nine months of 2009 we may need to raise additional capital in the future, but that capital may not be available when it is needed.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. While we believe our capital resources will satisfy our capital requirements for the foreseeable future, we may at some point, if we continue to experience losses, need to raise additional capital to support or strengthen our capital position.
Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. In addition, we have from time to time supported our capital position with the issuance of trust preferred securities. The trust preferred market has deteriorated significantly since the second half of 2007 and it is unlikely that we would be able to issue trust preferred securities in the future on terms consistent with our previous issuances, if at all. Accordingly, we cannot assure our shareholders that we will be able to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, we may be subject to increased regulatory restrictions, including restrictions on our ability to expand our operations.
We rely heavily on the services of key personnel.
We are dependent on certain key officers who have important customer relationships or are instrumental to our operations. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management and sales and marketing personnel, particularly in those areas where we may open new branches. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting or retaining such personnel.
On September 2, 2009, we announced that R. Stan Puckett, our Chief Executive Officer, will be retiring on March 31, 2010. We have commenced a search for a replacement for Mr. Puckett and expect to have a replacement prior to Mr. Puckett’s retirement date, but there can be no assurance that we will have found a suitable replacement prior to that that date.

We are subject to extensive regulation that could limit or restrict our activities.
We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies including the Federal Reserve Board, the FDIC and the Tennessee Department of Financial Institutions. Our regulatory compliance is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our operations.
The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.
The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and the Nasdaq Stock Market that are applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, we have experienced, and may continue to experience, greater compliance costs.
The amount of common stock owned by, and other compensation arrangements with, our officers and directors may make it more difficult to obtain shareholder approval of potential takeovers that they oppose.
As of September 30, 2009, directors and executive officers beneficially owned approximately 11.35% of our common stock. Agreements with selected members of our senior management also provide for certain payments under various circumstances following a change in control. These compensation arrangements, together with the common stock and option ownership of our board of directors and management, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals.
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
Expansion into New Markets: Much of our growth over the last five years has been focused in the highly competitive Nashville, Knoxville and Clarksville metropolitan markets. The customer demographics and financial services offerings in these markets are unlike those found in the East Tennessee markets that we have historically served. In the Nashville, Knoxville and Clarksville markets, we face competition from a wide array of financial institutions. Our expansion into these new markets may be impacted if we are unable to meet customer demands or compete effectively with the financial institutions operating in these markets.

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
We derive our income solely from dividends on the shares of common stock of the bank. The bank’s ability to declare and pay dividends is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the Tennessee Department of Financial Institutions. In addition, the Federal Reserve Board and the terms of the Series A preferred stock may impose restrictions on our ability to pay dividends on our common stock. As a result, we cannot assure our shareholders that we will declare or pay dividends on shares of our common stock in the future.
The limitations on bonuses, retention awards, severance payments and incentive compensation contained in ARRA may adversely affect our ability to retain our highest performing employees.
For so long as any equity securities that we issued to the Treasury under the Capital Purchase Program remain outstanding, ARRA restricts bonuses, retention awards, severance payments and other incentive compensation payable to our five senior executive officers and up to the next 20 highest paid employees. It is possible that we may be unable to create a compensation structure that permits us to retain our highest performing employees or recruit additional employees, especially if we are competing against institutions that are not subject to the same restrictions. If this were to occur, our business and results of operations could be materially adversely affected.
Holders of our junior subordinated debentures have rights that are senior to those of our common and Series A preferred shareholders.
We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At September 30, 2009, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $88.7 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the trusts are senior to our shares of common stock and the Series A preferred stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock or the Series A preferred stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock or Series A preferred stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock or our Series A preferred stock.

The Series A preferred stock impacts net income available to our common shareholders and our earnings per share.
As long as shares of our Series A preferred stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series A preferred stock have been paid in full. Additionally, for so long as the Treasury owns shares of the Series A preferred stock, we are not permitted to pay cash dividends on our common stock in excess of $0.13 per quarter without the Treasury’s consent. The dividends declared on shares of our Series A preferred stock will reduce the net income available to common shareholders and our earnings per common share. Additionally, warrants to purchase our common stock issued to the Treasury, in conjunction with the issuance of the Series A preferred stock, may be dilutive to our earnings per share. The shares of our Series A preferred stock will also receive preferential treatment in the event of our liquidation, dissolution or winding up.
Holders of the Series A preferred stock have rights that are senior to those of our common shareholders.
The Series A preferred stock that we have issued to the Treasury is senior to our shares of common stock, and holders of the Series A preferred stock have certain rights and preferences that are senior to holders of our common stock. The Series A preferred stock will rank senior to our common stock and all other equity securities of ours designated as ranking junior to the Series A preferred stock. So long as any shares of the Series A preferred stock remain outstanding, unless all accrued and unpaid dividends on shares of the Series A preferred stock for all prior dividend periods have been paid or are contemporaneously declared and paid in full, no dividend whatsoever shall be paid or declared on our common stock or other junior stock, other than a dividend payable solely in common stock. We and our subsidiaries also may not purchase, redeem or otherwise acquire for consideration any shares of our common stock or other junior stock unless we have paid in full all accrued dividends on the Series A preferred stock for all prior dividend periods, other than in certain circumstances. Furthermore, the Series A preferred stock is entitled to a liquidation preference over shares of our common stock in the event of our liquidation, dissolution or winding up.
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
The Company made no unregistered sales of its equity securities or repurchases of its common stock during the quarter ended September 30, 2009.

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

Green Bankshares, Inc. Registrant
Date: November 09, 2009	By:	/s/ James E. Adams
James E. Adams
Executive Vice President, Chief Financial Office and Secretary

EXHIBIT INDEX

Exhibit No.	Description

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002