Form 10-K
period 2009-12-31
GREEN BANKSHARES, INC.
filed 2010-02-25
CIK 764402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission file number 0-14289
GREEN BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1222567

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

100 North Main Street, Greeneville, Tennessee	37743-4992

(Address of principle executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (423) 639-5111
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each Exchange on which Registered

Common Stock — $2.00 par value	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $53 million. The market value calculation was determined using the closing sale price of the registrant’s common stock on June 30, 2009, as reported on the Nasdaq Global Select Market. For purposes of this calculation, the term “affiliate” refers to all directors, executive officers and 10% shareholders of the registrant. As of the close of business on February 25, 2010, 13,176,036 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
1. Portions of Proxy Statement for 2010 Annual Meeting of Shareholders. (Part III)

PART I
Forward-Looking Statements
The information contained herein contains forward-looking statements that involve a number of risks and uncertainties. A number of factors, including those discussed herein, could cause results to differ materially from those anticipated by such forward-looking statements which are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” or “continue” or the negatives thereof, or other variations thereon of comparable terminology, or by discussions of strategy or intentions. Such statements may include, but are not limited to, projections of revenue, income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Company, as well as assumptions relating to the foregoing. The Company’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including, but not limited to those identified in “Item 1A. Risk Factors” in this Form 10-K and (1) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (2) continuation of the historically low short-term interest rate environment; (3) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (4) increased competition with other financial institutions in the markets that the Bank serves; (5) greater than anticipated deterioration or lack of sustained growth in the national or local economies; (6) rapid fluctuations or unanticipated changes in interest rates; (7) the impact of governmental restrictions on entities participating in the Capital Purchase Program of the United States Department of the Treasury; (8) changes in state and federal legislation, regulations or policies applicable to banks or other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy and (9) the loss of key personnel.
Readers are cautioned not to place undue reliance on forward-looking statements made in this document, since the statements speak only as of the document’s date. All forward-looking statements included in this Annual Report on Form 10-K are expressly qualified in their entirety by the cautionary statements in this section and to the more detailed risk factors included below under Part I, Item 1A “Risk Factors”. The Company has no obligation and does not intend to publicly update or revise any forward-looking statements contained in or incorporated by reference into this Annual Report on Form 10-K, to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events. Readers are advised, however, to consult any further disclosures the Company may make on related subjects in its documents filed with or furnished to the Securities and Exchange Commission (“SEC”) or in its other public disclosures.
ITEM 1. BUSINESS.
Presentation of Amounts
All dollar amounts set forth below, other than share and per-share amounts, are in thousands unless otherwise noted. Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “the Company” or “Green Bankshares” as used herein refer to Green Bankshares, Inc. and its subsidiaries, including GreenBank, which we sometimes refer to as “GreenBank,” “the Bank” or “our Bank”.
Green Bankshares, Inc.
We are the third-largest bank holding company headquartered in Tennessee, with $2.6 billion in assets as of December 31, 2009. Incorporated in 1985, Green Bankshares is the parent of GreenBank (the “Bank”) and owns 100% of the capital stock of the Bank. The primary business of the Company is operating the Bank.

As a bank holding company, we are subject to regulation by the Board of Governors of the Federal Reserve System, or the Federal Reserve Board (the “FRB”). We are required to file reports with the FRB and are subject to regular examinations by that agency. Shares of our common stock are traded on the NASDAQ Global Select Market under the trading symbol “GRNB.”
On December 23, 2008, we entered into a Letter Agreement and a Securities Purchase Agreement — Standard Terms with the U.S. Department of Treasury (“U.S. Treasury”), pursuant to which we sold to the U.S. Treasury, (i) 72,278 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (ii) a ten year warrant to purchase up to 635,504 shares of our common stock, $2.00 par value, at an initial exercise price of $17.06 per share. The warrant was immediately exercisable upon its issuance and will expire on December 23, 2018.
At December 31, 2009, the Company maintained a main office in Greeneville, Tennessee and 64 full-service bank branches (of which eleven are in leased operating premises), a location for mortgage banking and nine separate locations operated by the Bank’s subsidiaries.
The Company’s assets consist primarily of its investment in the Bank and liquid investments. Its primary activities are conducted through the Bank. At December 31, 2009, the Company’s consolidated total assets were $2,619,139, its consolidated net loans were $2,043,807, its total deposits were $2,084,096 and its total shareholders’ equity was $226,769.
The Company’s net income is dependent primarily on its net interest income, which is the difference between the interest income earned on its loans and other interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. Also favorably influencing the Company’s net income is its noninterest income, derived principally from service charges and fees. Offsetting these positive factors contributing to net income are the levels of the Company’s loan loss provision expense and other non-interest expenses such as salaries and employee benefits and other real estate expenses.
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
Residential Real Estate Lending: The Bank originates traditional one-to-four family, owner occupied, residential mortgages secured by property located in its primary market area. Further detail on consumer residential real estate lending may be found on page 6 of this report.
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
The Bank concentrates on originating commercial business loans to middle-market companies with borrowing requirements of less than $25 million. Substantially all of the Bank’s commercial business loans outstanding at December 31, 2009, were to borrowers based in its primary markets.
Consumer Lending: The Bank makes consumer loans for personal, family or household purposes, such as debt consolidation, automobiles, vacations and education. Consumer lending loans are typically secured by personal property but may also be unsecured personal loans. They may also be made on a revolving line of credit or fixed-term basis.

Investment Activities:
The Bank has authority to invest in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies and U.S. Government sponsored enterprises, deposits of insured banks and federal funds. The Bank’s investments do not include commercial paper, asset-backed commercial paper, asset-backed securities secured by credit cards or car loans or preferred stock of Fannie Mae or Freddie Mac. The Bank also does not participate in structured investment vehicles. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the returns on loans and leases. The Bank must also meet reserve requirements of the FRB, which are imposed based on amounts on deposit in various deposit categories.
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
The Bank’s marketing strategy emphasizes attracting core deposits held in checking, savings, money- market and certificate of deposit accounts. These accounts are a source of low-interest cost funds and in some cases, provide significant fee income. The composition of the Bank’s deposits has a significant impact on the overall cost of funds. At December 31, 2009, interest-bearing deposits comprised 91% of total deposits, as compared with 92% at December 31, 2008.
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
Information concerning the Bank’s FHLB advances, repurchase agreements, subordinated notes, junior subordinated notes (trust preferred) and other borrowings is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources ” and in Note 8 of Notes to Consolidated Financial Statements.
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
Our principal executive offices are located at 100 North Main Street, Greeneville, Tennessee 37743-4992 and our telephone number at these offices is (423) 639-5111. Our internet address is www.greenbankusa.com. Please note that our website is provided as an inactive textual reference and the information on our website is not incorporated by reference.

GreenBank and its Subsidiaries
Our Bank is a Tennessee-chartered commercial bank established in 1890 which has its principal executive offices in Greeneville, Tennessee. The principal business of the Bank consists of attracting deposits from the general public and investing those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial and residential real estate loans, commercial loans and installment consumer loans. At December 31, 2009, the Bank had 63 Tennessee-based full-service banking offices located in Greene, Blount, Cocke, Hamblen, Hawkins, Knox, Loudon, McMinn, Monroe, Sullivan, and Washington Counties in East Tennessee and in Davidson, Lawrence, Macon, Montgomery, Rutherford, Smith, Sumner and Williamson Counties in Middle Tennessee. The Bank also operates two other full service branches — one located in nearby Madison County, North Carolina and the other in nearby Bristol, Virginia. Further, the Bank operates a mortgage banking operation in Knox County, Tennessee.
Our Bank also offers other financial services through three wholly-owned subsidiaries. Through Superior Financial Services, Inc. (“Superior Financial”), the Bank operates eight consumer finance company offices located in Greene, Blount, Hamblen, Washington, Sullivan, Sevier, Knox and Bradley Counties, Tennessee. Through GCB Acceptance Corporation (“GCB Acceptance”), the Bank operates a sub-prime automobile lending company with a sole office in Johnson City, Tennessee. Through Fairway Title Co., the Bank operates a title company headquartered in Knox County, Tennessee. At December 31, 2009, these three subsidiaries had total combined assets of $42,251 and total combined loans, net of unearned interest and loan loss reserve, of $39,955.
Deposits of our Bank are insured by the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (“FDIC”). Our Bank is subject to comprehensive regulation, examination and supervision by the Tennessee Department of Financial Institutions (the “TDFI”), the FRB and the FDIC.
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
Over the intermediate term, defined as over the next 24 to 48 months, we believe our growth from in-market mergers and acquisitions including acquisitions of both entire financial institutions and selected branches of financial institution’s, is expected to continue. De novo branching is also expected to be a method of growth, particularly in high-growth and other demographically-desirable markets.
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
The Bank focuses its lending efforts predominately on individuals and small to medium-sized businesses while it generates deposits primarily from individuals in its local communities. To aid in deposit generation efforts, the Bank offers its customers extended hours of operation during the week as well as Saturday and Sunday banking in many of its markets. The Bank also offers free online banking along with its High Performance Checking Program which since its inception has generated a significant number of core transaction accounts.

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
Loan Composition. The following table sets forth the composition of the Company’s loans at December 31 for each of the periods indicated:

	2009	2008	2007	2006	2005

Commercial real estate	$1,306,398	$1,430,225	$1,549,457	$921,190	$729,254
Residential real estate	392,365	397,922	398,779	281,629	319,797
Commercial	274,346	315,099	320,264	258,998	245,285
Consumer	83,382	89,733	97,635	87,111	90,682
Other	2,117	4,656	3,871	2,203	3,476
Unearned interest	(14,801)	(14,245)	(13,630)	(11,502)	(9,852)

Loans, net of unearned interest	$2,043,807	$2,223,390	$2,356,376	$1,539,629	$1,378,642

Allowance for loan losses	$(50,161)	$(48,811)	$(34,111)	$(22,302)	$(19,739)

Loan Maturities. The following table reflects at December 31, 2009 the dollar amount of loans maturing based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity are reported as due in one year or less.

	Due in One	Due After One Year	Due After
	Year or Less	Through Five Years	Five Years	Total

Commercial real estate	$652,945	$614,115	$39,338	$1,306,398
Residential real estate (1)	59,237	91,091	235,548	385,876
Commercial	189,316	76,552	8,478	274,346
Consumer (1)	22,312	50,161	2,597	75,070
Other	1,754	278	85	2,117

Total	$925,564	$832,197	$286,046	$2,043,807

(1)	Net of unearned interest

The following table sets forth the dollar amount of the loans maturing subsequent to the year ending December 31, 2010 distinguished between those with predetermined interest rates and those with floating, or variable, interest rates.

	Fixed Rate	Variable Rate	Total

Commercial real estate	$484,758	$168,695	$653,453
Residential real estate	128,732	197,907	326,639
Commercial	47,638	37,392	85,030
Consumer	52,059	699	52,758
Other	279	84	363

Total	$713,466	$404,777	$1,118,243

Commercial Real Estate Loans. The Company originates commercial loans, including residential real estate construction and development loans, generally to existing business customers, secured by real estate located in the Company’s market area. At December 31, 2009, commercial real estate loans totaled $1,306,398, or 64%, of the Company’s net loan portfolio. Commercial real estate loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary source of repayment, financial strength of any guarantor, strength of the tenant (if any), liquidity, leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. Generally, the Company will loan up to 80-85% of the value of improved property, 65% of the value of raw land and 75% of the value of land to be acquired and developed. A first lien on the property and assignment of lease is required if the collateral is rental property, with second lien positions considered on a case-by-case basis.
Residential Real Estate. The Company also originates one-to-four family, owner-occupied residential mortgage loans secured by property located in the Company’s primary market areas. The majority of the Company’s residential mortgage loans consists of loans secured by owner-occupied, single-family residences. At December 31, 2009, the Company had $392,365, or 19%, of its net loan portfolio in residential real estate loans. Residential real estate loans generally have a loan-to-value ratio of 85% or less. These loans are underwritten by giving consideration to the ability to pay, stability of employment, source of income, credit history and loan-to-value ratio. Home equity loans make up approximately 43% of residential real estate loans. Home equity loans may have higher loan-to-value ratios when the borrower’s repayment capacity and credit history conform to underwriting standards. Superior Financial extends sub-prime mortgages to borrowers who generally have a higher risk of default than mortgages extended by the Bank. Sub-prime mortgages totaled $17,636, or 4%, of the Company’s residential real estate loans at December 31, 2009.
The Company sells most of its one-to-four family mortgage loans in the secondary market to Freddie Mac and other mortgage investors through the Bank’s mortgage banking operation. Sales of such loans to Freddie Mac and other mortgage investors totaled $43,050 and $51,962 during 2009 and 2008, respectively, and the related mortgage servicing rights were sold together with the loans.
Commercial Loans. Commercial loans are made for a variety of business purposes, including working capital, inventory and equipment and capital expansion. At December 31, 2009, commercial loans outstanding totaled $274,346, or 13%, of the Company’s net loan portfolio. Such loans are usually amortized over one to seven years and generally mature within five years. Commercial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, financial strength of any guarantor, liquidity, leverage, management experience, ownership structure, economic conditions and industry-specific trends and collateral. The loan to value ratio depends on the type of collateral. Generally speaking, accounts receivable are financed between 70% and 80% of accounts receivable less than 90 days past due. If other collateral is taken to support the loan, the loan to value of accounts receivable may approach 85%. Inventory financing will range between 50% and 60% depending on the borrower and nature of the inventory. The Company requires a first lien position for such loans. These types of loans are generally considered to be a higher credit risk than other loans originated by the Company.
Consumer Loans. At December 31, 2009, the Company’s consumer loan portfolio totaled $83,382, or 4%, of the Company’s total net loan portfolio. The Company’s consumer loan portfolio is composed of secured and unsecured loans originated by the Bank, Superior Financial and GCB Acceptance. The consumer loans of the Bank have a higher risk of default than other loans originated by the Bank. Further, consumer loans originated by Superior Financial and GCB Acceptance, which are finance companies rather than banks, generally have a greater risk of default than such loans originated by commercial banks and, accordingly, carry a higher interest rate. Superior Financial and GCB Acceptance consumer loans totaled approximately $40,618, or 49%, of the Company’s installment consumer loans at December 31, 2009. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

Past Due, Special Mention, Classified and Nonaccrual Loans. The Company classifies its loans of concern into three categories: past due loans, special mention loans and classified loans (both accruing and non-accruing interest).
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
The Company may elect to formally restructure a loan due to the weakening credit status of a borrower so that the restructuring may facilitate a repayment plan that minimizes the potential losses that the Company may have to otherwise incur. At December 31, 2009, the Company had $16,061 of restructured loans of which $4,429 was classified as non-accrual and the remaining were performing. There were no restructured loans at December 31, 2008.
The following table sets forth information with respect to the Company’s nonperforming assets at the dates indicated.

	At December 31,
	2009	2008	2007	2006	2005

Loans accounted for on a non-accrual basis	$75,411	$30,926	$32,060	$3,479	$5,915
Accruing loans which are contractually past due 90 days or more as to interest or principal payments	147	509	18	28	809

Total non-performing loans	75,558	31,435	32,078	3,507	6,724
Real estate owned:
Foreclosures	56,952	44,964	4,401	1,445	2,920
Other real estate held and repossessed assets	216	407	458	243	823

Total non-performing assets	$132,726	$76,806	$36,937	$5,195	$10,467

Restructured loans not included above	$11,632	$—	$—	$—	$—

Total non-performing assets increased by $55,920 from December 31, 2008 to December 31, 2009. This increase was principally a function of the continued deterioration in the economy during 2009 which was reflected principally in the Company’s residential real estate construction and development portfolio. The deterioration that began in the fourth quarter of 2007 continued to escalate through the first half of 2009 in the Company’s urban markets, primarily Nashville and Knoxville. In 2009, the Company continued to aggressively identify and appropriately classify these assets resulting in the increase of these non-performing assets over this time period. The Company’s continuing efforts to resolve nonperforming loans include enhancement of its credit administration resources dedicated to the residential construction and residential development portfolios through the assignment of senior executives and bankers, including workout specialists, to these portfolios. These individuals meet frequently to discuss the performance of the portfolio and specific relationships with emphasis on the underperforming assets. These individuals then recommend an action plan, which could include foreclosure, restructuring the loan, issuing demand letters or other actions. If nonaccrual loans at December 31, 2009 had been current according to their original terms and had been outstanding throughout 2009, or since origination if originated during the year, interest income on these loans in 2009 would have been approximately $3,400. Interest actually recognized on these loans during 2009 was $2,842. Interest income not recognized on restructured loans was not significant for 2009.

Other real estate owned (“OREO”) increased $11,988 to $56,952 at December 31, 2009 from $44,964 at December 31, 2008. The real estate consists of 41 properties, of which eleven are 1-4 family residential properties with a carrying value of $1,405, seventeen are construction development of 1-4 residential properties with a carrying value of $46,230, one is a parcel of commercial vacant land with a carrying value of $800, ten are vacant 1-4 family residential lots with a carrying value of $2,980, one was a commercial building with a carrying value of $1,485 and one is a commercial construction project with a carrying value of $4,052. Management has recorded these properties at estimated fair value, based on current appraisals, less estimated selling costs. Other repossessed assets decreased $191 to $216 at December 31, 2009 from $407 at December 31, 2008. The decrease is due primarily to the disposition of repossessed automobiles at one of the Company’s subsidiaries.
Total impaired loans, defined under ASC 310 as loans which, based upon current information and events, it is considered probable that the Company will be unable to collect all amounts of contractual interest and principal as scheduled in the loan agreement, increased by $68,023 from $47,215 at December 31, 2008 to $115,238 at December 31, 2009. Under accounting guidance for impaired loans, the impairment is probable if the future events indicate that the Bank will not collect principal and interest in accordance with contractual terms. Impaired loans may, or may not, be included in non-performing loans. This increase is primarily attributable to the continued deterioration throughout 2009 in residential real estate construction loans located in the Company’s urban markets. The impaired loans at year end of $115,238 are net of balances previously charged-off of $27,937.
At December 31, 2009, the Company had approximately $39,680 in loans that are not currently classified as nonaccrual or 90 days past due or otherwise restructured but which known information about possible credit problems of borrowers caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms. Such loans were considered classified by the Company and were composed primarily of various commercial, commercial real estate and consumer loans. The Company believes that these loans are adequately secured and management currently does not expect any material loss.
Allowance for Loan Losses. The allowance for loan losses is maintained at a level which management believes is adequate to absorb all probable losses on loans then present in the loan portfolio. The amount of the allowance is affected by: (1) loan charge-offs, which decrease the allowance; (2) recoveries on loans previously charged-off, which increase the allowance; and (3) the provision for possible loan losses charged against income, which increases the allowance. In determining the provision for possible loan losses, it is necessary for management to monitor fluctuations in the allowance resulting from actual charge-offs and recoveries, and to periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions, including residential real estate prices and transaction volume in the Company’s market areas, in an effort to evaluate portfolio risks. In evaluating residential real estate market conditions, the Company’s internal policies require new appraisals on adversely rated collateral dependent loans to be obtained at least annually. On a quarterly basis, the Company receives a written report from an independent nationally recognized organization which provides updated valuation trends, by price point and by zip code, for each of the major markets in which the Company is conducting business. The information is then used in the Company’s impairment analysis of collateral dependent loans. If actual losses exceed the amount of the allowance for loan losses, earnings of the Company could be adversely affected. The amount of the provision is based on management’s judgment of those risks. During the year ended December 31, 2009, the Company’s provision for loan losses decreased by $2,564 to $50,246 from $52,810 for the year ended December 31, 2008, while the allowance for loan losses increased by $1,350 to $50,161 at December 31, 2009 from $48,811 at December 31, 2008.
The continued elevated allowance for loan losses was attributable primarily to weakened economic conditions experienced in the Company’s urban markets, principally the Nashville and Knoxville markets, beginning in the fourth quarter of 2007 and continuing through the first half of 2009, accompanied by deteriorating credit quality associated primarily with residential real estate construction and development loans in these markets. The allowance for loan losses as a percentage of total loans was 2.45% at the end of 2009 versus 2.20% at December 31, 2008. The loan loss reserves reflected the higher level of non-performing banking assets, and losses inherent in this segment of the Company’s business, as noted in Note 17 of Notes to Consolidated Financial Statements. Although Management believes that the allowance for loan losses is adequate to cover estimated losses inherent in the portfolio, there can be no assurances that additional reserves may not be required in the future.

The following is a summary of activity in the allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2009	2008	2007	2006	2005

Balance at beginning of year	$48,811	$34,111	$22,302	$19,739	$15,721
Reserve acquired in acquisition	—	—	9,022	—	1,467

Subtotal	48,811	34,111	31,324	19,739	17,188
Charge-offs:
Commercial real estate	(40,893)	(28,759)	(7,516)	(494)	(189)
Commercial	(6,941)	(6,177)	(2,065)	(879)	(1,500)

Subtotal	(47,834)	(34,936)	(9,581)	(1,373)	(1,689)

Residential real estate	(3,176)	(2,275)	(840)	(947)	(622)
Consumer	(3,880)	(4,058)	(3,050)	(2,009)	(3,250)
Other	—	—	—	(28)	(22)

Total charge-offs	(54,890)	(41,269)	(13,471)	(4,357)	(5,583)

Recoveries:
Commercial real estate	3,066	1,691	289	17	180
Commercial	1,669	221	227	171	160

Subtotal	4,735	1,912	516	188	340

Residential real estate	402	138	213	284	166
Consumer	853	1,106	1,038	936	1,246
Other	4	3	8	5	17

Total recoveries	5,994	3,159	1,775	1,413	1,769

Net charge-offs	(48,896)	(38,110)	(11,696)	(2,944)	(3,814)

Provision for loan losses	50,246	52,810	14,483	5,507	6,365

Balance at end of year	$50,161	$48,811	$34,111	$22,302	$19,739

Ratio of net charge-offs to average loans outstanding, net of unearned discount, during the period	2.25%	1.63%	.57%	.20%	.32%

Ratio of allowance for loan losses to non-performing loans	66.39%	155.28%	106.34%	635.93%	293.56%

Ratio of allowance for loan losses to total loans, net of unearned income	2.45%	2.20%	1.45%	1.45%	1.43%

Breakdown of allowance for loan losses by category. The following table presents an allocation among the listed loan categories of the Company’s allowance for loan losses at the dates indicated and the percentage of loans in each category to the total amount of loans at the respective year-ends:

	At December 31,
	2009		2008		2007		2006		2005
		Percent of		Percent of		Percent of		Percent of		Percent of
		loans in		loans in		loans in		loans in		loans in
		each		each		each		each		each
		category		category		category		category		category
Balance at end of period		to total		to total		to total		to total		to total
applicable to:	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans

Commercial real estate	$36,527	63.93%	$35,714	64.33%	$20,489	65.38%	$10,619	59.38%	$8,889	52.90%
Residential real estate	4,350	18.88%	3,669	17.63%	2,395	16.83%	1,639	18.16%	2,035	22.92%
Commercial	5,840	13.42%	6,479	14.17%	7,575	13.51%	6,645	16.70%	4,797	17.79%
Consumer	3,437	3.67%	2,927	3.66%	3,635	4.12%	3,384	5.62%	3,960	6.14%
Other	7	0.10%	22	0.21%	17	0.16%	15	0.14%	58	0.25%

Totals	$50,161	100.00%	$48,811	100.00%	$34,111	100.00%	$22,302	100.00%	$19,739	100.00%

Investment Activities
General. The Company maintains a portfolio of investments to cover minimum pledging requirements for municipal deposits and borrowings.
Securities by Category. The following table sets forth the carrying value of the securities, by major categories, held by the Company at December 31, 2009, 2008 and 2007:

	At December 31,
	2009	2008	2007

Securities Held to Maturity:
State and political subdivisions	$251	$404	$1,049
Other securities	375	253	254

Total	$626	$657	$1,303

Securities Available for Sale:
U.S. government agencies	$52,048	$98,806	$41,737
State and political subdivisions	32,192	31,804	34,388
Collateralized mortgage obligations	44,677	68,373	16,381
Mortgage-backed securities	16,892	2,086	139,790
Trust preferred securities	1,915	2,493	2,977

Total	$147,724	$203,562	$235,273

Maturity Distributions of Securities. The following table sets forth the distributions of maturities of securities at amortized cost as of December 31, 2009:

		Due After One
	Due in One	Year through	Due After Five Years	Due
	Year or Less	Five Years	through 10 Years	After 10 Years	Total

Securities Held to Maturity:
State and political subdivisions	$—	$251	$—	$—	$251
Other securities	100	275	—	—	375

Securities Available for Sale:
U.S. government agencies	—	2,998	12,994	36,945	52,937
State and political subdivisions	—	3,709	22,344	5,712	31,765
Collateralized mortgage obligations	—	762	2,458	40,798	44,018
Mortgage-backed securities	—	2,801	6,357	7,448	16,606
Trust preferred securities	—	—	—	2,088	2,088

Subtotal	$100	$10,796	$44,153	$92,991	$148,040

Market value adjustment on available for sale securities	2	176	795	(651)	322

Total	$102	$10,972	$44,948	$92,340	$148,362

Weighted average yield (a)	4.68%	4.56%	5.15%	4.58%	4.78%

(a)	Weighted average yields on tax-exempt obligations have been computed on a fully taxable-equivalent basis using a tax rate of 35%.
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Deposits
Deposits are the primary source of funds for the Company. Such deposits consist of noninterest bearing and interest-bearing demand deposit accounts, regular savings deposits, Money Market accounts and market rate certificates of deposit. Deposits are attracted from individuals, partnerships and corporations in the Company’s market areas. In addition, the Company obtains deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions. The Company’s Asset/Liability Management Policy permits the acceptance of limited amounts of brokered deposits. At December 31, 2009 the percentage of the Company’s brokered deposits to total deposits was 0.30%, which was within the limits of the Asset/Liability Management Policy. The Company’s brokered deposits were also within the limits of the Asset/Liability Management Policy at December 31, 2008 and 2007, respectively.
The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated:

	Year Ended December 31,
	2009		2008		2007
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid

Types of deposits (all in domestic offices):
Noninterest bearing demand deposits	$162,765	—	$187,058	—	$184,529	—
Interest-bearing demand deposits	700,586	1.30%	577,024	1.57%	581,340	2.78%
Savings deposits	83,549	1.13%	68,612	.77%	73,355	.75%
Time deposits	1,166,640	3.06%	1,317,362	3.68%	951,455	4.70%

Total deposits	$2,113,540		$2,150,056		$1,790,679

The following table indicates the amount of the Company’s certificates of deposit of $100 or more by time remaining until maturity as of December 31, 2009:

Certificates of
Maturity Period	Deposits

Three months or less	$71,027
Over three through six months	89,071
Over six through twelve months	166,565
Over twelve months	68,932

Total	$395,595

Competition
To compete effectively, the Company relies substantially on local commercial activity; personal contacts by its directors, officers, other employees and shareholders; personalized services; and its reputation in the communities it serves.
According to data as of June 30, 2009 published by SNL Financial LC and using information from the FDIC, the Bank ranked as the largest independent commercial bank headquartered in East Tennessee, and its major market areas include Greene, Blount, Davidson, Hamblen, Hawkins, Knox, Lawrence, Loudon, Macon, McMinn, Montgomery, Rutherford, Smith, Sullivan, Sumner, Washington and Williamson Counties, Tennessee and portions of Cocke and Monroe Counties, Tennessee. In Greene County, in which the Company enjoyed its largest deposit share as of June 30, 2009, there were seven commercial banks and one savings bank, operating 26 branches and holding an aggregate of approximately $1.1 billion in deposits as of June 30, 2009. The following table sets forth the Bank’s deposit share, excluding credit unions, in each county in which it has a full-service branch(s) as of June 30, 2009, according to data published by the FDIC:

County	Deposit Share
Greene, TN	35.16%
Hawkins, TN	17.99%
Lawrence, TN	16.95%
Smith, TN	12.28%
Sumner, TN	11.03%
Macon, TN	9.32%
Blount, TN	8.52%
Cocke, TN	8.49%
Hamblen, TN	8.05%
Montgomery, TN	7.64%
Madison, NC	5.96%
Washington, TN	5.54%
McMinn, TN	5.48%
Loudon, TN	4.96%
Bristol, VA1	4.33%
Rutherford, TN	3.25%
Williamson, TN	2.74%
Sullivan, TN	2.40%
Monroe, TN	1.19%
Davidson, TN	0.68%
Knox, TN	0.65%

[1]	Bristol, VA is deemed a city.
Employees
As of December 31, 2009 the Company employed 716 full-time equivalent employees. None of the Company’s employees are presently represented by a union or covered under a collective bargaining agreement. Management considers relations with employees to be good.

Regulation, Supervision and Governmental Policy
The following is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank. A number of other statutes and regulations have an impact on their operations. These laws and regulations are generally intended to protect depositors and borrowers, not shareholders. The following discussion describes the material elements of the regulatory framework that currently apply. However, Congress and the executive branch are currently considering and are likely to adopt in the near future significant new regulatory reform initiatives, which could result in material changes to the current oversight structure. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.
Bank Holding Company Regulation. The Company is registered as a bank holding company under the Bank Holding Company Act (the “Holding Company Act”) and, as such, is subject to supervision, regulation and examination by the Board of Governors of the FRB.
Acquisitions and Mergers. Under the Holding Company Act, a bank holding company must obtain the prior approval of the FRB before (1) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. Also, any company must obtain approval of the FRB prior to acquiring control of the Company or the Bank. For purposes of the Holding Company Act, “control” is defined as ownership of more than 25% of any class of voting securities of a bank holding company or bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the a bank holding company or bank. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:
•	The bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or
•	No other person owns a greater percentage of that class of voting securities immediately after the transaction.
Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.
The Change in Bank Control Act and the related regulations of the FRB require any person or persons acting in concert (except for companies required to make application under the Holding Company Act), to file a written notice with the FRB before such person or persons may acquire control of a bank holding company or bank. The Change in Bank Control Act defines “control” as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank.
Bank holding companies like the Company are currently prohibited from engaging in activities other than banking and activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. The FRB’s regulations contain a list of permissible nonbanking activities that are closely related to banking or managing or controlling banks. A bank holding company must file an application or notice with the FRB prior to acquiring more than 5% of the voting shares of a company engaged in such activities. The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), however, greatly broadened the scope of activities permissible for bank holding companies. The GLB Act permits bank holding companies, upon election and classification as financial holding companies, to engage in a broad variety of activities “financial” in nature. The Company has not filed an election with the FRB to be a financial holding company, but may choose to do so in the future.
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
Statutory and regulatory limitations also apply to the Bank’s payment of dividends to the Company. Under Tennessee law, the Bank can only pay dividends to the Company in an amount equal to or less than the total amount of its net income for that year combined with retained net income for the preceding two years. Payment of dividends in excess of this amount requires the consent of the Commissioner of the TDFI (the “Commissioner”). Because the Bank incurred a loss in 2009, dividends from the Bank to the Company, including, if necessary, dividends to support the Company’s payment of interest on its subordinated debt and dividends on the Series A preferred stock it sold to the U.S. Treasury will require prior approval by the Commissioner.
The payment of dividends by the Bank and the Company may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. Recent supervisory guidance from the FRB indicates that bank holding companies that are participants in the CPP that are experiencing financial difficulty generally should eliminate, reduce or defer dividends on Tier 1 capital instruments including trust preferred securities, preferred stock or common stock, if the holding company needs to conserve capital for safe and sound operation and to serve as a source of strength to its subsidiaries.
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

Bank Regulation. As a Tennessee banking institution, the Bank is subject to regulation, supervision and regular examination by the Tennessee Department of Financial Institutions. Tennessee and federal banking laws and regulations control, among other things, required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, and establishment of branches and other aspects of the Bank’s operations. Supervision, regulation and examination of the Company and the Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than for the Company’s security holders.
Extensions of Credit. Under joint regulations of the federal banking agencies, including the FDIC, banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. A bank’s real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the “Interagency Guidelines”) that have been adopted by the federal banking regulators. The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the loan-to-value limits specified in the Interagency Guidelines for the various types of real estate loans. The Interagency Guidelines state that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits. The aggregate amount of loans in excess of the supervisory loan-to-value limits, however, should not exceed 100% of total capital, and the total of such loans secured by commercial, agricultural, multifamily and other non-one-to-four family residential properties should not exceed 30% of total capital.
Federal Deposit Insurance. The deposits of the Bank are insured by the FDIC to the maximum extent provided by law, and the Bank is subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to the Federal deposit insurance program. These changes included merging the Bank Insurance Fund and the Savings Association Insurance Fund, increasing retirement account coverage to $250,000 and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with authority to set the fund’s reserve ratio within a specified range, and requiring dividends to banks if the reserve ratio exceeds certain levels. The statute grants banks an assessment credit based on their share of the assessment base on December 31, 1996, and the amount of the credit can be used to reduce assessments in any year subject to certain limitations.
The Emergency Economic Stabilization Act of 2008 (“EESA”) provides for a temporary increase in the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This increased level of basic deposit insurance is scheduled to return to $100,000 on December 31, 2013. In addition, on October 14, 2008, the FDIC instituted a Temporary Liquidity Guarantee Program that provided for FDIC guarantees of unsecured debt of depository institutions and certain holding companies and for temporary unlimited FDIC coverage of non-interest bearing deposit transaction accounts. Institutions were automatically covered, without cost, under these programs for 30 days (later extended until December 5, 2008); however, after the specified deadline (December 5, 2008), institutions were required to opt-out of these programs if they did not wish to participate and incur fees thereunder. The Company has elected to participate in the transaction account guarantee program, which is scheduled to expire on June 30, 2010. Under the transaction account guarantee program, an institution can provide full coverage on non-interest bearing transaction accounts for an annual assessment of 10, 20 or 25 basis points, depending on the institution’s risk category, of any deposit amounts exceeding the $250,000 deposit insurance limit, in addition to the normal risk-based assessment.
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

Participation in the Capital Purchase Program of the Troubled Asset Relief Program. On October 3, 2008, the EESA became law. Under the Troubled Asset Relief Program (“TARP”) authorized by EESA, the U.S. Treasury established the CPP providing for the purchase of senior preferred shares of qualifying U.S. controlled banks, savings associations and certain bank and savings and loan holding companies. On December 23, 2008, the Company sold 72,278 shares of Series A preferred stock and warrants to acquire 635,504 shares of common stock to the U.S. Treasury pursuant to the CPP for aggregate consideration of $83 million. As a result of the Company’s participation in the CPP, the Company agreed to certain limitations on executive compensation. On February 17, 2009, President Obama signed into law The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA, which amends EESA, includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. Under ARRA, the Company is subject to additional and more extensive executive compensation limitations and corporate governance requirements. ARRA also permits the Company to redeem the preferred shares it sold to the U.S. Treasury without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the Company’s and the Bank’s appropriate regulatory agency.
For as long as the U.S. Treasury owns any debt or equity securities of the Company issued in connection with the CPP, the Company will be required to take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply in all respects with Section 111(b) of the EESA, as amended by the ARRA, and the regulations issued and in effect thereunder, including the interim final rule related to executive compensation and corporate governance issued by the U.S. Treasury on June 15, 2009 (the “IFR”). This means that, among other things, while the U.S. Treasury owns debt or equity securities issued by the Company in connection with the CPP, the Company must:
•	Ensure that the incentive compensation programs for its senior executive officers do not encourage unnecessary and excessive risks that threaten the value of the Company;
•
Implement a required clawback of any bonus or incentive compensation paid to the Company’s senior executive officers and the next twenty most highly compensated employees based on materially inaccurate financial statements or any other materially inaccurate performance metric;

•	Not make any bonus, incentive or retention payment to any of the Company’s five most highly compensated employees, except as permitted under the IFR;
•	Not make any “golden parachute payment” (as defined in the IFR) to any of the Company’s senior executive officers or next five most highly compensated employees; and
•	Agree not to deduct for tax purposes executive compensation in excess of $500,000 in any one fiscal year for each of the Company’s senior executive officers.
Capital Requirements. The FRB has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies, and the FDIC has established similar guidelines for state-chartered banks, such as the Bank, that are not members of the FRB. The regulations of the FRB and FDIC impose two sets of capital adequacy requirements: minimum leverage rules, which require the maintenance of a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At December 31, 2009, the Company and the Bank exceeded the minimum required regulatory capital requirements necessary to be well capitalized. See Note 12 of Notes to Consolidated Financial Statements.
The FDIC has issued final regulations that classify insured depository institutions by capital levels and require the appropriate federal banking regulator to take prompt action to resolve the problems of any insured institution that fails to satisfy the capital standards. Under such regulations, a “well-capitalized” bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. As of December 31, 2009, the Bank was “well-capitalized” as defined by the regulations. See Note 12 of Notes to Consolidated Financial Statements.
Legislative, Legal and Regulatory Developments: The banking industry is generally subject to extensive regulatory oversight. The Company, as a publicly held bank holding company, and the Bank, as a state-chartered bank with deposits insured by the FDIC, are subject to a number of laws and regulations. Many of these laws and regulations have undergone significant change in recent years. These laws and regulations impose restrictions on activities, minimum capital requirements, lending and deposit restrictions and numerous other requirements. Future changes to these laws and regulations, and other new financial services laws and regulations, are likely and cannot be predicted with certainty. The United States Congress and the President have proposed a number of new regulatory initiatives. Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a dramatic and potentially adverse impact on the Company and the Bank and other subsidiaries.

USA Patriot Act. The President of the United States signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “Patriot Act”), into law on October 26, 2001. The Patriot Act establishes a wide variety of new and enhanced ways of combating international terrorism. The provisions that affect banks (and other financial institutions) most directly are contained in Title III of the act. In general, Title III amended existing law — primarily the Bank Secrecy Act — to provide the Secretary of U.S. Treasury and other departments and agencies of the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes.
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
ITEM 1A. RISK FACTORS.
Investing in our common stock involves various risks which are particular to our company, our industry and our market area. Several risk factors regarding investing in our common stock are discussed below. This listing should not be considered as all-inclusive. If any of the following risks were to occur, we may not be able to conduct our business as currently planned and our financial condition or operating results could be negatively impacted. These matters could cause the trading price of our common stock to decline in future periods.
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
Our loan portfolio includes an elevated, although shrinking level, of residential construction and land development loans, which loans have a greater credit risk than residential mortgage loans.
The Company engages in both traditional single-family residential lending and residential construction and land development loans to developers. The percentage of construction and land development loans to developers in the Bank’s portfolio was approximately 16.1% at December 31, 2009 compared to 21.8% of total loans at December 31, 2008. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to the current adverse conditions in the real estate market and the general economy. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Furthermore, during adverse general economic conditions, such as we believe are now being experienced in residential real estate construction nationwide, borrowers involved in the residential real estate construction and development business may suffer above normal financial strain. Throughout 2009, the number of newly constructed homes or lots sold in our market areas has continued to decline, negatively affecting collateral values. As the residential real estate development and construction market in our markets has deteriorated, our borrowers in this segment have begun to experience difficulty repaying their obligations to us. As a result, our loans to these borrowers have deteriorated and may deteriorate further and may result in additional charge-offs negatively impacting our results of operations. Additionally, to the extent repayment is dependent upon the sale of newly constructed homes or of lots, such sales are likely to be at lower prices or at a slower rate than as expected when the loan was made, which may result in such loans being placed on non-accrual status and subject to higher loss estimates even if the borrower keeps interest payments current. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased charge-offs from the disposition of non-performing assets, and increases in provision for loan losses, all of which would negatively impact our financial condition and results of operations.
Negative developments in the U.S. and local economy and in local real estate markets have adversely impacted our operations and results and may continue to adversely impact our results in the future.
Economic conditions in the markets in which we operate have deteriorated significantly since early 2008. As a result, we have experienced a significant reduction in our earnings, resulting primarily from provisions for loan losses related to declining collateral values in our construction and development loan portfolio. Although the Federal Reserve has issued statements that economic data suggests strongly that the recession ended in the latter half of 2009, we believe that this difficult economic environment will continue at least into the first half of 2010, and we expect that our results of operations will continue to be negatively impacted as a result. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally or us in particular, will improve, in which case we could continue to experience significant losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.
Negative developments in the financial services industry and U.S. and global credit markets may adversely impact our operations and results.
Negative developments throughout 2008 and into 2009 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2010. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like us, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital at reasonable prices or borrow in the debt markets compared to recent years.
Our business is subject to the success of the local economies where we operate.
Our success significantly depends upon the growth in population, income levels, deposits, residential real estate stability and housing starts in our market areas. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Adverse economic conditions in our specific market areas could cause us to continue to experience negative, or limited, growth, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.
Continued adverse market or economic conditions in the state of Tennessee may increase the risk that our borrowers will be unable to timely make their loan payments. In addition, the market value of the real estate securing loans as collateral has been and may continue to be adversely affected by continued unfavorable changes in market and economic conditions. As of December 31, 2009, approximately 52% of our loans held for investment were secured by commercial real estate. Of this amount, approximately 31% were residential construction and land development loans to developers, 30% were commercial construction and development loans and 38% were non-owner occupied commercial real estate loans. We experienced increased payment delinquencies with respect to these loans throughout 2008 and 2009 which negatively impacted our results of operations and a sustained period of increased payment delinquencies, foreclosures or losses caused by continuing adverse market or economic conditions in the state of Tennessee could adversely affect the value of our assets, revenues, results of operations and financial condition.

An inadequate allowance for loan losses would reduce our earnings.
The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and takes a charge against earnings with respect to specific loans when their ultimate collectability is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require us to increase our allowance for loan losses as a part of their examination process, additional provision expense would be incurred and our earnings and capital could be significantly and adversely affected. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our management’s control. These additions may require increased provision expense which would negatively impact our results of operations.
The Company’s policy requires new appraisals on adversely rated collateral dependent loans to be obtained at least annually. On a quarterly basis, the Company receives a written report from an independent nationally recognized organization which provides updated valuation trends, by price point and by zip code, for each of the major markets in which the Company is conducting business. The information obtained is then used in the Company’s impaired loan analysis of collateral dependent loans and potentially could impact the allowance for loan losses.
We have increased levels of other real estate, primarily as a result of foreclosures, and we anticipate higher levels of foreclosed real estate expense.
As we have begun to resolve non-performing real estate loans, we have increased the level of foreclosed properties primarily those acquired from builders and from residential land developers. Foreclosed real estate expense consists of three types of charges: maintenance costs, valuation adjustments due to new appraisal values and gains or losses on disposition. As levels of other real estate increase and also as local real estate values decline these charges will likely increase, negatively affecting our results of operations.
Liquidity needs could adversely affect our results of operations and financial condition.
We rely on dividends from the Bank as our primary source of funds. The primary source of funds of the Bank, are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans which may be more difficult in economically challenging environments like those currently being experienced. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, our financial condition and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include FHLB advances and federal funds lines of credit from correspondent banks. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands. We may be required to continue to reduce our asset size, slow or discontinue capital expenditures or other investments or liquidate assets should such sources not be adequate.

We rely on dividends from our bank subsidiary as our primary source of liquidity and payment of these dividends is limited under Tennessee law.
Under Tennessee law, the amount of dividends that may be declared by the Bank in a year without approval of the Commissioner is limited to net income for that year combined with retained net income for the two preceding years. Because of the loss incurred by the Bank in 2009, dividends from the Bank to us, including, if necessary, dividends to support our payment of interest on our subordinated debt and dividends on our preferred stock, including the preferred stock we issued to the U.S. Treasury, will require prior approval by the Commissioner. If, in the future, we do not have sufficient funds available at the holding company to pay these, or any other, interest payments or dividends, and the Bank is unable to secure permission from the Commissioner to pay dividends to us, we will need to seek other sources of capital to make these payments, or, if other sources of capital are unavailable to us on satisfactory terms, we may need to defer the making of these payments until such time as the Bank receives permission to pay dividends to us, or such permission is no longer required.
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
The U.S. federal, state and foreign governments have taken various actions in an attempt to deal with the worldwide financial crisis that began in the second half of 2008 and the severe decline in the global economy. Some of these programs are beginning to expire and the impact of the wind down on the financial sector and on the economic recovery is unknown. In the United States, EESA was enacted on October 3, 2008. The TARP, established pursuant to EESA, includes the CPP, pursuant to which the U.S. Treasury is authorized to purchase senior preferred stock and common or preferred stock warrants from participating financial institutions. TARP also authorized the purchase of other securities and financial instruments for the purpose of stabilizing and providing liquidity to U.S. financial markets. On September 18, 2009, the U.S. Treasury guarantee on money market mutual funds expired. On October 20, 2009, the FDIC announced that the Temporary Loan Guarantee Program pursuant to which the FDIC guarantees unsecured debt of banks and certain holding companies would expire October 31, 2009, except for a temporary emergency facility allowing certain participating entities to apply to the FDIC to issue FDIC-guaranteed debt during the period beginning October 31, 2009 and running through April 30, 2010. The Transaction Account Guarantee portion of the program, which guarantees non interest bearing bank transaction accounts on an unlimited basis, is scheduled to continue until June 30, 2010.
National or state legislation or regulation may increase our expenses and reduce earnings.
Federal bank regulators are increasing regulatory scrutiny, and additional restrictions on financial institutions have been proposed by the President, regulators and Congress. Changes in federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in our expenses and/or charge-offs, which may adversely affect our earnings. Changes in state or federal tax laws or regulations can have a similar impact. Furthermore, financial institution regulatory agencies are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions. If we were required to enter into such actions with our regulators, we could be required to agree to limitations or take actions that limit our operational flexibility, restrict our growth or increase our capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.

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
If we continue to experience losses at levels that we experienced during 2008 and 2009 we may need to raise additional capital in the future, but that capital may not be available when it is needed.
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
Our ability to maintain required capital levels and adequate sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions.
We, and the Bank, are required to maintain certain capital levels established by banking regulations or specified by bank regulators. We must also maintain adequate funding sources in the normal course of business to support our operations and fund outstanding liabilities. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions. In addition, we have from time to time supported our capital position with the issuance of trust preferred securities, the market for which has deteriorated significantly. Failure by the Bank to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject the Bank to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC.
We have a significant deferred tax asset and cannot assure you that it will be fully realized.
We had net deferred tax assets of $13.6 million as of December 31, 2009. We did not establish a valuation allowance against our federal net deferred tax assets as of December 31, 2009 because we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we estimated future taxable income based on management prepared forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, we may need to establish a valuation allowance, which could have a material temporary adverse effect on our results of operations and financial condition.

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
For so long as any equity securities that we issued to the U.S. Treasury under the CPP remain outstanding, ARRA and regulations issued thereunder, including the IFR, severely restrict bonuses, retention awards, severance and change in control payments and other incentive compensation payable to our most highly compensated employees including our five senior executive officers. It is possible that we may be unable to create a compensation structure that permits us to retain such officers or other key employees or recruit additional employees, especially if we are competing against institutions that are not subject to the same restrictions. Failure to retain our key employees could materially adversely affect our business and results of operations.
We are subject to extensive regulation that could limit or restrict our activities.
We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies including the FRB, the FDIC and the TDFI. Our regulatory compliance is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our operations.
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
As of December 31, 2009, directors and executive officers beneficially owned approximately 11.50% of our common stock. Agreements with selected members of our senior management also provide for certain payments under various circumstances following a change in control. These compensation arrangements, although limited so long as we have an outstanding obligation to the U.S. Treasury under the CPP, together with the common stock and option ownership of our board of directors and management, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals.
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
Expansion into New Markets: Much of our growth over the last five years has been focused in the highly competitive Nashville, Knoxville and Clarksville metropolitan markets. The customer demographics and financial services offerings in these markets are unlike those found in the smaller, more rural East Tennessee markets that we historically served. In the Nashville, Knoxville and Clarksville markets, we face competition from a wide array of financial institutions. Our expansion efforts in these new markets may be impacted if we are unable to meet customer demands or compete effectively with the financial institutions operating in these markets.
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
In order to maintain our capital at desired levels or required regulatory levels, or to fund future growth, our board of directors may decide from time to time to issue additional shares of common stock, preferred stock or securities convertible into, exchangeable for or representing rights to acquire shares of our common stock. The sale of these shares may significantly dilute our shareholders’ ownership interest and the per share book value of our common stock. New investors in the future may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders.
Our ability to declare and pay dividends is limited by law and by the terms of the Series A preferred stock and we may be unable to pay future dividends.
We derive our income solely from dividends on the shares of common stock of the Bank. The Bank’s ability to declare and pay dividends to us is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the TDFI. In addition, the FRB and the terms of the Series A preferred stock impose restrictions on our ability to pay dividends on our common stock. As a result, we cannot assure our shareholders that we will declare or pay dividends on shares of our common stock in the future.

Holders of our junior subordinated debentures have rights that are senior to those of our common and Series A preferred shareholders.
We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2009, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $88.7 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the trusts are senior to our shares of common stock and the Series A preferred stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock or the Series A preferred stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock or Series A preferred stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock or our Series A preferred stock.
The Series A preferred stock impacts net income available to our common shareholders and our earnings per share.
As long as shares of our Series A preferred stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series A preferred stock have been paid in full. Additionally, prior to December 23, 2011, unless we redeem the Series A preferred stock or the U.S. Treasury has transferred the Series A preferred stock to a third party, we are not permitted to pay cash dividends on our common stock in excess of $0.13 per quarter without the U.S. Treasury’s consent. The dividends declared on shares of our Series A preferred stock will reduce the net income available to common shareholders and our earnings per common share. Additionally, warrants to purchase our common stock issued to the Treasury, in conjunction with the issuance of the Series A preferred stock, may be dilutive to our earnings per share. The shares of our Series A preferred stock will also receive preferential treatment in the event of our liquidation, dissolution or winding up.
Holders of the Series A preferred stock have rights that are senior to those of our common shareholders.
The Series A preferred stock that we have issued to the U.S. Treasury is senior to our shares of common stock, and holders of the Series A preferred stock have certain rights and preferences that are senior to holders of our common stock. The Series A preferred stock will rank senior to our common stock and all other equity securities of ours designated as ranking junior to the Series A preferred stock. So long as any shares of the Series A preferred stock remain outstanding, unless all accrued and unpaid dividends on shares of the Series A preferred stock for all prior dividend periods have been paid or are contemporaneously declared and paid in full, no dividend whatsoever shall be paid or declared on our common stock or other junior stock, other than a dividend payable solely in common stock. Prior to December 23, 2011, unless we redeem the Series A preferred stock or the U.S. Treasury has transferred the Series A preferred stock to a third party we and our subsidiaries also may not, with certain limited exceptions, purchase, redeem or otherwise acquire any shares of our common stock or other junior stock without the U.S. Treasury’s consent. During that three-year period, and thereafter, we and our subsidiaries may not purchase, redeem or otherwise acquire for consideration any shares of our common stock or other junior stock unless we have paid in full all accrued and unpaid dividends on the Series A preferred stock, other than in certain circumstances. Furthermore, the Series A preferred stock is entitled to a liquidation preference over shares of our common stock in the event of our liquidation, dissolution or winding up.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
At December 31, 2009, the Company maintained a main office in Greeneville, Tennessee in a building it owns, 65 full-service bank branches (of which 54 are owned premises and 11 are leased premises) and a building for mortgage lending operations which it owns. In addition, the Bank’s subsidiaries operate from nine separate locations, all of which are leased.
ITEM 3. LEGAL PROCEEDINGS.
The Company and its subsidiaries are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company’s results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
On February 25, 2010, Green Bankshares had 13,176,036 shares of common stock outstanding. The Company’s shares are traded on The Nasdaq Global Select Market, under the symbol “GRNB”. As of February 25, 2010, the Company estimates that it had approximately 5,200 shareholders, including approximately 2,600 shareholders of record and approximately 2,600 beneficial owners holding shares in nominee or “street” name.
The following table shows the high and low sales price and closing price for the Company’s common stock as reported by The Nasdaq Global Select Market for 2009 and 2008. The table also sets forth the dividends per share paid each quarter during 2009 and 2008.

	High/Low Sales Price	Closing	Dividends Paid
	During Quarter	Price	Per Share
2009:
First quarter	$14.71 / 4.51	$8.80	$0.13
Second quarter	9.73 / 4.14	4.48	—
Third quarter	6.83 / 3.25	5.00	—
Fourth quarter	5.48 / 3.51	3.55	—

			$0.13

2008:
First quarter	$22.36 / 15.18	$17.53	$0.13
Second quarter	21.98 / 13.89	13.89	0.13
Third quarter	25.17 / 11.85	23.29	0.13
Fourth quarter	24.61 / 13.20	13.54	0.13

			$0.52

Holders of the Company’s common stock are entitled to receive dividends when, as and if declared by the Company’s board of directors out of funds legally available for dividends. Historically, the Company has paid quarterly cash dividends on its common stock. On June 2, 2009 the Company announced that due to the uncertain nature of the current economic environment that it was suspending the payment of cash dividends to common shareholders in order to prudently preserve capital levels. The Company’s ability to pay dividends to its shareholders in the future will depend on its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to its common stock, including its outstanding trust preferred securities and accompanying junior subordinated debentures, and other factors deemed relevant by the Company’s board of directors. In addition, in order to pay dividends to shareholders, the Company must receive cash dividends from the Bank. As a result, the Company’s ability to pay future dividends will depend upon the earnings of the Bank, its financial condition and its need for funds.
Moreover, there are a number of federal and state banking policies and regulations that restrict the Bank’s ability to pay dividends to the Company and the Company’s ability to pay dividends to its shareholders. In particular, because the Bank is a depository institution and its deposits are insured by the FDIC, it may not pay dividends or distribute capital assets if it is in default on any assessment due to the FDIC. In addition, the Tennessee Banking Act prohibits the Bank from declaring dividends in excess of net income for the calendar year in which the dividend is declared plus retained net income for the preceding two years without the approval of the Commissioner of the Tennessee Department of Financial Institutions. Because of the loss incurred by the Bank in 2009, the Bank will need to receive the approval of the Commissioner of the TDFI before if pays dividends to the Company. Also, the Bank is subject to regulations which impose certain minimum regulatory capital and minimum state law earnings requirements that affect the amount of cash available for distribution to the Company. In addition, as long as shares of Series A preferred stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series A preferred stock have been paid in full and in no event may dividends on our common stock exceed $0.13 per quarter without the consent of the U.S. Treasury for the first three years following our sale of Series A preferred stock to the U.S. Treasury. Lastly, under Federal Reserve policy, the Company is required to maintain adequate regulatory capital, is expected to serve as a source of financial strength to the Bank and to commit resources to support the Bank. These policies and regulations may have the effect of reducing or eliminating the amount of dividends that the Company can declare and pay to its shareholders in the future. For information regarding restrictions on the payment of dividends by the Bank to the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Business — Regulation, Supervision and Governmental Policy — Dividends” in this Annual Report. See also Note 12 of Notes of Consolidated Financial Statements.
The Company made no repurchases of its common stock during the quarter ended December 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA.

	2009	2008	2007(1)	2006	2005
	(in thousands, except per share data, ratios and percentages)

Total interest income	$138,456	$170,516	$176,626	$117,357	$87,191
Total interest expense	57,931	75,491	81,973	45,400	28,405

Net interest income	80,525	95,025	94,653	71,957	58,786
Provision for loan losses	(50,246)	(52,810)	(14,483)	(5,507)	(6,365)

Net interest income after provision for loan losses	30,279	42,215	80,170	66,450	52,421
Noninterest income	31,578	33,614	27,602	20,710	14,756
Noninterest expense	(229,587)	(85,837)	(69,252)	(52,708)	(44,340)

Income (loss) before income taxes	(167,730)	(10,008)	38,520	34,452	22,837
Income tax (expense) benefit	17,036	4,648	(14,146)	(13,190)	(8,674)

Net income (loss)	(150,694)	(5,360)	24,374	21,262	14,163
Preferred stock dividend and accretion of discount on warrants	(4,982)	(92)	—	—	—

Net income (loss) available to common shareholders	$(155,676)	$(5,452)	$24,374	$21,262	$14,163

Per Share Data:
Net income (loss), basic	$(11.91)	$(0.42)	$2.07	$2.17	$1.73
Net income (loss), assuming dilution	$(11.91)	$(0.42)	$2.07	$2.14	$1.71
Net income (loss), assuming dilution adjusted for goodwill impairment charge(7)	$(1.40)	$(0.42)	$2.07	$2.14	$1.71
Dividends declared	$0.13	$0.52	$0.68	$0.64	$0.62
Common book value(2)(7)	$12.15	$24.09	$24.94	$18.80	$17.20
Tangible common book value(3)(7)	$11.44	$12.23	$12.73	$14.87	$13.15

Financial Condition Data:
Assets	$2,619,139	$2,944,671	$2,947,741	$1,772,654	$1,619,989
Loans, net of unearned interest	$2,043,807	$2,223,390	$2,356,376	$1,539,629	$1,378,642
Cash and investments	$382,578	$415,607	$314,615	$91,997	$104,872
Federal funds sold	$—	$—	$—	$25,983	$28,387
Deposits	$2,084,096	$2,184,147	$1,986,793	$1,332,505	$1,295,879
FHLB advances and notes payable	$171,999	$229,349	$318,690	$177,571	$105,146
Subordinated debentures	$88,662	$88,662	$88,662	$13,403	$13,403
Federal funds purchased and repurchase agreements	$24,449	$35,302	$194,525	$42,165	$17,498
Shareholders’ equity	$226,769	$381,231	$322,477	$184,471	$168,021
Common shareholders’ equity(2)(7)	$160,034	$315,885	$322,477	$184,471	$168,021
Tangible common shareholders’ equity(3)(7)	$150,699	$160,411	$164,650	$145,931	$128,399
Tangible shareholders’ equity(4)(7)	$217,434	$225,757	$164,650	$145,931	$128,399

Selected Ratios:
Interest rate spread	3.19%	3.48%	3.83%	4.32%	4.30%
Net interest margin(6)	3.34%	3.70%	4.25%	4.77%	4.61%
Total tangible equity to tangible assets(4)(5)(7)	8.33%	8.09%	5.90%	8.42%	8.12%
Tangible common equity to tangible assets(3)(5)(7)	5.77%	5.75%	5.90%	8.42%	8.12%
Return on average assets	(5.59%)	(0.18%)	0.98%	1.28%	1.02%
Return on average equity	(50.44%)	(1.64%)	8.96%	11.91%	11.09%
Return on average common equity(2)(7)	(64.25%)	(1.65%)	8.96%	11.91%	11.09%
Return on average common tangible equity(3)(7)	(96.77%)	(3.14%)	15.41%	15.25%	14.04%
Average equity to average assets	11.09%	11.24%	10.91%	10.78%	9.20%
Dividend payout ratio	N/M	N/M	32.85%	29.49%	35.84%
Ratio of nonperforming assets to total assets assets	5.07%	2.61%	1.25%	0.29%	0.65%
Ratio of allowance for loan losses to nonperforming loans	66.39%	155.28%	106.34%	635.93%	293.56%
Ratio of allowance for loan losses to total loans, net of unearned income loans	2.45%	2.20%	1.45%	1.45%	1.43%

[1]	Information for the 2007 fiscal year includes the operations of CVBG, with which the Company merged on May 18, 2007.

[2]	Common shareholders’ equity is shareholders’ equity less preferred stock.

[3]	Tangible common shareholders’ equity is shareholders’ equity less goodwill, other intangible assets and preferred stock.

[4]	Tangible shareholders’ equity is shareholders’ equity less goodwill and other intangible assets.

[5]	Tangible assets is total assets less goodwill and other intangible assets.

[6]
Net interest margin is the net yield on interest earning assets and is the difference between the Fully Taxable Equivalent yield earned on interest-earning assets less the effective cost of supporting liabilities.

[7]
Please refer to the “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” section following “Selected Financial Data” for more information, including a reconciliation of this non-GAAP financial measure.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures
Certain financial information included in the selected financial data is determined by methods other than in accordance with accounting principles generally accepted within the United States (“GAAP”). These non-GAAP financial measures are “net income (loss) per share assuming dilution adjusted for goodwill impairment charge,” “common shareholders’ equity,” “tangible assets,” “tangible shareholders’ equity,” “tangible common book value per share,” “tangible common shareholders’ equity,” “return on average common equity,” and “return on average common tangible equity.” The Company’s management, the entire financial services sector, bank stock analysts, and bank regulators use these non-GAAP measures in their analysis of the Company’s performance.
•
“Net income (loss) per share assuming dilution adjusted for goodwill impairment charge” is defined as net income (loss) available to common shareholders reduced by goodwill impairment charge, net of tax.

•	“Common shareholders’ equity” is shareholders’ equity less preferred stock.

•	“Tangible assets” are total assets less goodwill and other intangible assets.

•	“Tangible shareholders’ equity” is shareholders’ equity less goodwill and other intangible assets.

•
“Tangible common book value per share” is defined as total equity reduced by recorded goodwill, other intangible assets and preferred stock divided by total common shares outstanding. This measure discloses changes from period-to-period in book value per share exclusive of changes in intangible assets and preferred stock. Goodwill, an intangible asset that is recorded in a purchase business combination, has the effect of increasing total book value while not increasing the tangible assets of a company. Companies utilizing purchase accounting in a business combination, as required by GAAP, must record goodwill related to such transactions.

•	“Tangible common shareholders’ equity” is shareholders’ equity less goodwill, other intangible assets and preferred stock.

•	“Return on average common equity” is defined as net income (loss) available to common shareholders’ for the period divided by average equity reduced by average preferred stock.

•
“Return on average common tangible equity” is defined as net income (loss) available to common shareholders’ for the period divided by average equity reduced by average goodwill, other intangible assets and preferred stock.

These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, and are not necessarily comparable to non-GAAP performance measures which may be presented by other companies. The following reconciliation table provides a more detailed analysis of these non-GAAP performance measures:

	At and for the Fiscal Years Ended December 31,
	2009	2008	2007	2006	2005
Total shareholders’ equity	$226,769	$381,231	$322,477	$184,471	$168,021
Less: Preferred stock	(66,735)	(65,346)	—	—	—

Common shareholders’ equity	$160,034	$315,855	$322,477	$184,471	$168,021

Total shareholders’ equity	$226,769	$381,231	$322,477	$184,471	$168,021
Less:
Goodwill	—	(143,389)	(143,140)	(31,327)	(31,327)
Core Deposit and other intangibles	(9,335)	(12,085)	(14,687)	(7,213)	(8,295)
Preferred stock	(66,735)	(65,346)	—	—	—

Tangible common shareholders’ equity	$150,699	$160,411	$164,650	$145,931	$128,399

Total shareholders’ equity	$226,769	$381,231	$322,477	$184,471	$168,021
Less:
Goodwill	—	(143,389)	(143,140)	(31,327)	(31,327)
Core Deposit and other intangibles	(9,335)	(12,085)	(14,687)	(7,213)	(8,295)

Tangible shareholders’ equity	$217,434	$225,757	$164,650	$145,931	$128,399

Total assets	$2,619,139	$2,944,671	$2,947,741	$1,772,654	$1,619,989
Less:
Goodwill	—	(143,389)	(143,140)	(31,327)	(31,327)
Core Deposit and other intangibles	(9,335)	(12,085)	(14,687)	(7,213)	(8,295)

Tangible assets	$2,609,804	$2,789,197	$2,789,914	$1,734,114	$1,580,367

Common book value per share	$12.15	$24.09	$24.94	$18.80	$17.20
Effect of intangible assets	$(0.71)	$(11.86)	$(12.21)	$(3.93)	$(4.05)
Tangible common book value per share	$11.44	$12.23	$12.73	$14.87	$13.15

Return on average common equity	(64.25%)	(1.65%)	8.96%	11.91%	11.09%
Effect of intangible assets	(32.52%)	(1.49%)	6.45%	3.34%	2.95%
Return on average common tangible equity	(96.77%)	(3.14%)	15.41%	15.25%	14.04%
The table below presents computations and other financial information excluding the goodwill impairment charge that the Company incurred in 2009. The goodwill impairment charge is included in the financial results presented in accordance with GAAP. The Company believes that the exclusion of the goodwill impairment in expressing net operating income (loss), operating expenses and earnings (loss) per diluted share data provides a more meaningful base for period to period comparisons which will assist investors in analyzing the operating results of the Company. The Company utilizes these non-GAAP financial measures to compare the operating performance with comparable periods in prior years and with internally prepared projections. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, the Company has policies in place to address goodwill impairment from other normal operating expenses to ensure that the Company’s operating results are properly reflected for period to period comparisons.

	For the Fiscal Years Ended December 31,
	2009	2008	2007	2006	2005
Total non-interest expense	$229,587	$85,837	$69,252	$52,708	$44,340
Goodwill impairment charge	(143,389)	—	—	—	—

Operating expenses	$86,198	$85,837	$69,252	$52,708	$44,340

Net income (loss) available to common shareholders	$(155,676)	$(5,452)	$24,374	$21,262	$14,163
Goodwill impairment charge, net of tax of $5,975	137,414	—	—	—	—

Net operating income (loss)	$(18,262)	$(5,452)	$24,374	$21,262	$14,163

Per Diluted Share:
Net income (loss) available to common shareholders	$(11.91)	$(0.42)	$2.07	$2.14	$1.71
Goodwill impairment charge, net of tax of $5,975	10.51	—	—	—	—

Net operating income (loss)	$(1.40)	$(0.42)	$2.07	$2.14	$1.71

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The Company reported a net loss available to common shareholders of $155,676 for the full year 2009 compared with a net loss available to common shareholders of $5,452 for the same period last year. The loss for the year 2009 was primarily attributable to an after-tax charge taken for the impairment of goodwill of $137,414 and the continued weaknesses in the economy through 2009. This weakness was manifested primarily in the Company’s residential real estate construction and development portfolio. As a result, the Company’s provision for loan losses for the full year 2009 remained elevated at $50,246 compared to $52,810 in 2008 and $14,483 in 2007. Additionally, Other Real Estate Owned (“OREO”) charges totaled $8,156 in 2009 compared with $7,028 for 2008 versus a net recovery of $76 in 2007. As the economy continued to weaken during 2009, net loan charge-offs rose to $48,896 in 2009 compared with net loan charge-offs of $38,110 in 2008 and $11,696 in 2007. On a diluted per share basis, the net operating loss available to common shareholders, excluding the goodwill impairment charge, was $1.40 (please see “ITEM 6 — GAAP Reconciliation and Management Explanations of Non-GAAP Financial Measures” above for more information) for 2009 compared with a net operating loss available to common shareholders of $0.42 for 2008 and net operating earnings available to common shareholders of $2.07 for 2007. Including the goodwill impairment charge, on a diluted per share basis the net loss available to common shareholders for 2009 was $11.91 compared with a net loss available to common shareholders of $0.42 for 2008 and net income available to common shareholders of $2.07 in 2007.
Net interest income for 2009 totaled $80,525 compared with $95,025 in 2008 including the impact of interest reversals of $2,606 in 2009 and $2,024 in 2008. The decrease in net interest income was due to the impact of a decline in higher yielding average earning assets, primarily loans and investment securities, accompanied by a reduction in market interest rates throughout 2009. The Company experienced a contraction throughout 2009 in the net interest margin moving from 3.70% in 2008 to 3.34% in 2009. This contraction was principally a result of the actions undertaken by the Federal Open Market Committee (“FOMC”) during 2008 and 2009 to further reduce and maintain market interest rates at historically low levels in order to stabilize the economy and the higher levels of nonaccrual loans in 2009. Noninterest income declined to $31,578 in 2009 from $33,614 for 2008. The decline was principally due to lower securities gains taken in 2009, including other than temporary impairment charges, which were partially offset by an increase in service charge income. Included in non-interest income were net securities gains of $439 in 2009 compared with $2,661 for 2008. The continued success of a deposit account gathering program contributed $23,738 to non-interest income in 2009 compared with $23,176 in 2008. Operating expenses for 2009 totaled $229,587, or $86,198, excluding the goodwill impairment charge of $143,389 (please see “ITEM 6 — GAAP Reconciliation and Management Explanations of Non-GAAP Financial Measures” above for more information) compared with $85,837 for 2008. The increase in operating expenses was principally driven by the special assessment levied against all banks for an increase in FDIC insurance and higher OREO related costs offset in part by lower employee compensation costs.
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

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and the fair value of financial instruments and other accounts. Based on management’s calculation, an allowance of $50,161, or 2.45%, of total loans, net of unearned interest was an adequate estimate of losses inherent in the loan portfolio as of December 31, 2009. This estimate resulted in a provision for loan losses on the income statement of $50,246 during 2009. If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected. For further discussion of the allowance for loan losses and a detailed description of the methodology management uses in determining the adequacy of the allowance, see “ITEM 1. Business — Lending Activities — Allowance for Loan Losses” located above, and “Changes in Results of Operations — Provision for Loan Losses” located below.
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
In conjunction with significant acquisitions, the Company engages a third party to assist in the valuation of financial assets acquired and liabilities assumed. Annually thereafter, the goodwill and intangible assets are evaluated for impairment. An impairment loss is recognized to the extent that the carrying value exceeds the asset’s fair value. The impairment analysis is a two step process. First, a comparison of the reporting unit’s estimated fair value is compared to its carrying value, including goodwill and if the estimated fair value of the reporting unit exceeds its carrying value, goodwill is deemed to be non-impaired. If the first step is not successfully achieved, a second step involving the calculation of an implied fair value, as determined in a manner similar to the amount of the goodwill calculated in a business combination is conducted. This second step process involves the measurement of the excess of the estimated fair value over the aggregate estimated fair value as if the reporting unit was being acquired in a business combination. Based on the results and analysis of the step one assessment, management determined that there was impairment of goodwill during 2009 and the steps taken are described in the following paragraph.
At year-end 2008 the Company obtained an independent evaluation of goodwill based upon a discounted present value analysis of cash flows. The results obtained at that time, compared with the market price of the stock at year-end 2008, indicated that there was no goodwill impairment. During the latter part of the first quarter of 2009, the Company’s stock price began to decline and by the end of the quarter the stock price was trading relatively close to tangible book value. In the Company’s 2009 first quarter Form 10-Q, the Company indicated that it would monitor this situation closely and if this condition were deemed to be other than a temporary aberration in the market, it would re-evaluate goodwill for impairment. During the second quarter of 2009, the Company’s stock price declined from a high of $9.73 per share to a low of $4.14 per share, closing on June 30, 2009 at $4.48 per share. From the end of June 2009 the Company consistently observed the price of the Company’s stock trading in the mid $3.00 per share range. Short sale activity in the Company’s stock continued to escalate and totaled 2,510,519 shares by June 30, 2009 or 19.1% of outstanding shares. During the latter part of the second quarter, the Company performed an interim impairment valuation analysis on its intangible assets and placed more emphasis on the trading value of the Company’s stock due to the steep market price decline and the duration of time its stock was trading below both book value and tangible book value. As a result of the continued and prolonged decline in the second quarter of the Company’s stock price, compared with the tangible common book value of $11.88 per share at June 30, 2009, the non-cash goodwill impairment charge was deemed appropriate. During the final days of June, the Company’s stock was removed from the Russell 3000 Index based upon the Russell’s market capitalization criteria and on June 25, 2009, 2,286,900 shares of the Company’s stock were traded during market hours as institutional investors rebalanced their positions creating significant downward pressure on the price of the Company’s stock. This event, in conjunction with the adverse trend noted during the quarter in updated real estate valuations, created a triggering event for the revaluation of goodwill impairment at June 30, 2009. The Company undertook a Step 2 analysis of goodwill in accordance with GAAP, based upon the then current market value of the Company’s stock price. The Step 2 analysis indicated that the fair value of the Company was less than the aggregate fair values of assets and liabilities assigned, relative to tangible book value, and determined that a Goodwill Impairment charge of $143,389 was appropriate. The previously described events did not exist at December 31, 2008 and as such, the Company did not believe a charge from evaluating goodwill impairment using a discounted cash flow analysis was warranted at that time.

Changes in Results of Operations
Net income/loss. The net loss available to common shareholders was $155,676 for 2009 compared with net loss available to common shareholders of $5,452 for 2008. The net loss for the year 2009 was primarily attributable to a charge taken for the impairment of goodwill of $137,414, net of tax of $5,975 and the continued weaknesses in the economy through 2009. Excluding the goodwill impairment charge, net of tax, of $137,414 the Company’s net operating loss was $18,262 for 2009 (please see “ITEM 6 — GAAP Reconciliation and Management Explanations of Non-GAAP Financial Measures” above for more information). When comparing the net operating loss of $18,262, excluding the goodwill impairment charge, for 2009 to the net operating loss of $5,452 for 2008, the primary reason for the continued decrease of $12,810 is the decline in net interest income of $14,500 from $80,525 in 2009 to $95,025 in 2008. The decrease is primarily due to the continued downturn in economic conditions throughout 2009 that resulted in lower loan demand and continued charge-offs of loans.
The net loss available to common shareholders’ for 2008 was $5,452 compared to net income of $24,374 for 2007. The net loss is primarily attributable to an increase in provision for loan losses of $38,327 to $52,810 in 2008 from $14,483 in 2007 from continued deteriorating economic conditions throughout 2008 impacting residential real estate construction lending. Also negatively impacting net income was an increase in noninterest expense of $16,585 to $85,837 in 2008 from $69,252 in 2007. The increase in noninterest expense resulted primarily from a full year of normal operating expenses throughout 2008 associated with the CVBG acquisition in May of 2007 and increased levels of expenses associated with the repossession of assets and losses on the sale of OREO and repossessed assets totaling $7,028. Offsetting, in part, these negative effects on net income was an increase in total noninterest income of $6,012 to $33,614 in 2008 from $27,602 in 2007. The increase in noninterest income can be primarily attributed to higher fee income associated with the continued development of the Company’s High Performance Checking Account product as well as gains on sale of securities.
Net Interest Income. The largest source of earnings for the Company is net interest income, which is the difference between interest income on earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors that affect net interest income are changes in volumes and rates on earning assets and interest-bearing liabilities, which are affected in part by management’s anticipatory responses to changes in interest rates through asset/liability management. During 2009, net interest income was $80,525 as compared to $95,025 in 2008. The Company experienced a decline in average balances of interest-earning assets, with average total interest-earning assets decreasing by $156,713, or 6%, to $2,433,476 in 2009 from $2,590,189 in 2008. Most of the decline occurred in loans, with average loan balances decreasing by $202,724, or 9%, to $2,096,181 in 2009 from $2,298,905 in 2008. The decrease is primarily due to the continued downturn in economic conditions throughout 2009 that resulted in lower loan demand and heightened levels of loan charge-offs. Average investment securities also decreased $83,966, or 31%, to $189,377 in 2009 from $273,343 in 2008 as the Company focused on de-levering the balance sheet and reducing excess liquidity. Average balances of total interest-bearing liabilities also decreased in 2009 from 2008, with average total interest-bearing deposit balances decreasing by $12,223, or 1%, to $1,950,775 in 2009 from $1,962,998 in 2008, and average securities sold under repurchase agreements and short-term borrowings, and subordinated debentures and FHLB advances and notes payable decreased by $111,132, or 25%, to $337,993 in 2009 from $449,125 in 2008. These decreases are primarily related to the reduction in securities sold under repurchase agreements and short-term borrowings along with the maturities and early payoffs of FHLB advances.
During 2008, net interest income was $95,025 as compared to $94,653 in 2007. The Company experienced growth in average balances of interest-earning assets, with average total interest-earning assets increasing by $350,743, or 16%, to $2,590,189 in 2008 from $2,239,446 in 2007. Most of the growth occurred in loans, with average loan balances increasing by $239,186, or 12%, to $2,298,905 in 2008 from $2,059,719 in 2007. Average investment securities also increased $94,670, or 53%, to $273,343 in 2008 from $178,673 in 2007. Both of these increases are principally attributable to the CVBG acquisition that took place in the second quarter of 2007. Average balances of total interest-bearing liabilities also increased in 2008 from 2007, with average total interest-bearing deposit balances increasing by $356,847, or 22%, to $1,962,998 in 2008 from $1,606,151 in 2007, and average securities sold under repurchase agreements and short-term borrowings, subordinated debentures and FHLB advances and notes payable increasing by $45,673, or 11%, to $449,125 in 2008 from $403,452 in 2007. These increases are primarily related to the Company’s CVBG acquisition which closed May 18, 2007 and in which the Company acquired approximately $631,000 in loans, $200,000 in investment securities, $699,000 in deposits and $145,000 in securities sold under repurchase agreements and short-term borrowings, subordinated debentures and FHLB advances and notes payable. These balances had a full year effect on average balances of interest-earning assets and interest-bearing liabilities for 2008.
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

	2009			2008			2007
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans(1)(4)
Real estate loans	$1,719,026	$99,796	5.81%	$1,890,209	$121,168	6.41%	$1,661,640	$127,459	7.67%
Commercial loans	295,913	16,284	5.50%	319,131	20,020	6.27%	303,799	24,180	7.96%
Consumer and other loans- net(2)	81,242	9,660	11.89%	89,565	10,516	11.74%	94,280	10,903	11.56%
Fees on loans	—	3,532		—	3,979		—	4,217

Total loans (including fees)	$2,096,181	$129,272	6.17%	$2,298,905	$155,683	6.77%	$2,059,719	$166,759	8.10%

Investment securities(3)
Taxable	$144,881	$7,035	4.86%	$227,710	$12,770	5.61%	$146,642	$8,415	5.76%
Tax-exempt(4)	31,660	1,938	6.12%	32,743	1,995	6.09%	22,227	1,334	6.00%

FHLB and other stock	12,836	573	4.46%	12,890	647	5.02%	9,804	617	6.29%

Total investment securities	$189,377	$9,546	5.04%	$273,343	$15,412	5.64%	$178,673	$10,366	5.80%

Other short-term investments	147,918	376	0.25%	17,941	175	0.98%	1,054	54	5.12%

Total interest- earning assets	$2,433,476	$139,194	5.72%	$2,590,189	$171,270	6.61%	$2,239,446	$177,179	7.91%

Noninterest-earning assets:
Cash and due from banks	$45,870			$51,181			$47,436
Premises and equipment	83,478			83,411			73,176
Other, less allowance for loan losses	219,831			231,499			135,296

Total noninterest- earning assets	$349,179			$366,091			$255,908

Total assets	$2,782,655			$2,956,280			$2,495,354

[1]
2009 and 2008 average loan balances exclude nonaccrual loans. 2007 average loan balances include nonaccrual loans, as they were not material. Interest income collected on nonaccrual loans has been included.

[2]	Installment loans are stated net of unearned income.

[3]	The average balance of and the related yield associated with securities available for sale is based on the cost of such securities.

[4]
Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

	2009			2008			2007
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-bearing liabilities:
Deposits
Savings, interest checking, and money market accounts	$784,135	$10,078	1.29%	$645,636	$9,588	1.49%	$654,696	$16,703	2.55%
Time deposits	1,166,640	35,690	3.06%	1,317,362	48,502	3.68%	951,455	44,669	4.69%

Total deposits	$1,950,775	$45,768	2.35%	$1,962,998	$58,090	2.96%	$1,606,151	$61,372	3.82%

Securities sold under repurchase agreements and short-term borrowings	28,049	29	0.10%	106,309	2,111	1.99%	95,715	4,183	4.37%
Subordinated debentures	88,662	2,577	2.91%	88,662	4,555	5.14%	60,730	4,512	7.43%
FHLB advances and notes payable	221,282	9,557	4.32%	254,154	10,735	4.22%	247,007	11,906	4.82%

Total interest-bearing liabilities	$2,288,768	$57,931	2.53%	$2,412,123	$75,491	3.13%	$2,009,603	$81,973	4.08%

Noninterest bearing liabilities:
Demand deposits	$162,765			$187,058			$184,529
Other liabilities	22,477			24,832			29,067

Total non-interest- bearing liabilities	$185,242			$211,890			$213,596

Shareholders’ equity	308,645			332,267			272,155

Total liabilities and shareholders’ equity	$2,782,655			$2,956,280			$2,495,354

Net interest income		$81,263			$95,799			$95,206

Margin analysis:
Interest rate spread			3.19%			3.48%			3.83%

Net yield on interest- earning assets (net interest margin)			3.34%			3.70%			4.25%

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

	2009 vs. 2008				2008 vs. 2007
			Rate/	Total			Rate/	Total
	Volume	Rate	Volume	Change	Volume	Rate	Volume	Change
Interest income:

Loans, net of unearned income	$(13,729)	$(13,909)	$1,227	$(26,411)	$19,449	$(27,349)	$(3,176)	$(11,076)
Investment securities:
Taxable	(4,645)	(1,713)	623	(5,735)	4,709	(227)	(127)	4,355
Tax-exempt	(66)	9	—	(57)	631	20	10	661
FHLB and other stock, at cost	13	(88)	1	(74)	211	(129)	(47)	35
Other short-term investments	1,272	(127)	(944)	201	841	(44)	(681)	116

Total interest income	(17,155)	(15,828)	907	(32,076)	25,841	(27,729)	(4,021)	(5,909)

Interest Expense:

Savings, interest checking, and money market accounts	2,128	(1,347)	(291)	490	(651)	(6,846)	382	(7,115)
Time deposits	(5,549)	(8,201)	938	(12,812)	17,215	(9,665)	(3,717)	3,833
Short-term borrowings	(1,671)	(1,379)	968	(2,082)	511	(2,334)	(249)	(2,072)
Subordinated debentures	—	(1,978)	—	(1,978)	2,081	(1,396)	(642)	43
Notes payable	(1,389)	242	(31)	(1,178)	349	(1,477)	(43)	(1,171)

Total interest expense	(6,481)	(12,663)	1,584	(17,560)	19,505	(21,718)	(4,269)	(6,482)

Net interest income	$(10,674)	$(3,165)	$(677)	$(14,516)	$6,336	$(6,011)	$248	$573

At December 31, 2009, loans outstanding, net of unearned income, were $2,043,807 compared to $2,223,390 at 2008 year end. The decrease is primarily due to weak loan demand resulting from the continued down turn in economic conditions throughout 2009, a higher level of OREO and repossessed assets and increased loan charge-offs. Average outstanding loans, net of unearned interest, for 2009 were $2,096,181, a decrease of 9% from the 2008 average of $2,298,905. Average outstanding loans for 2007 were $2,059,719.
Average investment securities for 2009 were $189,376 compared to $273,343 in 2008 and $178,673 in 2007. The decrease of $83,967, or 31%, from 2008 to 2009 primarily reflects the elimination of excess liquidity in the balance sheet through de-levering. The increase of $94,670, or 53%, from 2007 to 2008 primarily reflects the full year effect in 2008 of the investment securities acquired in the Company’s CVBG acquisition. In 2009, the average yield on investments was 5.04%, a decrease from the 5.64% yield in 2008 and from the 5.80% yield in 2007. The decrease in investment yields in 2009 compared to 2008 primarily reflects the lower market rate environment in 2009 as the proceeds of maturing securities were re-invested in a lower interest rate environment. Fully taxable equivalent income provided by the investment portfolio in 2009 was $9,546 as compared to $15,412 in 2008 and $10,366 in 2007.

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
Increases and decreases in the allowance for loan losses due to changes in the measurement of impaired loans are reviewed monthly given the current economic environment. To the extent that impairment is deemed probable, an adjustment is reflected in the provision for loan losses, if necessary, to reflect the losses inherent in the loan portfolio. Loans continue to be classified as impaired unless payments are brought fully current and satisfactory performance is observed for a period of at least six months and management further considers the collection of scheduled interest and principal to be probable.
The Company’s provision for loan losses decreased slightly for the year 2009 by $2,564 to $50,246 from $52,810 in 2008 while the total loan loss reserve increased from $48,811 at December 31, 2008 to $50,161 at December 31, 2009. In 2009, net charge-offs were $48,896 compared with net charge-offs of $38,110 in 2008. Management continually evaluates the existing portfolio in light of loan concentrations, current general economic conditions and economic trends. Beginning in the fourth quarter of 2009, on a monthly basis, the Company undertakes an extensive review of every loan in excess of $1 million that is adversely risk graded. Prior to the fourth quarter of 2009 this review had been performed during the final month of each quarter. Throughout 2009 and as a result of this review process, the Company ordered new appraisals of adversely graded real estate secured loans and, following receipt of those appraisals, began aggressively charging off collateral shortfalls/balances as appropriate. Appraisals received by the Company during the second quarter of 2009 on existing OREO and targeted loans reflected significant deterioration in the value of the underlying properties, which along with the deterioration of previously performing relationships, triggered increased charge-offs during this quarter and continued into the third quarter of 2009. Management believes that the economic slowdown in the Company’s markets occurred throughout 2008 and most of 2009 with beginning signs of economic stabilization in Tennessee occurring late in 2009. Based on its evaluation of the allowance for loan loss calculation and review of the loan portfolio, management believes the allowance for loan losses is adequate at December 31, 2009. However, the provision for loan losses could further increase throughout 2010 if the general economic trends begin to reverse and conditions continue to weaken or the residential real estate markets in Nashville or Knoxville or the financial conditions of borrowers deteriorate beyond management’s current expectations.

The ratio of nonperforming assets to total assets was 5.07% at December 31, 2009 and 2.61% at December 31, 2008 reflecting not only the recessionary environment but also the rise in non-performing asset levels combined with a shrinking Balance Sheet. Total nonperforming assets increased to $132,726 in 2009 from $76,806 at year-end 2008. Nonaccrual loans, included in non-performing assets, increased to $75,411 at December 31, 2009 from $30,926 at December 31, 2008. Further reflecting the economic downturn, OREO and repossessed assets increased from $45,371 at the end of 2008 to $57,168 at year-end 2009. Management believes that, based upon recent appraisals, these assets have been appropriately written down and they do not anticipate any material losses, based on current economic conditions. Total impaired loans, which include substandard loans as well as nonaccrual loans, increased from $47,215 at December 31, 2008 to $115,238 at December 31, 2009. The Company records a risk allocation allowance for loan losses on impaired loans where the risk of loss is deemed to be probable and the amount can be reasonably estimated. Further, the Company specifically records additional allowance amounts for individual loans when the circumstances so warrant. For further discussion of nonperforming assets as it relates to foreclosed real estate and impaired loans, see “ITEM 1. Business — Lending Activities — Past Due, Special Mention, Classified and Nonaccrual Loans” located above.
To further manage its credit risk on loans, the Company maintains a “watch list” of loans that, although currently performing, have characteristics that require closer supervision by management. At December 31, 2009, the Company had indentified approximately $212,288 in loans that were placed on its “watch list” compared to $182,984 as of December 31, 2008. If, and when, conditions are identified that would require additional loan loss reserves to be established due to potential losses inherent in these loans, action would then be taken.
Non-interest Income. The generation of non-interest income, which is income that is not related to interest-earning assets and consists primarily of service charges, commissions and fees, has become more important as increases in levels of interest-bearing deposits and other liabilities continually challenge interest rate spreads.
Total non-interest income for 2009 decreased slightly to $31,578 compared to $33,614 in 2008 and $27,602 in 2007. The largest components of non-interest income are service charges on deposit accounts, which totaled $23,738 in 2009, $23,176 in 2008 and $19,169 in 2007. The decrease in total non-interest income in 2009 primarily reflects a decrease in net securities gains of $2,222 to $439 in 2009 from $2,661 in 2008. This decrease is a result of lower realized gains on the sale of securities of $1,415 in 2009 compared to $2,661 in 2008 coupled with additional charges taken in 2009 of $976 for other-than-temporary impairment on certain investment portfolio securities. This decrease was partially offset by the aforementioned increase in service charges on deposit accounts which amounted to $562. These fees are generated from the higher volume of deposit-related products, specifically fees associated with the continued success of the Bank’s High Performance Checking Program. From the inception of this new product during the first quarter of 2005, the company experienced “net” new checking account growth of 7,665 in 2005 to net new checking account growth of 15,810 during 2009.
Non-interest Expense. Control of non-interest expense also is an important aspect in generating earnings. Non-interest expense includes, among other expenses, personnel, occupancy, goodwill impairment charges, write downs and net losses from the sales on OREO and expenses such as data processing, printing and supplies, legal and professional fees, postage and FDIC assessments. Total non-interest expense was $229,587 in 2009 compared to $85,837 in 2008 and $69,252 in 2007. The increase of $143,750 in 2009 compared to 2008 principally reflects the one-time non-cash charge taken for goodwill impairment of $143,389. Additionally contributing to the increases in non-interest expense levels in 2009 was the special assessment levied against all banks by the FDIC for additional deposit insurance of, in the case of the Bank, $3,329, and an increase of $1,128 in losses incurred on OREO and repossessed assets. These increases were partially offset by a decrease in employee compensation and employee benefit costs of $3,957.
Employee compensation and employee benefit costs are the primary element of the Company’s non-interest expenses, excluding the one-time, non-cash write-off of goodwill in 2009. For the years ended December 31, 2009 and 2008, compensation and benefits represented $34,446, or 40% (excluding the goodwill impairment charge of $143,389 — see “ITEM 6 — GAAP Reconciliation and Management Explanations of Non-GAAP Financial Measures” above for more information) and $38,403, or 45%, respectively, of total non-interest expense. This was a decrease of $3,957, or 10% in 2009. This decrease is the result of fewer full time equivalent employees and a reduction in employee benefit costs. Including Bank branches and non-Bank office locations, the Company had 75 locations at December 31, 2009 and 2008, and the number of full-time equivalent employees decreased 3% from 737 at December 31, 2008 to 716 at December 31, 2009.
The increases in FDIC assessments were due to changes in the fee assessment rates during 2009 and a special assessment applied to all insured institutions as of June 30, 2009. With regard to the increase in fee assessment rates, the FDIC finalized a rule in December 2008 that raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment. The new rule resulted in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points. In February 2009, the FDIC issued final rules to amend the deposit insurance fund restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions beginning in the second quarter of 2009. The new initial base assessment rates for Risk Category 1 institutions ranged from 12 to 16 basis points, on an annualized basis, and from 7 to 24 basis points after the effect of potential base-rate adjustments, in each case depending upon various factors. The increase in deposit insurance expense during 2009 compared to 2008 was also partly related to the Company’s utilization of available credits to offset assessments during 2008. The increases were also partly related to the additional 10 basis point assessment paid on covered transaction accounts exceeding $250 under the Temporary Liquidity Guaranty Program.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to rebuild the Deposit Insurance Fund (“DIF”). The final rule also allowed the FDIC to impose additional special assessments of 5 basis points for the third and fourth quarters of 2009, if the FDIC estimates that the DIF reserve ratio will fall to a level that would adversely affect public confidence in federal deposit insurance or to a level that would be close to or below zero. In November 2009, the FDIC issued a final rule that, in lieu of a further special assessment in 2009, required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three basis point increase in assessment rates effective on January 1, 2011. The Company prepaid approximately $12.9 million in risk-based assessments in the fourth quarter 2009.
Income Taxes. The Company’s effective income tax rate (benefit) was (10.2%) in 2009 compared to (46.4%) in 2008 and 36.7% in 2007. The effective tax rate for the year ended December 31, 2009 was significantly impacted by the goodwill impairment charge recognized during the second quarter of 2009. The effective tax rate for this period reflects the tax treatment of the $143,389 goodwill impairment charge, of which $126,317 was non-deductible for tax purposes.
At December 31, 2009, the Company had net deferred tax assets of $13,600. GAAP requires companies to assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. As part of this assessment, significant weight is given to evidence that can be objectively verified. The analysis performed as of December 31, 2009 determined that no valuation allowance was needed at this time. The deferred tax assets will be analyzed quarterly for changes affecting realization, and there can be no assurance that a valuation allowance will not be necessary in future periods.
Changes in Financial Condition
Total assets at December 31, 2009 were $2,619,139, a decrease of $325,532 from total assets of $2,944,671 at December 31, 2008. Major changes in the balance sheet categories reflect a decline in loan balances of $179,583 from the prior year comprised of loan charge-offs of $48,896 and transfers to foreclosures of $75,545 accompanied with a decline in lending associated with the current recessionary conditions in the economy. Also impacting the decline in assets was the goodwill impairment charge of $143,389 and the net reduction in securities available-for-sale of $55,838. These decreases were offset by an increase of $23,136 in cash and cash equivalents and interest earning deposits in banks and the booking of a pre-paid FDIC insurance asset of $12,853. Average assets for 2009 also decreased to $2,782,655, a reduction of $173,625, or 6%, from the average asset balance of $2,956,280 for 2008. This decrease in average assets was also due primarily to the items mentioned previously. The Company’s return on average assets was (5.59%) in 2009, principally as a result of the goodwill impairment charge in 2009, and (0.18%) in 2008.
Total assets at December 31, 2008 were $2,944,671, a decrease of $3,070 from total assets of $2,947,741 at December 31, 2007. Major changes in the balance sheet categories reflect a decline in loan balances of $132,986 from the prior year comprised of loan charge-offs of $38,110 and transfers to foreclosures of $40,512 accompanied with a decline in lending associated with recessionary conditions in the economy. An increase of $132,641 in cash and cash equivalents from year-end 2007 was driven principally by the issuance of $72,278 of Series A preferred stock to the U. S. Treasury on December 23, 2008 and the disposition of $123,701 of securities during the fourth quarter of the year. Average assets for 2008 also increased to $2,956,280, an increase of $460,926, or 18%, from the average asset balance of $2,495,354 for 2007. This increase in average assets was also due primarily to the CVBG acquisition in the second quarter of 2007. The Company’s return on average assets was (0.18%) in 2008 and 0.98% in 2007 principally as a result of significantly higher credit costs in 2008 versus 2007.
Earning assets consist of loans, investment securities and short-term investments that earn interest. Average earning assets during 2009 were $2,433,476, a decrease of 6% from an average of $2,590,189 in 2008. The decrease in average earnings assets is due primarily to the reduction of loan and investment securities balances throughout 2009 as the Company de-levered the Balance Sheet accompanied with a decline in lending associated with recessionary conditions in the economy.

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
The Company maintains an investment portfolio to primarily cover pledging requirements for deposits and borrowings and secondarily as a source of liquidity while modestly adding to earnings. Investments at December 31, 2009 had an amortized cost of $148,040 and a market value of $148,362 as compared to an amortized cost of $205,310 and market value of $204,163 at December 31, 2008. The decrease in available for sale securities from December 31, 2008 to December 31, 2009 was attributable to a reduction in pledging requirements for deposits occurring throughout 2009 which allowed the Company to reduce portfolio balances by allowing securities to be called or mature without replacement. The Company invests principally in callable federal agency securities. These callable federal securities will provide a higher yield than non-callable securities with similar maturities. The primary risk involved in callable securities is that they may be called prior to maturity and the call proceeds received would be re-invested at lower yields. In 2009, the Company purchased $55,256 of callable federal agency securities, which have a high likelihood of being called on the first call date, purchased $16,393 of collateralized mortgage obligations, purchased $16,951 of mortgage-backed securities and purchased $3,500 of U.S. Treasury bills. Also in 2009, the Company received $6,020 from the pay down of collateralized mortgage obligations, received $2,256 from the pay down of mortgage-backed securities, received $100,440 on the maturity or call of various U.S. agency securities, received $1,165 from the maturity or call of municipal securities, received $3,500 from the maturity of U.S. Treasury bills and received $69 from the call of trust preferred securities. The Company sold $34,851 of collateralized mortgage obligations in 2009 netting $36,266 in proceeds while recording a gain of $1,415.
The Company’s deposits totaled $2,084,096 at December 31, 2009, which represents a decrease of $100,051, or 5%, from $2,184,147 at December 31, 2008. Non-interest bearing demand deposit balances increased slightly, by less than 1% to $177,602 at December 31, 2009 from $176,685 at December 31, 2008. The decrease in total deposits is due primarily to the reduction of brokered deposits throughout 2009 but offset in part by the continued success of the Bank’s High Performance Checking Program. Average interest-bearing deposits decreased $12,223, or 1%, to $1,950,775 at December 31, 2009 from $1,962,998 at December 31, 2008. In 2007, average interest-bearing deposits increased $356,847, or 22%, to $1,962,998 at December 31. 2008 from $1,606,151 at December 31, 2007. The increase in average deposits is due primarily to the full year effect in 2008 of the CVBG acquisition in the second quarter of 2007 and the continued success of the Bank’s High Performance Checking Program.
Interest paid on deposits in 2009 totaled $45,768, reflecting a 2.35% cost for average interest-bearing deposits of $1,950,775. In 2008, interest of $58,090 was paid at a cost of 2.96% on average deposits of $1,962,998. In 2007, interest of $61,372 was paid at a cost of 3.82% on average deposits of $1,606,151.

Liquidity and Capital Resources
Liquidity. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s primary source of liquidity is dividends paid by the Bank. Applicable Tennessee statutes and regulations impose restrictions on the amount of dividends that may be declared by the Bank. Under Tennessee law, the Bank can only pay dividends to the Company in an amount equal to or less than the total amount of its net income for that year combined with retained net income for the preceding two years. Payment of dividends in excess of this amount requires the consent of the Commissioner of the TDFI. Further, any dividend payments are subject to the continuing ability of the Bank to maintain compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a “well-capitalized” institution. In addition, the Company maintains borrowing availability with the FHLB which was fully utilized at December 31, 2009. The Company also maintains federal funds lines of credit totaling $70,000 at four correspondent banks of which $70,000 was available at December 31, 2009, and $10,000 of the federal funds lines of credit is secured by cash on deposit. The Company believes it has sufficient liquidity to satisfy its current operating needs.
In 2009, operating activities of the Company provided $30,016 of cash flows. Cash flows from operating activities were positively affected by various non-cash items, including (i) a $143,389 goodwill impairment charge, (ii) $50,246 in provision for loan losses, (iii) $7,117 of depreciation and amortization, and (iv) a $8,156 net loss on OREO and repossessed assets. The increase of $21,375 in other assets primarily relates to the $12,853 of pre-paid FDIC insurance funded in the fourth quarter of 2009 and the increase of approximately $12,012 in income taxes receivable related to the net loss for 2009. This was offset in part by (i) a net loss of $150,694, (ii) a decrease of $3,177 in accrued interest payable and other liabilities and (iii) a decrease of $1,654 in deferred tax benefit. In addition, cash flows from operating activities were increased by the proceeds from the sale of held-for-sale loans of $43,050, offset by cash used to originate held-for-sale loans of $43,879.
Investing activities, including lending, provided $155,319 of the Company’s cash flows in 2009. Cash flows from investing activities increased from (i) the sale of OREO in the amount of $11,930, (ii) from the excess of maturities and sale of securities available for sale over the purchases of securities in the amount of $57,636, and (iii) the net decrease in loans of $99,111. Investments in interest-bearing deposits with banks of $11,000 and premises and equipment of $3,542 in 2009 reduced cash provided from investing activities.
Net cash flows of $173,199 were used by financing activities. The financing cash flow activity in 2009 with respect to notes payable reflected a repayment of funds in the amount of $57,350 and a net repayment of funds of $89,342 during 2008. The Company elected to repay FHLB advances with the raising of funds through deposits. In addition, federal funds purchased and repurchase agreements were reduced by $10,853 during 2009. Cash flows used by the net change in total deposits reduced deposits by $100,051, as the Company continued to reduce brokered deposits and increase core deposits. The Company’s cash flow from financing activities was also decreased by the Company’s dividend payments during 2009 of $4,945 on preferred and common stock.
Capital Resources. The Company’s strong regulatory capital position is reflected in its shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of the Company’s net worth, soundness and viability. The Company’s capital continued to exceed regulatory requirements at December 31, 2009. Management believes the capital base of the Company allows it to consider business opportunities while maintaining the level of resources deemed appropriate by management of the Company to address business risks inherent in the Company’s daily operations.
On September 25, 2003, the Company issued $10,310 of subordinated debentures, as part of a privately placed pool of trust preferred securities. The securities, due in 2033, bear interest at a floating rate of 2.85% above the three-month LIBOR rate, reset quarterly, and are currently callable by the Company without penalty. The Company used the proceeds of the offering to support its acquisition of Independent Bankshares Corporation, and the capital raised from the offering qualified as Tier 1 capital for regulatory purposes.
On June 28, 2005, the Company issued an additional $3,093 of subordinated debentures, as part of a privately placed pool of trust preferred securities. The securities, due in 2035, bear interest at a floating rate of 1.68% above the three-month LIBOR rate, reset quarterly, and are callable by the Company five years from the date of issuance without penalty. The Company used the proceeds to augment its capital position in connection with its significant asset growth, and the capital raised from the offering qualifies as Tier 1 capital for regulatory purposes.

On May 16, 2007, the Company issued $57,732 of subordinated debentures, as part of a privately placed pool of trust preferred securities. The securities, due in 2037, bear interest at a floating rate of 1.65% above the three-month LIBOR rate, reset quarterly, and are callable by the Company five years from the date of issuance without penalty. The Company used the proceeds of the offering to support its acquisition of CVBG, and the capital raised from the offering qualified as Tier I capital for regulatory purposes.
On May 18, 2007 the Company assumed the obligations of the following two trusts in the CVBG acquisition.
•
On December 28, 2005, CVBG issued $13,403 of subordinated debentures, as part of a privately placed pool of trust preferred securities. The securities, due in 2036, bear interest at a floating rate of 1.54% above the three-month LIBOR rate, reset quarterly, and are callable five years from the date of issuance without penalty.

•
On July 31, 2001, CVBG issued $4,124 of subordinated debentures, as part of a privately placed pool of trust preferred securities. The securities, due in 2031, bear interest at a floating rate of 3.58% above the three-month LIBOR rate, reset quarterly, and are currently callable without penalty.

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
Shareholders’ equity on December 31, 2009 was $226,769, a decrease of $154,462, or 41%, from $381,231 on December 31, 2008. The decrease in shareholders’ equity arises from the net loss available to common shareholders for 2009 of $155,676 (($11.91) per share, assuming dilution).
On December 23, 2008 the Company entered into a definitive agreement with the U.S. Treasury. Pursuant to the Agreement, we sold to the U.S. Treasury 72,280 shares of Series A preferred stock, having a liquidation amount equal to $1,000 per share, with an attached warrant (the “Warrant”) to purchase 635,504 shares of our common stock, par value $2.00 per share, for $17.06 per share.
The preferred stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per year, for the first five years, and 9% per year thereafter. The Warrant has a 10-year term and an exercise price, subject to anti-dilution adjustments, equal to $17.06 per share of common stock.
The Company is permitted to redeem the Series A preferred stock at any time without penalty subject to the U.S. Treasury’s consultation with the Company’s and the Bank’s appropriate regulatory agency.

Risk-based capital regulations adopted by the FRB and the FDIC require both bank holding companies and banks to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure “Tier 1” capital (consisting of stockholders’ equity and trust preferred securities, less goodwill) and total capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital. At December 31, 2009, the Company and the Bank each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements. Actual capital levels and minimum levels (in millions) were:

					Minimum Amounts to be
			Minimum Required		Well Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Actual	Ratio (%)	Actual	Ratio (%)	Actual	Ratio (%)
2009
Total Capital (to Risk Weighted Assets)
Consolidated	$318.5	14.9	$171.0	8.0	$213.8	10.0
Bank	317.4	14.9	170.7	8.0	213.4	10.0
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$291.5	13.6	$85.5	4.0	$128.3	6.0
Bank	290.4	13.6	85.4	4.0	128.0	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$291.5	10.7	$108.6	4.0	$135.8	5.0
Bank	290.4	10.7	108.6	4.0	135.7	5.0

2008
Total Capital (to Risk Weighted Assets)
Consolidated	$344.0	14.9	$184.8	8.0	$231.1	10.0
Bank	335.8	14.6	184.4	8.0	230.5	10.0
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$315.0	13.6	$92.4	4.0	$138.6	6.0
Bank	306.8	13.3	92.2	4.0	138.3	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$315.0	11.3	$111.9	4.0	$139.9	5.0
Bank	306.8	11.0	111.8	4.0	137.7	5.0
Off-Balance Sheet Arrangements
At December 31, 2009, the Company had outstanding unused lines of credit and standby letters of credit totaling $269,481 and unfunded loan commitments outstanding of $5,920. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate federal funds sold or securities available-for-sale or, on a short-term basis, to borrow or purchase federal funds from other financial institutions. At December 31, 2009, the Company had accommodations with upstream correspondent banks for unsecured federal funds lines. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about the Company’s commitments as of December 31, 2009, which by their terms have contractual maturity dates subsequent to December 31, 2009:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total

Commitments to make loans — fixed	$1,202	$—	$—	$—	$1,202
Commitments to make loans — variable	4,718	—	—	—	4,718
Unused lines of credit	130,101	18,294	11,456	79,523	239,374
Letters of credit	21,396	8,703	8	—	30,107

Total	$157,417	$26,997	$11,464	$79,523	$275,401

Asset/Liability Management
The Company’s Asset/Liability Committee (“ALCO”) actively measures and manages interest rate risk using a process developed by the Bank. The ALCO is also responsible for recommending the Company’s asset/liability management policies to the Board of Directors for approval, overseeing the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviewing the Company’s interest rate sensitivity position.
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
The Company’s current guidelines for interest rate risk management call for preventive measures if a gradual 200 basis point increase or decrease in short-term rates over the next 12 months would affect net interest income over the same period by more than 18.5%. The Company has been operating well within the guidelines. As of December 31, 2009 and 2008, based on the results of the independent consulting firm’s simulation model, the Company could expect net interest income to increase by approximately 12.75% and 19.43%, respectively, if short-term interest rates immediately increase by 200 basis points. Conversely, if short-term interest rates immediately decrease by 200 basis points, net interest income could be expected to decrease by approximately 14.20% and 14.42%, respectively. The primary reason for less exposure in a rising rate environment is attributable to variable rate loan floors priced higher than underlying variable rate loan structures in the loan portfolio.
The scenario described above, in which net interest income increases when interest rates increase and decreases when interest rates decline, is typically referred to as being “asset sensitive” because interest-earning assets exceed interest-bearing liabilities. At December 31, 2009, approximately 50% of the Company’s gross loans had adjustable rates. While management believes, based on its asset/liability modeling, that the Company is liability sensitive as measured over the one year time horizon, it also believes that a rapid, significant and prolonged increase or decrease in rates could have a substantial adverse impact on the Company’s net interest margin.
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
Economic value analysis has several limitations. For example, the economic values of asset and liability balance sheet positions do not represent the true fair values of the positions, since economic values reflect an analysis at one particular point in time and do not consider the value of the Company’s franchise. In addition, we must estimate cash flow for assets and liabilities with indeterminate maturities. Moreover, the model’s present value calculations do not take into consideration future changes in the balance sheet that will likely result from ongoing loan and deposit activities conducted by the Company’s core business. Finally, the analysis requires assumptions about events which span several years. Despite its limitations, the economic value of equity model is a relatively sophisticated tool for evaluating the long term effect of possible interest rate movements.

The Company’s current guidelines for risk management call for preventive measures if an immediate 200 basis point increase or decrease in interest rates would reduce the economic value of equity by more than 23%. The Company has been operating well within these guidelines. As of December 31, 2009 and 2008, based on the results of an independent national consulting firm’s simulation model and reviewed by a separate independent national consulting firm, the Company could expect its economic value of equity to increase by approximately 10.48% and 3.63%, respectively, if short-term interest rates immediately increased by 200 basis points. Conversely, if short-term interest rates immediately decrease by 200 basis points, economic value of equity could be expected to decrease by approximately 21.94% and 12.13%, at December 31, 2009 and 2008, respectively. The higher percentage changes in economic value of equity as of December 31, 2009, compared to December 31, 2008, are primarily related to an increase in transaction account balances coupled with a decrease in brokered time deposit balances.
Disclosure of Contractual Obligations
In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes the Company’s significant fixed and determinable contractual obligations as of December 31, 2009:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total

Certificate of deposits	$807,132	$153,481	$18,888	$3,559	$983,060
Repurchase agreements	24,449	—	—	—	24,449
FHLB advances and notes payable	12,354	80,698	10,745	68,202	171,999
Subordinated debentures	—	—	—	88,662	88,662
Operating lease obligations	1,121	1,918	1,170	1,082	5,291
Deferred compensation	1,652	—	240	745	2,637
Purchase obligations	457	—	—	—	457

Total	$847,165	$236,097	$31,043	$162,250	$1,276,555

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
Effect of New Accounting Standards
FASB ASC 820 — In April 2009, the FASB issued new guidance impacting FASB ASC 820, Fair Value Measurements and Disclosures. This provides additional guidance on determining fair value when the volume and level of activity for the asset or liability has significantly decreased and guidance for identifying transactions that are not orderly. This standard affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. This standard further requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. It also amended previous standards to expand certain disclosure requirements. The standard was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This standard became effective for the Company on June 15, 2009 and did not have a significant impact on the Company’s financial statements.

FASB ASC 320-10 — In April 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments — Debt and Equity Securities. The guidance (i) changed existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaced the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under these standards, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. These standards were effective for interim and annual periods ending after June 15, 2009 and became effective for the Company on June 15, 2009 and did not have a significant impact on the Company’s financial statements.
FASB ASC 825 — In April 2009, the FASB issued new guidance impacting FASB ASC 825-10-50, Financial Instruments. This guidance requires an entity to provide disclosures about fair value of financial instruments in interim financial information at interim reporting periods. Under these standards, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The new interim disclosures were included in the Company’s interim financial statements beginning the second quarter, June 30, 2009.
FASB ASC 855 — In May 2009, the FASB issued FASB ASC 855, Subsequent Events. Under this standard, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. This standard requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. The standard also requires entities to disclose the date through which subsequent events have been evaluated. This standard was effective for interim and annual reporting periods ending after June 15, 2009. The Company reviewed events for inclusion in the financial statements through February 25, 2010, the date that the accompanying financial statements were issued. The Company adopted the provisions of the standard for the quarter ended June 30, 2009, as required, and this adoption did not have a material impact on the financial statements taken as a whole.
FASB ASC 105-10 — In June 2009, the FASB issued FASB ASC 105-10, Generally Accepted Accounting Principles. This guidance establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles. This standard was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards were superseded. The Company adopted this standard for the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on the financial statements taken as a whole.
FASB ASC 810 — In December 2009, the FASB issued FASB ASC 810, Consolidations. This accounting guidance was originally issued in June 2009 and is now included in ASC 810. The guidance amends the consolidation guidance applicable for variable interest entities. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, and early adoption is prohibited. We do not anticipate the adoption of this standard will have a significant impact on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth on pages 44 through 45 of Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Asset/Liability Management” is incorporated herein by reference.

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
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2009.
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
Dixon Hughes PLLC, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2009, and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, which is included herein on page 49.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE BOARD OF DIRECTORS
GREEN BANKSHARES, INC.
We have audited Green Bankshares, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Green Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Green Bankshares, Inc. and subsidiaries as of December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009, and our report dated February 25, 2010, expressed an unqualified opinion on those consolidated financial statements. Our report on the consolidated financial statements referred to above refers to the adoption of new accounting standards in relation to other-than-temporary impairments in 2009 and accounting for uncertainty in income taxes in 2007.
/s/ Dixon Hughes PLLC
Atlanta, Georgia
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BOARD OF DIRECTORS AND SHAREHOLDERS
GREEN BANKSHARES, INC.
We have audited the accompanying consolidated balance sheets of Green Bankshares, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Bankshares, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, effective January 1, 2009, the Company changed its method of accounting for other-than-temporary impairments, and as discussed in Note 10, on January 1, 2007, the Company adopted interpretive guidance on the accounting for uncertainty in income taxes.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Green Bankshares, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2010 expressed an unqualified opinion thereon.
/s/ Dixon Hughes PLLC
Atlanta, Georgia
February 25, 2010

GREEN BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(Amounts in thousands, except share and per share data)

	2009	2008
ASSETS
Cash and due from banks	$206,701	$193,095
Federal funds sold	3,793	5,263

Cash and cash equivalents	210,494	198,358
Interest earning deposits in other banks	11,000	—
Securities available for sale	147,724	203,562
Securities held to maturity (with a market value of $638 and $601)	626	657
Loans held for sale	1,533	442
Loans, net of unearned interest	2,043,807	2,223,390
Allowance for loan losses	(50,161)	(48,811)
Other real estate owned and repossessed assets	57,168	45,371
Premises and equipment, net	81,818	83,359
FHLB and other stock, at cost	12,734	13,030
Cash surrender value of life insurance	30,277	29,539
Goodwill	—	143,389
Core deposit and other intangibles	9,335	12,085
Deferred tax asset	13,600	12,496
Other assets	49,184	27,804

Total assets	$2,619,139	$2,944,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Non-interest-bearing deposits	$177,602	$176,685
Interest-bearing deposits	1,899,910	1,630,666
Brokered deposits	6,584	376,796

Total deposits	2,084,096	2,184,147

Repurchase agreements	24,449	35,302
FHLB advances and notes payable	171,999	229,349
Subordinated debentures	88,662	88,662
Accrued interest payable and other liabilities	23,164	25,980

Total liabilities	$2,392,370	$2,563,440

Shareholders’ equity
Preferred stock: no par, 1,000,000 shares authorized, 72,278 shares outstanding	$66,735	$65,346
Common stock: $2 par, 20,000,000 shares authorized, 13,171,474 and 13,112,687 shares outstanding	26,343	26,225
Common stock warrants	6,934	6,934
Additional paid-in capital	188,310	187,742
Retained earnings (deficit)	(61,742)	95,647
Accumulated other comprehensive income (loss)	189	(663)

Total shareholders’ equity	226,769	381,231

Total liabilities and shareholders’ equity	$2,619,139	$2,944,671

See accompanying notes.

GREEN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2009, 2008 and 2007
(Amounts in thousands, except share and per share data)

	2009	2008	2007
Interest income
Interest and fees on loans	$129,212	$155,627	$166,673
Taxable securities	7,035	12,770	8,415
Nontaxable securities	1,260	1,297	867
FHLB and other stock	573	647	617
Federal funds sold and other	376	175	54

Total interest income	138,456	170,516	176,626

Interest expense
Deposits	45,768	58,090	61,372
Federal funds purchased and repurchase agreements	29	2,111	4,183
FHLB advances and notes payable	9,557	10,735	11,905
Subordinated debentures	2,577	4,555	4,513

Total interest expense	57,931	75,491	81,973

Net interest income	80,525	95,025	94,653

Provision for loan losses	50,246	52,810	14,483

Net interest income after provision for loan losses	30,279	42,215	80,170

Non-interest income
Service charges on deposit accounts	23,738	23,176	19,169
Other charges and fees	1,999	2,192	2,012
Trust and investment services income	1,977	1,878	2,019
Mortgage banking income	383	804	1,524
Other income	3,042	2,903	2,919
Securities gains (losses), net
Realized gains (losses), net	1,415	2,661	(41)
Other-than-temporary impairment	(1,678)	—	—
Less non-credit portion recognized in other comprehensive income	702	—	—

Total securities gains (loss), net	439	2,661	(41)

Total non-interest income	31,578	33,614	27,602

Non-interest expense
Employee compensation	30,611	33,615	31,132
Employee benefits	3,835	4,788	4,359
Occupancy expense	6,956	6,900	5,711
Equipment expense	3,092	3,555	2,618
Computer hardware/software expense	2,816	2,752	2,169
Professional services	2,108	2,069	2,184
Advertising	1,894	3,538	2,736
Loss (gain) on OREO and repossessed assets	8,156	7,028	(76)
FDIC insurance	4,960	1,631	213
Core deposit and other intangibles amortization	2,750	2,602	2,011
Goodwill impairment	143,389	—	—
Other expenses	19,020	17,359	16,195

Total non-interest expense	229,587	85,837	69,252
Income (loss) before income taxes	(167,730)	(10,008)	38,520
Provision (benefit) for income taxes	(17,036)	(4,648)	14,146

Net income (loss)	(150,694)	(5,360)	24,374
Preferred stock dividends and accretion of discount	4,982	92	—

Net income (loss) available to common shareholders	$(155,676)	$(5,452)	$24,374

Earnings per common share:
Basic	$(11.91)	$(0.42)	$2.07
Diluted	(11.91)	(0.42)	2.07
See accompanying notes.

GREEN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2009, 2008 and 2007
(Amounts in thousands, except share and per share data)

				Warrants			Accumulated
				For	Additional	Retained	Other	Total
	Preferred	Common Stock		Common	Paid-in	Earnings	Comprehensive	Shareholders’
	Stock	Shares	Amount	Stock	Capital	(Deficit)	Income(Loss)	Equity

Balance, January 1, 2007	$—	9,810,867	$19,622	$—	$71,828	$93,150	$(129)	$184,471

Common stock transactions:
Issuance of shares in acquisition	—	3,091,495	6,183	—	112,292	—	—	118,475
Exercise of shares under stock option plan	—	38,529	77	—	743	—	—	820
Common stock exchanged for exercised stock options	—	(9,876)	(20)	—	(303)	—	—	(323)
Stock-based compensation	—	—	—	—	472	—	—	472
Stock option tax benefit	—	—	—	—	138	—	—	138
Implementation of FIN 48	—	—	—	—	—	800	—	800
Dividends paid ($.68 per share)	—	—	—	—	—	(8,386)	—	(8,386)
Comprehensive income:
Net income	—	—	—	—	—	24,374	—	24,374
Change in unrealized gains, net of reclassification and taxes	—	—	—	—	—	—	1,636	1,636

Total comprehensive income								26,010

Balance, December 31, 2007	—	12,931,015	25,862	—	185,170	109,938	1,507	322,477

Preferred stock transactions:
Issuance of 72,278 shares of preferred stock	72,278	—	—	—	—	—	—	72,278
Discount associated with 635,504 common stock warrants issued with preferred stock	(6,934)	—	—	6,934	—	—	—	—
Accretion of preferred stock discount	2	—	—	—	—	(2)	—	—
Preferred stock dividends accrued	—	—	—	—	—	(90)	—	(90)
Common stock transactions:
Exercise of shares under stock option plan	—	9,759	19	—	201	—	—	220
Common stock exchanged for exercised stock options	—	(7,991)	(16)	—	(93)	—	—	(109)
Issuance of restricted common shares		60,907	122		(122)	—	—	—
Stock dividend	—	118,997	238	—	1,822	(2,060)	—	—
Compensation expense:
Stock options	—	—	—	—	456		—	456
Restricted stock	—	—	—	—	303		—	303
Stock option tax benefit	—	—	—	—	5	—	—	5
Dividends paid ($.52 per share)	—	—	—	—	—	(6,779)	—	(6,779)
Comprehensive loss:
Net loss	—	—	—	—	—	(5,360)	—	(5,360)
Change in unrealized losses, net of reclassification and taxes	—	—	—	—	—	—	(2,170)	(2,170)

Total comprehensive loss								(7,530)

Balance, December 31, 2008	65,346	13,112,687	26,225	6,934	187,742	95,647	(663)	381,231

Preferred stock transactions:
Accretion of preferred stock discount	1,389	—	—	—	—	(1,389)	—	—
Preferred stock dividends	—	—	—	—	—	(3,593)	—	(3,593)
Common stock transactions:
Issuance of restricted common shares	—	58,787	118	—	(118)	—	—	—
Compensation expense:
Stock options	—	—	—	—	387	—	—	387
Restricted stock	—	—	—	—	299	—	—	299
Dividends paid ($.13 per share)	—	—	—	—	—	(1,713)	—	(1,713)
Comprehensive loss:
Net loss	—	—	—	—	—	(150,694)	—	(150,694)
Change in unrealized gains, net of reclassification and taxes	—	—	—	—	—	—	852	852

Total comprehensive loss								(149,842)

Balance, December 31, 2009	$66,735	13,171,474	$26,343	$6,934	$188,310	$(61,742)	$189	$226,769

See accompanying notes.

GREEN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2009, 2008 and 2007
(Amounts in thousands)

	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$(150,694)	$(5,360)	$24,374
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for loan losses	50,246	52,810	14,483
Impairment of goodwill	143,389	—	—
Depreciation and amortization	7,117	7,030	5,786
Security amortization and accretion, net	73	(983)	(637)
Write down of investments and other securities for impairment	1,272	174	—
(Gain) loss on sale of securities	(1,415)	(2,661)	41
FHLB stock dividends	—	(464)	—
Net gain on sale of mortgage loans	(264)	(573)	(1,205)
Originations of mortgage loans held for sale	(43,879)	(49,501)	(74,994)
Proceeds from sales of mortgage loans	43,050	51,962	84,282
Increase in cash surrender value of life insurance	(1,125)	(1,073)	(938)
Gain from settlement of life insurance	(305)	—	—
Net (gains) losses from sales of fixed assets	(85)	665	86
Stock-based compensation expense	686	759	472
Net (gain) loss on OREO and repossessed assets	8,156	7,028	(76)
Deferred tax benefit	(1,654)	(4,374)	(1,111)
Net changes:
Other assets	(21,375)	78	(6,834)
Accrued interest payable and other liabilities	(3,177)	(10,875)	10,639

Net cash provided from operating activities	30,016	44,642	54,368
Cash flows from investing activities
Net change in interest-earning deposits with banks	(11,000)	—	—
Purchase of securities available for sale	(92,100)	(180,626)	(30,160)
Proceeds from sale of securities available for sale	36,266	123,701	2,230
Proceeds from maturities of securities available for sale	113,440	88,711	33,762
Proceeds from sale of securities held to maturity	—	—	496
Proceeds from maturities of securities held to maturity	30	645	745
Purchase of FHLB stock	—	(417)	(2,304)
Net change in loans	99,111	27,754	(203,894)
Proceeds from settlement of life insurance	691	—	—
Net cash paid in acquisitions	—	—	(24,611)
Proceeds from sale of other real estate	11,930	20,654	4,080
Improvements to other real estate	(307)	(1,071)	(32)
Proceeds from sale of fixed assets	800	58	175
Premises and equipment expenditures	(3,542)	(5,814)	(11,143)

Net cash provided (used) in investing activities	155,319	73,595	(230,656)
Cash flows from financing activities
Net change in core deposits	270,162	48,589	(205,062)
Net change in brokered deposits	(370,213)	148,765	160,256
Net change in federal funds purchased and repurchase agreements	(10,853)	(159,223)	57,070
Tax benefit resulting from stock options	—	5	138
Proceeds from FHLB advances and notes payable	—	20,916	189,500
Proceeds from subordinated debentures	—	—	57,732
Repayment of FHLB advances and notes payable	(57,350)	(110,258)	(80,380)
Preferred stock dividends paid	(3,232)	—	—
Common stock dividends paid	(1,713)	(6,779)	(8,386)
Proceeds from issuance of preferred stock and common stock warrants	—	72,278	—
Proceeds from issuance of common stock	—	111	497

Net cash provided (used) in financing activities	(173,199)	14,404	171,365

Net change in cash and cash equivalents	12,136	132,641	(4,923)
Cash and cash equivalents, beginning of year	198,358	65,717	70,640

Cash and cash equivalents, end of year	$210,494	$198,358	$65,717

Supplemental disclosures — cash and noncash
Interest paid	$62,198	$77,761	$76,385
Income taxes paid	1,675	5,674	17,225
Loans converted to other real estate	75,545	37,991	7,955
Unrealized gain (loss) on available for sale securities, net of tax	852	(1,905)	1,636
Fair value of assets acquired	—	—	1,011,590
Fair value of liabilities assumed	—	—	847,322
See accompanying notes.

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
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
Interest income includes amortization of purchase premium or discount and is recognized based upon the level-yield method. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is other than temporary.
Investments in Equity Securities Carried at Cost: Investment in Federal Home Loan Bank (“FHLB”) stock, which is carried at cost because it can only be redeemed at par, is a required investment based on the Bank’s amount of borrowing. The Bank also carries certain other equity investments at cost, which approximates fair value. During 2009, the Bank recognized complete impairment on two of these investments totaling $296.
Loans: Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs.
Interest income is reported on the interest method over the loan term. Loan origination fees, net of certain direct originations costs, are deferred and recognized in interest income using the level-yield method. Interest income includes amortization of purchase premiums or discounts on loans purchased. Premiums and discounts are amortized on the level yield-method. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Most consumer loans are charged off no later than 120 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal and interest is doubtful. Interest accrued but not collected is reversed against interest income when a loan is placed on nonaccrual status.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
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
Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less estimated cost to sell when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.
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
Mortgage Banking Activities: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. The Company controls its interest rate risk with respect to mortgage loans held for sale and loan commitments expected to close by usually entering into agreements to sell loans. The Company records loan commitments related to the origination of mortgage loans held for sale as derivative instruments. The Company’s commitments for fixed rate mortgage loans, generally last 60 to 90 days and are at market rates when initiated. The Company had $2,839 in outstanding loan commitment derivatives at December 31, 2009. The aggregate market value of mortgage loans held for sale takes into account the sales prices of such agreements. The Company also provides currently for any losses on uncovered commitments to lend or sell. The Company sells mortgage loans servicing released.
Bank Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at its cash surrender value or the amount that can be realized.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Goodwill, Core Deposit Intangibles and Other Intangible Assets: Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. During the second quarter of 2009 the Company identified impairment in its goodwill and took the appropriate actions. This is explained further in “Note 6 — Goodwill and Other Intangible Assets”.
Core deposit intangibles assets arise from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on a straight line method over their estimated useful lives, which range from seven to 15 years and are determined by an independent consulting firm. Core deposit intangible assets are assessed at least annually for impairment and any such impairment is recognized in the period identified.
Other intangible assets consist of mortgage servicing rights (“MSR’s”). MSR’s represent the cost of acquiring the rights to service mortgage loans. MSR’s are amortized based on the principal reduction of the underlying loans. The Company is obligated to service the unpaid principal balances of these loans, which was approximately $43 and $55 million as of December 31, 2009 and 2008, respectively. The Company pays a third party subcontractor to perform servicing and escrow functions with respect to loans sold with retained servicing. MSR’s are assessed at least annually for impairment. The Company does not intend to further pursue this line of business.
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
Stock Compensation: Compensation cost for stock-based payments is measured based on the fair value of the award, which most commonly includes restricted stock (i.e., unvested common stock), stock options, and stock appreciation rights at the grant date and is recognized in the consolidated financial statements on a straight-line basis over the requisite service period for service-based awards. The fair value of restricted stock is determined based on the price of the Company’s common stock on the date of grant. The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model and related assumptions.
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
Loan Commitments and Related Financial Instruments: Financial instruments include credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments such as standby letters of credit are considered financial guarantees in accordance with applicable accounting standards. The fair value of these financial guarantees is not material.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Earnings Per Common Share: Basic earnings per common share are net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings available to common shareholders per common share includes the dilutive effect of additional potential common shares issuable under stock options, unvested restricted stock awards and stock warrants associated with the U.S. Treasury Capital Purchase Program.
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity. Comprehensive income is presented in the consolidated statements of changes in shareholders’ equity.
Recent Accounting Pronouncements: FASB ASC 820 — In April 2009, the FASB issued new guidance impacting FASB ASC 820, Fair Value Measurements and Disclosures. This provides additional guidance on determining fair value when the volume and level of activity for the asset or liability has significantly decreased and guidance for identifying transactions that are not orderly. This standard affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. This standard further requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. It also amended previous standards to expand certain disclosure requirements. The standard was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This standard became effective for the Company on June 15, 2009 and did not have a significant impact on the Company’s financial statements.
FASB ASC 320-10 — In April 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments — Debt and Equity Securities. The guidance (i) changed existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaced the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under these standards, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. These standards were effective for interim and annual periods ending after June 15, 2009 and became effective for the Company on June 15, 2009 and did not have a significant impact on the Company’s financial statements.
FASB ASC 825 — In April 2009, the FASB issued new guidance impacting FASB ASC 825-10-50, Financial Instruments. This guidance requires an entity to provide disclosures about fair value of financial instruments in interim financial information at interim reporting periods. Under these standards, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The new interim disclosures were included in the Company’s interim financial statements beginning the second quarter, June 30, 2009.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
FASB ASC 855 — In May 2009, the FASB issued FASB ASC 855, Subsequent Events. Under this standard, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. This standard requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. The standard also requires entities to disclose the date through which subsequent events have been evaluated. This standard was effective for interim and annual reporting periods ending after June 15, 2009. The Company reviewed events for inclusion in the financial statements through February 25, 2010, the date that the accompanying financial statements were issued. The Company adopted the provisions of the standard for the quarter ended June 30, 2009, as required, and this adoption did not have a material impact on the financial statements taken as a whole.
FASB ASC 105-10 — In June 2009, the FASB issued FASB ASC 105-10, Generally Accepted Accounting Principles. This guidance establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles. This standard was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards were superseded. The Company adopted this standard for the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on the financial statements taken as a whole.
FASB ASC 810 — In December 2009, the FASB issued FASB ASC 810, Consolidations. This accounting guidance was originally issued in June 2009 and is now included in ASC 810. The guidance amends the consolidation guidance applicable for variable interest entities. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, and early adoption is prohibited. We do not anticipate the adoption of this standard will have a significant impact on the Company’s financial statements.
Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the financial statements.
Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $19,245 and $17,762 was required to meet regulatory reserve and clearing requirements at year-end 2009 and 2008. These balances do not earn interest.
Segments: Internal financial reporting is primarily reported and aggregated in five lines of business: banking, mortgage banking, consumer finance, subprime automobile lending, and title insurance. Banking accounts for 93.9% of revenues for 2009.
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
Reclassifications: Certain items in prior year financial statements have been reclassified to conform to the 2009 presentation. These reclassifications had no effect on net income or shareholders’ equity as previously reported.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
NOTE 2 — SECURITIES
Securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
2009
U.S. government agencies	$52,937	$99	$(988)	$52,048
States and political subdivisions	31,764	877	(449)	32,192
Collateralized mortgage obligations	44,018	1,281	(622)	44,677
Mortgage-backed securities	16,607	291	(6)	16,892
Trust preferred securities	2,088	—	(173)	1,915

	$147,414	$2,548	$(2,238)	$147,724

2008
U.S. government agencies	$98,143	$685	$(22)	$98,806
States and political subdivisions	32,641	139	(976)	31,804
Collateralized mortgage obligations	68,738	945	(1,310)	68,373
Mortgage-backed securities	2,177	—	(91)	2,086
Trust preferred securities	2,954	—	(461)	2,493

	$204,653	$1,769	$(2,860)	$203,562

Held to Maturity
2009
States and political subdivisions	$251	$4	$—	$255
Other securities	375	8	—	383

	$626	$12	$—	$638

2008
States and political subdivisions	$404	$7	$—	$411
Other securities	253	—	(63)	190

	$657	$7	$(63)	$601

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
NOTE 2 — SECURITIES (Continued)
Contractual maturities of securities at year-end 2009 are shown below. Securities not due at a single maturity date, collateralized mortgage obligations and mortgage-backed securities are shown separately.

	Available for Sale	Held to Maturity
	Fair	Carrying	Fair
	Value	Amount	Value

Due in one year or less	$—	$100	$102
Due after one year through five years	6,793	526	536
Due after five years through ten years	35,890	—	—
Due after ten years	43,472	—	—
Collateralized mortgage obligations	44,677	—	—
Mortgage-backed securities	16,892	—	—

Total maturities	$147,724	$626	$638

Gross gains and (losses) of $1,415, $2,661 and ($41) were recognized in 2009, 2008 and 2007, respectively, from proceeds of $36,266, $123,701 and $2,726, respectively, on the sale of securities available for sale and held to maturity.
Securities with a fair value of $125,005 and $181,683 at year-end 2009 and 2008 were pledged for public deposits and securities sold under agreements to repurchase and to the Federal Reserve Bank. The balance of pledged securities in excess of the pledging requirements was $9,135 and $23,647 at year-end 2009 and 2008, respectively.
The Company held 168 and 188 securities in its portfolio as of December 31, 2009 and 2008, respectively, and of these securities 35 and 61 had an unrealized loss. Unrealized losses on securities are due to changes in interest rates and not due to credit quality issues.
Securities with unrealized losses at year-end 2009 and 2008 not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
2009
U. S. government agencies	$40,959	$(988)	$—	$—	$40,959	$(988)
States and political subdivisions	2,463	(24)	3,075	(425)	5,538	(449)
Collateralized mortgage obligations	4,997	(32)	3,222	(590)	8,219	(622)
Mortgage-backed securities	2,028	(5)	11	(1)	2,039	(6)
Trust preferred securities	1,783	(122)	132	(51)	1,915	(173)

Total temporarily impaired	$52,230	$(1,171)	$6,440	$(1,067)	$58,670	$(2,238)

2008
U. S. government agencies	$977	$(22)	$—	$—	$977	$(22)
States and political subdivisions	18,445	(837)	643	(139)	19,088	(976)
Collateralized mortgage obligations	8,721	(1,310)	—	—	8,721	(1,310)
Mortgage-backed securities	640	(24)	1,446	(67)	2,086	(91)
Trust preferred securities	1,210	(14)	1,284	(447)	2,494	(461)
Other securities	—	—	190	(63)	190	(63)

Total temporarily impaired	$29,993	$(2,207)	$3,563	$(716)	$33,556	$(2,923)

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
NOTE 2 — SECURITIES (Continued)
The Company reviews its investment portfolio on a quarterly basis judging each investment for other-than-temporary impairment (“OTTI”). The Company has no intent to sell these securities and more likely than not would not be required to sell these securities. The OTTI analysis focuses on the duration and amount a security is below book value and assesses a calculation for both a credit loss and a non credit loss for each measured security considering the security’s type, performance, underlying collateral, and any current or potential debt rating changes. The OTTI calculation for credit loss is reflected in the income statement while the non credit loss is reflected in other comprehensive income.
The Company holds a single issue trust preferred security issued by a privately held bank holding company. Based upon available but limited information we have estimated that the likelihood of collecting the security’s principal and interest payments is approximately 50%. In addition, the bank holding company deferred its interest payments beginning in the second quarter of 2009, and we have placed the security on non-accrual. The Federal Reserve Bank of St. Louis entered into an agreement with the bank holding company on October 22, 2009 which was made public on October 30, 2009. Among other provisions of the regulatory agreement, the bank holding company must strengthen its management of operations, strengthen its credit risk management practices, and submit a capital plan. As of December 31, 2009 no other communications between the bank holding company and the FRB of St. Louis have been made public.
The Company valued the security by projecting estimated cash flows given the assumption of collecting approximately 50% of the security’s principal & interest and then discounting the amount back to the present value using a discount rate of 3.50% plus three month LIBOR. As of December 31, 2009, our best estimate for the three month LIBOR over the next twenty-one years (the remaining life of the security) is 3.55%. The difference in the present value and the carrying value of the security was the OTTI credit portion. Due to the illiquid trust preferred market for private issuers and the absence of a credible pricing source, we calculated a 15% illiquidity premium for the security to calculate the OTTI non credit portion. The security is currently booked at a fair value of $638 at December 31, 2009 and during the year ended December 31, 2009 the Company has recognized a write-down of $778, through non-interest income representing other-than-temporary impairment on the security.
The Company holds a private label class A21 collateralized mortgage obligation that was analyzed with multiple stress scenarios using conservative assumptions for underlying collateral defaults, loss severity, and prepayments. The average principal at risk given the stress scenarios was calculated at 4.7%, and then analyzed using the present value of the future cash flows using the fixed rate of the security of 5.5% as the discount rate. The difference in the present value and the carrying value of the security was the OTTI credit portion. The security is currently booked at a fair value of $2,282 at December 31, 2009 and during the year ended December 31, 2009 the Company has recognized a write-down of $179, through non-interest income representing other-than-temporary impairment.
The Company holds a private label class 2A1 collateralized mortgage obligation that was analyzed with multiple stress scenarios using conservative assumptions for underlying collateral defaults, loss severity, and prepayments. The average principal at risk given the stress scenarios was calculated at 0.34%, and then analyzed using the present value of the future cash flows using the fixed rate of the security of 5.5% as the discount rate. The difference in the present value and the carrying value of the security was the OTTI credit portion. The security is currently booked at a fair value of $940 at December 31, 2009 and during the year ended December 31, 2009 the Company has recognized a write-down of $19, through non-interest income representing other-than-temporary impairment.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
NOTE 2 — SECURITIES (Continued)
The following table presents more detail on selective Company security holdings as of year-end 2009. These details are listed separately due to the inherent level of risk for OTTI on these securities.

						Present
		Current				Value
		Credit	Book	Fair	Unrealized	Discounted
Description	Cusip#	Rating	Value	Value	Loss	Cash Flow

Collateralized mortgage obligations
Wells Fargo — 2007 — 4 A21	94985RAW2	B3	$2,820	$2,281	$(539)	$2,820
Wells Fargo — 2005 — 5 2A1	94982MAE6	Ba1	991	940	(51)	991

			$3,811	$3,221	$(590)	$3,811

Trust preferred securities
PreTSL IV	74040TAD5	Ca	$183	$132	$(51)	$184
West Tennessee Bancshares, Inc.	956192AA6	N/A	750	638	(112)	750

			$933	$770	$(163)	$934

The following table presents a roll-forward of the amount of credit losses on the Company’s investment securities recognized in earnings for the year ended December 31, 2009:

Beginning balance of credit losses at January 1, 2009	$—
Other-than-temporary impairment credit losses	1,678

Ending balance of cumulative credit losses recognized in earnings	$1,678

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
NOTE 3 — LOANS
Loans at year-end were as follows:

	2009	2008

Commercial real estate	$1,306,398	$1,430,225
Residential real estate	392,365	397,922
Commercial	274,346	315,099
Consumer	83,382	89,733
Other	2,117	4,656
Unearned interest	(14,801)	(14,245)

Loans, net of unearned interest	$2,043,807	$2,223,390

Allowance for loan losses	$(50,161)	$(48,811)

Activity in the allowance for loan losses is as follows:

	2009	2008	2007

Beginning balance	$48,811	$34,111	$22,302
Reserve acquired in acquisition	—	—	9,022
Provision for loan losses	50,246	52,810	14,483
Loans charged off	(54,890)	(41,269)	(13,471)
Recoveries of loans charged off	5,994	3,159	1,775

Balance, end of year	$50,161	$48,811	$34,111

Impaired loans were as follows:

	2009	2008	2007

Loans with no allowance allocated	$89,292	$29,602	$—
Loans with allowance allocated	$25,946	$17,613	$36,267
Amount of allowance allocated	5,737	2,651	5,440
Average impaired loan balance during the year	125,280	48,347	16,276
Interest income not recognized during impairment	558	619	237
Interest income actually recognized on these loans during 2009, 2008 and 2007 was $2,842, $2,135 and $1,977, respectively.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
NOTE 3 — LOANS (Continued)
Nonperforming loans were as follows:

	2009	2008

Loans past due 90 days still on accrual	$147	$509
Nonaccrual loans	75,411	30,926

Total	$75,558	$31,435

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
The Company may elect to formally restructure a loan due to the weakening credit status of a borrower so that the restructuring may facilitate a repayment plan that minimizes the potential losses that the Company may have to otherwise incur. At December 31, 2009, the Company had $16,061 of restructured loans of which $4,429 was classified as non-accrual and the remaining were performing. The Company had taken charge-offs of $1,743 on the restructured non-accrual loans as of December 31, 2009. There were no restructured loans at December 31, 2008.
The aggregate amount of loans to executive officers and directors of the Company and their related interests was approximately $4,936 and $18,355 at year-end 2009 and 2008, respectively. During 2009 and 2008, new loans aggregating approximately $10,545 and $30,560, respectively, and amounts collected of approximately $23,964 and $27,707, respectively, were transacted with such parties.
NOTE 4 — FAIR VALUE DISCLOSURES
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
December 31, 2009, 2008 and 2007
NOTE 4 — FAIR VALUE DISCLOSURES (continued)
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
Impaired Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with GAAP. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2009, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
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
December 31, 2009, 2008 and 2007
NOTE 4 — FAIR VALUE DISCLOSURES (continued)
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Below is a table that presents information about certain assets and liabilities measured at fair value at year-end 2009 and 2008:

				Total Carrying	Assets/Liabilities
	Fair Value Measurement Using			Amount in	Measured at Fair
Description	Level 1	Level 2	Level 3	Balance Sheet	Value
2009
Securities available for sale
U.S. government agencies	$—	$52,048	$—	$52,048	$52,048
States and political subdivisions	—	32,192	—	32,192	32,192
Collateralized mortgage obligations	—	44,677	—	44,677	44,677
Mortgage-backed securities	—	16,892	—	16,892	16,892
Trust preferred securities	—	1,277	638	1,915	1,915

2008
Securities available for sale
U.S. government agencies	$—	$98,806	$—	$98,806	$98,806
States and political subdivisions	—	31,804	—	31,804	31,804
Collateralized mortgage obligations	—	68,373	—	68,373	68,373
Mortgage-backed securities	—	2,086	—	2,086	2,086
Trust preferred securities	—	2,493	—	2,493	2,493
Level 3 Valuations
Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.
Currently the Company has one trust preferred security that is considered Level 3. For more information on this security please refer to Note 2 — Securities.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
NOTE 4 — FAIR VALUE DISCLOSURES (continued)
The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs.

2009

Beginning balance	$—
Total gains or (loss) (realized/unrealized)
Included in earnings	(778)
Included in other comprehensive income	(112)
Paydowns and maturities	—
Transfers into Level 3	1,528

Ending balance	$638

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below for year-end 2009 and 2008.

				Total Carrying	Assets/Liabilities
	Fair Value Measurement Using			Amount in	Measured at Fair
Description	Level 1	Level 2	Level 3	Balance Sheet	Value
2009
Other real estate	$—	$—	$23,508	$23,508	$23,508
Impaired loans	—	—	57,914	57,914	57,914

Total assets at fair value	$—	$—	$81,422	$81,422	$81,422

2008
Impaired loans	—	—	43,364	43,364	43,364

Total assets at fair value	$—	$—	$43,364	$43,364	$43,364

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
NOTE 4 — FAIR VALUE DISCLOSURES (Continued)
The carrying value and estimated fair value of the Company’s financial instruments are as follows at year-end 2009 and 2008.

	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$221,494	$221,494	$198,358	$198,358
Securities available for sale	147,724	147,724	203,562	203,562
Securities held to maturity	626	638	657	601
Loans held for sale	1,533	1,552	442	445
Loans, net	1,993,646	1,950,684	2,174,579	2,135,732
FHLB and other stock	12,734	12,734	13,030	13,030
Cash surrender value of life insurance	30,277	30,277	29,539	29,539
Accrued interest receivable	9,130	9,130	10,808	10,808

Financial liabilities:
Deposit accounts	$2,084,896	$2,095,611	$2,184,147	$2,195,459
Federal funds purchased and repurchase agreements	24,449	24,449	35,302	35,302
FHLB Advances and notes payable	171,999	176,602	229,349	232,731
Subordinated debentures	88,662	70,527	88,662	74,570
Accrued interest payable	2,561	2,561	6,828	6,828
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
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
NOTE 5 — PREMISES AND EQUIPMENT
Year-end premises and equipment follows:

	2009	2008

Land	$18,372	$18,453
Premises	61,809	59,789
Leasehold improvements	3,061	3,055
Furniture, fixtures and equipment	25,222	24,117
Automobiles	112	122
Construction in progress	2,162	2,533

	110,738	108,069
Accumulated depreciation	(28,920)	(24,710)

	$81,818	$83,359

Rent expense for operating leases was $1,223 for 2009, $1,216 for 2008, and $1,087 for 2007. Rent commitments under noncancelable operating leases were as follows, before considering renewal options that generally are present:

2010	$1,122
2011	1,018
2012	900
2013	709
2014	462
Thereafter	1,082

Total	$5,293

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The change in the amount of goodwill is as follows:

	2009	2008

Beginning of year	$143,389	$143,140
Impairment	(143,389)	—
Adjustment to Goodwill[1]	—	249

End of year	$—	$143,389

[1]	Goodwill was adjusted for a correction of a deferred tax asset associated with the CVBG acquisition in 2007.
Goodwill was no longer amortized starting in 2002; however, it is evaluated annually for impairment.
In conjunction with significant acquisitions, the Company engages a third party to assist management in the valuation of financial assets acquired and liabilities assumed. At least annually thereafter, or more frequently as conditions warrant, the goodwill and intangible assets are evaluated for impairment. An impairment loss is recognized to the extent that the carrying value is determined to exceed the asset’s fair value. The impairment analysis is a two step process. First, a comparison of the reporting unit’s estimated fair value is compared to its carrying value, including goodwill, and if the estimated fair value of the reporting unit exceeds its carrying value, goodwill is deemed to be non-impaired. If the first step is not successfully achieved, a second step involving the calculation of an implied fair value, as determined in a manner similar to the amount of the goodwill calculated in a business combination is conducted. This second step process involves the measurement of the excess of the estimated fair value over the aggregate estimated fair value as if the reporting unit was being acquired in a business combination. Based on the results and analysis of the step one assessment, management determined that there was impairment of goodwill during 2009 and the steps taken are described in the following paragraph.
At year-end 2008 the Company obtained an independent evaluation of goodwill based upon a discounted present value analysis of cash flows. The results obtained at that time, compared with the market price of the stock at year-end 2008, indicated that there was no goodwill impairment. During the latter part of the first quarter of 2009, the Company’s stock price began to decline and by the end of the quarter the stock price was trading relatively close to tangible book value. In the Company’s 2009 first quarter Form 10-Q, the Company indicated that it would monitor this situation closely and if this condition were deemed to be other than a temporary aberration in the market, it would re-evaluate goodwill for impairment. During the second quarter of 2009, the Company’s stock price declined from a high of $9.73 per share to a low of $4.14 per share, closing on June 30, 2009 at $4.48 per share. From the end of June 2009 the Company consistently observed the price of the Company’s stock trading in the mid $3.00 per share range. Short sale activity in the Company’s stock continued to escalate and totaled 2,510,519 shares by June 30, 2009 or 19.1% of outstanding shares. During the latter part of the second quarter, the Company performed an interim impairment valuation analysis on its intangible assets and placed more emphasis on the trading value of the Company’s stock due to the steep market price decline and the duration of time its stock was trading below both book value and tangible book value. As a result of the continued and prolonged decline in the second quarter of the Company’s stock price, compared with the tangible common book value of $11.88 per share at June 30, 2009, the non-cash goodwill impairment charge was deemed appropriate. During the final days of June, the Company’s stock was removed from the Russell 3000 Index based upon the Russell’s market capitalization criteria and on June 25, 2009, 2,286,900 shares of the Company’s stock were traded during market hours as institutional investors rebalanced their positions creating significant downward pressure on the price of the Company’s stock. This event, in conjunction with the adverse trend noted during the quarter in updated real estate valuations, created a triggering event for the revaluation of goodwill impairment at June 30, 2009. The Company undertook a Step 2 analysis of goodwill in accordance with GAAP, based upon the then current market value of the Company’s stock price. The Step 2 analysis indicated that the fair value of the Company was less than the aggregate fair values of assets and liabilities assigned, relative to tangible book value, and determined that the Goodwill Impairment charge of $143,389 was appropriate. The previously described events did not exist at December 31, 2008. As such, the Company did not believe a change from evaluating goodwill impairment using a discounted cash flow analysis was warranted at that time.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS (continued)
Core deposit and other intangible
The change in core deposit and other intangibles is as follows:

Core deposit intangibles	2009	2008

Gross carrying amount	$19,796	$19,796

Accumulated amortization, beginning of year	(8,304)	(5,805)
Amortization	(2,499)	(2,499)

Accumulated amortization, end of year	(10,803)	(8,304)

End of year	$8,993	$11,492

Other intangibles	2009	2008

Gross carrying amount	$745	$745

Accumulated amortization, beginning of year	(152)	(49)
Amortization	(251)	(103)

Accumulated amortization, end of year	(403)	(152)

End of year	$342	$593

Estimated amortization expense for each of the next five years is as follows:

2010	$2,595
2011	2,541
2012	2,411
2013	1,671
2014	117

Total	$9,335

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
NOTE 7 — DEPOSITS
Deposits at year-end were as follows:

	2009	2008
Noninterest-bearing demand deposits	$177,602	$176,685
Interest-bearing demand deposits	837,268	531,983
Savings deposits	86,166	62,230
Brokered deposits	6,584	376,796
Time deposits	976,476	1,036,453

Total deposits	$2,084,096	$2,184,147

Brokered and time deposits of $100 or more were $395,595 and $767,240 at year-end 2009 and 2008, respectively.
Scheduled maturities of brokered and time deposits for the next five years and thereafter were as follows:

2010	$807,132
2011	60,956
2012	92,525
2013	1,943
2014	16,945
Thereafter	3,559
The aggregate amount of deposits of executive officers and directors of the Company and their related interests was approximately $3,611 and $3,480 at year-end 2009 and 2008, respectively.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
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
Information concerning securities sold under agreements to repurchase at year-end 2009, 2008 and 2007 is as follows:

	2009	2008	2007

Average balance during the year	$28,008	$74,881	$70,601
Average interest rate during the year	0.10%	1.57%	4.06%
Maximum month-end balance during the year	$35,935	$98,925	$114,045
Weighted average interest rate at year-end	0.10%	0.10%	3.25%
FHLB advances and notes payable consist of the following at year-end:

	2009	2008
Short-term borrowings
Fixed rate FHLB advance, 4.04%
Maturing December 209	$—	$10,000

Variable rate FHLB advances at 5.00% to 5.31%
Maturing December 2010	12,000	19,500

Total short-term borrowings	12,000	29,500

Long-term borrowings
Fixed rate FHLB advances, from 1.50% to 6.35%,
Various maturities through June 2023	159,999	162,849

Variable rate FHLB advances, from 5.00% to 5.75%,
$25,000 paid-off December 2009 and $12,000 reclassified to short-term borrowings	—	37,000

Total long-term borrowings	159,999	199,849

Total borrowings	$171,999	$229,349

Each advance is payable at its maturity date; however, prepayment penalties are required if paid before maturity. The fixed rate advances include $155,000 of advances that are callable by the FHLB under certain circumstances. The variable rate advances are convertible to a 3-month LIBOR rate at the discretion of the FHLB. The advances are collateralized by a required blanket pledge of qualifying mortgage, commercial, agricultural and home equity lines of credit loans and securities totaling $552,721 and $566,297 at year-end 2009 and 2008, respectively.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
NOTE 8 — BORROWINGS (Continued)
Scheduled maturities of FHLB advances and notes payable over the next five years and thereafter are as follows:

Total

2010	$12,354
2011	15,342
2012	65,357
2013	369
2014	10,377
Thereafter	68,200

$171,999

At year-end 2009, the Company had approximately $70,000 of federal funds lines of credit available from correspondent institutions.
In September 2003, the Company formed Greene County Capital Trust I (“GC Trust I”). GC Trust I issued $10,000 of variable rate trust preferred securities as part of a pooled offering of such securities. The Company issued $10,310 subordinated debentures to the GC Trust I in exchange for the proceeds of the offering, which debentures represent the sole asset of GC Trust I. The debentures pay interest quarterly at the three-month LIBOR plus 2.85% adjusted quarterly (3.13% and 7.67% at year-end 2009 and 2008, respectively). Subject to the limitations on repurchases resulting from the Company’s participation in the CPP, the Company may redeem the subordinated debentures, in whole or in part, at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2033.
In June 2005, the Company formed Greene County Capital Trust II (“GC Trust II”). GC Trust II issued $3,000 of variable rate trust preferred securities as part of a pooled offering of such securities. The Company issued $3,093 subordinated debentures to the GC Trust II in exchange for the proceeds of the offering, which debentures represent the sole asset of GC Trust II. The debentures pay interest quarterly at the three-month LIBOR plus 1.68% adjusted quarterly (1.93% and 3.68% at year-end 2009 and 2008, respectively). Subject to the limitations on repurchases resulting from the Company’s participation in the CPP, the Company may redeem the subordinated debentures, in whole or in part, beginning September 2010 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2035.
In May 2007, the Company formed GreenBank Capital Trust I (“GB Trust I”). GB Trust I issued $56,000 of variable rate trust preferred securities as part of a pooled offering of such securities. The Company issued $57,732 subordinated debentures to the GB Trust I in exchange for the proceeds of the offering, which debentures represent the sole asset of GB Trust I. The debentures pay interest quarterly at the three-month LIBOR plus 1.65% adjusted quarterly (1.90% and 3.65% at year-end 2009 and 2008). Subject to the limitations on repurchases resulting from the Company’s participation in the CPP, the Company may redeem the subordinated debentures, in whole or in part, beginning June 2012 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2037.
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
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
NOTE 8 — BORROWINGS (Continued)
In December 2005 CS Trust I issued $13,000 of variable rate trust preferred securities as part of a pooled offering of such securities. CVBG issued $13,403 subordinated debentures to the CS Trust I in exchange for the proceeds of the offering, which debentures represent the sole asset of CS Trust I. The debentures pay interest quarterly at the three-month LIBOR plus 1.54% adjusted quarterly (1.79% and 3.54% at year-end 2009 and 2008). Subject to the limitations on repurchases resulting from the Company’s participation in the CPP, the Company may redeem the subordinated debentures, in whole or in part, beginning March 2011 at a price of 100% of face value. The subordinated debentures must be redeemed no later than March 2036.
In July 2001 CCS Trust II issued $4,000 of variable rate trust preferred securities as part of a pooled offering of such securities. CVBG issued $4,124 subordinated debentures to the CCS Trust II in exchange for the proceeds of the offering, which debentures represent the sole asset of CCS Trust II. The debentures pay interest quarterly at the three-month LIBOR plus 3.58% adjusted quarterly (3.86% and 7.00% at year-end 2009 and 2008). Subject to the limitations on repurchases resulting from the Company’s participation in the CPP, the Company may redeem the subordinated debentures, in whole or in part, at a price of 100% of face value. The subordinated debentures must be redeemed no later than July 2031.
In accordance with ASC 810, GC Trust I, GC Trust II, GB Trust I, CS Trust I and CCS Trust II are not consolidated with the Company. Accordingly, the Company does not report the securities issued by GC Trust I, GC Trust II, GB Trust I, CS Trust I and CCS Trust II as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by each Trust. However, the Company has fully and unconditionally guaranteed the repayment of the variable rate trust preferred securities. These trust preferred securities currently qualify as Tier 1 capital for regulatory capital requirements of the Company.
NOTE 9 — BENEFIT PLANS
The Company has a profit sharing plan which allows employees to contribute from 1% to 20% of their compensation. The Company contributes an additional amount at a discretionary rate established annually by the Board of Directors. Company contributions to the Plan were $409, $1,535 and $1,320 for 2009, 2008 and 2007, respectively. Effective July 2009 the Company suspended contributions to the profit sharing plan and will reevaluate re-instating these contributions in the future when economic conditions are more favorable.
Directors have deferred some of their fees for future payment, including interest. The amount accrued for deferred compensation was $2,637 and $2,847 at year-end 2009 and 2008. Amounts expensed under the Plan were $27, $207 and $330 during 2009, 2008, and 2007, respectively. During 2009 the Company modified the annual earning crediting rate formula as follows; The annual crediting rate will be 100% of the annual return on stockholders’ equity with a 4% floor and a 12% ceiling, for the year then ended, on balances in the Plan until the director experiences a separation from services, and, thereafter, at a earnings crediting rate based on 75% of the Company’s return on average stockholders’ equity for the year then ending with a 3% floor and a 9% ceiling. During 2008 the Company used a formula which provided an annual earnings crediting rate based on 75% of the annual return on average stockholders’ equity, for the year then ended, on balances in the Plan until the director experiences a separation from service, and, thereafter, at an earnings crediting rate of 56.25% of the Company’s return on average stockholders’ equity for the year then ending. The return on annual shareholders’ equity was negative in 2008 and no earnings were credited for 2008. Also certain officers of the Company are participants under a Supplemental Executive Retirement Plan. The amount accrued for future payments under this Plan was $1,409 and $1,098 at year-end 2009 and 2008, respectively. Amounts expensed under the Plan were $312, $283 and $253 during 2009, 2008 and 2007, respectively. Related to these plans, the Company purchased single premium life insurance contracts on the lives of the related participants. The cash surrender value of these contracts is recorded as an asset of the Company.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
NOTE 10 — INCOME TAXES
Income tax expense (benefit) is summarized as follows:

	2009	2008	2007

Current — federal	$(12,906)	$(221)	$13,161
Current — state	(2,476)	(53)	2,096
Deferred — federal	(1,397)	(3,649)	(927)
Deferred — state	(257)	(725)	(184)

	$(17,036)	$(4,648)	$14,146

Deferred income taxes reflect the effect of “temporary differences” between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws. The tax effects of the primary temporary differences giving rise to the Company’s net deferred tax assets and liabilities are as follows:

	2009		2008
	Assets	Liabilities	Assets	Liabilities

Allowance for loan losses	$19,675	$—	$19,146	$—
Deferred compensation	1,973	—	1,962	—
Purchase accounting adjustments	672	—	815	—
Depreciation	—	(2,129)	—	(2,059)
FHLB dividends	—	(1,658)	—	(1,717)
Core deposit intangible	—	(4,860)	—	(5,371)
Unrealized (gain) loss on securities	—	(122)	428	—
Other	49	—	—	(708)

Total deferred income taxes	$22,369	$(8,769)	$22,351	$(9,855)

GAAP requires companies to assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. As part of this assessment, significant weight is given to evidence that can be objectively verified. The analysis performed as of December 31, 2009 determined that no valuation allowance was needed at this time. The deferred tax assets will be analyzed quarterly for changes affecting realization, and there can be no assurance that a valuation allowance will not be necessary in future periods.
A reconciliation of expected income tax expense (benefit) at the statutory federal income tax rate of 35% with the actual effective income tax rates is as follows:

	2009	2008	2007

Statutory federal tax rate	(35.0%)	(35.0%)	35.0%
State income tax, net of federal benefit	(1.1)	(5.2)	3.2
Tax exempt income	(0.5)	(8.0)	(2.7)
Goodwill impairment	26.4	—	—
Other	—	1.8	1.2

	(10.2%)	(46.4%)	36.7%

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
NOTE 10 — INCOME TAXES (Continued)
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) interpretive guidance on accounting for uncertainty in income taxes. This Interpretation provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. As a result of the implementation of this guidance, the Company recognized an approximately $800 decrease in the liability for unrecognized tax benefits which was accounted for as an increase to the January 1, 2007, balance of retained earnings.
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

The Company had no unrecognized tax benefits related to Federal or State income tax matters as of December 31, 2009 and 2008.
The Company recognizes accrued interest and penalties related to uncertain tax positions in tax expense. At the date of adoption of interpretive guidance on accounting for uncertainty in income taxes, the Company had recognized approximately $150 for the payment of interest and penalties.
The Company’s Federal returns are open and subject to examination for the years of 2006, 2007 and 2008. The Company’s State returns are open and subject to examination for the years of 2006, 2007 and 2008.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
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
Financial instruments with off-balance-sheet risk were as follows at year-end:

	2009	2008

Commitments to make loans — fixed	$1,202	$9,221
Commitments to make loans — variable	4,718	9,427
Unused lines of credit	239,374	356,640
Letters of credit	30,107	46,539
The fixed rate loan commitments have interest rates ranging from 5.49% to 9.25% and maturities ranging from one to ten years. Letters of credit are considered financial guarantees under ASC 460. These instruments are carried at fair value, which was immaterial at year-end 2009 and 2008.
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
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
NOTE 12- CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (continued)
Based on the most recent notifications from its regulators, the Bank is well capitalized under the regulatory framework for prompt corrective action. Management believes that as of December 31, 2009, the Company and the Bank met all capital adequacy requirements to which they are subject and was not aware of any conditions or events that would affect the Bank’s well capitalized status. Actual capital levels and minimum required levels (in millions) were as follows:

					Minimum Amounts to
					be Well Capitalized
			Minimum Required		Under Prompt
			for Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Actual	Ratio (%)	Actual	Ratio (%)	Actual	Ratio (%)
2009
Total Capital (to Risk Weighted Assets)
Consolidated	$318.5	14.9	$171.0	8.0	$213.8	10.0
Bank	317.4	14.9	170.7	8.0	213.4	10.0
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$291.5	13.6	$85.5	4.0	$128.3	6.0
Bank	290.4	13.6	85.4	4.0	128.0	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$291.5	10.7	$108.6	4.0	$135.8	5.0
Bank	290.4	10.7	108.6	4.0	135.7	5.0

2008
Total Capital (to Risk Weighted Assets)
Consolidated	$344.0	14.9	$184.8	8.0	$231.1	10.0
Bank	335.8	14.6	184.4	8.0	230.5	10.0
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$315.0	13.6	$92.4	4.0	$138.6	6.0
Bank	306.8	13.3	92.2	4.0	138.3	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$315.0	11.3	$111.9	4.0	$139.9	5.0
Bank	306.8	11.0	111.8	4.0	139.7	5.0
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
In general, the Bank may not declare or pay a dividend to the Company in excess of 100% of its net retained profits for the current year combined with its net retained profits for the preceding two calendar years without prior approval of the Commissioner of the Tennessee Department of Financial Institutions. The Bank’s ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. The Bank’s ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher in the future than existing minimum regulatory capital requirements. The FDIC also has the authority to prohibit the payment of dividends by a bank when it determines such payments would constitute an unsafe and unsound banking practice. In addition, income tax considerations may limit the ability of the Bank to make dividend payments in excess of its current and accumulated tax “earnings and profits” (“E&P”). Annual dividend distributions in excess of E&P could result in a tax liability based on the amount of excess earnings distributed and current tax rates.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
NOTE 12- CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (continued)
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
The preferred stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per year, for the first five years, and 9% per year thereafter. The Warrant has a 10-year term and an exercise price, subject to anti-dilution adjustments, equal to $17.06 per share of common stock.
The Company is permitted to redeem the Series A preferred stock at any time, without penalty, subject to the U.S. Treasury’s consultation with the Company’s and the Bank’s appropriate regulatory agency.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
NOTE 13 — STOCK-BASED COMPENSATION
The Company maintains a 2004 Long-Term Incentive Plan, as amended (the “Plan”), whereby a maximum of 500,000 shares of common stock may be issued to directors and employees of the Company and the Bank. The Plan provides for the issuance of awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, deferred share units and performance awards. Stock options granted under the Plan are typically granted at exercise prices equal to the fair market value of the Company’s common stock on the date of grant and typically have terms of ten years and vest at an annual rate of 20%. Shares of restricted stock awarded under the Plan have restrictions that expire within the vesting period of the award which range from 12 months to 60 months. At December 31, 2009, 163,391 shares remained available for future grant. The compensation cost related to options that has been charged against income for the Plan was approximately $387, $456 and $472 for the years ended December 31, 2009, 2008 and 2007, respectively. The compensation cost related to restricted stock that has been charged against income for the Plan was approximately $299 and $303 for the years ended December 31, 2009 and 2008, respectively. No restricted stock was issued during 2007. As of December 31, 2009, there was $511 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.4 years.
Stock Options
The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company did not grant any incentive stock options for 2009 or 2008.
A summary of stock option activity under the Plan for the three years ended December 31, 2009, 2008 and 2007 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2007	425,757	$23.43
Granted	75,473	35.89
Exercised	(38,530)	19.22
Forfeited	(10,623)	29.80

Outstanding at December 31, 2007	452,077	$25.72
Granted	—	—
Exercised	(9,759)	12.63
Forfeited	(1,565)	30.65
Expired	(16,310)	23.00

Outstanding at December 31, 2008	424,443	$26.10
Granted	—	—
Exercised	—	—
Forfeited	(1,374)	32.05
Expired	(33,800)	25.58

Outstanding at December 31, 2009	389,269	$26.13	4.7 years	$—

Options exercisable at December 31, 2009	304,809	$24.44	4.1 years	$—

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
NOTE 13 — STOCK-BASED COMPENSATION (Continued)
The total aggregate intrinsic value of stock options (which is the amount by which the stock price exceeded the exercise price of the stock options) exercised during the years ended December 31, 2009 and 2008, was $0 and $16, respectively. The total fair value of stock options vesting during the years ended December 31, 2009 and 2008 was $450 and $480, respectively.
During the year-ended December 31, 2009, there was no exercise of stock options.
Stock options outstanding at year-end 2009 were as follows:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Number	Remaining	Exercise	Number	Remaining	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Outstanding	Contractual Life	Price

$12.24 - $15.00	24,142	2.8	$12.95	24,142	2.8	$12.95

$15.01 - $20.00	77,698	2.8	$17.63	77,698	2.8	$17.63

$20.01 - $25.00	50,635	4.1	$23.36	50,635	4.1	$23.36

$25.01 - $30.00	138,085	5.7	$28.02	96,748	5.6	$27.86

$30.01 - $36.32	98,709	5.5	$34.82	55,586	4.2	$34.00

Total	389,269			304,809

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
NOTE 13 — STOCK-BASED COMPENSATION (Continued)
Restricted Stock
A summary of restricted stock activity under the Plan for the year ended December 31, 2009 and 2008 is presented below. No restricted stock activity occurred for the year ended December 31, 2007.

		Weighted
		Average
		Price Per
	Shares	Share
Balance at January 1, 2008	—	$—
Granted:
Non-employee Directors	7,852	16.56
Executive officers & management	62,015	19.20
Cancelled:
Non-employee Directors	—	—
Executive officers & management	(8,960)	19.44

Balance at December 31, 2008	60,907	18.83
Granted:
Non-employee Directors	7,060	7.08
Non-executive officers & management	56,934	7.08
Vested:
Non-employee Directors	(7,852)	16.56
Executive officers, non-executive officers & management	(10,584)	19.16
Cancelled:
Non-employee Directors	—	—
Non-executive officers & management	(5,207)	14.98

Balance at December 31, 2009	101,258	$11.74

Weighted-average fair value of nonvested stock awards granted during the year ended December 31,
2009	$7.08

2008	$18.93

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
NOTE 13 — STOCK-BASED COMPENSATION (Continued)
Cash Settled Stock Appreciation Rights
During the years ended December 31, 2009 and 2008 the Company granted cash-settled stock appreciation rights (“SAR’s”) awards to non-employee Directors, executive officers and select employees. During the year ended December 31, 2007 only select employees received SAR’s. Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise of each SAR, for the difference between the appreciation in market value of a specified number of shares of the Company’s Common Stock over the award’s exercise price. The SAR’s vest over the same period as the stock option awards issued and the restricted stock grants and can only be exercised in tandem with the stock option awards or vesting of the restricted stock grants. The per-share exercise price of an SAR is equal to the closing market price of a share of the Company’s common stock on the date of grant. For the year ended December 31, 2009 the Company recognized a recovery in expense of $24 and for the year ended December 31, 2008 the Company recognized an expense of $39 related to outstanding awarded SAR’s. As of December 31, 2009, there was an estimated $26 of unrecognized compensation cost related to SAR’s. The cost, measured at each reporting period until the award is settled, is expected to be recognized over a weighted average period of 1.9 years. As of December 31, 2009, no cash settled SAR’s had been exercised and as such, no share-based liabilities were paid.
A summary of the SAR activity during years ended December 31, 2009, 2008 and 2007 is presented below.

		Weighted
		Average
		Price Per
	SAR’s	Share
Balance at January 1, 2007	—	$—
Granted:
Executive officers	19,000	34.63

Balance at December 31, 2007	19,000	34.63
Granted:
Non-employee Directors	7,852	16.56
Executive officers & management	62,015	19.20
Cancelled/Expired:
Non-employee Directors	—	—
Executive officers & management	(8,960)	19.44

Balance at December 31, 2008	79,907	$22.58
Granted:
Non-employee Directors	7,060	7.08
Non-executive officers & management	56,934	7.08
Cancelled/Expired:
Non-employee Directors	(7,852)	16.56
Non-executive officers & management	(15,817)	17.78

Balance at December 31, 2009	120,232	$15.36

Weighted-average fair value of cash-settled SAR’s granted during the year ended December 31,
2009	$7.08

2008	$18.93

2007	$34.63

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
NOTE 13 — STOCK-BASED COMPENSATION (Continued)
The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of the SAR’s at the time of grant for the periods ending December 31.

	2009	2008	2007
Risk-free interest rate	0.67% — 1.89%	3.81% — 3.85%	4.58%
Volatility	40.18%	29.46% - 32.81%	26.92%
Expected life	1 - 5 years	1 - 5 years	8 years
Dividend yield	7.34%	3.54%	1.80%
Cash-settled SAR’s awarded in stock-based payment transactions are accounted for under ASC 718 which classifies these awards as liabilities. Accordingly, the Company records these awards as a component of other non-current liabilities on the balance sheet. For liability awards, the fair value of the award, which determines the measurement of the liability on the balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability award are recorded as increases or decreases in compensation cost, either immediately or over the remaining service period, depending on the vested status of the award.
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
December 31, 2009, 2008 and 2007
NOTE 14 — EARNINGS PER SHARE
A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations are presented below.

	2009	2008	2007
Basic Earnings Per Share

Net income (loss)	$(150,694)	$(5,360)	$24,374
Less: preferred stock dividends and accretion of discount on warrants	4,982	92	—

Net income (loss) available to common shareholders	$(155,676)	$(5,452)	$24,374

Weighted average common shares outstanding	13,068,407	12,932,576	11,756,699

Basic earnings (loss) per share	$(11.91)	$(0.42)	$2.07

Diluted Earnings Per Share

Net income (loss)	$(150,694)	$(5,360)	$24,374
Less: preferred stock dividends and accretion of discount on warrants	4,982	92	—

Net income (loss) available to common shareholders	$(155,676)	$(5,452)	$24,374

Weighted average common shares outstanding	13,068,407	12,932,576	11,756,699

Add: Dilutive effects of assumed conversions of restricted stock and exercises of stock options and warrants	—	58,214	42,443

Weighted average common and dilutive potential common shares outstanding(1) (2)	13,068,407	12,990,790	11,799,142

Diluted earnings (loss) per share(1) (2)	$(11.91)	$(0.42)	$2.07

[1]	Diluted weighted average shares outstanding for 2009 excludes 96,971 shares of unvested restricted stock because they are anti-dilutive and is equal to weighted average common shares outstanding.

[2]	Stock options and warrants of 1,058,992, 387,121 and 114,115 were excluded from the 2009, 2008 and 2007 diluted earnings per share because their impact was anti-dilutive.

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
NOTE 15 — PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
BALANCE SHEETS
Years ended December 31, 2009 and 2008

	2009	2008

ASSETS
Cash and due from financial institutions	$3,081	$5,511
Investment in subsidiary	308,831	459,046
Other	4,692	6,560

Total assets	$316,604	$471,117

LIABILITIES
Subordinated debentures	$88,662	$88,662
Other liabilities	1,173	1,224

Total liabilities	89,835	89,886

Shareholders’ equity	226,769	381,231

Total liabilities and shareholders’ equity	$316,604	$471,117

STATEMENTS OF INCOME
Years ended December 31, 2009, 2008, and 2007

	2009	2008	2007

Dividends from subsidiary	$3,000	$13,600	$6,757
Other income	180	241	145
Interest expense	(2,577)	(4,555)	(4,513)
Other expense	(1,718)	(2,022)	(921)

Income before income taxes	(1,115)	7,264	1,468
Income tax benefit	(1,488)	(2,330)	(2,096)
Equity in undistributed net income (loss) of subsidiary	(151,067)	(14,954)	20,810

Net income (loss)	(150,694)	(5,360)	24,374
Preferred stock dividends and accretion of discount on warrants	4,982	92	—

Net income (loss) available to common shareholders	$(155,676)	$(5,452)	$24,374

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
NOTE 15 — PARENT COMPANY CONDENSED FINANCIAL STATEMENTS (Continued)
STATEMENTS OF CASH FLOWS
Years ended December 31, 2009, 2008, and 2007

	2009	2008	2007
Operating activities
Net income (loss)	$(150,694)	$(5,360)	$24,374
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Undistributed (net income) loss of subsidiaries	151,067	14,954	(20,810)
Stock compensation expense	686	759	472
Change in other assets	1,868	(1,413)	(3,871)
Change in liabilities	(412)	(14)	(658)

Net cash provided (used) by operating activities	2,515	8,926	(493)

Investing activities
Capital investment in bank subsidiary	—	(77,278)	(43,141)

Net cash used in investing activities	—	(77,278)	(43,141)

Financing activities
Preferred stock dividends paid	(3,232)	—	—
Common stock dividends paid	(1,713)	(6,779)	(8,386)
Proceeds from issuance of preferred stock	—	72,278	—
Proceeds from issuance of common stock	—	111	497
Proceeds from subordinated debentures	—	—	57,732
Tax benefit resulting from stock options	—	5	137

Net cash provided (used in) financing activities	(4,945)	65,615	49,980

Net change in cash and cash equivalents	(2,430)	(2,737)	6,346

Cash and cash equivalents, beginning of year	5,511	8,248	1,902

Cash and cash equivalents, end of year	$3,081	$5,511	$8,248

NOTE 16 — OTHER COMPREHENSIVE INCOME
Other comprehensive income components were as follows.

	2009	2008	2007
Unrealized holding gains and (losses) on securities available for sale, net of tax of $1,105, ($357) and $978, respectively	$1,712	$(553)	$1,610
Reclassification adjustment for losses (gains) realized in net income, net of tax of ($555), ($1,044) and $16, respectively	(860)	(1,617)	26

Other comprehensive income (loss)	$852	$(2,170)	$1,636

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
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

		Other	Holding		Total
2009	Banking	Segments	Company	Eliminations	Segments
Net interest income	$74,628	$8,474	$(2,577)	$—	$80,525
Provision for loan losses	47,483	2,763	—	—	50,246
Noninterest income	30,258	2,127	180	(987)	31,578
Noninterest expense	223,989	4,868	1,717	(987)	229,587
Income tax expense (benefit)	(16,712)	1,164	(1,488)	—	(17,036)

Segment profit (loss)	$(149,874)	$1,806	$(2,626)	$—	$(150,694)

Segment assets	$2,568,926	$42,251	$7,962	$—	$2,619,139

		Other	Holding		Total
2008	Banking	Segments	Company	Eliminations	Segments
Net interest income	$91,900	$7,680	$(4,555)	$—	$95,025
Provision for loan losses	50,074	2,736	—	—	52,810
Noninterest income	32,012	2,231	241	(870)	33,614
Noninterest expense	79,548	5,137	2,022	(870)	85,837
Income tax expense (benefit)	(3,118)	800	(2,330)	—	(4,648)

Segment profit (loss)	$(2,592)	$1,238	$(4,006)	$—	$(5,360)

Segment assets	$2,895,163	$39,846	$9,662	$—	$2,944,671

		Other	Holding		Total
2007	Banking	Segments	Company	Eliminations	Segments
Net interest income	$92,562	$6,604	$(4,513)	$—	$94,653
Provision for loan losses	12,636	1,847	—	—	14,483
Noninterest income	26,158	2,761	145	(1,386)	27,678
Noninterest expense	64,548	5,246	920	(1,386)	69,328
Income tax expense (benefit)	15,350	890	(2,094)	—	14,146

Segment profit (loss)	$26,186	$1,382	$(3,194)	$—	$24,374

Segment assets	$2,898,094	$37,992	$11,655	$—	$2,947,741

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
NOTE 17 — SEGMENT INFORMATION (continued)
Asset Quality Ratios

As of and for the period ended December 31, 2009	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	3.69%	1.50%	3.70%
Nonperforming assets as a percentage of total assets	5.04%	2.02%	5.07%
Allowance for loan losses as a percentage of total loans, net of unearned income	2.30%	8.05%	2.45%
Allowance for loan losses as a percentage of nonperforming loans	62.29%	538.31%	66.39%
Net charge-offs to average total loans, net of unearned income	2.15%	5.88%	2.25%

As of and for the period ended December 31, 2008	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	1.38%	2.48%	1.41%
Nonperforming assets as a percentage of total assets	2.58%	2.57%	2.61%
Allowance for loan losses as a percentage of total loans, net of unearned income	2.06%	8.27%	2.20%
Allowance for loan losses as a percentage of nonperforming loans	149.59%	333.81%	155.28%
Net charge-offs to average total loans, net of unearned income	1.53%	6.42%	1.63%

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
NOTE 18 — SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Presented below is a summary of the consolidated quarterly financial data:

	For the three months ended
Summary of Operations	3/31/09	6/30/09	9/30/09	12/31/09

Net interest income	$19,429	$20,180	$20,338	$20,578
Provision for loan losses	985	24,384	18,475	6,402
Noninterest income	6,943	7,541	9,189	8,134
Noninterest expense	17,831	169,143	22,365	20,477
Income tax expense (benefit)	2,776	(15,656)	(4,815)	659

Net income (loss)	$4,780	$(150,150)	$(6,498)	$1,174

Net income (loss) available to common shareholders	$3,548	$(151,400)	$(7,748)	$(76)

Comprehensive income	$5,668	$(150,557)	$(5,073)	$120

Basic earnings (loss) per share	$0.27	$(11.58)	$(0.59)	(0.01)

Diluted earnings (loss) per share	$0.27	$(11.58)	$(0.59)	(0.01)

Dividends per common share	$0.13	$0.00	$0.00	$0.00
Average common shares outstanding	13,062,881	13,070,216	13,070,216	13,070,216
Average common shares outstanding — diluted	13,141,840	13,070,216	13,070,216	13,070,216

	For the three months ended
Summary of Operations	3/31/08	6/30/08	9/30/08	12/31/08

Net interest income	$24,472	$25,044	$24,384	$21,125
Provision for loan losses	888	11,019	8,620	32,283
Noninterest income	7,306	8,112	8,010	10,186
Noninterest expense	19,561	20,140	21,944	24,192
Income tax expense (benefit)	4,151	535	596	(9,930)

Net income (loss)	$7,178	$1,462	$1,234	$(15,234)

Net income (loss) available to common shareholders	$7,178	$1,462	$1,234	$(15,326)

Comprehensive income	$9,186	$(2,255)	$1,547	$(16,008)

Basic earnings (loss) per share	$0.56	$0.11	$0.10	$(1.18)

Diluted earnings (loss) per share	$0.56	$0.11	$0.10	$(1.18)

Dividends per common share	$0.13	$0.13	$0.13	$0.13
Average common shares outstanding	12,931,169	12,931,669	12,931,774	12,935,665
Average common shares outstanding — diluted	12,931,169	12,958,439	12,947,618	12,998,685

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2009, 2008 and 2007
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
The acquisition was accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the tangible and identified intangible assets purchased and the liabilities assumed based upon preliminary estimated fair values at the date of acquisition. The aggregate purchase price was $164,268, including $45,793 paid in cash and 3,091,495 shares of the Company’s common stock. The allocation of the purchase price is subject to changes in the estimated fair values of assets acquired and liabilities assumed. Identified intangible assets and purchase accounting fair value adjustments are being amortized under various methods over the expected lives of the corresponding assets and liabilities. Goodwill will not be amortized and is not deductible for tax purposes, but will be reviewed for impairment on an annual basis. Currently, identified intangible assets from the acquisition subject to amortization are $9,485 and total goodwill from the acquisition is $112,062. The goodwill has subsequently been written-off as of June 30, 2009.
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
December 31, 2009, 2008 and 2007
NOTE 19 — BUSINESS COMBINATION (Continued)
The following table presents pro forma information as if the acquisition had occurred at the beginning of 2007 for the year ended December 31. The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the acquisition, depreciation expense on property acquired, interest expense on deposits assumed, and the related income tax effects. The pro forma financial information is not indicative of the results of operations as they would have been had the acquisition been effected on the assumed dates.

Year ended
December 31,
2007
Net interest income	$104,634

Net income	$27,371

Basic earnings per share	$2.12

Diluted earnings per share	$2.11

NOTE 20 — SUBSEQUENT EVENTS
Management evaluated subsequent events through February 25, 2010, the date the financial statements were issued. Material events or transactions occurring after December 31, 2009 but prior to February 25, 2010 that provided additional evidence about conditions that existed at December 31, 2009 have been recognized in the financial statements for the period ended December 31, 2009. Events or transactions that provided evidence about conditions that did not exist at December 31, 2009 but arose before the financial statements were issued have not been recognized in the financial statements for the period ended December 31, 2009.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15f).
Management Report on Internal Control Over Financial Reporting
The report of the Company’s management on the effectiveness of the Company’s internal control over financial reporting is set forth on page 48 of this Annual Report on Form 10-K. The attestation of the Company’s independent registered public accounting firm related to the Company’s internal control over financial reporting is set forth on page 49 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference to the sections captioned “Proposal 1 — Election of Directors”; “Corporate Governance — Section 16(a) Beneficial Ownership Reporting Compliance”; “Corporate Governance — Code of Conduct”; “Corporate Governance — Meetings and Committees of the Board”; and “Executive Officers of Green Bankshares” in the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders (“Proxy Statement”).
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference to the section captioned “Executive Compensation” of the Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
(a)	Security Ownership of Certain Beneficial Owners.

Information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

(b)	Security Ownership of Management.

Information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

(c)	Changes in Control.

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information.

The following table sets forth certain information with respect to securities to be issued under the Company’s equity compensation plans as of December 31, 2009.

			(c)
	(a)	(b)	Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued upon	exercise price of	future issuance under
	exercise of	outstanding	equity compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
Equity compensation plans approved by security holders	353,269	$27.13	163,391
Equity compensation plans not approved by security holders	36,000	$16.33	*

Total	389,269	$26.13	163,391

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
(a)(1)
The following consolidated financial statements of the Company included in the Company’s 2009 Annual Report to the Shareholders (the “Annual Report”) are incorporated herein by reference from Item 8 of this Form 10-K. The remaining information appearing in the Annual Report is not deemed to be filed as part of this Form 10-K, except as expressly provided herein.

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets — December 31, 2009 and 2008.

3.	Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007.

4.	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007.

5.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007.

6.	Notes to Consolidated Financial Statements.
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

10.2	Employment Agreement between the Company and Kenneth R. Vaught — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 7, 2008.*

10.3	Employment Agreement between the Company and Ronald E. Mayberry — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10.4	Non-competition Agreement between the Company and R. Stan Puckett — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10.5	Non-competition Agreement between the Company and Kenneth R. Vaught — incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*

10.6	Green Bankshares, Inc. Amended and Restated 2004 Long-Term Incentive Plan. — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.*

10.7
Greene County Bancshares, Inc. Amended and Restated Deferred Compensation Plan for Non-employee Directors — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 17, 2004.*

10.8	Form of Stock Option Award Agreement — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.9	Deferred Fee Agreement between the Bank and John Tolsma dated December 13, 2004 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

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

10.35
Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and R. Stan Puckett dated December 23, 2008 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 .*

10.36
Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and Kenneth R. Vaught dated December 23, 2008 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 .*

10.37
Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and James E. Adams dated December 23, 2008 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 .*

10.38
Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and Steve L. Droke dated December 23, 2008 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 .*

10.39
Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and William C. Adams dated December 23, 2008 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 .*

10.40	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and R. Stan Puckett dated December 3, 2009.*

10.41	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and Kenneth R. Vaught dated December 4, 2009.*

10.42	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and James E. Adams dated December 1, 2009.*

10.43	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and Steve L. Droke December 3, 2009.*

10.44	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and William C. Adams dated December 2, 2009.*

10.45
Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and William C. Adams — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 .*

10.46	Director and Named Executive Officer Compensation Summary.*

11.1	Statement re Computation of Per Share Earnings — incorporated by reference to Note 14 of the Notes to Consolidated Financial Statements herein.

21.1	Subsidiaries of the Company.

23.1	Consent of Dixon Hughes PLLC.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer under the Capital Purchase Program of the Troubled Assets Relief Program.

99.2	Certification of Chief Financial Officer under the Capital Purchase Program of the Troubled Assets Relief Program.

*	Management contract or compensatory plan.
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

GREEN BANKSHARES, INC.
Date: February 25, 2010	By:	/s/ R. Stan Puckett
R. Stan Puckett
Chairman of the Board and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE AND TITLE:	DATE:

/s/ R. Stan Puckett R. Stan Puckett	February 25, 2010
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Kenneth R. Vaught Kenneth R. Vaught	February 25, 2010
President, Chief Operating Officer, and Director

/s/ James E. Adams James E. Adams	February 25, 2010
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

/s/ Ronald E. Mayberry Ronald E. Mayberry	February 25, 2010
Regional President, Sumner County and Director

/s/ Martha M. Bachman Martha Bachman	February 25, 2010
Director

/s/ Bruce Campbell Bruce Campbell	February 25, 2010
Director

/s/ W. T. Daniels W.T. Daniels	February 25, 2010
Director

/s/ Robert K. Leonard Robert K. Leonard	February 25, 2010
Director

/s/ Samuel E. Lynch Samuel E. Lynch	February 25, 2010
Director

/s/ Bill Mooningham Bill Mooningham	February 25, 2010
Director

/s/ John Tolsma John Tolsma	February 25, 2010
Director

/s/ Charles H. Whitfield, Jr. Charles H. Whitfield, Jr.	February 25, 2010
Director

EXHIBIT INDEX

2.1
Merger Agreement, dated as of January 25, 2007, by and between Greene County Bancshares, Inc. and Civitas Bankgroup, Inc. (Pursuant to Item 601(b)(2) of Regulation S-K the schedules and exhibits to this agreement have been omitted from this filing) — incorporated herein by reference to the Company’s Current Report on Form 8-K filed January 26, 2007.

3.3	Amended and Restated Charter — incorporated herein by reference to the Company’s Current Report on Form 8-K12G3/A filed on January 22, 2009.

3.4	Amended and Restated Bylaws — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 20, 2007.

4.1	Form of Certificate for the Series A Preferred Stock — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008.

4.2	Warrant for Purchase of Shares of Common Stock dated December 23, 2008 — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008.

10.1
Employment Agreement and Amendment to Employment Agreement between the Company and R. Stan Puckett — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 7, 2008.*

10.2	Employment Agreement between the Company and Kenneth R. Vaught — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 7, 2008.*

10.3	Employment Agreement between the Company and Ronald E. Mayberry — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10.4	Non-competition Agreement between the Company and R. Stan Puckett — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10.5	Non-competition Agreement between the Company and Kenneth R. Vaught — incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*

10.6	Green Bankshares, Inc. Amended and Restated 2004 Long-Term Incentive Plan. — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.*

10.7
Greene County Bancshares, Inc. Amended and Restated Deferred Compensation Plan for Non-employee Directors — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 17, 2004.*

10.8	Form of Stock Option Award Agreement — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.9	Deferred Fee Agreement between the Bank and John Tolsma dated December 13, 2004 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

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

10.35
Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and R. Stan Puckett dated December 23, 2008 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 .*

10.36
Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and Kenneth R. Vaught dated December 23, 2008 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 .*

10.37
Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and James E. Adams dated December 23, 2008 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 .*

10.38
Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and Steve L. Droke dated December 23, 2008 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 .*

10.39
Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and William C. Adams dated December 23, 2008 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 .*

10.40	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and R. Stan Puckett dated December 3, 2009.*

10.41	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and Kenneth R. Vaught dated December 4, 2009.*

10.42	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and James E. Adams dated December 1, 2009.*

10.43	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and Steve L. Droke December 3, 2009.*

10.44	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and William C. Adams dated December 2, 2009.*

10.45
Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and William C. Adams — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 .*

10.46	Director and Named Executive Officer Compensation Summary.*

11.1	Statement re Computation of Per Share Earnings — incorporated by reference to Note 14 of the Notes to Consolidated Financial Statements herein.

21.1	Subsidiaries of the Company.

23.1	Consent of Dixon Hughes PLLC.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer under the Capital Purchase Program of the Troubled Assets Relief Program.

99.2	Certification of Chief Financial Officer under the Capital Purchase Program of the Troubled Assets Relief Program.

*	Management contract or compensatory plan.