Form 10-Q
period 2010-03-31
GREEN BANKSHARES, INC.
filed 2010-05-07
CIK 764402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☑
As of May 7, 2010, the number of shares outstanding of the issuer’s common stock was: 13,192,875.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The unaudited condensed consolidated financial statements of Green Bankshares, Inc. and its wholly owned subsidiaries are as follows:

Condensed Consolidated Balance Sheets — March 31, 2010 and December 31, 2009	2

Condensed Consolidated Statements of Income — For the three months ended March 31, 2010 and 2009	3

Condensed Consolidated Statement of Changes in Shareholders’ Equity — For the three months ended March 31, 2010	4

Condensed Consolidated Statements of Cash Flows — For the three months ended March 31, 2010 and 2009	5

Notes to Condensed Consolidated Financial Statements	6

Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2010 and December 31, 2009
(Amounts in thousands, except share and per share data)

	(Unaudited)
	March 31,	December 31,
	2010	2009*
ASSETS
Cash and due from banks	$176,469	$206,701
Federal funds sold	1,072	3,793

Cash and cash equivalents	177,541	210,494
Interest earning deposits in other banks	11,000	11,000
Securities available for sale	173,716	147,724
Securities held to maturity (with a market value of $628 and $638)	616	626
Loans held for sale	590	1,533
Loans, net of unearned interest	1,994,039	2,043,807
Allowance for loan losses	(50,167)	(50,161)
Other real estate owned and repossessed assets	71,746	57,168
Premises and equipment, net	81,204	81,818
FHLB and other stock, at cost	12,734	12,734
Cash surrender value of life insurance	30,542	30,277
Core deposit and other intangibles	8,684	9,335
Deferred tax asset	13,277	13,600
Other assets	44,210	49,184

Total assets	$2,569,732	$2,619,139

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Non-interest bearing deposits	$166,369	$177,602
Interest bearing deposits	1,870,097	1,899,910
Brokered deposits	1,399	6,584

Total deposits	2,037,865	2,084,096

Repurchase agreements	23,830	24,449
FHLB advances and notes payable	171,919	171,999
Subordinated debentures	88,662	88,662
Accrued interest payable and other liabilities	17,267	23,164

Total liabilities	$2,339,543	$2,392,370

Shareholders’ equity
Preferred stock: no par, 1,000,000 shares authorized, 72,278 shares outstanding	$67,081	$66,735
Common stock: $2 par, 20,000,000 shares authorized, 13,192,875 and 13,171,474 shares outstanding	26,386	26,343
Common stock warrants	6,934	6,934
Additional paid-in capital	188,423	188,310
Retained earnings (deficit)	(59,794)	(61,742)
Accumulated other comprehensive income	1,159	189

Total shareholders’ equity	230,189	226,769

Total liabilities and shareholders’ equity	$2,569,732	$2,619,139

*	Derived from the audited consolidated balance sheet, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2010 and 2009
(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
Interest income
Interest and fees on loans	$30,060	$32,645
Taxable securities	1,288	2,220
Nontaxable securities	312	320
FHLB and other stock	138	150
Federal funds sold and other	94	45

Total interest income	31,892	35,380

Interest expense
Deposits	8,061	12,653
Federal funds purchased and repurchase agreements	6	9
FHLB advances and notes payable	1,694	2,443
Subordinated debentures	472	846

Total interest expense	10,233	15,951

Net interest income	21,659	19,429

Provision for loan losses	3,889	985

Net interest income after provision for loan losses	17,770	18,444

Non-interest income
Service charges on deposit accounts	5,940	5,356
Other charges and fees	356	449
Trust and investment services income	582	388
Mortgage banking income	118	55
Other income	690	695

Total non-interest income	7,686	6,943

Non-interest expense
Employee compensation	7,665	7,692
Employee benefits	977	1,295
Occupancy expense	1,699	1,787
Equipment expense	708	742
Computer hardware/software expense	824	637
Professional services	607	529
Advertising	598	64
OREO maintenance expense	445	143
Collection and repossession expense	1,287	298
Loss on OREO and repossessed assets	509	81
FDIC Insurance	851	700
Core deposit and other intangibles amortization	651	804
Other expenses	3,725	3,059

Total non-interest expenses	20,546	17,831

Income before income taxes	4,910	7,556

Provision for income taxes	1,714	2,776

Net income	$3,196	$4,780

Preferred stock dividends and accretion of discount	1,250	1,232

Net income available to common shareholders	$1,946	$3,548

Per share of common stock:
Basic earnings	$0.15	$0.27

Diluted earnings	0.15	0.27

Dividends	—	0.13

Weighted average shares outstanding:
Basic	13,082,347	13,062,881

Diluted	13,172,727	13,141,840

See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2010
(Unaudited)
(Amounts in thousands, except share and per share data)

				Warrants			Accumulated
				For	Additional	Retained	Other	Total
	Preferred	Common Stock		Common	Paid-in	Earnings	Comprehensive	Shareholders’
	Stock	Shares	Amount	Stock	Capital	(Deficit)	Income	Equity
Balance, December 31, 2009	$66,735	13,171,474	$26,343	$6,934	$188,310	$(61,742)	$189	$226,769

Preferred stock transactions:
Accretion of preferred stock discount	346	—	—	—	—	(346)	—	—
Preferred stock dividends	—	—	—	—	—	(902)	—	(902)
Common stock transactions:
Issuance of restricted common shares	—	21,401	43	—	(43)	—	—	—
Compensation expense:
Stock options	—	—	—	—	76	—	—	76
Restricted stock	—	—	—	—	80	—	—	80
Comprehensive income:
Net income	—	—	—	—	—	3,196	—	3,196
Change in unrealized gains, net of reclassification and taxes	—	—	—	—	—	—	970	970

Total comprehensive income								4,166

Balance, March 31, 2010	$67,081	13,192,875	$26,386	$6,934	$188,423	$(59,794)	$1,159	$230,189

See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Amounts in thousands, except share and per share data)

	March 31,	March 31,
	2010	2009
	(Unaudited)

Cash flows from operating activities
Net income	$3,196	$4,780
Adjustments to reconcile net income to net cash provided by operating Activities
Provision for loan losses	3,889	985
Depreciation and amortization	1,828	1,893
Security amortization and accretion, net	59	16
Net gain on sale of mortgage loans	(110)	(36)
Originations of mortgage loans held for sale	(8,741)	(6,076)
Proceeds from sales of mortgage loans	9,794	5,959
Increase in cash surrender value of life insurance	(265)	(305)
Net (gains) losses from sales of fixed assets	3	(3)
Stock-based compensation expense	156	169
Net loss on other real estate and repossessed assets	509	81
Deferred tax benefit	(303)	(288)
Net changes:
Other assets	4,970	7,147
Accrued interest payable and other liabilities	(5,895)	(2,430)

Net cash provided by operating activities	9,090	11,892

Cash flows from investing activities
Purchase of securities available for sale	(51,525)	(29,813)
Proceeds from maturities of securities available for sale	27,072	41,550
Proceeds from maturities of securities held to maturity	10	10
Net change in loans	28,763	(1,686)
Proceeds from sale of other real estate	2,368	12,126
Improvements to other real estate	(332)	—
Proceeds from sale of fixed assets	—	3
Premises and equipment expenditures	(566)	(2,370)

Net cash provided by investing activities	5,790	19,820

Cash flows from financing activities
Net change in core deposits	(41,046)	49,374
Net change in brokered deposits	(5,185)	(195,001)
Net change in repurchase agreements	(619)	(4,284)
Repayments of FHLB advances and notes payable	(80)	(96)
Preferred stock dividends paid	(903)	(522)
Common stock dividends paid	—	(1,710)

Net cash (used) in financing activities	(47,833)	(152,239)

Net change in cash and cash equivalents	(32,953)	(120,527)

Cash and cash equivalents, beginning of period	210,494	198,358

Cash and cash equivalents, end of period	$177,541	$77,831

Supplemental disclosures — cash and noncash
Interest paid	$10,523	$18,313
Loans converted to other real estate	18,540	16,158
Unrealized gain on available for sale securities, net of tax	970	888
See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 1 — PRINCIPLES OF CONSOLIDATION
The accompanying unaudited condensed consolidated financial statements of Green Bankshares, Inc. (the “Company”) and its wholly owned subsidiary, GreenBank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain amounts from prior period financial statements have been reclassified to conform to the current year’s presentation.
NOTE 2 — SECURITIES
Securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for Sale
March 31, 2010
U.S. government agencies	$69,049	$327	$(308)	$69,068
States and political subdivisions	31,831	961	(435)	32,357
Collateralized mortgage obligations	52,892	1,627	(490)	54,029
Mortgage-backed securities	15,949	398	(1)	16,346
Trust preferred securities	2,088	—	(172)	1,916

	$171,809	$3,313	$(1,406)	$173,716

December 31, 2009
U.S. government agencies	$52,937	$99	$(988)	$52,048
States and political subdivisions	31,764	877	(449)	32,192
Collateralized mortgage obligations	44,018	1,281	(622)	44,677
Mortgage-backed securities	16,607	291	(6)	16,892
Trust preferred securities	2,088	—	(173)	1,915

	$147,414	$2,548	$(2,238)	$147,724

Held to Maturity
March 31, 2010
States and political subdivisions	$251	$5	$—	$256
Other securities	365	7	—	372

	$616	$12	$—	$628

December 31, 2009
States and political subdivisions	$251	$4	$—	$255
Other securities	375	8	—	383

	$626	$12	$—	$638

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 2 — SECURITIES (Continued)
Contractual maturities of securities at March 31, 2010 are shown below. Securities not due at a single maturity date, collateralized mortgage obligations and mortgage-backed securities are shown separately.

	Available for Sale	Held to Maturity
	Fair	Carrying	Fair
	Value	Amount	Value

Due in one year or less	$—	$451	$460
Due after one year through five years	6,833	165	168
Due after five years through ten years	52,312	—	—
Due after ten years	44,197	—	—
Collateralized mortgage obligations	54,028	—	—
Mortgage-backed securities	16,346	—	—

Total maturities	$173,716	$616	$628

There were no gross gains or (losses) for the three month periods ended March 31, 2010 and 2009, respectively.
Securities with a carrying value of $141,567 and $125,005 at March 31, 2010 and December 31, 2009, respectively, were pledged for public deposits and securities sold under agreements to repurchase and to the Federal Reserve Bank. The balance of pledged securities in excess of the pledging requirements was $10,546 and $9,135 at March 31, 2010 and December 31, 2009, respectively.
Securities with unrealized losses at March 31, 2010 and December 31, 2009 not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2010
U. S. government agencies	$20,715	$(308)	$—	$—	$20,715	$(308)
States and political subdivisions	2,109	(13)	3,417	(422)	5,526	(435)
Collateralized mortgage obligations	7,766	(13)	3,263	(477)	11,029	(490)
Mortgage-backed securities	—	—	10	(1)	10	(1)
Trust preferred securities	1,781	(124)	135	(48)	1,916	(172)

Total temporarily impaired	$32,371	$(458)	$6,825	$(948)	$39,196	$(1,406)

December 31, 2009
U. S. government agencies	$40,959	$(988)	$—	$—	$40,959	$(988)
States and political subdivisions	2,463	(24)	3,075	(425)	5,538	(449)
Collateralized mortgage obligations	4,997	(32)	3,222	(590)	8,219	(622)
Mortgage-backed securities	2,028	(5)	11	(1)	2,039	(6)
Trust preferred securities	1,783	(122)	132	(51)	1,915	(173)

Total temporarily impaired	$52,230	$(1,171)	$6,440	$(1,067)	$58,670	$(2,238)

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 2 — SECURITIES (Continued)
The Company reviews its investment portfolio on a quarterly basis judging each investment for other-than-temporary impairment (“OTTI”). Management does not have the intent to sell any of the temporarily impaired investments and believes it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The OTTI analysis focuses on the duration and amount a security is below book value and assesses a calculation for both a credit loss and a non credit loss for each measured security considering the security’s type, performance, underlying collateral, and any current or potential debt rating changes. The OTTI calculation for credit loss is run through the income statement while the non credit loss is reflected in other comprehensive income.
The Company holds a single issue trust preferred security issued by a privately held bank holding company. Based upon available but limited information we have estimated that the likelihood of collecting the security’s principal and interest payments is approximately 50%. In addition, the bank holding company deferred its interest payments beginning in the second quarter of 2009, and we have placed the security on non-accrual. The Federal Reserve Bank of St. Louis entered into an agreement with the bank holding company on October 22, 2009 which was made public on October 30, 2009. Among other provisions of the regulatory agreement, the bank holding company must strengthen its management of operations, strengthen its credit risk management practices, and submit a capital plan. As of March 31, 2010 no other communications between the bank holding company and the FRB of St. Louis have been made public.
The Company valued the security by projecting estimated cash flows given the assumption of collecting approximately 50% of the security’s principal & interest and then discounting the amount back to the present value using a discount rate of 3.50% plus three month LIBOR. As of March 31, 2010, our best estimate for the three month LIBOR over the next twenty-one years (the remaining life of the security) is 3.55%. The difference in the present value and the carrying value of the security was the OTTI credit portion. Due to the illiquid trust preferred market for private issuers and the absence of a credible pricing source, we calculated a 15% illiquidity premium for the security to calculate the OTTI non credit portion. The security is currently booked at a fair value of $638 at March 31, 2010 and during the three months ended March 31, 2010 the Company has not recognized a write-down through non-interest income representing other-than-temporary impairment on the security.
The Company holds a private label class A21 collateralized mortgage obligation that was analyzed with multiple stress scenarios using conservative assumptions for underlying collateral defaults, loss severity, and prepayments. The average principal at risk given the stress scenarios was calculated at 3.9%, and then analyzed using the present value of the future cash flows using the fixed rate of the security of 5.5% as the discount rate. The difference in the present value and the carrying value of the security was the OTTI credit portion. The security is currently booked at a fair value of $2,381 at March 31, 2010 and during the three months ended March 31, 2010 the Company has not recognized a write-down through non-interest income representing other-than-temporary impairment.
The Company holds a private label class 2A1 collateralized mortgage obligation that was analyzed with multiple stress scenarios using conservative assumptions for underlying collateral defaults, loss severity, and prepayments. The average principal at risk given the stress scenarios was calculated at 0.37%, and then analyzed using the present value of the future cash flows using the fixed rate of the security of 5.5% as the discount rate. The difference in the present value and the carrying value of the security was the OTTI credit portion. The security is currently booked at a fair value of $882 at March 31, 2010 and during the three months ended March 31, 2010 the Company has not recognized a write-down through non-interest income representing other-than-temporary impairment.

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 2 — SECURITIES (Continued)
The following table presents more detail on selective Company security holdings as of March 31, 2010. These details are listed separately due to the inherent level of risk for OTTI on these securities.

						Present
		Current				Value
		Credit	Book	Fair	Unrealized	Discounted
Description	Cusip#	Rating	Value	Value	Loss	Cash Flow

Collateralized mortgage obligations
Wells Fargo — 2007 — 4 A21	94985RAW2	B3	$2,820	$2,381	$(439)	$2,867
Wells Fargo — 2005 — 5 2A1	94982MAE6	Ba1	920	882	(38)	925

			$3,740	$3,263	$(477)	$3,792

Trust preferred securities
PreTSL IV	74040TAD5	Ca	183	135	(48)	184
West Tennessee Bancshares, Inc.	956192AA6	N/A	750	638	(112)	750

			$933	$773	$(160)	$934

The following table presents a roll-forward of the cumulative amount of credit losses on the Company’s investment securities that have been recognized through earnings as of March 31, 2010. There where no credit losses on the Company’s investment securities recognized in earnings for the three months ended March 31, 2010:

Beginning balance of credit losses at January 1, 2010	$1,678
Other-than-temporary impairment credit losses	—

Ending balance of cumulative credit losses recognized in earnings	$1,678

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 3 — LOANS
Loans at March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,
	2010	2009

Commercial real estate	$1,271,094	$1,306,398
Residential real estate	386,664	392,365
Commercial	268,834	274,346
Consumer	79,476	83,382
Other	2,709	2,117
Unearned income	(14,738)	(14,801)

Loans, net of unearned income	$1,994,039	$2,043,807

Allowance for loan losses	$(50,167)	$(50,161)

The following table presents the Company’s total loan portfolio based upon the primary purpose of the loan:

	March 31,	December 31,
	2010	2009
Speculative 1-4 family residential real estate:
Acquisition and development	$182,181	$185,087
Lot warehouse	55,499	66,104
Commercial 1-4 family residential	69,328	70,434

Sub-total	307,008	321,625

Construction:
Commercial vacant land	101,218	101,679
Commercial construction — non-owner occupied	156,970	164,887
Commercial construction — owner occupied	27,614	28,213
Consumer residential construction	14,701	19,073

Sub-total	300,503	313,852

Total speculative and construction	607,511	635,477

Non-owner occupied commercial real estate	395,638	397,028
Owner occupied commercial real estate	249,941	255,819
Commercial and industrial loans	272,768	282,493
Home equity lines of credit	175,623	170,818
Consumer mortgages	184,743	191,332
Farmland	24,522	25,117
Agriculture	8,844	8,841
Consumer	89,187	91,683
Unearned income	(14,738)	(14,801)

Loans, net of unearned income	$1,994,039	$2,043,807

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 3 — LOANS (Continued)
Transactions in the allowance for loan losses and certain information about nonaccrual loans and loans 90 days past due but still accruing interest for the three months ended March 31, 2010 and twelve months ended December 31, 2009 were as follows:

	March 31,	December 31,
	2010	2009

Balance at beginning of year	$50,161	$48,811
Add (deduct):
Provision for loan losses	3,889	50,246
Loans charged off	(4,733)	(54,890)
Recoveries of loans charged off	850	5,994

Ending balance	$50,167	$50,161

	March 31,	December 31,
	2010	2009

Impaired loans were as follows:
Loans with no allowance allocated	$86,208	$89,292
Loans with allowance allocated	22,559	25,946
Amount of allowance allocated	5,288	5,737

Nonperforming loans were as follows:
Loans past due 90 days still on accrual	$149	$147
Nonaccrual loans	63,471	75,411

Total	$63,620	$75,558

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 4 — EARNINGS PER SHARE OF COMMON STOCK
Basic earnings per share (“EPS”) of common stock is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income available to common shareholders by the weighted average number of common shares and potential common shares outstanding during the period. Stock options, warrants and restricted common shares are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the three months ended March 31, 2010, 1,017,645 options and warrants are excluded from the effect of dilutive securities because they are anti-dilutive; 1,059,947 options are similarly excluded from the effect of dilutive securities for the three months ended March 31, 2009.
The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Basic Earnings Per Share

Net income	$3,196	$4,780
Less: preferred stock dividends and accretion of discount on warrants	1,250	1,232

Net income available to common shareholders	$1,946	$3,548

Weighted average common shares outstanding	13,082,347	13,062,881

Basic earnings per share available to common shareholders	$0.15	$0.27

Diluted Earnings Per Share

Net income	$3,196	$4,780
Less: preferred stock dividends and accretion of discount on warrants	1,250	1,232

Net income available to common shareholders	$1,946	$3,548

Weighted average common shares outstanding	13,082,347	13,062,881

Add: Dilutive effects of assumed conversions of restricted stock and exercises of stock options and warrants	90,380	78,959

Weighted average common and dilutive potential common shares outstanding	13,172,727	13,141,840

Diluted earnings per share available to common shareholders	$0.15	$0.27

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

		Other	Holding
Three months ended March 31, 2010	Bank	Segments	Company	Eliminations	Totals
Net interest income (expense)	$20,068	$2,063	$(472)	$—	$21,659
Provision for loan losses	3,356	533	—	—	3,889
Noninterest income	7,528	371	14	(227)	7,686
Noninterest expense	19,469	1,115	189	(227)	20,546
Income tax expense (benefit)	1,628	309	(223)	—	1,714

Segment profit (loss)	3,143	$477	$(424)	$—	$3,196

Segment assets at March 31, 2010	$2,520,503	$41,663	$7,566	$—	$2,569,732

		Other	Holding
Three months ended March 31, 2009	Bank	Segments	Company	Eliminations	Totals
Net interest income (expense)	$18,210	$2,066	$(847)	$—	$19,429
Provision for loan losses	341	644	—	—	985
Noninterest income	6,597	449	125	(228)	6,943
Noninterest expense	16,242	1,239	578	(228)	17,831
Income tax expense (benefit)	3,016	247	(487)	—	2,776

Segment profit (loss)	5,208	$385	$(813)	$—	$4,780

Segment assets at March 31, 2009	$2,746,937	$40,637	$8,265	$—	$2,795,839

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 5 — SEGMENT INFORMATION (Continued)
Asset Quality Ratios

As of and for the period ended March 31, 2010	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	3.19%	1.23%	3.19%
Nonperforming assets as a percentage of total assets	5.25%	1.37%	5.27%
Allowance for loan losses as a percentage of total loans, net of unearned income	2.36%	8.13%	2.52%
Allowance for loan losses as a percentage of nonperforming loans	73.98%	661.74%	78.85%
YTD net charge-offs to average total loans, net of unearned income	0.17%	1.25%	0.19%

As of and for the period ended March 31, 2009	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	4.83%	2.05%	4.84%
Nonperforming assets as a percentage of total assets	4.31%	1.98%	4.34%
Allowance for loan losses as a percentage of total loans, net of unearned income	2.05%	8.09%	2.19%
Allowance for loan losses as a percentage of nonperforming loans	42.41%	393.66%	45.16%
YTD net charge-offs to average total loans, net of unearned income	0.01%	1.29%	0.03%

As of and for the year ended December 31, 2009	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	3.69%	1.50%	3.70%
Nonperforming assets as a percentage of total assets	5.04%	2.02%	5.07%
Allowance for loan losses as a percentage of total loans, net of unearned income	2.30%	8.05%	2.45%
Allowance for loan losses as a percentage of nonperforming loans	62.29%	538.31%	66.39%
Net charge-offs to average total loans, net of unearned income	2.15%	5.88%	2.25%
Net charge-offs

	Bank	Other	Total

For the three month period ended March 31, 2010	$3,345	$537	$3,882
For the three month period ended March 31, 2009	$214	$528	$742
For the year ended December 31, 2009	$46,394	$2,502	$48,896

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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
March 31, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 6 — FAIR VALUE DISCLOSURES (Continued)
Impaired Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with GAAP. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2010, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
Other Real Estate
Other real estate, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of foreclosed real estate expense. Other real estate is included in Level 3 of the valuation hierarchy.

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 6 — FAIR VALUE DISCLOSURES (Continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Below is a table that presents information about certain assets and liabilities measured at fair value:

				Total Carrying	Assets/Liabilities
	Fair Value Measurement Using			Amount in	Measured at Fair
Description	Level 1	Level 2	Level 3	Balance Sheet	Value
March 31, 2010
Securities available for sale
U.S. government agencies	$—	$69,068	$—	$69,068	$69,068
States and political subdivisions	—	32,357	—	32,357	32,357
Collateralized mortgage obligations	—	54,029	—	54,029	54,029
Mortgage-backed securities	—	16,346	—	16,346	16,346
Trust preferred securities	—	1,278	638	1,916	1,916

December 31, 2009
Securities available for sale
U.S. government agencies	$—	$52,048	$—	$52,048	$52,048
States and political subdivisions	—	32,192	—	32,192	32,192
Collateralized mortgage obligations	—	44,677	—	44,677	44,677
Mortgage-backed securities	—	16,892	—	16,892	16,892
Trust preferred securities	—	1,277	638	1,915	1,915
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

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 6 — FAIR VALUE DISCLOSURES (Continued)
The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs.

	March 31,	December 31,
	2010	2009

Beginning balance, January 1, 2010	$638	$—
Total gains or (loss) (realized/unrealized)
Included in earnings	—	(778)
Included in other comprehensive income	—	(112)
Paydowns and maturities	—	—
Transfers into Level 3	—	1,528

Ending balance, March 31, 2010	$638	$638

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

				Total Carrying	Assets/Liabilities
	Fair Value Measurement Using			Amount in	Measured at Fair
Description	Level 1	Level 2	Level 3	Balance Sheet	Value
March 31, 2010
Other real estate	$—	$—	$26,015	$26,015	$26,015
Impaired loans	—	—	60,866	60,866	60,866

Total assets at fair value	$—	$—	$86,881	$86,881	$86,881

December 31, 2009
Other real estate	$—	$—	$23,508	$23,508	$23,508
Impaired loans	—	—	57,914	57,914	57,914

Total assets at fair value	$—	$—	$81,422	$81,422	$81,422

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 6 — FAIR VALUE DISCLOSURES (Continued)
The carrying value and estimated fair value of the Company’s financial instruments are as follows at March 31, 2010 and December 31, 2009.

	March 31,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$188,541	$188,541	$221,494	$221,494
Securities available for sale	173,716	173,716	147,724	147,724
Securities held to maturity	616	628	626	638
Loans held for sale	590	597	1,533	1,552
Loans, net	1,943,872	1,903,445	1,993,646	1,950,684
FHLB and other stock	12,734	12,734	12,734	12,734
Cash surrender value of life insurance	30,542	30,542	30,277	30,277
Accrued interest receivable	9,248	9,248	9,130	9,130

Financial liabilities:
Deposit accounts	$2,037,865	$2,046,878	$2,084,096	$2,095,611
Federal funds purchased and repurchase agreements	23,830	23,830	24,449	24,449
FHLB Advances and notes payable	171,919	179,239	171,999	176,602
Subordinated debentures	88,662	70,725	88,662	70,527
Accrued interest payable	2,271	2,271	2,561	2,561
NOTE 7 — SUBSEQUENT EVENTS
Management evaluated subsequent events through the date the financial statements were issued. Material events or transactions occurring after March 31, 2010 but prior to issuance that provided additional evidence about conditions that existed at March 31, 2010 have been recognized in the financial statements for the period ended March 31, 2010. Events or transactions that provided evidence about conditions that did not exist at March 31, 2010 but arose before the financial statements were issued have not been recognized in the financial statements for the period ended March 31, 2010.

(Continued)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. This discussion should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto in this Form 10-Q and (ii) the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”). Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, plans and objectives for future operations, growth or initiatives, expected future economic performance, or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which the Company expects will or may occur in the future, are forward-looking statements that involve risks, uncertainties and other factors which may cause actual results and performance of the Company to differ materially from those expressed or implied by those statements. All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of forward-looking terminology and words such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” or “continue” (or the negative or other derivatives of each of these terms) or similar terminology and expressions.
Although the Company believes that the assumptions underlying any forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements. Factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in the 2009 10-K as Part I, Item 1A thereof and (1) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (2) continuation of the historically low short-term interest rate environment; (3) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (4) increased competition with other financial institutions in the markets that the Bank serves; (5) greater than anticipated deterioration or lack of sustained growth in the national or local economies; (6) rapid fluctuations or unanticipated changes in interest rates; (7) the impact of governmental restrictions on entities participating in the Capital Purchase Program of the United States Department of the Treasury; (8) changes in state and federal legislation, regulations or policies applicable to banks or other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy and (9) the loss of key personnel, as well as other factors discussed throughout this document, including, without limitation the factors described under “Critical Accounting Policies and Estimates” on page 22 of this Quarterly Report on Form 10-Q, or from time to time, in the Company’s filings with the SEC, press releases and other communications.
Readers are cautioned not to place undue reliance on forward-looking statements made in this document, since the statements speak only as of the document’s date. All forward-looking statements included in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by the cautionary statements in this section and to the more detailed risk factors included in the Company’s 2009 10-K. The Company has no obligation and does not intend to publicly update or revise any forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q, to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events. Readers are advised, however, to consult any further disclosures the Company may make on related subjects in its documents filed with or furnished to the SEC or in its other public disclosures.
Green Bankshares, Inc. (the “Company”) is the bank holding company for GreenBank (the “Bank”), a Tennessee-chartered commercial bank that conducts the principal business of the Company. The Company is the third largest bank holding company headquartered in Tennessee based on asset size at March 31, 2010 and at that date was also the second largest NASDAQ-listed bank holding company headquartered in Tennessee. The Bank currently maintains a main office in Greeneville, Tennessee and 64 full-service bank branches primarily in East and Middle Tennessee. In addition to its commercial banking operations, the Bank conducts separate businesses through its three wholly-owned subsidiaries: Superior Financial Services, Inc. (“Superior Financial”), a consumer finance company; GCB Acceptance Corporation (“GCB Acceptance”), an automobile lending company; and Fairway Title Co., a title company formed in 1998. The Bank also operates a wealth management office in Sumner County, Tennessee, and a mortgage banking operation in Knox County, Tennessee. All dollar amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except share and per share amounts.

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
Overview
The Company’s results of operations for the first quarter ended March 31, 2010, before dividend and related costs associated with the issuance of Preferred Stock to the U.S. Treasury, declined 33% compared to the same period in 2009, reflecting the impact of the recessionary environment which began to subside late in the fourth quarter of 2009 and its effect on the Company’s real estate construction and development segment of its loan portfolio. Net income available to common shareholders, after preferred stock dividends and related costs, decreased by 45% from the first quarter of 2009. The principal reasons for the decline in net income were an increase in loan loss provision expense and higher levels of collection and OREO related costs which were partially offset by a modest improvement in net interest income. Non-interest income rose almost 11% from the same period a year ago primarily as a result of an increase in revenues associated with deposit service charges, investment services income and mortgage banking income. However, non-interest expenses rose by 15% in the first quarter of 2010 versus the same period a year ago driven by higher advertising costs, increased costs associated with the maintenance of repossessed properties (“OREO”), rising costs incurred associated with collection and repossession activities and additional costs incurred in the disposition of OREO properties.

Net charge-offs for the current quarter totaled $3,883 compared with $742 during the first quarter of 2009. The level of net charge-offs has been consistently declining since the second quarter of 2009 when they peaked at $23,281 as the recession was deepening. During the third quarter of 2009, net charge-offs totaled $18,436 and in the fourth quarter of 2009 net charge-offs amounted to $6,437. Non-performing assets were $135,366 at March 31, 2010 compared with $132,726 at year end 2009 and $121,272 at March 31, 2009. During this time period, the Company’s loan loss reserves to outstanding loans increased from 2.19% at March 31, 2009 to 2.52% at March 31, 2010. The Company’s provision for loan losses totaled $3,889 for the three months ended March 31, 2010 compared with $6,402 for the fourth quarter of 2009 and $985 during the first quarter of 2009.
At March 31, 2010, the Company had total consolidated assets of $2,569,732, total consolidated deposits of $2,037,865, total consolidated loans, net of unearned income, of $1,994,039 and total consolidated shareholders’ equity of $230,189. The Company’s annualized return on average common shareholders’ equity for the three months ended March 31, 2010 was 3.43% and its annualized return on average total assets was 0.31%. The Company expects that its total assets and total consolidated loans, net of unearned interest will increase modestly over the latter half of 2010 as economic conditions continue to improve.
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
The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and the fair value of financial instruments and other accounts. Based on management’s calculation, an allowance of $50,167, or 2.52% of total loans, net of unearned income, was an adequate estimate of losses inherent in the loan portfolio as of March 31, 2010. This estimate resulted in a provision for loan losses in the income statement of $3,889 for the three months ended March 31, 2010. If the economic conditions, loan mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.
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

Changes in Results of Operations
Net Income. Net income available to common shareholders for the three months ended March 31, 2010 was $1,946, as compared to $3,548 for the same period in 2009. This decrease of $1,602 from the first quarter of 2009 resulted primarily from the increased provision for loan losses of $2,904 as the Company continued to have elevated loan loss charge-offs and an increase in non-interest expense of $2,715 primarily from the increased expenses related to OREO. These were offset by increases of $2,230 in net interest income and $743 in total non-interest income. First quarter 2010 net interest income totaled $21,659 compared with $19,429 during the year ago period. The increase in net interest income was principally as a result of a widening in the net interest margin as the Company re-priced interest-bearing liabilities in a lower market rate environment while also maintaining a disciplined approach to loan pricing. The net interest margin widened from 3.23% in the first quarter of 2009 to 3.90% for the comparable 2010 quarter. Non-interest income increased by $743 from the first quarter of last year and totaled $7,686 for the 2010 first quarter. The increase was principally the result of a $584 improvement in deposit service charge income driven by the continued success of the Company’s High Performance Checking product and the increased number of net new checking accounts opened. Further contributing to this increase were higher revenues associated with annuity sales in the Company’s Wealth Management Division along with additional mortgage banking income stimulated by the continuance of the U.S. Government’s first-time homeowners buying program. Total non-interest expenses amounted to $20,546 during the quarter compared with $17,831 during the same period last year. The principal expense items driving this increase, compared to the same period a year ago, were higher marketing and advertising costs of $534, rising OREO maintenance costs of $302, increased collection and repossession costs of $989 and greater costs incurred relating to the disposition of OREO of $428.
Net Interest Income. The largest source of earnings for the Company is net interest income, which is the difference between interest income on earning assets and interest expense on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and rates on interest-earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. During the three months ended March 31, 2010, net interest income was $21,659, as compared to $19,429 for the same period in 2009, representing an increase of 11%. This increase of $2,230 in net interest income resulted primarily from the increase of the net interest margin driven primarily by the reduction of interest rates on interest-bearing liabilities.
The Company’s average balance for interest-earning assets decreased 8% from $2,462,759 for the three months ended March 31, 2009 to $2,271,550 for the three months ended March 31, 2010. The primary reason for the decline in interest-earning assets was the movement of loans to non-performing assets as the recession continued and the continued pay-downs of loans.
The Company’s average balance for interest-bearing liabilities decreased 5% from $2,271,005 for the three months ended March 31, 2009 to $2,166,499 for the three months ended March 31, 2010 as the Company reduced its reliance on short-term borrowings and brokered deposits while focusing on building core deposit levels throughout its branch network.

The Company’s yield on loans (the largest component of interest-earning assets) increased by 15 basis points from the first quarter of 2009 to the first quarter of 2010 principally due to the establishment of interest rate floors on loans originated since 2008. Approximately one-half of the Company’s loan portfolio is set at variable rates and would have been negatively impacted, if interest rate floors had not been established, as indicated in the table below. The FOMC has maintained interest rates at historically low levels since December 16, 2008.

FOMC Meeting	Beginning	Increase/	Ending
Date	Rate	Decrease	Rate
January 22, 2008	4.25%	(0.75%)	3.50%
January 30, 2008	3.50%	(0.50%)	3.00%
March 18, 2008	3.00%	(0.75%)	2.25%
April 30, 2008	2.25%	(0.25%)	2.00%
June 25, 2008	2.00%	0.00%	2.00%
August 6, 2008	2.00%	0.00%	2.00%
September 16, 2008	2.00%	0.00%	2.00%
September 29, 2008	2.00%	0.00%	2.00%
October 7, 2008	2.00%	(0.50%)	1.50%
October 29, 2008	1.50%	(0.50%)	1.00%
December 16, 2008	1.00%	(0.75%) – (1.00%)	0.00% – 0.25%
January 28, 2009	0.00% – 0.25%	0.00%	0.00% – 0.25%
March 17, 2009	0.00% – 0.25%	0.00%	0.00% – 0.25%
April 30, 2009	0.00% – 0.25%	0.00%	0.00% – 0.25%
June 25, 2009	0.00% – 0.25%	0.00%	0.00% – 0.25%
August 12, 2009	0.00% – 0.25%	0.00%	0.00% – 0.25%
September 23, 2009	0.00% – 0.25%	0.00%	0.00% – 0.25%
November 4, 2009	0.00% – 0.25%	0.00%	0.00% – 0.25%
December 16, 2009	0.00% – 0.25%	0.00%	0.00% – 0.25%
January 27, 2010	0.00% – 0.25%	0.00%	0.00% – 0.25%
March 16, 2010	0.00% – 0.25%	0.00%	0.00% – 0.25%
The Company’s cost of interest-bearing liabilities decreased by 93 basis points from the quarter ended March 31, 2009 to the quarter ended March 31, 2010. The re-pricing characteristics of the Company’s interest-bearing liabilities had been structured to take advantage of the forecasted drop in market rates.

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

	Three Months Ended
	March 31,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans(1) (2)	$1,954,136	$30,080	6.24%	$2,175,543	$32,655	6.09%
Investment securities (2)	169,020	1,906	4.57%	216,757	2,862	5.35%
Other short-term investments	148,394	94	0.26%	70,459	45	0.26%

Total interest-earning assets	$2,271,550	$32,080	5.73%	$2,462,759	$35,562	5.86%

Non-interest earning assets	306,586			384,013

Total assets	$2,578,136			$2,846,772

Interest-bearing liabilities:
Deposits:
Interest checking, savings and money market	$941,888	$2,398	1.03%	$623,708	$1,852	1.20%
Time deposits	940,388	5,663	2.44%	1,296,277	10,799	3.38%

Total interest-bearing deposits	$1,882,276	$8,061	1.74%	$1,919,985	$12,651	2.67%

Securities sold under repurchase agreements and short-term borrowings	23,615	6	0.10%	33,076	9	0.11%
Notes payable	171,946	1,694	4.00%	229,282	2,445	4.32%
Subordinated debentures	88,662	472	2.16%	88,662	846	3.87%

Total interest-bearing liabilities	$2,166,499	$10,233	1.92%	$2,271,005	$15,951	2.85%

Non-interest bearing liabilities:
Demand deposits	163,173			168,109
Other liabilities	18,098			22,734

Total non-interest bearing liabilities	181,271			190,843

Total liabilities	2,347,770			2,461,848

Shareholders’ equity	230,366			384,924

Total liabilities and shareholders’ equity	$2,578,136			$2,846,772

Net interest income		$21,847			$19,611

Interest rate spread			3.81%			3.01%

Net yield on interest-earning assets			3.90%			3.23%

[1]	Average loan balances excluded nonaccrual loans for the periods presented.

[2]
Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Provision for Loan Losses. During the three months ended March 31, 2010, loan charge-offs were $4,733 and recoveries of charged-off loans were $850. The Company’s provision for loan losses increased to $3,889 for the three months ended March 31, 2010, as compared to $985 for the same period in 2009. Compared with the fourth quarter of 2009, the provision for loan losses declined by $2,513 as the Company experienced lower loan defaults during the first quarter of 2010 with net loan charge-offs declining from $6,437 in the fourth quarter of 2009 to $3,883 during the first quarter 2010. The Company’s allowance for loan losses increased slightly to $50,167 at March 31, 2010 from $50,161 at December 31, 2009 and the reserve to outstanding loans ratio increased to 2.52% from 2.45% at December 31, 2009 and 2.19% at March 31, 2009. Credit quality ratios had generally declined since September 30, 2007 through the second quarter of 2009, principally as a result of the prolonged deterioration of the residential real estate construction and development market, beginning in the fourth quarter of 2007, in the Company’s urban markets, primarily Nashville and Knoxville. Beginning late in the third quarter of 2009 the Company began to witness economic stabilization beginning to materialize in certain of its major markets with this trend continuing through the first quarter of 2010. Management continually evaluates the Company’s credit policies and procedures for effective risk and control management. The ratio of allowance for loan losses to nonperforming loans was 78.85%, 66.39% and 45.16% at March 31, 2010, December 31, 2009 and March 31, 2009, respectively, and the ratio of nonperforming assets to total assets was 5.27%, 5.07% and 4.34% at March 31, 2010, December 31, 2009 and March 31, 2009, respectively. The ratio of nonperforming loans to total loans, net of unearned interest, was 3.19%, 3.70% and 4.84% at March 31, 2010, December 31, 2009 and March 31, 2009, respectively. Within the Bank, the Company’s largest subsidiary, the ratio of nonperforming assets to total assets was 5.25%, 5.04% and 4.31% at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.
Based on management’s calculation, an allowance of $50,167, or 2.52% of total loans, net of unearned income, was an adequate estimate of losses inherent in the loan portfolio as of March 31, 2010. This estimate resulted in a provision for loan losses in the income statement of $3,889 for the three months ended March 31, 2010. If the economic conditions, loan mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.
The Company’s year-to-date net charge-offs as a percentage of average loans increased from 0.03% (annualized 0.12%) for the three months ended March 31, 2009 to 0.19% (annualized 0.76%) for the three months ended March 31, 2010. Net charge-offs as a percentage of average loans were 2.25% for the year ended December 31, 2009.
Management believes that credit quality indicators will be driven by the current economic environment and the resiliency of residential real estate markets. Management continually evaluates the existing portfolio in light of loan concentrations, current general economic conditions and economic trends. Based on its evaluation of the allowance for loan loss calculation and review of the loan portfolio, management believes the allowance for loan losses is adequate at March 31, 2010. However, the provision for loan losses could further increase for the entire year of 2010 if the general economic conditions continue to weaken or the residential real estate markets in Nashville, Knoxville or the Company’s other markets or the financial conditions of borrowers deteriorate beyond management’s current expectations.
Non-interest Income. Fee income, unrelated to interest-earning assets, consisting primarily of service charges, commissions and fees, is an important component to the Company’s total revenue stream.
Total non-interest income for the three months ended March 31, 2010 was $7,686 as compared to $6,943 for the same period in 2009. Service charges on deposit accounts remain the largest component of total non-interest income and increased from $5,356 for the three months ended March 31, 2009 to $5,940 for the same period in 2010. The Company continues to see solid growth in net new checking account customers due to its High Performance Checking Program, as evidenced by the 4,245 net new accounts opened during the first three months of 2010; however, the service charges and NSF fees associated with this product have increased modestly. The Company believes that as the economy begins to recover, non-interest income will continue to increase given the expansion of its customer base.

Non-interest Expense. Control of non-interest expense is a critical aspect in enhancing income. Non-interest expense includes personnel, occupancy, and other expenses such as, write-downs on OREO, data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation (“FDIC”) assessment, etc. Total non-interest expense was $20,546 for the three months ended March 31, 2010 compared to $17,831 for the same period in 2009. The $2,715 increase in total non-interest expense for the three months ended March 31, 2010 compared to the same period of 2009 was principally the result of higher OREO related costs and other expenses related to collection efforts, including professional services fees.
Personnel costs are the primary element of the Company’s recurring non-interest expenses. For the three months ended March 31, 2010, employee compensation and benefits represented $8,642, or 42% of total non-interest expense. This was a decrease of $345, or 4% from the $8,987 for the three months ended March 31, 2009. The decrease is primarily the result of a reduction in employee benefit costs. Including Bank branches and non-bank office locations the Company had 75 locations at March 31, 2010, December 31, 2009 and March 31, 2009, and the number of full-time equivalent employees declined from 738 at March 31, 2009 to 717 at March 31, 2010.
Income Taxes. The effective income tax rate for the three months ended March 31, 2010 was 34.91% compared to 36.74% for the same period in 2009.
Changes in Financial Condition
Total assets at March 31, 2010 were $2,569,732, a decrease of $49,407, or 2%, from December 31, 2009. The decrease in assets was primarily reflective of the decreases of $49,768 in loans, net of unearned income.
Non-performing assets (“NPA’s”), which include non-accrual loans, loans past due 90 days or more and still accruing interest and OREO, totaled $135,366 at March 31, 2010 compared with $132,726 at December 31, 2009. During the three month period ended March 31, 2010, the Company experienced a slight increase in net NPA’s of $2,640 as the Company continued its aggressive approach to identify and recognize NPA’s.
Non-performing loans include non-accrual loans and loans 90 or more days past due. All loans that are 90 days past due are considered non-accrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Non-accrual loans that are 120 days past due without assurance of repayment are charged off against the allowance for loan losses. Nonaccrual loans and loans past due 90 days totaled $63,620 at March 31, 2010, a decrease of $11,938 from December 31, 2009. The decrease in nonaccrual loans and loans past due 90 days balances were primarily the result of such loans being transferred to OREO during the first quarter of 2010.
OREO totaled $71,746 at March 31, 2010 compared with $57,168 at December 31, 2009 an increase of $14,578 as the Company continued to foreclose on certain properties.
The Company’s policy requires new appraisals on adversely rated collateral dependent loans and OREO to be obtained at least annually. On a quarterly basis, the Company receives a written report from an independent nationally recognized organization which provides updated valuation trends, by price point and by zip code, for each of the major markets in which the Company is conducting business. The information obtained is then used in the Company’s impairment analysis of collateral dependent loans.
At March 31, 2010, the ratio of the Company’s allowance for loan losses to non-performing loans (which include non-accrual loans) was 78.85% compared to 45.16% at March 31, 2009.
The Company maintains an investment portfolio to provide liquidity and earnings. Investments at March 31, 2010 with an amortized cost of $172,425 had a market value of $174,344. At year-end 2009, investments with an amortized cost of $148,040 had a market value of $148,362.

Liquidity and Capital Resources
Liquidity. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s primary source of liquidity is dividends paid by the Bank. Applicable Tennessee statutes and regulations impose restrictions on the amount of dividends that may be declared by the Bank. Under Tennessee law, the Bank can only pay dividends to the Company in an amount equal to or less than the total amount of its net income for that year combined with retained net income for the preceding two years. Payment of dividends in excess of this amount requires the consent of the Commissioner of the Tennessee Department of Financial Institutions (“TDFI”), Federal Deposit Insurance Corporation (“FDIC”) and the Federal Reserve Bank (“FRB”). Further, any dividend payments are subject to the continuing ability of the Bank to maintain compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a “well-capitalized” institution. Because of the Bank’s loss in 2009, dividends from the Bank to the Company, including funds for payment of dividends on preferred stock and trust preferred, including the preferred stock issued to the Treasury, will require prior approval of the TDFI, FDIC and FRB. In addition, the Company maintains borrowing availability with the FHLB which was fully utilized at March 31, 2010. The Company also maintains federal funds lines of credit totaling $70,000 at four correspondent banks of which $70,000 was available at March 31, 2010, and $10,000 of the federal funds lines of credit is secured by cash on deposit. The Company believes it has sufficient liquidity to satisfy its current operating needs.
For the three months ended March 31, 2010, operating activities of the Company provided $9,090 of cash flows. Net income of $3,196 comprised a substantial portion of the cash generated from operations. Cash flows from operating activities were also positively affected by various non-cash items, including (i) $3,889 in provision for loan losses, (ii) $1,828 of depreciation and amortization and (iii) $4,970 in other assets. This was offset in part by a decrease of $5,896 in accrued interest payable and other liabilities.
Maturities of $27,072 in investment securities available for sale, proceeds from the net change in loans of $28,763 and proceeds of $2,368 from the sale of other real estate were the primary components of inflows from investing activities. These were offset in part by $51,525 in purchases of investment securities available for sale for a net increase in net cash provided from investing activities of $5,790.
The net decrease in core and brokered deposits of $46,231 was the primary use of cash flows used in financing activities of $47,833. The net decrease in total deposits reflects a decrease in core deposits of $41,046 and brokered deposits of $5,185.
Capital Resources. The Company’s capital position is reflected in its shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of the Company’s net worth, soundness and viability. The Company continues to exhibit a strong capital position. Further, the capital base of the Company allows it to take advantage of business opportunities while maintaining the level of resources deemed appropriate by management of the Company to address business risks inherent in the Company’s daily operations. During the second quarter of 2009, the Company suspended common stock dividends in order to preserve capital in these uncertain economic times.
Shareholders’ equity on March 31, 2010 was $230,189, an increase of $3,420, or 2%, from $226,769 on December 31, 2009. The increase in shareholders’ equity primarily reflects net income available to common shareholders for the three months ended March 31, 2010 of $1,946 and the cumulative change of $970 in unrealized gains, net of reclassification and taxes, on available for sale securities.

Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board (“FRB”) and the FDIC require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of common equity, retained earnings, and a limited amount of qualifying perpetual preferred stock and trust preferred securities, net of goodwill and other intangible assets and accumulated other comprehensive income). These guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. At March 31, 2010, the Bank and the Company each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements. As set forth in the table below, the capital position of the Bank and the Company at March 31, 2010 are at elevated levels. The Company intends to maintain these ratios at elevated levels until it has become clear that the Company has moved past these uncertain economic times.

	Required	Required
	Minimum	to be
	Ratio	Well Capitalized	Bank	Company
Tier 1 risk-based capital	4.00%	6.00%	14.06%	14.15%
Total risk-based capital	8.00%	10.00%	15.33%	15.41%
Leverage Ratio	4.00%	5.00%	11.55%	11.63%
Off-Balance Sheet Arrangements
At March 31, 2010, the Company had outstanding unused lines of credit and standby letters of credit totaling $256,686 and unfunded loan commitments outstanding of $15,538. Because these commitments generally have fixed expiration dates and most will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or, on a short-term basis, to borrow any then available amounts from the FHLB and/or purchase Federal funds from other financial institutions. At March 31, 2010, the Company had accommodations with upstream correspondent banks for unsecured federal funds lines. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about the Company’s off-balance sheet commitments as of March 31, 2010, which by their terms have contractual maturity dates subsequent to March 31, 2010:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total

Commitments to make loans — fixed	$1,509	$—	$—	$—	$1,509
Commitments to make loans — variable	14,029	—	—	—	14,029
Unused lines of credit	125,017	7,295	6,620	86,616	225,548
Letters of credit	23,020	8,118	—	—	31,138

Total	$163,575	$15,413	$6,620	$86,616	$272,224

Disclosure of Contractual Obligations
In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes the Company’s significant fixed and determinable contractual obligations as of March 31, 2010:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total

Certificates of deposits	$748,203	$141,766	$18,335	$3,636	$911,940
FHLB advances and notes payable	12,358	80,706	30,750	48,105	171,919
Subordinated debentures	—	—	—	88,662	88,662
Operating lease obligations	1,112	1,890	1,043	996	5,041
Deferred compensation	1,975	—	248	1,912	4,135
Purchase obligations	621	—	—	—	621

Total	$764,269	$224,362	$50,376	$143,311	$1,182,318

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
Effect of New Accounting Standards
FASB — ASU — 2010-06 — In January 2010, the FASB issued additional guidance on fair value disclosures. The new guidance clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The Company adopted the fair value disclosures guidance on January 1, 2010, except for the gross presentation of the Level 3 rollforward information which is not required to be adopted by the Company until January 1, 2011.
FASB — ASC — 810 and amended by FASB ASU — 2010-10 became effective on January 1, 2010, and was amended to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC 810 was effective January 1, 2010 and did not have a significant impact on the Company’s financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part II, Item 7A of the 2009 10-K is incorporated in this item of this Quarterly Report by this reference. There have been no material changes in the quantitative and qualitative market risks of the Company since December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a- 15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).
Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
The Company and its subsidiaries are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company’s results of operations.

Item 1A.	Risk Factors
There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Company made no unregistered sales of its equity securities or repurchases of its common stock during the quarter ended March 31, 2010.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Removed and Reserved
None

Item 5.	Other Information
None

Item 6.	Exhibits
See Exhibit Index immediately following the signature page hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Bankshares, Inc. Registrant
Date: May 7, 2010	By:	/s/ James E. Adams
James E. Adams
Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description

10.1	R. Stan Puckett — First Amendment to the Greene County Bank Executive Deferred Compensation Agreement.

10.2	R. Stan Puckett — Second Amendment to the Greene County Bancshares, Inc. Non-Competition Agreement.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002