Form 10-Q
period 2010-06-30
GREEN BANKSHARES, INC.
filed 2010-08-06
CIK 764402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☑
As of August 6, 2010, the number of shares outstanding of the issuer’s common stock was: 13,192,110.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of Green Bankshares, Inc. and its wholly owned subsidiaries are as follows:

Condensed Consolidated Balance Sheets – June 30, 2010 and December 31, 2009.

Condensed Consolidated Statements of Income — For the three and six months ended June 30, 2010 and 2009.

Condensed Consolidated Statement of Changes in Shareholders’ Equity – For the six months ended June 30, 2010.

Condensed Consolidated Statements of Cash Flows — For the six months ended June 30, 2010 and 2009.

Notes to Condensed Consolidated Financial Statements.

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2010 and December 31, 2009
(Amounts in thousands, except share and per share data)

	(Unaudited)
	June 30,	December 31,
	2010	2009*
ASSETS
Cash and due from banks	$206,412	$206,701
Federal funds sold	1,743	3,793

Cash and cash equivalents	208,155	210,494
Interest earning deposits in other banks	1,000	11,000
Securities available for sale	176,121	147,724
Securities held to maturity (with a market value of $625 and $638)	616	626
Loans held for sale	830	1,533
Loans, net of unearned interest	1,928,174	2,043,807
Allowance for loan losses	(50,049)	(50,161)
Other real estate owned and repossessed assets	76,932	57,168
Premises and equipment, net	80,437	81,818
FHLB and other stock, at cost	12,734	12,734
Cash surrender value of life insurance	30,872	30,277
Core deposit and other intangibles	8,044	9,335
Deferred tax asset	12,913	13,600
Other assets	42,553	49,184

Total assets	$2,529,332	$2,619,139

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Non-interest bearing deposits	$170,396	$177,602
Interest bearing deposits	1,820,044	1,899,910
Brokered deposits	1,399	6,584

Total deposits	1,991,839	2,084,096

Repurchase agreements	24,240	24,449
FHLB advances and notes payable	171,838	171,999
Subordinated debentures	88,662	88,662
Accrued interest payable and other liabilities	19,603	23,164

Total liabilities	$2,296,182	$2,392,370

Shareholders’ equity
Preferred stock: no par, 1,000,000 shares authorized, 72,278 shares outstanding	$67,428	$66,735
Common stock: $2 par, 20,000,000 shares authorized, 13,192,109 and 13,171,474 shares outstanding	26,384	26,343
Common stock warrants	6,934	6,934
Additional paid-in capital	188,585	188,310
Retained earnings (deficit)	(58,233)	(61,742)
Accumulated other comprehensive income	2,052	189

Total shareholders’ equity	233,150	226,769

Total liabilities and shareholders’ equity	$2,529,332	$2,619,139

*	Derived from the audited consolidated balance sheet, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2010 and 2009
(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Interest income
Interest and fees on loans	$29,374	$32,528	$59,434	$65,173
Taxable securities	1,391	1,843	2,679	4,063
Nontaxable securities	306	314	618	634
FHLB and other stock	134	135	272	285
Federal funds sold and other	99	36	193	81

Total interest income	31,304	34,856	63,196	70,236

Interest expense
Deposits	7,626	11,511	15,687	24,164
Federal funds purchased and repurchase agreements	5	7	11	16
FHLB advances and notes payable	1,712	2,469	3,406	4,912
Subordinated debentures	488	689	960	1,535

Total interest expense	9,831	14,676	20,064	30,627

Net interest income	21,473	20,180	43,132	39,609

Provision for loan losses	4,749	24,384	8,638	25,369

Net interest income (loss) after provision for loan losses	16,724	(4,204)	34,494	14,240

Non-interest income
Service charges on deposit accounts	6,692	5,795	12,632	11,151
Other charges and fees	383	505	739	954
Trust and investment services income	757	489	1,339	877
Mortgage banking income	123	110	241	165
Other income	909	642	1,599	1,337
Securities gains (losses), net
Other-than-temporary impairment	(553)	(960)	(553)	(960)
Less non-credit portion recognized in other comprehensive income	460	227	460	227

Total non-interest income	8,771	6,808	16,457	13,751

Non-interest expense
Employee compensation	7,972	8,064	15,637	15,756
Employee benefits	816	1,229	1,793	2,524
Occupancy expense	1,684	1,712	3,383	3,499
Equipment expense	668	895	1,376	1,637
Computer hardware/software expense	886	651	1,710	1,288
Professional services	576	446	1,183	975
Advertising	806	679	1,404	743
OREO maintenance expense	554	137	999	280
Collection and repossession expense	534	711	1,821	1,009
Loss on OREO and repossessed assets	926	3,346	1,435	3,427
FDIC Insurance	1,209	2,550	2,060	3,250
Core deposit and other intangibles amortization	640	652	1,291	1,456
Goodwill impairment	—	143,389	—	143,389
Other expenses	4,003	3,949	7,728	7,008

Total non-interest expenses	21,274	168,410	41,820	186,241

Income (loss) before income taxes	4,221	(165,806)	9,131	(158,250)

Provision (benefit) for income taxes	1,410	(15,656)	3,124	(12,880)

Net income (loss)	$2,811	$(150,150)	$6,007	$(145,370)

Preferred stock dividends and accretion of discount	1,250	1,250	2,500	2,482

Net income (loss) available to common shareholders	$1,561	$(151,400)	$3,507	$(147,852)

Per share of common stock:
Basic earnings (loss)	$0.12	$(11.58)	$0.27	$(11.32)

Diluted earnings (loss)	0.12	(11.58)	0.27	(11.32)

Dividends	—	—	—	0.13

Weighted average shares outstanding:
Basic	13,097,611	13,070,216	13,090,021	13,066,569

Diluted[1]	13,158,131	13,070,216	13,148,226	13,066,569

[1]	Diluted weighted average shares outstanding exclude 105,734 and 92,420 restricted average shares for the three and six month periods ended June 30, 2009 because their impact would be anti-dilutive.
See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2010
(Unaudited)
(Amounts in thousands, except share and per share data)

				Warrants			Accumulated
				For	Additional	Retained	Other	Total
	Preferred	Common Stock		Common	Paid-in	Earnings	Comprehensive	Shareholders’
	Stock	Shares	Amount	Stock	Capital	(Deficit)	Income	Equity
Balance, December 31, 2009	$66,735	13,171,474	$26,343	$6,934	$188,310	$(61,742)	$189	$226,769

Preferred stock transactions:
Accretion of preferred stock discount	693	—	—	—	—	(693)	—	—
Preferred stock dividends	—	—	—	—	—	(1,805)	—	(1,805)
Common stock transactions:
Issuance of restricted common shares	—	20,635	41	—	(41)	—	—	—
Compensation expense:
Stock options	—	—	—	—	150	—	—	150
Restricted stock	—	—	—	—	166	—	—	166
Comprehensive income:
Net income	—	—	—	—	—	6,007	—	6,007
Change in unrealized gains, net of reclassification and taxes	—	—	—	—	—	—	1,863	1,863

Total comprehensive income								7,870

Balance, June 30, 2010	$67,428	13,192,109	$26,384	$6,934	$188,585	$(58,233)	$2,052	$233,150

See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(Amounts in thousands, except share and per share data)

	June 30,	June 30,
	2010	2009
	(Unaudited)

Cash flows from operating activities
Net income (loss)	$6,007	$(145,370)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	8,638	25,369
Impairment of goodwill	—	143,389
Depreciation and amortization	3,619	3,642
Security amortization and accretion, net	235	47
Write down of investments and other securities for impairment	93	524
Net gain on sale of mortgage loans	(222)	(99)
Originations of mortgage loans held for sale	(18,759)	(21,582)
Proceeds from sales of mortgage loans	19,685	18,489
Increase in cash surrender value of life insurance	(595)	(574)
Net losses from sales of fixed assets	5	35
Stock-based compensation expense	316	350
Net loss on other real estate and repossessed assets	1,435	3,427
Deferred tax benefit (expense)	(516)	305
Net changes:
Other assets	6,631	(5,453)
Accrued interest payable and other liabilities	(3,561)	(228)

Net cash provided by operating activities	23,011	22,271

Cash flows from investing activities
Purchase of securities available for sale	(85,684)	(45,873)
Proceeds from maturities of securities available for sale	70,025	82,098
Proceeds from maturities of securities held to maturity	10	10
Net change in loans	77,775	19,980
Proceeds from sale of other real estate	8,357	3,110
Improvements to other real estate	(450)	—
Proceeds from sale of fixed assets	—	555
Premises and equipment expenditures	(951)	(2,865)

Net cash provided by investing activities	69,082	57,015

Cash flows from financing activities
Net change in core deposits	(87,072)	90,830
Net change in brokered deposits	(5,185)	(248,255)
Net change in repurchase agreements	(209)	(9,312)
Repayments of FHLB advances and notes payable	(161)	(195)
Preferred stock dividends paid	(1,805)	(1,426)
Common stock dividends paid	—	(1,713)

Net cash (used) in financing activities	(94,432)	(170,071)

Net change in cash and cash equivalents	(2,339)	(90,785)

Cash and cash equivalents, beginning of period	210,494	198,358

Cash and cash equivalents, end of period	$208,155	$107,573

Supplemental disclosures – cash and noncash
Interest paid	$20,639	$33,944
Income taxes paid	1,610	1,675
Loans converted to other real estate	30,879	34,193
Unrealized gain on available for sale securities, net of tax	1,863	481
See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 1 – PRINCIPLES OF CONSOLIDATION
The accompanying unaudited condensed consolidated financial statements of Green Bankshares, Inc. (the “Company”) and its wholly owned subsidiary, GreenBank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain amounts from prior period financial statements have been reclassified to conform to the current year’s presentation.
NOTE 2 — SECURITIES
Securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
June 30, 2010
U.S. government agencies	$71,653	$489	$(1)	$72,141
States and political subdivisions	31,034	1,054	(348)	31,740
Collateralized mortgage obligations	52,551	2,055	(372)	54,234
Mortgage-backed securities	15,504	650	(1)	16,153
Trust preferred securities	2,003	—	(150)	1,853

	$172,745	$4,248	$(872)	$176,121

December 31, 2009
U.S. government agencies	$52,937	$99	$(988)	$52,048
States and political subdivisions	31,764	877	(449)	32,192
Collateralized mortgage obligations	44,018	1,281	(622)	44,677
Mortgage-backed securities	16,607	291	(6)	16,892
Trust preferred securities	2,088	—	(173)	1,915

	$147,414	$2,548	$(2,238)	$147,724

Held to Maturity
June 30, 2010
States and political subdivisions	$251	$4	$—	$255
Other securities	365	5	—	370

	$616	$9	$—	$625

December 31, 2009
States and political subdivisions	$251	$4	$—	$255
Other securities	375	8	—	383

	$626	$12	$—	$638

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 2 — SECURITIES (Continued)
Contractual maturities of securities at June 30, 2010 are shown below. Securities not due at a single maturity date, collateralized mortgage obligations and mortgage-backed securities are shown separately.

	Available for Sale	Held to Maturity
	Fair	Carrying	Fair
	Value	Amount	Value
Due in one year or less	$—	$566	$575
Due after one year through five years	4,134	50	50
Due after five years through ten years	57,655	—	—
Due after ten years	43,945	—	—
Collateralized mortgage obligations	54,234	—	—
Mortgage-backed securities	16,153	—	—

Total maturities	$176,121	$616	$625

There were no gross gains or (losses) recognized for the three and six month periods ended June 30, 2010 and 2009, respectively.
Securities with a carrying value of $138,342 and $125,005 at June 30, 2010 and December 31, 2009, respectively, were pledged for public deposits and securities sold under agreements to repurchase and to the Federal Reserve Bank. The balance of pledged securities in excess of the pledging requirements was $6,182 and $9,135 at June 30, 2010 and December 31, 2009, respectively.
Securities with unrealized losses at June 30, 2010 and December 31, 2009 not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2010
U. S. government agencies	$1,005	$(1)	$—	$—	$1,005	$(1)
States and political subdivisions	—	—	3,223	(348)	3,223	(348)
Collateralized mortgage obligations	2,458	(13)	3,320	(359)	5,778	(372)
Mortgage-backed securities	—	—	9	(1)	9	(1)
Trust preferred securities	—	—	1,853	(150)	1,853	(150)

Total temporarily impaired	$3,463	$(14)	$8,405	$(858)	$11,868	$(872)

December 31, 2009
U. S. government agencies	$40,959	$(988)	$—	$—	$40,959	$(988)
States and political subdivisions	2,463	(24)	3,075	(425)	5,538	(449)
Collateralized mortgage obligations	4,997	(32)	3,222	(590)	8,219	(622)
Mortgage-backed securities	2,028	(5)	11	(1)	2,039	(6)
Trust preferred securities	1,783	(122)	132	(51)	1,915	(173)

Total temporarily impaired	$52,230	$(1,171)	$6,440	$(1,067)	$58,670	$(2,238)

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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
The Company holds a single issue trust preferred security issued by a privately held bank holding company. Based upon available but limited information we have estimated that the likelihood of collecting the security’s principal and interest payments is approximately 45%. In addition, the bank holding company deferred its interest payments beginning in the second quarter of 2009, and we have placed the security on non-accrual. The Federal Reserve Bank of St. Louis entered into an agreement with the bank holding company on October 22, 2009 which was made public on October 30, 2009. Among other provisions of the regulatory agreement, the bank holding company must strengthen its management of operations, strengthen its credit risk management practices, and submit a capital plan. As of June 30, 2010 no other communications between the bank holding company and the Federal Reserve Bank of St. Louis have been made public.
The Company valued the security by projecting estimated cash flows given the assumption of collecting approximately 45% of the security’s principal & interest and then discounting the amount back to the present value using a discount rate of 3.50% plus three month LIBOR.  As of June 30, 2010, our best estimate for the three month LIBOR over the next twenty-one years (the remaining life of the security) is 3.65%. The difference in the present value and the carrying value of the security was the OTTI credit portion. Due to the illiquid trust preferred market for private issuers and the absence of a credible pricing source, we calculated a 15% illiquidity premium for the security to calculate the OTTI non credit portion. The security is currently booked at a fair value of $574 at June 30, 2010 and during the six months ended June 30, 2010 the Company recognized a write-down of $75 through non-interest income representing other-than-temporary impairment on the security.
The Company holds a private label class A21 collateralized mortgage obligation that was analyzed with multiple stress scenarios using conservative assumptions for underlying collateral defaults, loss severity, and prepayments. The average principal at risk given the stress scenarios was calculated at 6.11%, and then analyzed using the present value of the future cash flows using the fixed rate of the security of 5.5% as the discount rate. The difference in the present value and the carrying value of the security was the OTTI credit portion. The security is currently booked at a fair value of $2,447 at June 30, 2010 and during the six months ended June 30, 2010 the Company recognized a write-down of $18 through non-interest income representing other-than-temporary impairment on the security.
The Company holds a private label class 2A1 collateralized mortgage obligation that was analyzed with multiple stress scenarios using conservative assumptions for underlying collateral defaults, loss severity, and prepayments. The average principal at risk given the stress scenarios was calculated at 0.0%, and then analyzed using the present value of the future cash flows using the fixed rate of the security of 5.5% as the discount rate. The difference in the present value and the carrying value of the security was the OTTI credit portion. The security is currently booked at a fair value of $873 at June 30, 2010 and during the six months ended June 30, 2010 the Company has not recognized a write-down through non-interest income representing other-than-temporary impairment on the security.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 2 — SECURITIES (Continued)
The following table presents more detail on selective Company security holdings as of June 30, 2010. These details are listed separately due to the inherent level of risk for OTTI on these securities.

						Present
		Current				Value
		Credit	Book	Fair	Unrealized	Discounted
Description	Cusip#	Rating	Value	Value	Loss	Cash Flow

Collateralized mortgage obligations
Wells Fargo – 2007 - 4 A21	94985RAW2	Caa2	$2,802	$2,447	$(355)	$2,802
Wells Fargo – 2005 - 5 2A1	94982MAE6	B3	877	873	(4)	904

			$3,679	$3,320	$(359)	$3,706

Trust preferred securities
West Tennessee Bancshares, Inc.	956192AA6	N/A	675	574	(101)	675

			$933	$773	$(160)	$934

The following table presents a roll-forward of the cumulative amount of credit losses on the Company’s investment securities that have been recognized through earnings as of June 30, 2010. There was $93 of credit losses on the Company’s investment securities recognized in earnings for the three and six months ended June 30, 2010:

Beginning balance of credit losses at January 1, 2010	$976
Other-than-temporary impairment credit losses	93

Ending balance of cumulative credit losses recognized in earnings	$1,069

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 3 – LOANS
Loans at June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
	2010	2009

Commercial real estate	$1,222,460	$1,306,398
Residential real estate	384,227	392,365
Commercial	255,223	274,346
Consumer	78,421	83,382
Other	2,581	2,117
Unearned income	(14,738)	(14,801)

Loans, net of unearned income	$1,928,174	$2,043,807

Allowance for loan losses	$(50,049)	$(50,161)

The following table presents the Company’s total loan portfolio based upon the primary purpose of the loan:

	June 30,	December 31,
	2010	2009

Speculative 1-4 family residential real estate:
Acquisition and development	$176,152	$185,087
Lot warehouse	52,520	66,104
Commercial 1-4 family residential	49,539	70,434

Sub-total	278,211	321,625

Construction:
Commercial vacant land	100,163	101,679
Commercial construction – non-owner occupied	123,330	164,887
Commercial construction – owner occupied	6,519	28,213
Consumer residential construction	13,511	19,073

Sub-total	243,523	313,852

Total speculative and construction	521,734	635,477

Non-owner occupied commercial real estate	434,238	397,028
Owner occupied commercial real estate	242,690	255,819
Commercial and industrial loans	267,721	282,493
Home equity lines of credit	182,322	170,818
Consumer mortgages	177,598	191,332
Farmland	19,124	25,117
Agriculture	8,902	8,841
Consumer	88,583	91,683
Unearned income	(14,738)	(14,801)

Loans, net of unearned income	$1,928,174	$2,043,807

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 3 – LOANS (Continued)
Transactions in the allowance for loan losses and certain information about nonaccrual loans and loans 90 days past due but still accruing interest for the six months ended June 30, 2010 and twelve months ended December 31, 2009 were as follows:

	June 30,	December 31,
	2010	2009

Balance at beginning of year	$50,161	$48,811
Add (deduct):
Provision for loan losses	8,638	50,246
Loans charged off	(10,049)	(54,890)
Recoveries of loans charged off	1,299	5,994

Ending balance	$50,049	$50,161

	June 30,	December 31,
	2010	2009

Impaired loans were as follows:
Loans with no allowance allocated	$108,121	$89,292
Loans with allowance allocated	20,488	25,946
Amount of allowance allocated	4,291	5,737

Nonperforming loans were as follows:
Loans past due 90 days still on accrual	$641	$147
Nonaccrual loans	64,342	75,411

Total	$64,983	$75,558

Impaired loans with no allowance allocated of $108,121 and $89,292 at June 30, 2010 and December 31, 2009 are shown net of amounts previously charged off of $16,578 and $27,937, respectively.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 4 – EARNINGS PER SHARE OF COMMON STOCK
Basic earnings per share (“EPS”) of common stock is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income available to common shareholders by the weighted average number of common shares and potential common shares outstanding during the period. Stock options, warrants and restricted common shares are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the three and six month periods ended June 30, 2010 1,017,645 options and warrants are excluded from the effect of dilutive securities because they are anti-dilutive; 1,059,947 options are similarly excluded from the effect of dilutive securities for the three and six month periods ended June 30, 2009.
The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,
	2010	2009
Basic Earnings (Loss) Per Common Share

Net income (loss)	$2,811	$(150,150)
Less: preferred stock dividends and accretion of discount on warrants	1,250	1,250

Net income (loss) available to common shareholders	$1,561	$(151,400)

Weighted average common shares outstanding	13,097,611	13,070,216

Basic earnings (loss) per share available to common shareholders	$0.12	$(11.58)

Diluted Earnings (Loss) Per Common Share

Net income (loss)	$2,811	$(150,150)
Less: preferred stock dividends and accretion of discount on warrants	1,250	1,250

Net income (loss) available to common shareholders	$1,561	$(151,400)

Weighted average common shares outstanding	13,097,611	13,070,216

Add: Dilutive effects of assumed conversions of restricted stock and exercises of stock options and warrants[1]	60,520	—

Weighted average common and dilutive potential common shares outstanding	13,158,131	13,070,216

Diluted earnings (loss) per share available to common shareholders	$0.12	$(11.58)

[1]	Diluted weighted average shares outstanding exclude 105,734 restricted average shares for the three month period ended June 30, 2009 because their impact would be anti-dilutive.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 4 – EARNINGS PER SHARE OF COMMON STOCK (Continued)

	Six Months Ended
	June 30,
	2010	2009
Basic Earnings (Loss) Per Common Share

Net income (loss)	$6,007	$(145,370)
Less: preferred stock dividends and accretion of discount on warrants	2,500	2,482

Net income (loss) available to common shareholders	$3,507	$(147,852)

Weighted average common shares outstanding	13,090,021	13,066,569

Basic earnings (loss) per share available to common shareholders	$0.27	$(11.32)

Diluted Earnings (Loss) Per Common Share

Net income (loss)	$6,007	$(145,370)
Less: preferred stock dividends and accretion of discount on warrants	2,500	2,482

Net income (loss) available to common shareholders	$3,507	$(147,852)

Weighted average common shares outstanding	13,090,021	13,066,569

Add: Dilutive effects of assumed conversions of restricted stock and exercises of stock options and warrants[1]	58,205	—

Weighted average common and dilutive potential common shares outstanding	13,148,226	13,066,569

Diluted earnings (loss) per share available to common shareholders	$0.27	$(11.32)

[1]	Diluted weighted average shares outstanding exclude 92,420 restricted average shares for the six month period ended June 30, 2009 because their impact would be anti-dilutive.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

		Other	Holding
Three months ended June 30, 2010	Bank	Segments	Company	Eliminations	Totals
Net interest income (expense)	$19,859	$2,103	$(489)	$—	$21,473
Provision for loan losses	4,439	310	—	—	4,749
Noninterest income	8,529	417	52	(227)	8,771
Noninterest expense	19,948	1,141	412	(227)	21,274
Income tax expense (benefit)	1,287	418	(295)	—	1,410

Segment profit (loss)	2,714	$651	$(554)	$—	$2,811

Segment assets at June 30, 2010	$2,477,386	$42,234	$9,712	$—	$2,529,332

		Other	Holding
Three months ended June 30, 2009	Bank	Segments	Company	Eliminations	Totals
Net interest income (expense)	$18,683	$2,185	$(688)	$—	$20,180
Provision for loan losses	23,645	739	—	—	24,384
Noninterest income	7,204	540	24	(227)	7,541
Noninterest expense	167,643	1,232	495	(227)	169,143
Income tax expense (benefit)	(15,526)	298	(428)	—	(15,656)

Segment profit (loss)	(149,875)	$456	$(731)	$—	$(150,150)

Segment assets at June 30, 2009	$2,577,886	$42,282	$9,666	$—	$2,629,834

		Other	Holding
Six months ended June 30, 2010	Bank	Segments	Company	Eliminations	Totals
Net interest income (expense)	$39,927	$4,166	$(961)	$—	$43,132
Provision for loan losses	7,795	843	—	—	8,638
Noninterest income	16,057	788	66	(454)	16,457
Noninterest expense	39,417	2,256	601	(454)	41,820
Income tax expense (benefit)	2,915	727	(518)	—	3,124

Segment profit (loss)	5,857	$1,128	$(978)	$—	$6,007

		Other	Holding
Six months ended June 30, 2009	Bank	Segments	Company	Eliminations	Totals
Net interest income (expense)	$36,893	$4,251	$(1,535)	$—	$39,609
Provision for loan losses	23,986	1,383	—	—	25,369
Noninterest income	13,801	989	149	(455)	14,484
Noninterest expense	183,885	2,471	1,073	(455)	186,974
Income tax expense (benefit)	(12,510)	545	(915)	—	(12,880)

Segment profit (loss)	(144,667)	$841	$(1,544)	$—	$(145,370)

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 5 – SEGMENT INFORMATION (Continued)
Asset Quality Ratios

As of and for the period ended June 30, 2010	Bank	Other	Total

Nonperforming loans as a percentage of total loans, net of unearned income	3.37%	1.28%	3.37%
Nonperforming assets as a percentage of total assets	5.59%	1.38%	5.61%
Allowance for loan losses as a percentage of total loans, net of unearned income	2.44%	7.89%	2.60%
Allowance for loan losses as a percentage of nonperforming loans	72.35%	616.49%	77.02%
YTD net charge-offs to average total loans, net of unearned income	0.40%	2.09%	0.44%

As of and for the period ended June 30, 2009	Bank	Other	Total

Nonperforming loans as a percentage of total loans, net of unearned income	4.33%	1.89%	4.34%
Nonperforming assets as a percentage of total assets	4.88%	2.00%	4.91%
Allowance for loan losses as a percentage of total loans, net of unearned income	2.15%	8.11%	2.30%
Allowance for loan losses as a percentage of nonperforming loans	49.70%	428.99%	52.96%
YTD net charge-offs to average total loans, net of unearned income	1.04%	2.71%	1.08%

As of and for the year ended December 31, 2009	Bank	Other	Total

Nonperforming loans as a percentage of total loans, net of unearned income	3.69%	1.50%	3.70%
Nonperforming assets as a percentage of total assets	5.04%	2.02%	5.07%
Allowance for loan losses as a percentage of total loans, net of unearned income	2.30%	8.05%	2.45%
Allowance for loan losses as a percentage of nonperforming loans	62.29%	538.31%	66.39%
Net charge-offs to average total loans, net of unearned income	2.15%	5.88%	2.25%

Net charge-offs	Bank	Other	Total

For the six month period ended June 30, 2010	$7,847	$903	$8,750
For the six month period ended June 30, 2009	$22,893	$1,130	$24,023
For the year ended December 31, 2009	$46,394	$2,502	$48,896
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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
June 30, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 6 – FAIR VALUE DISCLOSURES (continued)
Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with GAAP. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2010, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
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
June 30, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 6 – FAIR VALUE DISCLOSURES (continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Below is a table that presents information about certain assets and liabilities measured at fair value:

				Total Carrying	Assets/Liabilities
	Fair Value Measurement Using			Amount in	Measured at Fair
Description	Level 1	Level 2	Level 3	Balance Sheet	Value
June 30, 2010
Securities available for sale
U.S. government agencies	$—	$72,141	$—	$72,141	$72,141
States and political subdivisions	—	31,740	—	31,740	31,740
Collateralized mortgage obligations	—	54,234	—	54,234	54,234
Mortgage-backed securities	—	16,153	—	16,153	16,153
Trust preferred securities	—	1,279	574	1,853	1,853

December 31, 2009
Securities available for sale
U.S. government agencies	$—	$52,048	$—	$52,048	$52,048
States and political subdivisions	—	32,192	—	32,192	32,192
Collateralized mortgage obligations	—	44,677	—	44,677	44,677
Mortgage-backed securities	—	16,892	—	16,892	16,892
Trust preferred securities	—	1,277	638	1,915	1,915
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
June 30, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 6 – FAIR VALUE DISCLOSURES (continued)
The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs.

	June 30,	December 31,
	2010	2009

Balance, beginning of period	$638	$—
Total gains or (loss) (realized/unrealized)
Included in earnings	(75)	(778)
Included in other comprehensive income	11	(112)
Paydowns and maturities	—	—
Transfers into Level 3	—	1,528

Balance, end of period	$574	$638

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

				Total Carrying	Assets/Liabilities
	Fair Value Measurement Using			Amount in	Measured at Fair
Description	Level 1	Level 2	Level 3	Balance Sheet	Value
June 30, 2010
Other real estate	$—	$—	$25,818	$25,818	$25,818
Impaired loans	—	—	65,488	65,488	65,488

Total assets at fair value	$—	$—	$91,306	$91,306	$91,306

December 31, 2009
Other real estate	$—	$—	$23,508	$23,508	$23,508
Impaired loans	—	—	57,914	57,914	57,914

Total assets at fair value	$—	$—	$81,422	$81,422	$81,422

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 6 – FAIR VALUE DISCLOSURES (Continued)
The carrying value and estimated fair value of the Company’s financial instruments are as follows at June 30, 2010 and December 31, 2009.

	June 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$209,155	$209,155	$221,494	$221,494
Securities available for sale	176,121	176,121	147,724	147,724
Securities held to maturity	616	625	626	638
Loans held for sale	830	842	1,533	1,552
Loans, net	1,878,125	1,839,401	1,993,646	1,950,684
FHLB and other stock	12,734	12,734	12,734	12,734
Cash surrender value of life insurance	30,872	30,872	30,277	30,277
Accrued interest receivable	8,839	8,839	9,130	9,130

Financial liabilities:
Deposit accounts	$1,991,839	$1,999,337	$2,084,096	$2,095,611
Federal funds purchased and repurchase agreements	24,240	24,240	24,449	24,449
FHLB Advances and notes payable	171,838	181,150	171,999	176,602
Subordinated debentures	88,662	71,349	88,662	70,527
Accrued interest payable	1,986	1,986	2,561	2,561
NOTE 7 – SUBSEQUENT EVENTS
Management evaluated subsequent events through the date the financial statements were issued.  Material events or transactions occurring after June 30, 2010 but prior to issuance that provided additional evidence about conditions that existed at June 30, 2010 have been recognized in the financial statements for the period ended June 30, 2010.  Events or transactions that provided evidence about conditions that did not exist at June 30, 2010 but arose before the financial statements were issued have not been recognized in the financial statements for the period ended June 30, 2010.

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
Although the Company believes that the assumptions underlying any forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements. Factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in the 2009 10-K in Part I, Item 1A thereof and (1) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (2) continuation of the historically low short-term interest rate environment; (3) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (4) increased levels of non-performing and repossessed assets and the ability to resolve these may result in future losses; (5) greater than anticipated deterioration or lack of sustained growth in the national or local economies; (6) rapid fluctuations or unanticipated changes in interest rates; (7) the impact of governmental restrictions on entities participating in the Capital Purchase Program of the United States Department of the Treasury; (8) changes in state and federal legislation, regulations or policies applicable to banks or other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act; (9) the results of regulatory examinations; (10) increased competition with other financial institutions in the markets that GreenBank (the “Bank”) serves; (11) exploring alternatives available for the future repayment of TARP as economic conditions begin to improve; and (12) the loss of key personnel, as well as other factors discussed throughout this document, including, without limitation the factors described under “Critical Accounting Policies and Estimates” on page 24 of this Quarterly Report on Form 10-Q, or from time to time, in the Company’s filings with the SEC, press releases and other communications.
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

Green Bankshares, Inc. (the “Company”) is the bank holding company for the Bank, a Tennessee-chartered commercial bank that conducts the principal business of the Company. The Company is the third largest bank holding company headquartered in Tennessee based on asset size at June 30, 2010 and at that date was also the second largest NASDAQ-listed bank holding company headquartered in Tennessee. The Bank currently maintains a main office in Greeneville, Tennessee and 64 full-service bank branches primarily in East and Middle Tennessee. In addition to its commercial banking operations, the Bank conducts separate businesses through its three wholly-owned subsidiaries: Superior Financial Services, Inc. (“Superior Financial”), a consumer finance company; GCB Acceptance Corporation (“GCB Acceptance”), an automobile lending company; and Fairway Title Co., a title company. The Bank also operates a wealth management office in Sumner County, Tennessee, and a mortgage banking operation in Knox County, Tennessee. All dollar amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except share and per share amounts.
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
In addition to the Company’s business model, which is summarized in the paragraphs above and the Company’s 2009 Annual Report on Form 10-K, the Company is continuously investigating and analyzing other lines and areas of business. Conversely, the Company frequently evaluates and analyzes the profitability, risk factors and viability of its various business lines and segments and, depending upon the results of these evaluations and analyses, may conclude to exit certain segments and/or business lines. Further, in conjunction with these ongoing evaluations and analyses, the Company may decide to sell, merge or close certain branch facilities.
Overview
The Company’s results of operations for the three and six month periods ended June 30, 2010, before dividend and related costs of $1,250 and $2,500, respectively associated with the issuance of Preferred Stock to the U.S. Treasury, increased $153 million and $151.4 million or $15.5 million and $13.9 million compared to the same periods in 2009 after adjusting for the non-cash, non-recurring, pre-tax goodwill impairment charge of $143.4 million which occurred in the quarter ended June 30, 2009 (See reconciliation of non-GAAP measures table below). The year over year increase was primarily driven by lower loan loss provisioning expense coupled with improving net interest income and non-interest income further bolstered by declining operating expenses.

GREEN BANKSHARES, INC.
Reconciliation of Non-GAAP Measures
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Total non-interest expense	$21,274	$168,410	$41,820	$186,241
Goodwill impairment charge	—	(143,389)	—	(143,389)

Operating expenses	$21,274	$25,021	$41,820	$42,852

Net income (loss) available to common shareholders	$1,561	$(151,400)	$3,507	$(147,852)
Goodwill impairment charge, net of tax	—	137,414	—	137,414

Net operating income (loss)	$1,561	$(13,986)	$3,507	$(10,438)

Per Diluted Share:
Net income (loss) available to common shareholders	$0.12	$(11.58)	$0.27	$(11.32)
Goodwill impairment charge, net of tax	—	10.51	—	10.52

Net operating income (loss)	$0.12	$(1.07)	$0.27	$(0.80)

The above table presents computations and other financial information excluding the goodwill impairment charge incurred by the Company in the second quarter of 2009 (non-GAAP). The goodwill impairment charge is included in the financial results presented in accordance with generally accepted accounting principles (GAAP). The Company believes that the exclusion of goodwill impairment in expressing net operating income (loss), operating expenses and earnings (loss) per share data provides a more meaningful base for period to period comparisons which will assist investors in analyzing the operating results of the Company and predicting operating performance. The Company utilizes these non-GAAP financial measures to compare the operating performance with comparable periods in prior years and with internally prepared projections. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, the Company has policies in place to address goodwill impairment from other normal operating expenses to ensure that the Company’s operating results are properly reflected for period to period comparisons.
Net charge-offs for the current quarter totaled $4,868 compared with $3,882 during the first quarter of 2010 and $23,281 during the second quarter of 2009 when net charge-off levels peaked as the recession was deepening. During the third quarter of 2009, net charge-offs totaled $18,436 and in the fourth quarter of 2009 net charge-offs amounted to $6,437. Non-performing assets were $141,915 at June 30, 2010 compared with $132,726 at year end 2009 and $129,177 at June 30, 2009. During this time period, the Company’s loan loss reserve to outstanding loans increased from 2.30% at June 30, 2009 to 2.60% at June 30, 2010. The Company’s provision for loan losses totaled $4,749 for the three months ended June 30, 2010 compared with $3,889 for the first quarter of 2010 and $24,384 during the second quarter of 2009.
At June 30, 2010, the Company had total consolidated assets of $2,529,332, total consolidated deposits of $1,991,839, total consolidated loans, net of unearned income, of $1,928,174 and total consolidated shareholders’ equity of $233,150 compared to $2,619,139, $2,084,096, $2,043,807, and 226,769, respectively, at December 31, 2009. The Company’s annualized return on average common shareholders’ equity for the three months ended June 30, 2010 was 3.76% and its annualized return on average total assets was 0.25%.

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
The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and the fair value of financial instruments and other real estate owned. Based on management’s calculation, an allowance of $50,049, or 2.60% of total loans, net of unearned income, was an adequate estimate of losses inherent in the loan portfolio as of June 30, 2010. This estimate resulted in a provision for loan losses in the income statement of $4,749 and $8,638, respectively, for the three and six months ended June 30, 2010. If the economic conditions, loan mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.
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
Changes in Results of Operations
Net Income. Net operating income for the three and six months ended June 30, 2010 was $1,561 and $3,507, as compared to a net operating loss of $151,400 and $147,852 or $13,986 and $10,438 after adjusting for the non-cash net of tax goodwill charge of $137,414 (see non-GAAP reconciliation table) for the same period in 2009. The increase of $15,547 (see non-GAAP reconciliation table) from the second quarter of 2009 resulted primarily from a reduction in provision for loan losses of $19,635 as the Company experienced a reduction in loan loss charge-offs and a decline in non-interest expense of $3,747 primarily from the reduction in OREO expenses. These were coupled with increases of $1,293 in net interest income and $1,963 in total non-interest income. Second quarter 2010 net interest income totaled $21,473 compared with $20,180 during the prior year period. The increase in net interest income was principally a result of a widening in the net interest margin as the Company re-priced interest-bearing liabilities in a lower market rate environment while also maintaining a disciplined approach to loan pricing. The net interest margin widened from 3.43% in the second quarter of 2009 to 3.86% for the comparable 2010 quarter, which was slightly lower than the 3.90% experienced in the first quarter of 2010. Non-interest income increased by $1,963 from the second quarter of last year and totaled $8,771 for the 2010 second quarter. The increase was principally the result of a $897 improvement in deposit service charge income driven by the continued success of the Company’s High Performance Checking product and the increased number of net new checking accounts opened. Further contributing to this increase were lower other-than-temporary impairment charges of $640 and higher revenues associated with annuity sales in the Company’s Wealth Management Division along with additional mortgage banking income stimulated by the continuance of the U.S. Government’s first-time homeowners buying program. Total non-interest expenses amounted to $21,274 during the quarter compared with $25,021 after adjusting for the non-cash, pre-tax goodwill impairment charge of $143,389 (see non-GAAP reconciliation table) during the same period for the prior year. The principal improvements in non-interest expense driving this decrease, compared to the same period a year ago, were lower OREO expenses of $2,180 and lower FDIC insurance expenses of $1,341.

Net Interest Income. The largest source of earnings for the Company is net interest income, which is the difference between interest income on earning assets and interest expense on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and rates on interest-earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. During the three and six months ended June 30, 2010, net interest income was $21,473 and $43,132, as compared to $20,180 and $39,609 for the same periods in 2009, representing an increase of 6% and 9%, respectively. This increase of $1,293 in net interest income resulted primarily from the increase of the net interest margin driven primarily by the reduction of interest rates on interest-bearing liabilities.
The Company’s average balance for interest-earning assets decreased 6% from $2,382,377 for the three months ended June 30, 2009 to $2,248,240 for the three months ended June 30, 2010. The primary reasons for the decline in interest-earning assets were the movement of loans to non-performing assets as the recession continued coupled with credit worthy borrowers reducing their aggregate loan balances.
The Company’s average balance for interest-bearing liabilities decreased 4% from $2,232,953 for the three months ended June 30, 2009 to $2,136,794 for the three months ended June 30, 2010 as the Company reduced its reliance on short-term borrowings and brokered deposits while focusing on building core deposit levels throughout its branch network.
The Company’s yield on loans (the largest component of interest-earning assets) increased by 8 basis points from the second quarter of 2009 to the second quarter of 2010 principally due to the establishment of interest rate floors on loans originated since 2008. Approximately one-half of the Company’s loan portfolio is set at variable rates and would have continued to negatively impact net interest income, if interest rate floors had not been established, as indicated in the table below. The FOMC has maintained interest rates at historically low levels since December 16, 2008.

FOMC Meeting	Beginning	Increase/	Ending
Date	Rate	Decrease	Rate
January 22, 2008	4.25%	(0.75%)	3.50%
January 30, 2008	3.50%	(0.50%)	3.00%
March 18, 2008	3.00%	(0.75%)	2.25%
April 30, 2008	2.25%	(0.25%)	2.00%
June 25, 2008	2.00%	0.00%	2.00%
August 6, 2008	2.00%	0.00%	2.00%
September 16, 2008	2.00%	0.00%	2.00%
September 29, 2008	2.00%	0.00%	2.00%
October 7, 2008	2.00%	(0.50%)	1.50%
October 29, 2008	1.50%	(0.50%)	1.00%
December 16, 2008	1.00%	(0.75%) - (1.00%)	0.00% - 0.25%
January 28, 2009	0.00% - 0.25%	0.00%	0.00% - 0.25%
March 17, 2009	0.00% - 0.25%	0.00%	0.00% - 0.25%
April 30, 2009	0.00% - 0.25%	0.00%	0.00% - 0.25%
June 25, 2009	0.00% - 0.25%	0.00%	0.00% - 0.25%
August 12, 2009	0.00% - 0.25%	0.00%	0.00% - 0.25%
September 23, 2009	0.00% - 0.25%	0.00%	0.00% - 0.25%
November 4, 2009	0.00% - 0.25%	0.00%	0.00% - 0.25%
December 16, 2009	0.00% - 0.25%	0.00%	0.00% - 0.25%
January 27, 2010	0.00% - 0.25%	0.00%	0.00% - 0.25%
March 16, 2010	0.00% - 0.25%	0.00%	0.00% - 0.25%
April 28, 2010	0.00% - 0.25%	0.00%	0.00% - 0.25%
June 23, 2010	0.00% - 0.25%	0.00%	0.00% - 0.25%
The Company’s cost of interest-bearing liabilities decreased by 79 basis points from the quarter ended June 30, 2009 to the quarter ended June 30, 2010. The re-pricing characteristics of the Company’s interest-bearing liabilities had been structured to take advantage of the forecasted drop in market rates.

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

	Three Months Ended
	June 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans(1) (2)	$1,896,071	$29,390	6.22%	$2,127,104	$32,538	6.14%
Investment securities (2)	193,961	1,996	4.13%	195,390	2,461	5.05%
Other short-term investments	158,208	99	0.25%	59,883	36	0.24%

Total interest-earning assets	$2,248,240	$31,485	5.62%	$2,382,377	$35,035	5.90%

Non-interest earning assets	305,374			420,404

Total assets	$2,553,614			$2,802,781

Interest-bearing liabilities:
Deposits:
Interest checking, savings and money market	$970,304	$2,488	1.03%	$731,422	$2,542	1.39%
Time deposits	884,038	5,138	2.33%	1,155,533	8,969	3.11%

Total interest-bearing deposits	$1,854,342	$7,626	1.65%	$1,886,955	$11,511	2.45%

Securities sold under repurchase agreements and short-term borrowings	21,943	5	0.09%	28,171	7	0.10%
Notes payable	171,847	1,712	4.00%	229,165	2,469	4.32%
Subordinated debentures	88,662	488	2.21%	88,662	689	3.12%

Total interest-bearing liabilities	$2,136,794	$9,831	1.85%	$2,232,953	$14,676	2.64%

Non-interest bearing liabilities:
Demand deposits	165,554			162,458
Other liabilities	17,477			21,597

Total non-interest bearing liabilities	183,031			184,055

Total liabilities	2,319,825			2,417,008

Shareholders’ equity	233,789			385,773

Total liabilities and shareholders’ Equity	$2,553,614			$2,802,781

Net interest income		$21,654			$20,359

Interest rate spread			3.77%			3.26%

Net yield on interest-earning assets			3.86%			3.43%

[1]	Average loan balances excluded nonaccrual loans for the periods presented.

[2]
Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

	Six Months Ended
	June 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans(1) (2)	$1,924,943	$59,470	6.23%	$2,151,190	$65,193	6.11%
Investment securities (2)	181,559	3,902	4.33%	206,015	5,323	5.21%
Other short-term investments	153,328	193	0.25%	65,141	81	0.25%

Total interest-earning assets	$2,259,830	$63,565	5.67%	$2,422,346	$70,597	5.88%

Non-interest earning assets	305,977			402,244

Total assets	$2,565,807			$2,824,590

Interest-bearing liabilities:
Deposits:
Interest checking, savings and money market	$956,174	$4,885	1.03%	$677,863	$4,394	1.31%
Time deposits	912,057	10,802	2.39%	1,225,516	19,770	3.25%

Total interest-bearing deposits	$1,868,231	$15,687	1.69%	$1,903,379	$24,164	2.56%

Securities sold under repurchase agreements and short-term borrowings	22,774	11	0.10%	30,609	16	0.11%
Notes payable	171,897	3,406	4.00%	229,223	4,912	4.32%
Subordinated debentures	88,662	960	2.19%	88,662	1,535	3.49%

Total interest-bearing liabilities	$2,151,564	$20,064	1.88%	$2,251,873	$30,627	2.74%

Non-interest bearing liabilities:
Demand deposits	164,370			165,268
Other liabilities	17,786			22,098

Total non-interest bearing liabilities	182,156			187,366

Total liabilities	2,333,720			2,439,239

Shareholders’ equity	232,087			385,351

Total liabilities and shareholders’ equity	$2,565,807			$2,824,590

Net interest income		$43,501			$39,970

Interest rate spread			3.79%			3.13%

Net yield on interest-earning assets			3.88%			3.33%

[1]	Average loan balances excluded nonaccrual loans for the periods presented.

[2]
Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Provision for Loan Losses. During the three and six months ended June 30, 2010, loan charge-offs were $5,316 and $10,049, respectively, and recoveries of charged-off loans were $448 and $1,299. The Company’s provision for loan losses decreased by $19,635 to $4,749 for the three months ended June 30, 2010, as compared to $24,384 for the same period in 2009. Compared with the first quarter of 2010, the provision for loan losses modestly increased $860 as the Company experienced an increase in loan defaults during the second quarter of 2010 with net loan charge-offs increasing from $3,883 in the first quarter of 2010 to $4,867 during the second quarter of 2010. The Company’s allowance for loan losses decreased slightly to $50,049 at June 30, 2010 from $50,167 at March 31, 2010 while the reserve to outstanding loans ratio increased to 2.60% from 2.52% at March 31, 2010 and 2.30% at June 30, 2009. Credit quality ratios had generally declined since September 30, 2007 through the second quarter of 2009, principally as a result of the prolonged deterioration of the residential real estate construction and development market, beginning in the fourth quarter of 2007, in the Company’s urban markets, primarily Nashville and Knoxville. Beginning late in the third quarter of 2009 the Company began to witness economic stabilization beginning to materialize in certain of its major markets with this trend continuing through the second quarter of 2010. Management continually evaluates the Company’s credit policies and procedures for effective risk and control management. The ratio of allowance for loan losses to nonperforming loans was 77.02%, 78.85% and 52.96% at June 30, 2010, March 31, 2010 and June 30, 2009, respectively, and the ratio of nonperforming assets to total assets was 5.61%, 5.27% and 4.91% at June 30, 2010, March 31, 2010 and June 30, 2009, respectively. The ratio of nonperforming loans to total loans, net of unearned interest, was 3.37%, 3.19% and 4.34% at June 30, 2010, March 31, 2010 and June 30, 2009, respectively. Within the Bank, the Company’s largest subsidiary, the ratio of nonperforming assets to total assets was 5.59%, 5.25% and 4.88% at June 30, 2010, March 31, 2010 and June 30, 2009, respectively.
Based on management’s calculation, an allowance of $50,049, or 2.60% of total loans, net of unearned income, was an adequate estimate of losses inherent in the loan portfolio as of June 30, 2010. This estimate resulted in a provision for loan losses in the income statement of $4,749 for the three months ended June 30, 2010. If the economic conditions, loan mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.
The Company’s year-to-date net charge-offs as a percentage of average loans decreased from 1.08% (annualized 2.16%) for the three months ended June 30, 2009 to 0.44% (annualized 0.88%) for the three months ended June 30, 2010. Net charge-offs as a percentage of average loans were 2.25% for the year ended December 31, 2009.
Management believes that credit quality indicators will be driven by the current economic environment and the resiliency of residential real estate markets. Management continually evaluates the existing portfolio in light of loan concentrations, current general economic conditions and economic trends. During the second quarter of 2010, the Company segregated the staffing in its special assets area and transferred additional independent resources into this area to accelerate problem asset resolution.
Based on its evaluation of the allowance for loan loss calculation and review of the loan portfolio, management believes the allowance for loan losses is adequate at June 30, 2010. However, the provision for loan losses could further increase for the entire year of 2010 based on actions taken by the special assets area to resolve problem loans, and if the general economic conditions continue to weaken or the residential real estate markets in Nashville, Knoxville or the Company’s other markets or the financial conditions of borrowers deteriorate beyond management’s current expectations.
Non-interest Income. Fee income, unrelated to interest-earning assets, consisting primarily of service charges, commissions and fees, is an important component to the Company’s total revenue stream.
Total non-interest income for the three and six months ended June 30, 2010 was $8,771 and $16,457 as compared to $6,808 and $13,751 for the same periods in 2009. Service charges on deposit accounts remain the largest component of total non-interest income and increased from $5,795 and $11,151 for the three and six months ended June 30, 2009 to $6,692 and $12,632 for the same periods in 2010. The Company continues to see solid growth in net new checking account customers due to its High Performance Checking Program, as evidenced by the 7,807 net new accounts opened (a net new account opening ratio of 2.2 to 1) during the first six months of 2010. The service charges and fees associated with this product have increased 13% on a year over year comparison. The Company believes that as the economy begins to recover, non-interest income will continue to increase given the expansion of its customer base and successful Regulation E consumer overdraft opt-in campaign which touched 91% of our customer base.

Non-interest Expense. Control of non-interest expense is a critical aspect in enhancing income. Non-interest expense includes personnel, occupancy, and other expenses such as OREO costs, data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation (“FDIC”) assessment fees and other expenses. Total non-interest expense was $21,274 and $41,820 for the three and six months ended June 30, 2010 compared to $25,021 and $42,852 after excluding $143,389 for the non-cash goodwill charge (see non-GAAP reconciliation table) for the same periods in 2009. The $3,747 and $1,032 decreases in total non-interest expense for the three and six months ended June 30, 2010 compared to the same periods of 2009 were principally the result of lower OREO related costs and other expenses related to collection efforts, including professional services fees coupled with lower FDIC insurance costs.
Personnel costs are the primary element of the Company’s recurring non-interest expenses. For the three and six months ended June 30, 2010, employee compensation and benefits represented $8,788, or 41%, and $17,430, or 42%, of total non-interest expense. This was a decrease of $505, or 5%, and $850, or 5%, from the $9,293 and $18,280 for the three and six months ended June 30, 2009. The decrease is primarily the result of a reduction in employee benefit costs. Including Bank branches and non-bank office locations the Company had 75 locations at June 30, 2010, December 31, 2009 and June 30, 2009, and the number of full-time equivalent employees declined from 730 at June 30, 2009 to 717 at June 30, 2010.
Income Taxes. The effective income tax rate for the three and six months ended June 30, 2010 was 33.40% and 34.21% compared to 9.44% and 8.14% for the same periods in 2009.
Changes in Financial Condition
Total assets at June 30, 2010 were $2,529,332, a decrease of $40,400, or 2%, from March 31, 2010. The decrease in assets was primarily reflective of the decrease of $65,865 in loans, net of unearned income, partially offset by an increase in cash and due from banks of $29,943.
Non-performing assets (“NPA’s”), which include non-accrual loans, loans past due 90 days or more and still accruing interest and OREO, totaled $141,915 at June 30, 2010 compared with $135,366 at March 31, 2010. During the three month period ended June 30, 2010, the Company experienced an increase in net NPA’s of $6,549 as the Company continued to identify and recognize NPA’s. During the second quarter of 2010, the Company segregated the staffing in its special assets area and transferred additional independent resources into this area to accelerate problem asset resolution. Actions taken by the special assets area to resolve problem assets may result in an increase in the level of NPAs and/or charge-offs through the remainder of the year. Also, if general economic conditions continue to weaken or the residential real estate markets in Nashville, Knoxville or the Company’s other markets or the financial conditions of borrowers deteriorate beyond management’s current expectations, the Company expects that the levels of NPA’s may remain elevated through the remainder of the year.
Non-performing loans include non-accrual loans and loans 90 or more days past due. All loans that are 90 days past due are considered non-accrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Non-accrual loans that are 120 days past due without assurance of repayment are charged off against the allowance for loan losses. Nonaccrual loans and loans past due 90 days totaled $64,983 at June 30, 2010, an increase of $1,363 from March 31, 2010. The increase in nonaccrual loans and loans past due 90 days balances were primarily the result of an increase in nonaccrual loans in excess of such loans being transferred to OREO during the second quarter of 2010.
OREO totaled $76,932 at June 30, 2010 compared with $71,746 at March 31, 2010 an increase of $5,186 as the Company continued to foreclose on certain properties.
Impaired loans, which are loans identified as being probable that the Company will be unable to collect all amounts of contractual interest and principal as scheduled in the loan agreement, totaled $124,318 at June 30, 2010 compared with $103,479 at March 31, 2010 and $109,501 at December 31, 2009. At June 30, 2010, the Company classified a relationship totaling approximately $20,122 as impaired. The loan is current and the guarantors appear to have the necessary resources to continue to maintain the current status of this credit.

The Company’s policy requires new appraisals on adversely rated collateral dependent loans and OREO to be obtained at least annually. On a quarterly basis, the Company receives a written report from an independent nationally recognized organization which provides updated valuation trends, by price point and by zip code, for each of the major markets in which the Company is conducting business. The information obtained is then used in the Company’s impairment analysis of collateral dependent loans. Depending upon future trends which may develop in the Company’s major markets, charges incurred associated with these properties may increase.
At June 30, 2010, the ratio of the Company’s allowance for loan losses to non-performing loans (which include non-accrual loans) was 77.02% compared to 52.96% at June 30, 2009.
The Company maintains an investment portfolio to provide liquidity and earnings. Investments at June 30, 2010 with an amortized cost of $173,361 had a market value of $176,746. At March 31, 2010, investments with an amortized cost of $172,425 had a market value of $174,344.
Liquidity and Capital Resources
Liquidity. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s primary source of liquidity is dividends paid by the Bank. Applicable Tennessee statutes and regulations impose restrictions on the amount of dividends that may be declared by the Bank. Under Tennessee law, the Bank can only pay dividends to the Company in an amount equal to or less than the total amount of its net income for that year combined with retained net income for the preceding two years. Payment of dividends in excess of this amount requires the consent of the Commissioner of the Tennessee Department of Financial Institutions (“TDFI”), Federal Deposit Insurance Corporation (“FDIC”) and the Federal Reserve Bank (“FRB”). Further, any dividend payments are subject to the continuing ability of the Bank to maintain compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a “well-capitalized” institution. Because of the Bank’s loss in 2009, dividends from the Bank to the Company, including funds for payment of dividends on preferred stock and trust preferred, including the preferred stock issued to the U.S. Treasury, will require prior approval of the TDFI, FDIC and FRB.
Recent supervisory guidance from the Federal Reserve Board (“FRB”) indicates that bank holding companies that are participants in the CPP that are experiencing financial difficulty generally should eliminate, reduce or defer dividends on Tier 1 capital instruments including trust preferred securities, preferred stock or common stock, if the holding company needs to conserve capital for safe and sound operation and to serve as a source of strength to its subsidiaries. The Company expects to maintain elevated “well-capitalized” capital levels until it has become clearer that the current economic cycle is improving. In addition, the Company maintains borrowing availability with the FHLB which was fully utilized at June 30, 2010. The Company also maintains federal funds lines of credit totaling $70,000 at four correspondent banks of which $70,000 was available at June 30, 2010. The Company believes it has sufficient liquidity to satisfy its current operating needs.
For the six months ended June 30, 2010, operating activities of the Company provided $23,011 of cash flows. Net income of $6,007 comprised a substantial portion of the cash generated from operations. Cash flows from operating activities were also positively affected by various non-cash items, including (i) $8,638 in provision for loan losses, (ii) $3,619 of depreciation and amortization and (iii) $6,631 in other assets. This was offset in part by a decrease of $3,561 in accrued interest payable and other liabilities.
Maturities of $70,025 in investment securities available for sale, proceeds from the net change in loans of $77,775 and proceeds of $8,357 from the sale of other real estate were the primary components of inflows from investing activities. These were offset in part by $85,684 in purchases of investment securities available for sale for a net increase in net cash provided from investing activities of $69,082.
The net decrease in core and brokered deposits of $92,257 was the primary use of cash flows used in financing activities of $94,432. The net decrease in total deposits reflects a decrease in core deposits of $87,072 and brokered deposits of $5,185.

Capital Resources. The Company’s capital position is reflected in its shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of the Company’s net worth, soundness and viability. The Company continues to exhibit a strong capital position compared to minimum regulatory requirements. Further, the capital base of the Company allows it to take advantage of business opportunities while maintaining the level of resources deemed appropriate by management of the Company to address business risks inherent in the Company’s daily operations. During the second quarter of 2009, the Company suspended common stock dividends in order to preserve capital.
Shareholders’ equity on June 30, 2010 was $233,150, an increase of $2,961, or 1.3%, from $230,189 on March 31, 2010. The increase in shareholders’ equity during the second quarter of 2010 primarily reflects net income available to common shareholders for the three months ended June 30, 2010 of $1,561 and the cumulative change of $893 in unrealized gains, net of reclassification and taxes, on available for sale securities. Shareholders’ equity at December 31, 2009 was $226,769.
Risk-based capital regulations adopted by the Board of Governors of the FRB and the FDIC require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of common equity, retained earnings, and a limited amount of qualifying perpetual preferred stock and trust preferred securities, net of goodwill and other intangible assets and accumulated other comprehensive income). These guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. At June 30, 2010, the Bank and the Company each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements. As set forth in the table below, the capital position of the Bank and the Company at June 30, 2010 are at elevated levels compared to minimum regulatory requirements.

	Required	Required
	Minimum	to be
	Ratio	Well Capitalized	Bank	Company
Tier 1 risk-based capital	4.00%	6.00%	14.73%	14.88%
Total risk-based capital	8.00%	10.00%	15.99%	16.15%
Leverage Ratio	4.00%	5.00%	11.86%	12.00%
Off-Balance Sheet Arrangements
At June 30, 2010, the Company had outstanding unused lines of credit and standby letters of credit totaling $251,651 and unfunded loan commitments outstanding of $18,428. Because these commitments generally have fixed expiration dates and most will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate FRB cash or securities available-for-sale or, on a short-term basis, to borrow any then available amounts from the FHLB and/or purchase Federal funds from other financial institutions. At June 30, 2010, the Company had accommodations with upstream correspondent banks for unsecured federal funds lines. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within two business weeks. The following table presents additional information about the Company’s off-balance sheet commitments as of June 30, 2010, which by their terms has contractual maturity dates subsequent to June 30, 2010:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total

Commitments to make loans — fixed	$3,528	$—	$—	$—	$3,528
Commitments to make loans — variable	14,900	—	—	—	14,900
Unused lines of credit	120,844	9,735	13,527	78,221	222,327
Letters of credit	21,731	7,593	—	—	29,324

Total	$161,003	$17,328	$13,527	$78,221	$270,079

Disclosure of Contractual Obligations
In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes the Company’s significant fixed and determinable contractual obligations as of June 30, 2010:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total

Certificates of deposits	$670,653	$153,375	$20,119	$3,588	$847,735
FHLB advances and notes payable	12,361	80,714	30,756	48,007	171,838
Subordinated debentures	—	—	—	88,662	88,662
Operating lease obligations	1,092	1,846	926	909	4,773
Deferred compensation	1,951	—	251	2,017	4,219
Purchase obligations	562	—	—	—	562

Total	$686,619	$235,935	$52,052	$143,183	$1,117,789

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
FASB — ASU — 2010-20 — “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” In July the Company adopted the new standard governing the disclosures associated with credit quality and the allowance for loan losses. This standard requires additional disclosures related to the allowance for loan loss with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality. Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators, and troubled debt restructures with its effect on the allowance for loan loss. The provisions of this standard are effective for interim and annual periods ending on or after December 15, 2010. The adoption of this standard will not have a material impact on the Company’s financial position and results of operations however will increase the amount of disclosures in the notes to the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part II, Item 7A of the 2009 10-K is incorporated in this item of this Quarterly Report by this reference. There have been no material changes in the quantitative and qualitative market risks of the Company since December 31, 2009.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).
Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company and its subsidiaries are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company’s results of operations.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009:
The impact on our future results of operations and financial condition of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act is not yet known.
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) into law. The Reform Act significantly reforms the structure of federal financial regulation and enacts new substantive requirements and regulations that apply to a broad range of financial market participants, affecting every segment of the financial services industry, which will alter the way we conduct certain aspects of our business and may restrict our ability to compete, increase costs and reduce revenues. The Reform Act, among other things, strengthens oversight and regulation of banks and nonbank financial institutions, enhances regulation of over-the-counter derivatives and asset-backed securities, and establishes new rules for credit rating agencies. The Reform Act may have a significant and negative impact on our earnings through fee reductions, higher costs (from both a regulatory and an implementation perspective) and new. The ultimate impact of the Reform Act on our operations will be dependent on regulatory interpretation and rulemaking, as well as the success of our actions to mitigate the negative impact of such rules and regulations. The full scope and effect of the Reform Act on the Company and the Bank may not be known for several years.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company made no unregistered sales of its equity securities or repurchases of its common stock during the quarter ended June 30, 2010.
Item 3. Defaults Upon Senior Securities
None
Item 4. Removed and Reserved
Item 5. Other Information
None
Item 6. Exhibits
See Exhibit Index immediately following the signature page hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Bankshares, Inc. Registrant
Date: August 6, 2010	By:	/s/ James E. Adams
James E. Adams
Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002