Form 10-Q
period 2010-09-30
GREEN BANKSHARES, INC.
filed 2010-11-09
CIK 764402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐  NO ☑
As of November 9, 2010, the number of shares outstanding of the issuer’s common stock was: 13,190,300.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of Green Bankshares, Inc. and its wholly owned subsidiaries are as follows:

Condensed Consolidated Balance Sheets — September 30, 2010 and December 31, 2009.	2

Condensed Consolidated Statements of Income — For the three and nine months ended September 30, 2010 and 2009.	3

Condensed Consolidated Statement of Changes in Shareholders’ Equity — For the nine months ended September 30, 2010.	4

Condensed Consolidated Statements of Cash Flows — For the nine months ended September 30, 2010 and 2009.	5

Notes to Condensed Consolidated Financial Statements.	6

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2010 and December 31, 2009
(Amounts in thousands, except share and per share data)

	(Unaudited)
	September 30,	December 31,
	2010	2009*
ASSETS
Cash and due from banks	$202,709	$206,701
Federal funds sold	3,682	3,793

Cash and cash equivalents	206,391	210,494
Interest earning deposits in other banks	1,014	11,000
Securities available for sale	163,964	147,724
Securities held to maturity (with a market value of $603 and $638)	595	626
Loans held for sale	2,091	1,533
Loans, net of unearned interest	1,835,591	2,043,807
Allowance for loan losses	(50,322)	(50,161)
Other real estate owned and repossessed assets	73,699	57,168
Premises and equipment, net	79,657	81,818
FHLB and other stock, at cost	12,734	12,734
Cash surrender value of life insurance	31,171	30,277
Core deposit and other intangibles	7,398	9,335
Deferred tax asset	15,476	13,600
Other assets	35,555	49,184

Total assets	$2,415,014	$2,619,139

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Non-interest bearing deposits	$165,642	$177,602
Interest bearing deposits	1,749,503	1,899,910
Brokered deposits	1,399	6,584

Total deposits	1,916,544	2,084,096

Repurchase agreements	22,641	24,449
FHLB advances and notes payable	170,884	171,999
Subordinated debentures	88,662	88,662
Accrued interest payable and other liabilities	18,459	23,164

Total liabilities	$2,217,190	$2,392,370

Shareholders’ equity
Preferred stock: no par, 1,000,000 shares authorized, 72,278 shares outstanding	$67,775	$66,735
Common stock: $2 par, 20,000,000 shares authorized, 13,190,300 and 13,171,474 shares outstanding	26,381	26,343
Common stock warrants	6,934	6,934
Additional paid-in capital	188,749	188,310
Retained earnings (deficit)	(94,639)	(61,742)
Accumulated other comprehensive income	2,624	189

Total shareholders’ equity	197,824	226,769

Total liabilities and shareholders’ equity	$2,415,014	$2,619,139

*	Derived from the audited consolidated balance sheet, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2010 and 2009
(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Interest income
Interest and fees on loans	$27,744	$32,559	$87,178	$97,732
Taxable securities	1,181	1,669	3,860	5,732
Nontaxable securities	304	315	922	949
FHLB and other stock	136	151	408	436
Federal funds sold and other	90	102	283	183

Total interest income	29,455	34,796	92,651	105,032

Interest expense
Deposits	6,444	11,480	22,131	35,644
Federal funds purchased and repurchase agreements	6	6	17	22
FHLB advances and notes payable	1,726	2,416	5,132	7,328
Subordinated debentures	532	556	1,492	2,091

Total interest expense	8,708	14,458	28,772	45,085

Net interest income	20,747	20,338	63,879	59,947

Provision for loan losses	36,823	18,475	45,461	43,844

Net interest income (loss) after provision for loan losses	(16,076)	1,863	18,418	16,103

Non-interest income
Service charges on deposit accounts	6,651	6,446	19,283	17,597
Other charges and fees	417	505	1,156	1,459
Trust and investment services income	1,021	595	2,360	1,472
Mortgage banking income	212	127	453	292
Other income	728	1,086	2,327	2,423
Securities gains (losses), net
Realized gains (losses), net	—	933	—	933
Other-than-temporary impairment	—	(503)	(553)	(960)
Less non-credit portion recognized in other comprehensive income	—	—	460	227

Total non-interest income	9,029	9,189	25,486	23,443

Non-interest expense
Employee compensation	8,266	7,315	23,903	23,071
Employee benefits	816	526	2,609	3,050
Occupancy expense	1,792	1,762	5,175	5,261
Equipment expense	742	761	2,118	2,398
Computer hardware/software expense	916	735	2,626	2,023
Professional services	741	457	1,924	1,432
Advertising	657	678	2,061	1,421
OREO maintenance expense	712	531	1,711	811
Collection and repossession expense	508	775	2,329	1,784
Loss on OREO and repossessed assets	6,538	3,578	7,973	7,005
FDIC Insurance	1,099	819	3,159	4,069
Core deposit and other intangibles amortization	646	648	1,937	2,104
Goodwill impairment	—	—	—	143,389
Other expenses	3,576	3,780	11,304	11,291

Total non-interest expenses	27,009	22,365	68,829	209,109

Loss before income taxes	(34,056)	(11,313)	(24,925)	(169,563)

Provision (benefit) for income taxes	1,098	(4,815)	4,222	(17,695)

Net loss	$(35,154)	$(6,498)	$(29,147)	$(151,868)

Preferred stock dividends and accretion of discount	1,251	1,250	3,751	3,732

Net loss available to common shareholders	$(36,405)	$(7,748)	$(32,898)	$(155,600)

Per share of common stock:
Basic loss	$(2.78)	$(0.59)	$(2.51)	$(11.91)

Diluted loss	(2.78)	(0.59)	(2.51)	(11.91)

Dividends	—	—	—	0.13

Weighted average shares outstanding:
Basic	13,097,611	13,070,216	13,092,579	13,067,798

Diluted	13,097,611	13,070,216	13,092,579	13,067,798

See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2010
(Unaudited)
(Amounts in thousands, except share and per share data)

				Warrants			Accumulated
				For	Additional	Retained	Other	Total
	Preferred	Common Stock		Common	Paid-in	Earnings	Comprehensive	Shareholders’
	Stock	Shares	Amount	Stock	Capital	(Deficit)	Income	Equity
Balance, December 31, 2009	$66,735	13,171,474	$26,343	$6,934	$188,310	$(61,742)	$189	$226,769

Preferred stock transactions:
Accretion of preferred stock discount	1,040	—	—	—	—	(1,040)	—	—
Preferred stock dividends	—	—	—	—	—	(2,710)	—	(2,710)
Common stock transactions:
Issuance of restricted common shares	—	18,826	38	—	(38)	—	—	—
Compensation expense:
Stock options	—	—	—	—	222	—	—	222
Restricted stock	—	—	—	—	255	—	—	255
Comprehensive income (loss):
Net loss	—	—	—	—	—	(29,147)	—	(29,147)
Change in unrealized gains, net of reclassification and taxes	—	—	—	—	—	—	2,435	2,435

Total comprehensive loss								(26,712)

Balance, September 30, 2010	$67,775	13,190,300	$26,381	$6,934	$188,749	$(94,639)	$2,624	$197,824

See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(Amounts in thousands, except share and per share data)

	September 30,	September 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities
Net loss	$(29,147)	$(151,868)
Adjustments to reconcile net loss to net cash provided by operating activities
Provision for loan losses	45,461	43,844
Impairment of goodwill	—	143,389
Depreciation and amortization	5,389	5,386
Security amortization and accretion, net	406	41
Write down of investments and other securities for impairment	93	1,028
Gain on sale of securities available for sale	—	(933)
Net gain on sale of mortgage loans	(418)	(188)
Originations of mortgage loans held for sale	(32,065)	(34,514)
Proceeds from sales of mortgage loans	31,925	34,080
Increase in cash surrender value of life insurance	(894)	(845)
Gain from settlement of life insurance	—	(305)
Net losses from sales of fixed assets	5	(128)
Stock-based compensation expense	477	521
Net loss on other real estate and repossessed assets	7,973	7,005
Deferred tax	11,427	1,037
Net changes:
Other assets	(1,246)	(11,664)
Accrued interest payable and other liabilities	(4,705)	(4,808)

Net cash provided by operating activities	34,681	31,078

Cash flows from investing activities
Net change in interest-bearing deposits with banks	9,986	(1,000)
Purchase of securities available for sale	(113,921)	(72,094)
Proceeds from sale of securities available for sale	—	25,822
Proceeds from maturities of securities available for sale	101,189	98,193
Proceeds from maturities of securities held to maturity	30	20
Proceeds from settlement of life insurance	—	691
Net change in loans	128,133	53,956
Proceeds from sale of other real estate	10,904	9,848
Improvements to other real estate	(624)	(187)
Proceeds from sale of fixed assets	—	796
Premises and equipment expenditures	(1,295)	(3,143)

Net cash provided by investing activities	134,402	112,902

Cash flows from financing activities
Net change in core deposits	(162,367)	333,154
Net change in brokered deposits	(5,185)	(302,540)
Net change in repurchase agreements	(1,808)	(10,007)
Repayments of FHLB advances and notes payable	(1,115)	(12,771)
Preferred stock dividends paid	(2,711)	(2,330)
Common stock dividends paid	—	(1,713)

Net cash (used) provided in financing activities	(173,186)	3,793

Net change in cash and cash equivalents	(4,103)	147,773

Cash and cash equivalents, beginning of period	210,494	198,358

Cash and cash equivalents, end of period	$206,391	$346,131

Supplemental disclosures — cash and noncash
Interest paid	$29,560	$48,509
Income taxes paid net of refunds	(148)	1,675
Loans converted to other real estate	39,195	70,088
Unrealized gain on available for sale securities, net of tax	2,435	1,906
See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 1 — PRINCIPLES OF CONSOLIDATION
The accompanying unaudited consolidated financial statements of Green Bankshares, Inc. (the “Company”) and its wholly owned subsidiary, GreenBank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain amounts from prior period financial statements have been reclassified to conform to the current year’s presentation.
NOTE 2 — SECURITIES
Securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
September 30, 2010
U.S. government agencies	$54,212	$310	$(25)	$54,497
States and political subdivisions	31,105	1,385	(215)	32,275
Collateralized mortgage obligations	57,359	2,287	(75)	59,571
Mortgage-backed securities	14,968	821	(1)	15,788
Trust preferred securities	2,003	—	(170)	1,833

	$159,647	$4,803	$(486)	$163,964

December 31, 2009
U.S. government agencies	$52,937	$99	$(988)	$52,048
States and political subdivisions	31,764	877	(449)	32,192
Collateralized mortgage obligations	44,018	1,281	(622)	44,677
Mortgage-backed securities	16,607	291	(6)	16,892
Trust preferred securities	2,088	—	(173)	1,915

	$147,414	$2,548	$(2,238)	$147,724

Held to Maturity
September 30, 2010
States and political subdivisions	$345	$4	$—	$349
Other securities	250	4	—	254

	$595	$8	$—	$603

December 31, 2009
States and political subdivisions	$375	$8	$—	$383
Other securities	251	4	—	255

	$626	$12	$—	$638

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 2 — SECURITIES (Continued)
Contractual maturities of securities at September 30, 2010 are shown below. Securities not due at a single maturity date, collateralized mortgage obligations and mortgage-backed securities are shown separately.

	Available for Sale	Held to Maturity
	Fair	Carrying	Fair
	Value	Amount	Value
Due in one year or less	$—	$595	$603
Due after one year through five years	4,367	—	—
Due after five years through ten years	53,757	—	—
Due after ten years	30,481	—	—
Collateralized mortgage obligations	59,571	—	—
Mortgage-backed securities	15,788	—	—

Total maturities	$163,964	$595	$603

There were no gross gains or losses recognized for the three and nine month periods ended September 30, 2010 and $933 of gains recognized for the three and nine month periods ended September 30, 2009.
Securities with a carrying value of $133,097 and $125,005 at September 30, 2010 and December 31, 2009, respectively, were pledged for public deposits and securities sold under agreements to repurchase and to the Federal Reserve Bank. The balance of pledged securities in excess of the pledging requirements was $14,958 and $9,135 at September 30, 2010 and December 31, 2009, respectively.
Securities with unrealized losses at September 30, 2010 and December 31, 2009 not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2010
U. S. government agencies	$5,025	$(25)	$—	$—	$5,025	$(25)
States and political subdivisions	1,671	(40)	1,746	(175)	3,417	(215)
Collateralized mortgage obligations	2,253	(15)	2,741	(60)	4,994	(75)
Mortgage-backed securities	—	—	9	(1)	9	(1)
Trust preferred securities	—	—	1,833	(170)	1,833	(170)

Total temporarily impaired	$8,949	$(80)	$6,329	$(406)	$15,278	$(486)

December 31, 2009
U. S. government agencies	$40,959	$(988)	$—	$—	$40,959	$(988)
States and political subdivisions	2,463	(24)	3,075	(425)	5,538	(449)
Collateralized mortgage obligations	4,997	(32)	3,222	(590)	8,219	(622)
Mortgage-backed securities	2,028	(5)	11	(1)	2,039	(6)
Trust preferred securities	1,783	(122)	132	(51)	1,915	(173)

Total temporarily impaired	$52,230	$(1,171)	$6,440	$(1,067)	$58,670	$(2,238)

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 2 — SECURITIES (Continued)
The Company reviews its investment portfolio on a quarterly basis judging each investment for other-than-temporary impairment (“OTTI”). Management does not have the intent to sell any of the temporarily impaired investments and believes it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The OTTI analysis focuses on the duration and amount a security is below book value and assesses a calculation for both a credit loss and a non credit loss for each measured security considering the security’s type, performance, underlying collateral, and any current or potential debt rating changes. The OTTI calculation for credit loss is reflected in the income statement while the non credit loss is reflected in other comprehensive income (loss).
The Company holds a single issue trust preferred security issued by a privately held bank holding company. Based upon available but limited information we have estimated that the likelihood of collecting the security’s principal and interest payments is approximately 45%. In addition, the bank holding company deferred its interest payments beginning in the second quarter of 2009, and we have placed the security on non-accrual. The Federal Reserve Bank of St. Louis entered into an agreement with the bank holding company on October 22, 2009 which was made public on October 30, 2009. Among other provisions of the regulatory agreement, the bank holding company must strengthen its management of operations, strengthen its credit risk management practices, and submit a capital plan. As of September 30, 2010 no other communications between the bank holding company and the Federal Reserve Bank of St. Louis have been made public.
The Company valued the security by projecting estimated cash flows given the assumption of collecting approximately 45% of the security’s principal and interest and then discounting the amount back to the present value using a discount rate of 3.50% plus three month LIBOR. As of September 30, 2010, our best estimate for the three month LIBOR over the next twenty-one years (the remaining life of the security) is 2.95%. The difference in the present value and the carrying value of the security was the OTTI credit portion. Due to the illiquid trust preferred market for private issuers and the absence of a credible pricing source, we calculated a 15% illiquidity premium for the security to calculate the OTTI non credit portion. The security is currently booked at a fair value of $574 at September 30, 2010 and during the nine months ended September 30, 2010 the Company recognized a write-down of $75 through non-interest income representing other-than-temporary impairment on the security.
The Company holds a private label class A21 collateralized mortgage obligation that was analyzed for the three month period ended September 30, 2010 with multiple stress scenarios using conservative assumptions for underlying collateral defaults, loss severity, and prepayments. The average principal at risk given the stress scenarios was calculated at 5.78%, and then analyzed using the present value of the future cash flows using the fixed rate of the security of 5.5% as the discount rate. The difference in the present value and the carrying value of the security was the OTTI credit portion. The security is currently booked at a fair value of $2,741 at September 30, 2010 and during the nine months ended September 30, 2010 the Company recognized a write-down of $18 through non-interest income representing other-than-temporary impairment on the security.
The Company holds a private label class 2A1 collateralized mortgage obligation that was analyzed for the three month period ended June 30, 2010 but was not analyzed for the three month period ended September 30, 2010. This security’s fair value for the three month period ended September 30, 2010 was $830 while the book value for the same period was recorded at $787. Since the fair value of the security was in excess of the book value at September 30, 2010, it was removed from the OTTI analysis for the current period.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 2 — SECURITIES (Continued)
The following table presents more detail on selective Company security holdings as of September 30, 2010. These details are listed separately due to the inherent level of risk for OTTI on these securities.

						Present
		Current				Value
		Credit	Book	Fair	Unrealized	Discounted
Description	Cusip#	Rating	Value	Value	Loss	Cash Flow

Collateralized mortgage obligations
Wells Fargo — 2007 — 4 A21	94985RAW2	Caa2	$2,802	$2,741	$(61)	$2,828

Trust preferred securities
West Tennessee Bancshares, Inc.	956192AA6	N/A	675	574	(101)	675
The following table presents a roll-forward of the cumulative amount of credit losses on the Company’s investment securities that have been recognized through earnings as of September 30, 2010 and 2009. Credit losses on the Company’s investment securities recognized in earnings were $0 and $93 for the three and nine months ended September 30, 2010 and $503 and $733 for the three and nine months ended September 30, 2009.

	September 30,	September 30,
	2010	2009
Beginning balance of credit losses at January 1, 2010 and 2009	$976	$—
Other-than-temporary impairment credit losses	93	733

Ending balance of cumulative credit losses recognized in earnings	$1,069	$733

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 3 — LOANS
Loans at September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009

Commercial real estate	$877,112	$1,032,505
Commercial real estate — owner occupied	234,739	255,819
Residential real estate	362,534	362,150
Commercial and industrial	260,133	282,493
Consumer	88,223	91,683
Farmland and Agricultural	27,409	33,958
Unearned income	(14,559)	(14,801)

Loans, net of unearned income	$1,835,591	$2,043,807

Allowance for loan losses	$(50,322)	$(50,161)

The following table presents additional detail for the Company’s total loan portfolio based upon the primary purpose of the loan:

	September 30,	December 31,
	2010	2009
Speculative 1-4 family residential real estate:
Acquisition and development	$145,500	$185,087
Lot warehouse	46,306	66,104
Commercial 1-4 family residential	41,847	70,434

Sub-total	233,653	321,625

Construction:
Commercial vacant land	84,321	101,679
Commercial construction — non-owner occupied	100,364	164,887
Commercial construction — owner occupied	5,454	28,213
Consumer residential construction	13,801	19,073

Sub-total	203,940	313,852

Total speculative and construction	437,593	635,477

Non-owner occupied commercial real estate	439,519	397,028

Total commercial real estate	877,112	1,032,505

Home equity lines of credit	188,411	170,818
Consumer mortgages	174,123	191,332

Total residential real estate	362,534	362,150
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 3 — LOANS (Continued)
Transactions in the allowance for loan losses and certain information about nonaccrual loans and loans 90 days past due but still accruing interest for the nine months ended September 30, 2010 and 2009 and the twelve months ended December 31, 2009 were as follows:

	September 30,	December 31,	September 30,
	2010	2009	2009

Balance at beginning of year	$50,161	$48,811	$48,811
Add (deduct):
Provision for loan losses	45,461	50,246	43,844
Loans charged off	(47,248)	(54,890)	(47,591)
Recoveries of loans charged off	1,948	5,994	5,132

Ending balance	$50,322	$50,161	$50,196

	September 30,	December 31,
	2010	2009

Impaired loans were as follows:
Loans with no allowance allocated	$94,552	$89,292
Loans with allowance allocated	42,419	25,946
Amount of allowance allocated	9,409	5,737

Nonperforming loans were as follows:
Loans past due 90 days still on accrual	$970	$147
Nonaccrual loans	122,490	75,411

Total	$123,460	$75,558

Impaired loans, net of allowance, of $136,971 and $109,501 at September 30, 2010 and December 31, 2009 are shown net of amounts previously charged off of $41,684 and $27,937, respectively.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 4 — EARNINGS PER SHARE OF COMMON STOCK
Basic earnings (loss) per share of common stock is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share of common stock is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares and potential common shares outstanding during the period. Stock options, warrants and restricted common shares are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the three and nine month periods ended September 30, 2010 1,017,645 options and warrants are excluded from the effect of dilutive securities because they are anti-dilutive; 1,058,573 options are similarly excluded from the effect of dilutive securities for the three and nine month periods ended September 30, 2009.
The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings (loss) per share computations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,
	2010	2009
Basic Earnings (Loss) Per Common Share

Net loss	$(35,154)	$(6,498)
Less: preferred stock dividends and accretion of discount on warrants	1,251	1,250

Net loss available to common shareholders	$(36,405)	$(7,748)

Weighted average common shares outstanding	13,097,611	13,070,216

Basic loss per share available to common shareholders	$(2.78)	$(0.59)

Diluted Earnings (Loss) Per Common Share

Net loss	$(35,154)	$(6,498)
Less: preferred stock dividends and accretion of discount on warrants	1,251	1,250

Net loss available to common shareholders	$(36,405)	$(7,748)

Weighted average common shares outstanding	13,097,611	13,070,216

Add: Dilutive effects of assumed conversions of restricted stock and exercises of stock options and warrants[1]	—	—

Weighted average common and dilutive potential common shares outstanding	13,097,611	13,070,216

Diluted loss per share available to common shareholders	$(2.78)	$(0.59)

[1]
Diluted weighted average shares outstanding exclude 93,791 and 101,636 restricted average shares for the three month periods ended September 30, 2010 and 2009, respectively, because their impact would be anti-dilutive.

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 4 — EARNINGS PER SHARE OF COMMON STOCK (Continued)

	Nine Months Ended
	September 30,
	2010	2009
Basic Earnings (Loss) Per Common Share

Net loss	$(29,147)	$(151,868)
Less: preferred stock dividends and accretion of discount on warrants	3,751	3,732

Net loss available to common shareholders	$(32,898)	$(155,600)

Weighted average common shares outstanding	13,092,579	13,067,798

Basic loss per share available to common shareholders	$(2.51)	$(11.91)

Diluted Earnings (Loss) Per Common Share

Net loss	$(29,147)	$(151,868)
Less: preferred stock dividends and accretion of discount on warrants	3,751	3,732

Net loss available to common shareholders	$(32,898)	$(155,600)

Weighted average common shares outstanding	13,092,579	13,067,798

Add: Dilutive effects of assumed conversions of restricted stock and exercises of stock options and warrants[1]	—	—

Weighted average common and dilutive potential common shares outstanding	13,092,579	13,067,798

Diluted loss per share available to common shareholders	$(2.51)	$(11.91)

[1]
Diluted weighted average shares outstanding exclude 93,082 and 95,526 restricted average shares for the nine month periods ended September 30, 2010 and 2009, respectively, because their impact would be anti-dilutive.

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

Three months ended September 30, 2010	Bank	Other Segments	Holding Company	Eliminations	Totals
Net interest income (expense)	$19,171	$2,107	$(531)	$—	$20,747
Provision for loan losses	36,449	374	—	—	36,823
Noninterest income	8,793	448	15	(227)	9,029
Noninterest expense	25,199	1,167	870	(227)	27,009
Income tax expense (benefit)	926	397	(225)	—	1,098

Segment profit (loss)	(34,610)	$617	$(1,161)	$—	$(35,154)

Segment assets at September 30, 2010	$2,364,169	$42,139	$8,706	$—	$2,415,014

Three months ended September 30, 2009	Bank	Other Segments	Holding Company	Eliminations	Totals
Net interest income (expense)	$18,729	$2,165	$(556)	$—	$20,338
Provision for loan losses	17,770	705	—	—	18,475
Noninterest income	8,894	540	16	(261)	9,189
Noninterest expense	20,969	1,183	474	(261)	22,365
Income tax expense (benefit)	(4,804)	319	(330)	—	(4,815)

Segment profit (loss)	(6,312)	$498	$(684)	$—	$(6,498)

Segment assets at September 30, 2009	$2,742,039	$42,453	$9,725	$—	$2,794,217

Nine months ended September 30, 2010	Bank	Other Segments	Holding Company	Eliminations	Totals
Net interest income (expense)	$59,098	$6,273	$(1,492)	$—	$63,879
Provision for loan losses	44,244	1,217	—	—	45,461
Noninterest income	24,850	1,236	81	(681)	25,486
Noninterest expense	64,616	3,423	1,471	(681)	68,829
Income tax expense (benefit)	3,841	1,124	(743)	—	4,222

Segment profit (loss)	(28,753)	$1,745	$(2,139)	$—	$(29,147)

Nine months ended September 30, 2009	Bank	Other Segments	Holding Company	Eliminations	Totals
Net interest income (expense)	$55,621	$6,416	$(2,090)	$—	$59,947
Provision for loan losses	41,756	2,088	—	—	43,844
Noninterest income	22,465	1,529	165	(716)	23,443
Noninterest expense	204,624	3,654	1,547	(716)	209,109
Income tax expense (benefit)	(17,314)	864	(1,245)	—	(17,695)

Segment profit (loss)	(150,980)	$1,339	$(2,227)	$—	$(151,868)

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 5 — SEGMENT INFORMATION (Continued)
Asset Quality Ratios

As of and for the nine months ended September 30, 2010	Bank	Other	Total

Nonperforming loans as a percentage of total loans, net of unearned income	6.75%	1.50%	6.73%
Nonperforming assets as a percentage of total assets	8.13%	1.54%	8.16%
Allowance for loan losses as a percentage of total loans, net of unearned income	2.58%	7.80%	2.74%
Allowance for loan losses as a percentage of nonperforming loans	38.22%	518.99%	40.76%
YTD net charge-offs to average total loans, net of unearned income	2.26%	3.06%	2.31%

As of and for the nine months ended September 30, 2009	Bank	Other	Total

Nonperforming loans as a percentage of total loans, net of unearned income	3.24%	2.70%	3.27%
Nonperforming assets as a percentage of total assets	4.43%	2.89%	4.48%
Allowance for loan losses as a percentage of total loans, net of unearned income	2.24%	8.12%	2.39%
Allowance for loan losses as a percentage of nonperforming loans	69.13%	301.11%	73.09%
YTD net charge-offs to average total loans, net of unearned income	1.86%	4.25%	1.93%

As of and for the year ended December 31, 2009	Bank	Other	Total

Nonperforming loans as a percentage of total loans, net of unearned income	3.69%	1.50%	3.70%
Nonperforming assets as a percentage of total assets	5.04%	2.02%	5.07%
Allowance for loan losses as a percentage of total loans, net of unearned income	2.30%	8.05%	2.45%
Allowance for loan losses as a percentage of nonperforming loans	62.29%	538.31%	66.39%
Net charge-offs to average total loans, net of unearned income	2.15%	5.88%	2.25%

Net charge-offs	Bank	Other	Total

For the nine month period ended September 30, 2010	$43,973	$1,326	$45,299
For the nine month period ended September 30, 2009	$40,662	$1,797	$42,459
For the year ended December 31, 2009	$46,394	$2,502	$48,896
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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
Level 3
Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly structured or long-term derivative contracts.
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
September 30, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 6 — FAIR VALUE DISCLOSURES (continued)
Impaired Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with GAAP. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2010, substantially all of the impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
Other Real Estate
Other real estate, consisting of properties obtained through foreclosure or in satisfaction of loans and requiring subsequent charge-offs, is reported at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of foreclosed real estate expense. Other real estate is included in Level 3 of the valuation hierarchy.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 6 — FAIR VALUE DISCLOSURES (continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Below is a table that presents information about certain assets and liabilities measured at fair value:

				Total Carrying	Assets/Liabilities
	Fair Value Measurement Using			Amount in Balance	Measured at Fair
Description	Level 1	Level 2	Level 3	Sheet	Value

September 30, 2010
Securities available for sale
U.S. government agencies	$—	$54,497	$—	$54,497	$54,497
States and political subdivisions	—	32,275	—	32,275	32,275
Collateralized mortgage obligations	—	59,571	—	59,571	59,571
Mortgage-backed securities	—	15,788	—	15,788	15,788
Trust preferred securities	—	1,259	574	1,833	1,833

December 31, 2009
Securities available for sale
U.S. government agencies	$—	$52,048	$—	$52,048	$52,048
States and political subdivisions	—	32,192	—	32,192	32,192
Collateralized mortgage obligations	—	44,677	—	44,677	44,677
Mortgage-backed securities	—	16,892	—	16,892	16,892
Trust preferred securities	—	1,277	638	1,915	1,915
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
September 30, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 6 — FAIR VALUE DISCLOSURES (continued)
The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs.

	September 30,	December 31,
	2010	2009

Balance, beginning of period	$638	$—
Total gains or (loss) (realized/unrealized)
Included in earnings	(75)	(778)
Included in other comprehensive income	11	(112)
Paydowns and maturities	—	—
Transfers into Level 3	—	1,528

Balance, end of period	$574	$638

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

				Total Carrying	Assets/Liabilities
	Fair Value Measurement Using			Amount in	Measured at Fair
Description	Level 1	Level 2	Level 3	Balance Sheet	Value

September 30, 2010
Other real estate	$—	$—	$28,327	$28,327	$28,327
Impaired loans	—	—	95,475	95,475	95,475

Total assets at fair value	$—	$—	$123,802	$123,802	$123,802

December 31, 2009
Other real estate	$—	$—	$23,508	$23,508	$23,508
Impaired loans	—	—	57,914	57,914	57,914

Total assets at fair value	$—	$—	$81,422	$81,422	$81,422

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 6 — FAIR VALUE DISCLOSURES (Continued)
The carrying value and estimated fair value of the Company’s financial instruments are as follows at September 30, 2010 and December 31, 2009.

	September 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$206,391	$206,391	$221,494	$221,494
Securities available for sale	163,964	163,964	147,724	147,724
Securities held to maturity	595	603	626	638
Loans held for sale	2,091	2,126	1,533	1,552
Loans, net	1,785,269	1,746,265	1,993,646	1,950,684
FHLB and other stock	12,734	12,734	12,734	12,734
Cash surrender value of life insurance	31,171	31,171	30,277	30,277
Accrued interest receivable	8,099	8,099	9,130	9,130

Financial liabilities:
Deposit accounts	$1,916,544	$1,921,420	$2,084,096	$2,095,611
Federal funds purchased and repurchase Agreements	22,641	22,641	24,449	24,449
FHLB Advances and notes payable	170,884	182,834	171,999	176,602
Subordinated debentures	88,662	70,914	88,662	70,527
Accrued interest payable	1,773	1,773	2,561	2,561
(Continued)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. This discussion should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto in this Form 10-Q and (ii) the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”). Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, plans and objectives for future operations, growth or initiatives, expected future economic performance, or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which the Company expects will or may occur in the future, are forward-looking statements that involve risks, uncertainties and other factors which may cause actual results and performance of the Company to differ materially from those expressed or implied by those statements. All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of forward-looking terminology and words such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” or “continue” (or the negative or other derivatives of each of these terms) or similar terminology and expressions.
Although the Company believes that the assumptions underlying any forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements. Factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in the 2009 10-K in Part I, Item 1A thereof as updated in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and (1) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (2) continuation of the historically low short-term interest rate environment; (3) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (4) increased levels of non-performing and repossessed assets and the ability to resolve these may result in future losses; (5) greater than anticipated deterioration or lack of sustained growth in the national or local economies; (6) rapid fluctuations or unanticipated changes in interest rates; (7) the impact of governmental restrictions on entities participating in the Capital Purchase Program (the “CPP”) of the United States Department of the Treasury; (8) changes in state and federal legislation, regulations or policies applicable to banks or other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act; (9) the results of regulatory examinations; (10) increased competition with other financial institutions in the markets that GreenBank (the “Bank”) serves; (11) the Company recording a further valuation allowance related to its deferred tax asset (“DTA”); (12) exploring alternatives available for the future repayment or conversion of the preferred stock issued in the CPP; (13) further deterioration in the valuation of other real estate owned; (14) inability to comply with regulatory capital requirements and to secure any required regulatory approvals for capital actions; and (15) the loss of key personnel, as well as other factors discussed throughout this document, including, without limitation the factors described under “Critical Accounting Policies and Estimates” on page 24 of this Quarterly Report on Form 10-Q, or from time to time, in the Company’s filings with the SEC, press releases and other communications.
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

Green Bankshares, Inc. (the “Company”) is the bank holding company for the Bank, a Tennessee-chartered commercial bank that conducts the principal business of the Company. The Company is the third largest bank holding company headquartered in Tennessee based on asset size at September 30, 2010 and at that date was also the second largest NASDAQ-listed bank holding company headquartered in Tennessee. The Bank currently maintains a main office in Greeneville, Tennessee and 64 full-service bank branches primarily in East and Middle Tennessee. In addition to its commercial banking operations, the Bank conducts separate businesses through its three wholly-owned subsidiaries: Superior Financial Services, Inc. (“Superior Financial”), a consumer finance company; GCB Acceptance Corporation (“GCB Acceptance”), an automobile lending company; and Fairway Title Co., a title company. The Bank also operates a wealth management office in Sumner County, Tennessee, and a mortgage banking operation in Knox County, Tennessee. All dollar amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except share and per share amounts.
Growth and Business Strategy
The Company expects that over the short term, given the current economic environment and high levels of nonperforming assets, there will be little to no loan growth until the current environment stabilizes in the Company’s markets and the economy begins to improve.
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
Overview
The Company’s results of operations for the three and nine month periods ended September 30, 2010, before dividend and related costs of $1,251 and $3,751, respectively associated with the issuance of Preferred Stock to the U.S. Treasury, decreased $28.7 million compared to the three month period ended September 30, 2009 and increased $122.7 million compared to the nine month period ended September 30, 2009. After adjusting for the non-cash, non-recurring, net of tax goodwill impairment charge of $137.4 million which occurred in the quarter ended June 30, 2009 (See reconciliation of non-GAAP measures table below) the Company’s results of operations decreased by $14.7 million for the nine month period ended September 30, 2010 from the same nine month period in 2009. The year over year decrease was primarily driven by higher loan loss provisioning expense coupled with elevated OREO costs which were partially offset by improving net interest income and non-interest income.

GREEN BANKSHARES, INC.
Reconciliation of Non-GAAP Measures
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September	September	September	September
	30, 2010	30, 2009	30, 2010	30, 2009
Total non-interest expense	$27,009	$22,365	$68,829	$209,109
Goodwill impairment charge	—	—	—	(143,389)

Operating expenses	$27,009	$22,365	$68,829	$65,720

Net loss available to common shareholders	$(36,405)	$(7,748)	$(32,898)	$(155,600)
Goodwill impairment charge, net of tax	—	—	—	137,414

Net operating loss	$(36,405)	$(7,748)	$(32,898)	$(18,186)

Per Diluted Share:
Net loss available to common shareholders	$(2.78)	$(0.59)	$(2.51)	$(11.91)
Goodwill impairment charge, net of tax	—	—	—	10.52

Net operating loss	$(2.78)	$(0.59)	$(2.51)	$(1.39)

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

Net charge-offs for the current quarter totaled $36,549 compared with $4,868 during the second quarter of 2010 and $18,436 during the third quarter of 2009. For a further discussion of net charge-offs during the quarter please refer to the “Provision for Loan Losses” beginning on page 28. Non-performing assets were $197,159 at September 30, 2010 which represented an increase of $55,244 as compared to the $141,915 reported at June 30, 2010 and compared with $132,726 at year end 2009 and $125,091 at September 30, 2009. The provision for loan losses for the quarter ended September 30, 2010 totaled $36,823, compared to $18,475 for the comparable period in 2009
At September 30, 2010, the Company’s total assets were $2,415,014 with total deposits of $1,916,544 and loans, net of unearned income, of $1,835,591 and shareholders’ equity of $197,824 compared to $2,619,139, $2,084,096, $2,043,807 and 226,769, respectively, at December 31, 2009.

Critical Accounting Policies and Estimates
The Company’s consolidated financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods.
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
The Company believes its critical accounting policies and estimates include the evaluation of the allowance for loan losses and the fair value of financial instruments and other real estate owned. Based on management’s calculation, an allowance of $50,322, or 2.74% of loans, net of unearned income, was an adequate estimate of losses inherent in the loan portfolio as of September 30, 2010. This estimate resulted in a provision for loan losses in the income statement of $36,823 and $45,461, respectively, for the three and nine months ended September 30, 2010. If the economic conditions, loan mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.
The Company believes its critical accounting policies and estimates also include the valuation of the allowance for the net DTA. A valuation allowance is recognized for a net DTA if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire DTA will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, the Company entered into a three-year cumulative pre-tax loss position (excluding the goodwill impairment charge recognized in the first quarter of 2009) as of September 30, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome. The Company’s estimate of the realization of its net DTA was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years, pre-tax core operating projections, tax planning strategies, and the longevity of the Company. Based on management’s calculation, a valuation allowance of $14,617, or 48.5% of the net DTA, was an adequate estimate as of September 30, 2010. This estimate resulted in a valuation allowance for the net DTA in the income statement of $14,617 for the three and nine months ended September 30, 2010. If the Company’s financial condition were to deteriorate significantly from those assumptions used by management in making its determination, the valuation allowance for the net DTA and the provision for the net DTA on the income statement could be materially affected. Once profitability has been restored for a reasonable time, generally considered four consecutive quarters, and such profitability is considered sustainable, the valuation allowance would be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on the circumstances that exist as of that future date.
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
Changes in Results of Operations
Net Loss. The Company’s net loss available to common shareholders was $36,405 and $32,898 for the three and nine months ended September 30, 2010, respectively, compared to $7,748 and $155,600, respectively, for the comparable periods in 2009. The net operating loss for the three and nine months ended September 30, 2010 was $36,405 and $32,898, respectively, compared to a net operating loss of $7,748 and $18,186, respectively, after adjusting for the non-cash net of tax goodwill charge of $137,414 (see non-GAAP reconciliation table) included in the nine months ended September 30, 2009. The increase in the net operating loss of $14,712 from the first nine months of 2009 (see non-GAAP reconciliation table) resulted primarily from recording a net DTA valuation allowance of $14,617 during the third quarter of 2010. This was coupled with increases of $3,932 in net interest income and $2,043 in total non-interest income partially offset by increases of $1,617 for provision for loan losses and $3,109 in non-interest expenses primarily driven by higher OREO costs. Third quarter 2010 net interest income totaled $20,747 compared with $20,338 during the prior year period. The increase in net interest income was principally a result of a widening in the net interest margin as the Company re-priced interest-bearing liabilities in a lower market rate environment while also maintaining a disciplined approach to loan pricing. The net interest margin widened from 3.33% in the third quarter of 2009 to 3.90% for the comparable 2010 quarter, which was slightly higher than the 3.86% experienced in the second quarter of 2010. Non-interest income decreased by $160 from the third quarter of last year and totaled $9,029 for the 2010 third quarter. The decrease was principally the result of a decrease in net securities gains of $430 partially offset with improvement in deposit service charge income of $205 driven by the continued success of the Company’s High Performance Checking product and the increased number of net new checking accounts opened. Total non-interest expenses amounted to $27,009 during the quarter compared with $22,365 during the same period for the prior year. The primary items driving the increase in non-interest expenses were OREO expenses of $2,874 and employee compensation costs of $951. The net loss available to common shareholders was $36,405 for the third quarter of 2010 compared with net income available to common shareholders of $1,561 during the second quarter of 2010 and net income available to common shareholders of $1,946 for the first quarter of 2010. The principal reason for the decline from profitability in the second and first quarters of 2010 relative to a net loss available to common shareholders for the third quarter of 2010 was an increase in net loan charge-offs. The Company experienced two large credit defaults late in the third quarter of 2010 resulting in approximately $20.7 million in loan impairment charges and write-downs. These two events coupled with the weakening in new home sales during the third quarter of 2010, exacerbated by the elimination of the first-time home buyer’s tax credit during the second quarter of 2010, further strained the borrowers’ ability to move excess inventory. As a result, collateral dependent loans were again re-evaluated and impairment charges were taken to reduce carrying values to appropriate market values less estimated costs to dispose of these properties.
Net Interest Income. The largest source of earnings for the Company is net interest income, which is the difference between interest income on earning assets and interest expense on deposits and other interest-bearing liabilities. The primary factors which affect net interest income are changes in volume and rates on interest-earning assets and interest-bearing liabilities, which are affected in part by management’s responses to changes in interest rates through asset/liability management. During the three and nine months ended September 30, 2010, net interest income was $20,747 and $63,879, respectively, as compared to $20,338 and $59,947 for the same periods in 2009, representing an increase of 2% and 7%, respectively. This increase in net interest income for both the three and nine month periods resulted primarily from an increase of the net interest margin driven primarily by the reduction of interest rates on interest-bearing liabilities.
The Company’s average balance for interest-earning assets decreased 13% from $2,442,977 for the three months ended September 30, 2009 to $2,130,339 for the three months ended September 30, 2010. The primary reasons for the decline in interest-earning assets were the movement of loans to non-performing assets coupled with credit worthy borrowers reducing their aggregate loan balances.
The Company’s average balance for interest-bearing liabilities decreased 12% from $2,326,147 for the three months ended September 30, 2009 to $2,041,050 for the three months ended September 30, 2010 as the Company reduced its reliance on jumbo time deposits and brokered deposits while focusing on building core deposit levels throughout its branch network.
The Company’s yield on loans (the largest component of interest-earning assets) decreased by 15 basis points from the third quarter of 2009 to the third quarter of 2010 principally due to an increase in loan interest income reversals (which totaled approximately $1,398 during the 2010 third quarter) associated with non-performing assets together with a decrease in the average yield on loans between the two periods. The Federal Open Market Committee has maintained interest rates at historically low levels since December 16, 2008.
The Company’s cost of interest-bearing liabilities decreased by 78 basis points from the quarter ended September 30, 2009 to the quarter ended September 30, 2010. The re-pricing characteristics of the Company’s interest-bearing liabilities had been structured to take advantage of declining market rates.

The following table sets forth certain information relating to the Company’s consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. These yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities for the periods presented.

	Three Months Ended
	September 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans(1) (2)	$1,812,154	$27,759	6.08%	$2,075,096	$32,577	6.23%
Investment securities (2)	179,586	1,785	3.94%	184,433	2,305	4.96%
Other short-term investments	138,599	90	0.26%	183,448	102	0.22%

Total interest-earning assets	$2,130,339	$29,634	5.52%	$2,442,977	$34,984	5.68%

Non-interest earning assets	333,199			303,665

Total assets	$2,463,538			$2,746,642

Interest-bearing liabilities:
Deposits:
Interest checking, savings and money market	$992,222	$2,522	1.01%	$870,091	$3,163	1.44%
Time deposits	765,960	3,922	2.03%	1,121,349	8,317	2.94%

Total interest-bearing deposits	$1,758,182	$6,444	1.45%	$1,991,440	$11,480	2.29%

Securities sold under repurchase agreements and short-term borrowings	22,990	6	0.10%	25,454	6	0.09%
Notes payable	171,216	1,726	4.00%	220,591	2,416	4.35%
Subordinated debentures	88,662	532	2.38%	88,662	556	2.49%

Total interest-bearing liabilities	$2,041,050	$8,708	1.69%	$2,326,147	$14,458	2.47%

Non-interest bearing liabilities:
Demand deposits	171,237			160,653
Other liabilities	19,161			22,872

Total non-interest bearing liabilities	190,398			183,525

Total liabilities	2,231,448			2,509,672

Shareholders’ equity	232,090			236,970

Total liabilities and shareholders’ Equity	$2,463,538			$2,746,642

Net interest income		$20,926			$20,526

Interest rate spread			3.83%			3.22%

Net yield on interest-earning assets			3.90%			3.33%

[1]	Average loan balances excluded nonaccrual loans for the periods presented.

[2]
Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

	Nine Months Ended
	September 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans(1) (2)	$1,886,937	$87,230	6.18%	$2,125,547	$97,771	6.15%
Investment securities (2)	180,894	5,686	4.20%	198,741	7,628	5.13%
Other short-term investments	148,365	283	0.26%	105,011	183	0.23%

Total interest-earning assets	$2,216,196	$93,199	5.62%	$2,429,299	$105,582	5.81%

Non-interest earning assets	315,147			369,023

Total assets	$2,531,343			$2,798,322

Interest-bearing liabilities:
Deposits:
Interest checking, savings and money market	$968,322	$7,407	1.02%	$742,643	$7,557	1.36%
Time deposits	862,823	14,724	2.28%	1,190,412	28,087	3.15%

Total interest-bearing deposits	$1,831,145	$22,131	1.62%	$1,933,055	$35,644	2.47%

Securities sold under repurchase agreements and short-term borrowings	22,847	17	0.10%	28,872	22	0.10%
Notes payable	171,673	5,132	4.00%	226,314	7,328	4.33%
Subordinated debentures	88,662	1,492	2.25%	88,662	2,091	3.15%

Total interest-bearing liabilities	$2,114,327	$28,772	1.82%	$2,276,903	$45,085	2.65%

Non-interest bearing liabilities:
Demand deposits	166,685			163,713
Other liabilities	18,243			22,359

Total non-interest bearing liabilities	184,928			186,072

Total liabilities	2,299,255			2,462,975

Shareholders’ equity	232,088			335,347

Total liabilities and shareholders’ equity	$2,531,343			$2,798,322

Net interest income		$64,427			$60,497

Interest rate spread			3.80%			3.16%

Net yield on interest-earning assets			3.89%			3.33%

[1]	Average loan balances excluded nonaccrual loans for the periods presented.

[2]
Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Provision for Loan Losses. During the three and nine month periods ended September 30, 2010, loan charge-offs were $37,199 and $47,248, respectively, and recoveries of charged-off loans were $650 and $1,949, respectively. Loan charge-offs were $19,224 and $47,591, respectively, for the three and nine months ended September 30, 2009. Recoveries of charged-off loans were $788 and $5,132, respectively, during these same periods. The Company’s provision for loan losses increased to $36,823 for the three months ended September 30, 2010, compared to $18,475 for the same period in 2009. Compared with the second quarter of 2010, the provision for loan losses rose by $32,074 as the Company experienced an increase in loan defaults during the third quarter of 2010. Contributing to a significant portion of the deterioration in the loan portfolio during the quarter ended September 30, 2010 were two large relationships totaling approximately $31.4 million, after charge-offs of $20.7 million, which defaulted during the latter part of the third quarter. These borrowers had been paying interest only and were current but new appraisals ordered during the quarter showed collateral shortfalls that caused the Company to move these relationships to non-accrual and charge them down to the collateral values. The Company’s allowance for loan losses increased slightly to $50,322 at September 30, 2010 from $50,049 at June 30, 2010 while the reserve to outstanding loans ratio increased to 2.74% from 2.60% at June 30, 2010 and 2.39% at September 30, 2009. Credit quality ratios have generally declined since September 30, 2007 principally as a result of the prolonged recession and continued deterioration of the residential real estate construction and development portfolios in the Company’s urban markets, primarily Nashville and Knoxville. During the third quarter of 2010 as a number of the Company’s borrowers, including certain larger credit relationships, continued to experience additional economic stress and economic conditions remained sluggish, highlighted by a lack of meaningful improvement in employment statistics and the residential real estate and construction development environment, management contracted with an independent third party loan review company to evaluate certain aspects of the Company’s loan portfolio. As a result of this review and continued economic deterioration occurring during the third quarter of 2010 coupled with normal updated borrower financial information received during the quarter, higher loan charge-offs and impairment charges were deemed appropriate given the changing environment. The ratio of allowance for loan losses to nonperforming loans was 40.76%, 77.02% and 73.09% at September 30, 2010, June 30, 2010 and September 30, 2009, respectively, and the ratio of nonperforming assets to total assets was 8.16%, 5.61% and 4.48% at September 30, 2010, June 30, 2010 and September 30, 2009, respectively. The ratio of nonperforming loans to total loans, net of unearned interest, was 6.73%, 3.37% and 3.27% at September 30, 2010, June 30, 2010 and September 30, 2009, respectively. Within the Bank, the Company’s largest subsidiary, the ratio of nonperforming assets to total assets was 8.13%, 5.59% and 4.43% at September 30, 2010, June 30, 2010 and September 30, 2009, respectively.
Based on management’s calculation, an allowance of $50,322, or 2.74% of loans, net of unearned income, was an adequate estimate of losses inherent in the loan portfolio as of September 30, 2010. This estimate resulted in a provision for loan losses in the income statement of $36,823 for the three months ended September 30, 2010. If the economic conditions, loan mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.
The Company’s year-to-date net charge-offs as a percentage of average loans increased from 1.93% for the three months ended September 30, 2009 to 2.31% (annualized 3.08%) for the three months ended September 30, 2010. Net charge-offs as a percentage of average loans were 2.25% for the year ended December 31, 2009.
Management believes that credit quality indicators will be driven by the current economic environment and condition of the residential real estate markets. Management continually evaluates the existing portfolio in light of loan concentrations, current general economic conditions and economic trends. During the second quarter of 2010, the Company segregated staffing for its special assets group and transferred additional independent resources into this area in an effort to accelerate problem asset resolution.
Based on its evaluation of the allowance for loan loss calculation and review of the loan portfolio, management believes the allowance for loan losses is adequate at September 30, 2010. However, the provision for loan losses could further increase for the entire year 2010 based on actions taken by the special assets group to resolve problem loans, and if general economic conditions remain sluggish or weaken further or the residential real estate markets in Nashville, Knoxville or the Company’s other markets or the financial conditions of borrowers deteriorate beyond management’s current expectations.
Non-interest Income. Fee income, unrelated to interest-earning assets, consisting primarily of service charges, commissions and fees, is an important component to the Company’s total revenue stream.

Total non-interest income for the three and nine months ended September 30, 2010 was $9,029 and $25,486, respectively, compared to $9,189 and $23,443, respectively, for the same periods in 2009. Service charges on deposit accounts remain the largest component of total non-interest income and increased from $6,446 and $17,597, respectively, for the three and nine months ended September 30, 2009 to $6,651 and $19,283, respectively for the same periods in 2010. The Company continues to see solid growth in net new checking account customers due to its High Performance Checking Program, as evidenced by the 3,463 net new accounts opened (a net new account opening ratio of 1.96 to 1) during the third quarter of 2010. The service charges and fees associated with this product have increased 10% on a year over year comparison.
Non-interest Expense. Control of non-interest expense is a critical aspect in enhancing income. Non-interest expense includes personnel, occupancy, and other expenses such as OREO costs, data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation (“FDIC”) assessment fees and other expenses. Total non-interest expense was $27,009 and $68,829, respectively, for the three and nine months ended September 30, 2010 compared to $22,365 and $65,720, respectively, after excluding $143,389 for the non-cash goodwill charge (see non-GAAP reconciliation table) for the same periods in 2009. The $4,644 and $3,109 increases in total non-interest expense for the three and nine months ended September 30, 2010 compared to the same periods of 2009 were principally the result of higher OREO related costs and other expenses related to collection efforts, including professional services fees partially offset by lower FDIC insurance costs.
Personnel costs are the primary element of the Company’s recurring non-interest expenses. For the three and nine months ended September 30, 2010, employee compensation and benefits represented $9,082, or 34%, and $26,512, or 39%, of total non-interest expense. This was an increase of $1,241, or 16%, and $391, or 2%, from the $7,841 and $26,121 for the three and nine months ended September 30, 2009. The increase is primarily the result of normal, non-executive compensation increases along with annuity sales commissions. Including Bank branches and non-bank office locations the Company had 75 locations at September 30, 2010, December 31, 2009 and September 30, 2009, and the number of full-time equivalent employees slightly increased from 721 at September 30, 2009 to 723 at September 30, 2010.
Income Taxes. The effective income tax rate for the three and nine months ended September 30, 2010 was significantly impacted by the valuation allowance for the net DTA. Accounting guidance states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to the evidence that can be objectively verified. The most significant negative verifiable evidence for the current quarter is the three year cumulative loss calculation, net of the non-cash goodwill impairment charge of ($143.4) million recognized in the second quarter of 2009. The Company’s estimate of the realization of its net DTA was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years, pre-tax core operating projections, tax planning strategies, and the longevity of the Company. Based on management’s calculation, an allowance of $14,617, or 48.5% of the net DTA, was an adequate estimate of the portion of the net DTA which is more likely than not to not be realized as of September 30, 2010. The effective income tax rate for the three and nine months ended September 30, 2010 was (3.22%) and (16.94%) or 39.70% and 41.70% after adjusting for the non-cash DTA valuation allowance of $14,617 compared to 42.56% and 10.40% for the same periods in 2009.
Changes in Financial Condition
Total assets at September 30, 2010 were $2,415,014, a decrease of $114,318, or 4.5%, from June 30, 2010. The decrease in assets was primarily reflective of the decrease of $92,583 in loans, net of unearned income, and a reduction of $12,157 in securities available to sale.
Non-performing assets (“NPA’s”), which include non-accrual loans, loans past due 90 days or more and still accruing interest and OREO, totaled $197,159 at September 30, 2010 compared with $141,915 at June 30, 2010. During the three month period ended September 30, 2010, the Company experienced an increase in net NPA’s of $55,244 as the Company continued to identify and recognize NPA’s through the efforts of the special assets group and the results of the independent third-party loan review conducted during the third quarter of 2010. The Company expects that the levels of NPA’s will remain elevated through the remainder of the year and into 2011.

Non-performing loans include non-accrual loans and loans 90 or more days past due. All loans that are greater than 90 days past due are considered non-accrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Non-accrual loans that are 120 days past due without assurance of repayment are charged off against the allowance for loan losses. Nonaccrual loans and loans past due 90 days totaled $123,460 at September 30, 2010, an increase of $58,477 from June 30, 2010 principally as a result of two large loans totaling $31.4 million, after charge-offs, added to non-accrual status during the quarter.
OREO totaled $73,699 at September 30, 2010 compared with $76,932 at June 30, 2010 a decrease of $3,233 as the Company recognized sales and write-downs in excess of recorded forecloses. OREO at December 31, 2009 totaled $57,168.
Impaired loans, which are loans identified as being probable that the Company will not be able to collect all amounts of contractual interest and principal as scheduled in the loan agreement, totaled $144,138 after impairment charges necessary to reflect current fair values at September 30, 2010 compared with $124,318 at June 30, 2010 and $109,501 at December 31, 2009.
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
At September 30, 2010, the ratio of the Company’s allowance for loan losses to non-performing loans (which include non-accrual loans) was 40.76% compared to 73.09% at September 30, 2009.
The Company maintains an investment portfolio to provide liquidity and earnings. Investments at September 30, 2010 with an amortized cost of $160,242 had a market value of $164,567. At June 30, 2010, investments with an amortized cost of $173,361 had a market value of $176,746.
Liquidity and Capital Resources
Liquidity. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s primary source of liquidity is dividends paid by the Bank. Applicable Tennessee statutes and regulations impose restrictions on the amount of dividends that may be declared by the Bank. Under Tennessee law, the Bank can only pay dividends to the Company in an amount equal to or less than the total amount of its net income for that year combined with retained net income for the preceding two years. Payment of dividends in excess of this amount requires the consent of the Commissioner of the Tennessee Department of Financial Institutions (“TDFI”), FDIC, and the Federal Reserve Bank of Atlanta (“FRB”). Further, any dividend payments are subject to the continuing ability of the Bank to maintain compliance with minimum federal regulatory capital requirements, or any higher requirements that the Bank may be subject to, and to retain its characterization under federal regulations as a “well-capitalized” institution. Because of the Bank’s losses in 2009 and year-to-date 2010, dividends from the Bank to the Company, including funds for payment of dividends on preferred stock and trust preferred, including the preferred stock issued to the U.S. Treasury, and interest on trust preferred securities to the extent that the Company does not have sufficient cash available at the holding company level, will require prior approval of the TDFI, FDIC and FRB.
Supervisory guidance from the FRB indicates that bank holding companies that are experiencing financial difficulties generally should eliminate, reduce or defer dividends on Tier 1 capital instruments including trust preferred securities, preferred stock or common stock, if the holding company needs to conserve capital for safe and sound operation and to serve as a source of strength to its subsidiaries. The Company has informally committed to the FRB that it will not (1) declare or pay dividends on the Company’s common or preferred stock, including the preferred shares owned by the U.S. Treasury Department (2) make any distributions on subordinated debentures or trust preferred securities or (3) incur any additional indebtedness without in each case, the prior written approval of the FRB.

Although the Company has sufficient cash available at the holding company level to pay fourth quarter dividends on the preferred stock it has issued to the U.S. Treasury Department and interest on the subordinated debentures associated with the trust preferred securities that trusts affiliated with the Company have previously issued, following consultation with the FRB the Company gave notice on November 9, 2010 to the U.S. Treasury Department that the Company is suspending the payment of regular quarterly cash dividends on the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the U.S. Treasury Department. Since the dividends are cumulative, the dividends will continue to be accrued for payment in the future and will be reported for the duration of the deferral period as a preferred dividend requirement that is deducted from net income for financial statement purposes. Additionally the Company, following consultation with the FRB, has also exercised its rights to defer regularly scheduled interest payments on all of its issues of junior subordinated debentures having an outstanding principal amount of $88.6 million, relating to outstanding trust preferred securities (TRUPs). Under the terms of the trust documents associated with these debentures, the Company may defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. Together, the deferral of interest payments on TRUPs and suspension of dividend payments to the U.S. Treasury Department will preserve approximately $5.1 million per year in Bank level capital.
For the nine months ended September 30, 2010, operating activities of the Company provided $34,681 of cash flows. The net loss of $29,147 comprised a substantial portion of the cash generated from operations after removing various non-cash items, including (1) $45,461 in provision for loan losses, (2) $5,389 of depreciation and amortization and (3) $11,427 in valuation allowance for the DTA. This was offset in part by a decrease of $4,705 in accrued interest payable and other liabilities.
Maturities of $101,189 in investment securities available for sale, proceeds from the net change in loans of $128,133 and proceeds of $10,904 from the sale of OREO were the primary components of inflows from investing activities. These were offset in part by $113,921 in purchases of investment securities available for sale for a net increase in net cash provided from investing activities of $134,402.
The net decrease in core and brokered deposits of $167,552 was the primary use of cash flows used in financing activities of $173,186. The net decrease in total deposits reflects a decrease in core deposits of $162,367 and brokered deposits of $5,185.
Capital Resources. The Company’s capital position is reflected in its shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of the Company’s net worth, soundness and viability. The Company continues to exhibit a strong capital position compared to minimum regulatory requirements. During the second quarter of 2009 the Company suspended common stock dividends and on November 9, 2010 the Company announced that it had suspended preferred stock dividends and interest payments on its junior subordinated debentures associated with its trust preferred securities in order to preserve capital.
Shareholders’ equity on September 30, 2010 was $197,824, a decrease of $35,326, or (15.2%), from $233,150 on June 30, 2010. The decrease in shareholders’ equity during the third quarter of 2010 primarily reflects the net loss available to common shareholders for the three months ended September 31, 2010 of $36,405 and the cumulative change of $571 in unrealized gains, net of reclassification and taxes, on available for sale securities. Shareholders’ equity at December 31, 2009 was $226,769.
Risk-based capital regulations adopted by the Board of Governors of the FRB and the FDIC require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital (consisting of common equity, retained earnings, and a limited amount of qualifying perpetual preferred stock and trust preferred securities, net of goodwill and other intangible assets and accumulated other comprehensive income). These guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. At September 30, 2010, the Bank and the Company each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements.

	Required	Required
	Minimum	to be
	Ratio	Well Capitalized	Bank	Company
Tier 1 risk-based capital	4.00%	6.00%	13.53%	13.63%
Total risk-based capital	8.00%	10.00%	14.80%	14.89%
Leverage Ratio	4.00%	5.00%	10.78%	10.80%
The Bank has informally committed to its primary regulators that it will maintain a Leverage ratio in excess of 10% and a Total risk-based capital ratio in excess of 14%. As reflected in the table above, the Bank satisfied these higher ratios at September 30, 2010. If the Bank’s capital ratios were to fall below these minimum ratios, the Company or the Bank would likely need to raise additional capital. In addition, the Company may choose to raise additional capital to strengthen or support the Company’s or the Bank’s capital position even if these minimum ratios continue to be met if the Company’s board of directors determines that to do so is in the best interests of the Company and its shareholders.
Off-Balance Sheet Arrangements
At September 30, 2010, the Company had outstanding unused lines of credit and standby letters of credit totaling $231,325 and unfunded loan commitments outstanding of $14,428. Because these commitments generally have fixed expiration dates and most will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate FRB cash or securities available-for-sale or, on a short-term basis, to borrow any then available amounts from the FHLB and/or purchase Federal funds from other financial institutions. At September 30, 2010, the Company had accommodations with upstream correspondent banks for unsecured federal funds lines. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within two business weeks. The following table presents additional information about the Company’s off-balance sheet commitments as of September 30, 2010, which by their terms has contractual maturity dates subsequent to September 30, 2010:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total

Commitments to make loans — fixed	$5,533	$—	$—	$—	$5,533
Commitments to make loans — variable	8,895	—	—	—	8,895
Unused lines of credit	102,551	11,292	12,489	76,787	203,119
Letters of credit	20,652	7,554	—	—	28,206

Total	$137,631	$18,846	$12,489	$76,787	$245,753

Disclosure of Contractual Obligations
In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes the Company’s significant fixed and determinable contractual obligations as of September 30, 2010:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total

Certificates of deposits	$490,871	$189,950	$67,785	$4,230	$752,836
FHLB advances and notes payable	12,298	80,587	30,621	47,378	170,884
Subordinated debentures	—	—	—	88,662	88,662
Operating lease obligations	1,098	1,738	872	822	4,530
Deferred compensation	2,027	200	454	1,605	4,286
Purchase obligations	579	—	—	—	579

Total	$506,873	$272,475	$99,732	$142,697	$1,021,777

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
FASB — ASU — 2010-20 — “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” The new standard governing the disclosures associated with credit quality and the allowance for loan losses. This standard requires additional disclosures related to the allowance for loan loss with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality. Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators, and troubled debt restructures with its effect on the allowance for loan loss. The provisions of this standard are effective for interim and annual periods ending on or after December 15, 2010. The adoption of this standard will not have a material impact on the Company’s financial position and results of operations however will increase the amount of disclosures in the notes to the consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part II, Item 7A of the 2009 10-K is incorporated in this item of this Quarterly Report by this reference. There have been no material changes in the quantitative and qualitative market risks of the Company since December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).
Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
The Company and its subsidiaries are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company’s results of operations.

Item 1A.	Risk Factors
Except as set forth below, there were no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009:
Negative developments in the U.S. and local economy and in local real estate markets have adversely impacted our operations and results and may continue to adversely impact our results in the future.
Economic conditions in the markets in which we operate have deteriorated significantly. As a result, we have experienced a significant reduction in our earnings, resulting primarily from provisions for loan losses related to declining collateral values in our construction and development loan portfolio. Although the National Bureau of Economic Research marked the end of the most recent economic recession at June 2009, we believe that this difficult economic environment will continue at least into 2011, and we expect that our results of operations will continue to be negatively impacted as a result. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally or us in particular, will improve, in which case we could continue to experience significant losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.
We rely on dividends from our bank subsidiary as our primary source of liquidity and payment of these dividends is limited under Tennessee law.
Under Tennessee law, the amount of dividends that may be declared by the Bank in a year without approval of the Commissioner is limited to net income for that year combined with retained net income for the two preceding years. Because of the loss incurred by the Bank in 2009 and for the nine months ended September 30, 2010, dividends from the Bank to us, including, if necessary, dividends to support our payment of interest on our subordinated debt and dividends on our preferred stock, including the preferred stock we issued to the U.S. Treasury Department, will require prior approval by the Commissioner. On November 9, 2010, the Company gave notice, following consultation with the FRB, that the Company is suspending the payment of regular quarterly cash dividends on the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the U.S. Treasury Department and interest on the subordinated debentures associated with the trust preferred securities that trusts affiliated with the Company have previously issued.
We have a significant deferred tax asset and cannot assure you that it will be fully realized.
We had net DTA of $30 million as of the period ended September 30, 2010. A valuation allowance is recognized for a net DTA if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire DTA will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, the Company entered into a three-year cumulative pre-tax loss position (excluding the goodwill impairment charge recognized in the first quarter of 2009) as of September 30, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome. The Company’s estimate of the realization of its net DTA was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years, pre-tax core operating projections, tax planning strategies, and the longevity of the Company. Based on management’s calculation, a valuation allowance of $14,617, or 48.5% of the net DTA, was an adequate estimate as of September 30, 2010. This estimate resulted in an allowance for the DTA in the income statement of $14,617 for the three and nine months ended September 30, 2010. If the Company’s financial condition were to deteriorate significantly from those assumptions used by management in making its determination, the valuation allowance for the net DTA and the provision for the net DTA on the income statement could be materially affected. Once profitability has been restored for a reasonable time, generally considered four consecutive quarters, and such profitability is considered sustainable, the valuation allowance would be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on the circumstances that exist as of that future date.

The impact on our future results of operations and financial condition of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act is not yet known.
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) into law. The Reform Act significantly reforms the structure of federal financial regulation and enacts new substantive requirements and regulations that apply to a broad range of financial market participants, affecting every segment of the financial services industry, which will alter the way we conduct certain aspects of our business and may restrict our ability to compete, increase costs and reduce revenues. The Reform Act, among other things, strengthens oversight and regulation of banks and nonbank financial institutions, enhances regulation of over-the-counter derivatives and asset-backed securities, and establishes new rules for credit rating agencies. The Reform Act may have a significant and negative impact on our earnings through fee reductions, and new higher costs (from both a regulatory and an implementation perspective). The ultimate impact of the Reform Act on our operations will be dependent on regulatory interpretation and rulemaking, as well as the success of our actions to mitigate the negative impact of such rules and regulations. The full scope and effect of the Reform Act on the Company and the Bank may not be known for several years.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not make any unregistered sales of its equity securities or repurchases of its common stock during the quarter ended September 30, 2010.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Removed and Reserved

Item 5.	Other Information
None

Item 6.	Exhibits
See Exhibit Index immediately following the signature page hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Bankshares, Inc. Registrant
Date: November 9, 2010	By:	/s/ James E. Adams
James E. Adams
Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002