Form 10-K
period 2010-12-31
GREEN BANKSHARES, INC.
filed 2011-03-15
CIK 764402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $151 million. The market value calculation was determined using the closing sale price of the registrant’s common stock on June 30, 2010, as reported on the Nasdaq Global Select Market. For purposes of this calculation, the term “affiliate” refers to all directors, executive officers and 10% shareholders of the registrant. As of the close of business on February 28, 2011, 13,188,896 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
1. Portions of Proxy Statement for 2011 Annual Meeting of Shareholders. (Part III)

PART I
Forward-Looking Statements
The information contained herein contains forward-looking statements that involve a number of risks and uncertainties. A number of factors, including those discussed herein, could cause results to differ materially from those anticipated by such forward-looking statements which are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” or “continue” or the negatives thereof, or other variations thereon of comparable terminology, or by discussions of strategy or intentions. Such statements may include, but are not limited to, projections of revenue, income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Company, as well as assumptions relating to the foregoing. The Company’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including, but not limited to those identified in “Item 1A. Risk Factors” in this Form 10-K and (1) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (2) continuation of the historically low short-term interest rate environment; (3) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (4) increased levels of non-performing and repossessed assets and the ability to resolve these may result in future losses; (5) greater than anticipated deterioration or lack of sustained growth in the national or local economies; (6) rapid fluctuations or unanticipated changes in interest rates; (7) the impact of governmental restrictions on entities participating in the Capital Purchase Program (the “CPP”) of the United States Department of the Treasury (the “Treasury”); (8) changes in state and federal legislation, regulations or policies applicable to banks or other financial service providers, including regulatory or legislative developments, like the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), arising out of current unsettled conditions in the economy (9) the results of regulatory examinations; (10) the remediation efforts related to the Company’s material weakness in its internal control over financial reporting; (11) increased competition with other financial institutions in the markets that the Bank serves; (12) the Company recording a further valuation allowance related to its deferred tax asset; (13) exploring alternatives available for the future repayment or conversion of the preferred stock issued in the CPP; (14) further deterioration in the valuation of other real estate owned (“OREO”); (15) inability to comply with regulatory capital requirements and to secure any required regulatory approvals for capital actions to raise capital if necessary to comply with any regulatory capital requirements; and (16) the loss of key personnel. The Company undertakes no obligation to update forward-looking statements.
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
Green Bankshares, Inc.
We are the third-largest bank holding company headquartered in Tennessee, with $2.4 billion in assets as of December 31, 2010. Incorporated in 1985, Green Bankshares is the parent of GreenBank (the “Bank”) and owns 100% of the capital stock of the Bank. The primary business of the Company is operating the Bank.
As a bank holding company, we are subject to regulation by the Board of Governors of the Federal Reserve System, or the Federal Reserve Board (the “FRB”). We are required to file reports with the Federal Reserve Bank of Atlanta (the “FRB-Atlanta”) and are subject to regular examinations by that agency. Shares of our common stock are traded on the NASDAQ Global Select Market under the trading symbol “GRNB.”
At December 31, 2010, the Company maintained a main office in Greeneville, Tennessee and 64 full-service bank branches (of which eleven are leased operating premises), a location for mortgage banking and nine separate locations operated by the Bank’s subsidiaries.
The Company’s assets consist primarily of its investment in the Bank and liquid investments. Its primary activities are conducted through the Bank. At December 31, 2010, the Company’s consolidated total assets were $2,406,040, its consolidated net loans were $1,745,378, its total deposits were $1,976,854 and its total shareholders’ equity was $143,897.
The Company’s net income, or net loss, is dependent primarily on the earnings, or loss, of its wholly-owned subsidiary, GreenBank and its level of net income, or net loss. GreenBank’s net income, or net loss, is dependent upon its level of net interest income, which is the difference between the interest income earned on its loans and other interest-earning assets and the interest paid on deposits and other interest-bearing liabilities plus the Bank’s non-interest income, the sum of which is either partially, or fully, offset by the amount of the Bank’s loan loss provision plus the Bank’s total operating expenses.
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
Residential Real Estate Lending: The Bank originates traditional one-to-four family, owner occupied, residential mortgages secured by property located in its primary market area. Further detail on consumer residential real estate lending may be found on page 7 of this report.

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
The Bank concentrates on originating commercial business loans to middle-market companies with borrowing requirements of less than $25 million. Substantially all of the Bank’s commercial business loans outstanding at December 31, 2010, were to borrowers based in its primary markets.
Consumer Lending: The Bank makes consumer loans for personal, family or household purposes, such as debt consolidation, automobiles, vacations and education. Consumer lending loans are typically secured by personal property but may also be unsecured personal loans. They may also be made on a revolving line of credit or fixed-term basis.
Investment Activities:
The Bank has authority to invest in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies and U.S. Government sponsored enterprises, deposits of insured banks and federal funds. The Bank’s investments do not include commercial paper, asset-backed commercial paper, asset-backed securities secured by credit cards, or car loans. The Bank also does not participate in structured investment vehicles. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the returns on loans and leases. The Bank must also meet reserve requirements of the FRB, which are imposed based on amounts on deposit in various deposit categories.
Sources of Funds:
Deposits: Deposits are the primary source of the Bank’s funds for use in lending and for other general business purposes. Deposit inflows and outflows are significantly influenced by economic and competitive conditions, interest rates, money market conditions and other factors, including depositor confidence. Consumer, small business and commercial deposits are attracted principally from within the Bank’s primary market areas through the offering of a broad selection of deposit instruments including consumer, small business and commercial demand deposit accounts, interest-bearing checking accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans.
The Bank’s marketing strategy emphasizes attracting core deposits held in checking, savings, money- market and certificate of deposit accounts. These accounts are a source of low-interest cost funds and in some cases, provide significant fee income. The composition of the Bank’s deposits has a significant impact on the overall cost of funds. At December 31, 2010, interest-bearing deposits comprised 92% of total deposits, as compared with 91% at December 31, 2009.
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
Information concerning the Bank’s FHLB advances, repurchase agreements, junior subordinated notes (trust preferred) and other borrowings is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and in Note 8 of Notes to Consolidated Financial Statements.
We are significantly impacted by prevailing economic conditions, competition and the monetary, fiscal and regulatory policies of governmental agencies. Lending activities are influenced by the general credit needs of individuals and small and medium-sized businesses in the Company’s market areas, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily the rates paid on competing funding alternatives, account maturities and the levels of personal income and savings in the Company’s market areas.
Our principal executive offices are located at 100 North Main Street, Greeneville, Tennessee 37743-4992 and our telephone number at these offices is (423) 639-5111. Our internet address is www.greenbankusa.com. Please note that our website is provided as an inactive textual reference and the information on our website is not incorporated by reference herein.
GreenBank and its Subsidiaries
Our Bank is a Tennessee-chartered commercial bank established in 1890 which has its principal executive offices in Greeneville, Tennessee. The principal business of the Bank consists of attracting deposits from the general public and investing those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial and residential real estate loans, commercial loans and installment consumer loans. At December 31, 2010, the Bank had 63 Tennessee-based full-service banking offices located in Greene, Blount, Cocke, Hamblen, Hawkins, Knox, Loudon, McMinn, Monroe, Sullivan, and Washington Counties in East Tennessee and in Davidson, Lawrence, Macon, Montgomery, Rutherford, Smith, Sumner and Williamson Counties in Middle Tennessee. The Bank also operates two other full service branches—one located in nearby Madison County, North Carolina and the other in nearby Bristol, Virginia. Further, the Bank operates a mortgage banking operation in Knox County, Tennessee.
Our Bank also offers other financial services through three wholly-owned subsidiaries. Through Superior Financial Services, Inc. (“Superior Financial”), the Bank operates eight consumer finance company offices located in Greene, Blount, Hamblen, Washington, Sullivan, Sevier, Knox and Bradley Counties, Tennessee. Through GCB Acceptance Corporation (“GCB Acceptance”), the Bank operates a sub-prime automobile lending company with a sole office in Johnson City, Tennessee. Through Fairway Title Co., the Bank operates a title company headquartered in Knox County, Tennessee. At December 31, 2010, these three subsidiaries had total combined assets of $42,995 and total combined loans, net of unearned interest and loan loss reserve, of $40,671.
As described in more detail below, deposits of our Bank are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”). Our Bank is subject to comprehensive regulation, examination and supervision by the Tennessee Department of Financial Institutions (the “TDFI”), the FRB and the FDIC.
Business Strategy
In 2011, the Company expects that its primary business strategy will be on managing through the current asset quality issues affecting the Company’s performance and strengthening the Company’s capital position, including, if necessary, through the issuance of additional equity securities. Accordingly, the Company expects that over the short term, given the current economic environment and high levels of nonperforming assets, there will be little to no loan growth until the current economic environment in the Company’s markets stabilizes and the economy begins to improve.

The Company’s intermediate term prospects depend principally on the Company’s ability to deal with the asset quality issues currently facing the Company and the Company’s ability to raise capital in amounts sufficient to allow the Company and the Bank to achieve capital levels in excess of those required by federal banking regulations and the informal commitments that the Bank has made to the TDFI and FDIC described in more detail below.
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
In addition to the Company’s business model, which is described herein, the Company is continuously investigating and analyzing other lines and areas of business. Conversely, the Company frequently evaluates and analyzes the profitability, risk factors and viability of its various business lines and segments and, depending upon the results of these evaluations and analyses, may conclude to exit certain segments and/or business lines. Further, in conjunction with these ongoing evaluations and analyses, the Company may decide to sell, merge or close certain branch facilities.
Lending Activities
General. The loan portfolio of the Company is comprised of commercial real estate, residential real estate, commercial and consumer loans. Such loans are primarily originated within the Company’s market areas of East and Middle Tennessee and are generally secured by residential or commercial real estate or business or personal property located in its market footprint.
Loan Composition. Given the on-going challenging economic environment which began during the second half of 2007 as the recession emerged and the resulting precipitous decline in residential real estate construction values through 2010, the Company significantly reduced its commercial real estate concentration levels, as noted in the table below for each of the periods presented at December 31:

	2010	2009	2008	2007	2006

Commercial real estate	$1,080,805	$1,306,398	$1,430,225	$1,549,457	$921,190
Residential real estate	378,783	392,365	397,922	398,779	281,629
Commercial	222,927	274,346	315,099	320,264	258,998
Consumer	75,498	83,382	89,733	97,635	87,111
Other	1,913	2,117	4,656	3,871	2,203
Unearned interest	(14,548)	(14,801)	(14,245)	(13,630)	(11,502)

Loans, net of unearned interest	$1,745,378	$2,043,807	$2,223,390	$2,356,376	$1,539,629

Allowance for loan losses	$(66,830)	$(50,161)	$(48,811)	$(34,111)	$(22,302)

In addition to the segment information listed above, the Company monitors commercial real estate speculative and construction by purpose code as noted in the loan migration table below for each of the periods presented:
Higher Risk Loan Migration Table:

	2010	2009	2008	2007	2006

Speculative 1-4 family residential real estate
Acquisition and development	$131,669	$185,087	$242,343	$285,592	$159,760
Lot warehouse	42,796	66,104	79,555	104,201	64,429
Commercial 1-4 family residential	31,511	70,434	160,786	279,680	134,390

Sub-total	205,976	321,625	482,684	669,473	358,579

Construction
Commercial vacant land	77,081	101,679	103,160	69,298	37,461
Commercial construction — non-owner occupied	63,881	164,887	144,344	157,374	80,032
Commercial construction — owner occupied	5,407	28,213	55,305	58,814	37,515
Consumer residential construction	14,161	19,073	27,632	38,231	25,279

Sub-total	160,530	313,852	330,441	323,717	180,287

Total speculative and construction	$366,506	$635,477	$813,125	$993,190	$538,866

Loan Maturities. The following table reflects at December 31, 2010 the dollar amount of loans maturing based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity are reported as due in one year or less.

	Due in One	Due After One Year	Due After
	Year or Less	Through Five Years	Five Years	Total

Commercial real estate	$437,374	$613,259	$30,172	$1,080,805
Residential real estate (1)	42,826	93,735	235,732	372,293
Commercial	148,500	68,752	5,675	222,927
Consumer (1)	19,110	45,815	2,515	67,440
Other	1,629	236	48	1,913

Total	$649,439	$821,797	$274,142	$1,745,378

(1)	Net of unearned interest
The following table sets forth the dollar amount of the loans maturing subsequent to the year ended December 31, 2011 distinguished between those with predetermined interest rates and those with floating, or variable, interest rates.

	Fixed Rate	Variable Rate	Total

Commercial real estate	$432,141	$211,290	$643,431
Residential real estate	111,198	218,269	329,467
Commercial	46,740	27,687	74,427
Consumer	47,696	634	48,330
Other	236	48	284

Total	$638,011	$457,928	$1,095,939

Commercial Real Estate Loans. The Company has significantly curtailed the origination of residential real estate construction and development loans over the past three years as noted in the higher risk loan migration table above. The Company had historically originated commercial real estate loans, including residential real estate construction and development loans, generally to existing business customers, secured by real estate located in the Company’s market area. At December 31, 2010, commercial real estate loans totaled $1,080,805, or 62%, of the Company’s net loan portfolio. Commercial real estate loans were generally underwritten by addressing cash flow (debt service coverage), primary and secondary source of repayment, financial strength of any guarantor, and strength of the tenant (if any), liquidity, leverage, management experience, ownership structure, economic conditions and collateral. Generally, the Company would loan up to 80-85% of the value of improved property, 65% of the value of raw land and 75% of the value of land to be acquired and developed. A first lien on the property and assignment of lease is required if the collateral is rental property, with second lien positions considered on a case-by-case basis.

Residential Real Estate. The Company also originates one-to-four family, owner-occupied residential mortgage loans secured by property located in the Company’s primary market areas. The majority of the Company’s residential mortgage loans consists of loans secured by owner-occupied, single-family residences. At December 31, 2010, the Company had $378,783, or 21%, of its net loan portfolio in residential real estate loans, net of unearned income. Residential real estate loans generally have a loan-to-value ratio of 85% or less. These loans are underwritten by giving consideration to the ability to pay, stability of employment, source of income, credit history and loan-to-value ratio. Home equity loans make up approximately 52% of residential real estate loans. Home equity loans may have higher loan-to-value ratios when the borrower’s repayment capacity and credit history conform to underwriting standards. Superior Financial extends sub-prime mortgages to borrowers who generally have a higher risk of default than mortgages extended by the Bank. Sub-prime mortgages totaled $11,742, or 3%, of the Company’s residential real estate loans, net of unearned income, at December 31, 2010.
The Company sells most of its one-to-four family mortgage loans in the secondary market to Freddie Mac and other mortgage investors through the Bank’s mortgage banking operation. Sales of such loans to Freddie Mac and other mortgage investors totaled $47,881 and $43,050 during 2010 and 2009, respectively, and the related mortgage servicing rights were sold together with the loans. All mortgage loans sales are without recourse and all notes are endorsed to the investor stating without recourse. Certain contingencies do come into play for early prepayment or early payment defaults and would involve a refund of the yield spread premium earned on the transaction given certain events of default. During 2010, no refunds or events of default occurred.
Commercial Loans. Commercial loans are made for a variety of business purposes, including working capital, inventory and equipment and capital expansion. At December 31, 2010, commercial loans outstanding totaled $222,927, or 13%, of the Company’s net loan portfolio. Such loans are usually amortized over one to seven years and generally mature within five years. Commercial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, financial strength of any guarantor, liquidity, leverage, management experience, ownership structure, economic conditions and industry-specific trends and collateral. The loan to value ratio depends on the type of collateral. Generally speaking, accounts receivable are financed between 70% and 80% of accounts receivable less than 90 days past due. If other collateral is taken to support the loan, the loan to value of accounts receivable may approach 85%. Inventory financing will range between 50% and 60% depending on the borrower and nature of the inventory. The Company requires a first lien position for such loans. These types of loans are generally considered to be a higher credit risk than other loans originated by the Company.
Consumer Loans. At December 31, 2010, the Company’s consumer loan portfolio, net of unearned income, totaled $67,440, or 4%, of the Company’s total net loan portfolio. The Company’s consumer loan portfolio is composed of secured and unsecured loans originated by the Bank, Superior Financial and GCB Acceptance. The consumer loans of the Bank generally have a higher risk of default than other loans originated by the Bank. Further, consumer loans originated by Superior Financial and GCB Acceptance, which are finance companies rather than banks, generally have a greater risk of default than such loans originated by commercial banks and, accordingly, carry a higher interest rate. Superior Financial and GCB Acceptance consumer loans totaled approximately $32,194, or 48%, of the Company’s installment consumer loans, net of unearned income, at December 31, 2010. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.
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

The Company may elect to formally restructure a loan due to the weakening credit status of a borrower so that the restructuring may facilitate a repayment plan that minimizes the potential losses that the Company may have to otherwise incur. At December 31, 2010 and 2009, the Company had $49,537 and $16,061 of restructured loans of which $9,597 and $4,429 were classified as non-accrual and the remaining were performing.
The following table sets forth information with respect to the Company’s nonperforming assets at the dates indicated.

	At December 31,
	2010	2009	2008	2007	2006

Loans accounted for on a non-accrual basis	$143,707	$75,411	$30,926	$32,060	$3,479
Accruing loans which are contractually past due 90 days or more as to interest or principal payments	2,112	147	509	18	28

Total non-performing loans	145,819	75,558	31,435	32,078	3,507
Real estate owned:
Foreclosures	59,965	56,952	44,964	4,401	1,445
Other real estate held and repossessed assets	130	216	407	458	243

Total non-performing assets	$205,914	$132,726	$76,806	$36,937	$5,195

Restructured loans not included above	$39,940	$11,632	$—	$—	$—

Total non-performing assets increased by $73,188 from December 31, 2009 to December 31, 2010. This increase was principally driven by deterioration in the economy during 2010 which was reflected principally in the Company’s residential real estate construction and development portfolio. In 2010, the Company devoted significant attention to our asset quality issues, including having segregated these assets within our Special Assets Group so that we may diligently work through the resolution of each on an asset-by-asset basis. The Special Assets Group meets monthly to discuss the performance of the portfolio and specific relationships with emphasis on the underperforming assets. The Special Assets Group is responsible for the resolution of problem credits by creating action plans, which could include foreclosure, restructuring the loan, issuing demand letters or other actions. If nonaccrual loans at December 31, 2010 had been current according to their original terms and had been outstanding throughout 2010, or since origination if originated during the year, interest income on these loans in 2010 would have been approximately $5,948. Interest actually recognized on these loans during 2010 was $4,843. Interest income not recognized on restructured loans was not significant for 2010.
OREO increased by $2,927 from December 31, 2009 to December 31, 2010. The real estate consists of 122 properties, of which 49 are 1-4 family residential properties with a carrying value of $3,966; 38 are construction development of 1-4 residential properties with a carrying value of $37,481; two are multi-family residential properties with a carrying value of $648; four are parcels of commercial vacant land with a carrying value of $3,192; 23 are vacant 1-4 family residential lots with a carrying value of $7,038; five are commercial buildings with a carrying value of $5,321; and one is a commercial construction project with a carrying value of $2,318. Management has recorded these properties at estimated fair market value, based on current appraisals, less estimated selling costs. Other repossessed assets decreased from $216 at December 31, 2009 to $130 at December 31, 2010. The decrease is due primarily to the disposition of repossessed automobiles at one of the Company’s subsidiaries.

The recorded investment of impaired loans, defined under Accounting Standards Codification (“ASC”) Topic ASC 310 as loans which, based upon current information and events, it is considered probable that the Company will be unable to collect all amounts of contractual interest and principal as scheduled in the loan agreement, increased by $70,753 from $115,238 at December 31, 2009 to $185,991 at December 31, 2010. The related allowance on the recorded investment of impaired loans also increased by $19,097 from $5,737 at December 31, 2009 to $24,834 at December 31, 2010. Under accounting guidance for impaired loans, the impairment is probable if the future events indicate that the Bank will not collect principal and interest in accordance with contractual terms. Impaired loans are included in non-performing loans. This increase is primarily attributable to the continued deterioration throughout 2010 in residential real estate construction loans located in the Company’s urban markets. The recorded investment of impaired loans of $185,991 at December 31, 2010 and $115,238 at December 31, 2009 are net of balances previously charged-off of $36,574 and $27,937 respectively.
Allowance for Loan Losses. The allowance for loan losses is maintained at a level which management believes is adequate to absorb all probable losses on loans then present in the loan portfolio. The amount of the allowance is affected by: (1) loan charge-offs, which decrease the allowance; (2) recoveries on loans previously charged-off, which increase the allowance; and (3) the provision for possible loan losses charged against income, which increases the allowance. In determining the provision for possible loan losses, it is necessary for management to monitor fluctuations in the allowance resulting from actual charge-offs and recoveries, and to periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions, including residential real estate prices and transaction volume in the Company’s market areas, in an effort to evaluate portfolio risks. In evaluating residential real estate market conditions, the Company’s internal policies require new appraisals on adversely rated collateral dependent loans to be obtained at least annually. On a quarterly basis, the Company receives a written report from an independent nationally recognized organization which provides updated valuation trends, by price point and by zip code, for each of the major markets in which the Company is conducting business. The information is then used in the Company’s impairment analysis of collateral dependent loans. If actual losses exceed the amount of the allowance for loan losses, earnings of the Company could be adversely affected. The amount of the provision is based on management’s judgment of those risks. During the year ended December 31, 2010, the Company’s provision for loan losses increased by $20,861 to $71,107 from $50,246 for the year ended December 31, 2009 and the allowance for loan losses increased by $16,669 to $66,830 at December 31, 2010 from $50,161 at December 31, 2009.
The elevated allowance for loan losses was attributable primarily to continuing weakened economic conditions experienced in the Company’s urban markets, principally the Nashville and Knoxville markets, beginning in the fourth quarter of 2007 and continuing through 2010, accompanied by deteriorating credit quality associated primarily with residential real estate construction and development loans in these markets. The allowance for loan losses as a percentage of total loans was 3.83% at the end of 2010 versus 2.45% at December 31, 2009. The loan loss reserves reflected the higher level of non-performing banking assets, and losses inherent in this segment of the Company’s business, as noted in Notes 3 and 17 of Notes to Consolidated Financial Statements. Although Management believes that the allowance for loan losses is adequate to cover estimated losses inherent in the portfolio, there can be no assurances that additional reserves may not be required in the future.

The following is a summary of activity in the allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2010	2009	2008	2007	2006

Balance at beginning of year	$50,161	$48,811	$34,111	$22,302	$19,739
Reserve acquired in acquisition	—	—	—	9,022	—

Subtotal	50,161	48,811	34,111	31,324	19,739
Charge-offs:
Commercial real estate	(48,617)	(40,893)	(28,759)	(7,516)	(494)
Commercial	(3,210)	(6,941)	(6,177)	(2,065)	(879)

Subtotal	(51,827)	(47,834)	(34,936)	(9,581)	(1,373)

Residential real estate	(3,102)	(3,176)	(2,275)	(840)	(947)
Consumer	(2,889)	(3,880)	(4,058)	(3,050)	(2,009)
Other	—	—	—	—	(28)

Total charge-offs	(57,818)	(54,890)	(41,269)	(13,471)	(4,357)

Recoveries:
Commercial real estate	1,301	3,066	1,691	289	17
Commercial	909	1,669	221	227	171

Subtotal	2,210	4,735	1,912	516	188

Residential real estate	287	402	138	213	284
Consumer	882	853	1,106	1,038	936
Other	1	4	3	8	5

Total recoveries	3,380	5,994	3,159	1,775	1,413

Net charge-offs	(54,438)	(48,896)	(38,110)	(11,696)	(2,944)

Provision for loan losses	71,107	50,246	52,810	14,483	5,507

Balance at end of year	$66,830	$50,161	$48,811	$34,111	$22,302

Ratio of net charge-offs to average loans outstanding, net of unearned discount, during the period	2.84%	2.25%	1.63%	.57%	.20%

Ratio of allowance for loan losses to non-performing loans	45.83%	66.39%	155.28%	106.34%	635.93%

Ratio of allowance for loan losses to total loans, net of unearned income	3.83%	2.45%	2.20%	1.45%	1.45%

Breakdown of allowance for loan losses by portfolio segment. The following table presents an allocation among the listed loan categories of the Company’s allowance for loan losses at the dates indicated and the percentage of loans in each category to the total amount of loans at the respective year-ends:

	At December 31,
	2010		2009		2008		2007		2006
		Percent of		Percent of		Percent of		Percent of		Percent of
		loans in		loans in		loans in		loans in		loans in
		each		each		each		each		each
		category		category		category		category		category
Balance at end of period		to total		to total		to total		to total		to total
applicable to:	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans

Commercial real estate	$54,203	61.93%	$36,527	63.93%	$35,714	64.33%	$20,489	65.38%	$10,619	59.38%
Residential real estate	4,431	21.33%	4,350	18.88%	3,669	17.63%	2,395	16.83%	1,639	18.16%
Commercial	5,080	12.78%	5,840	13.42%	6,479	14.17%	7,575	13.51%	6,645	16.70%
Consumer	3,108	3.86%	3,437	3.67%	2,927	3.66%	3,635	4.12%	3,384	5.62%
Other	8	0.11%	7	0.10%	22	0.21%	17	0.16%	15	0.14%

Totals	$66,830	100.00%	$50,161	100.00%	$48,811	100.00%	$34,111	100.00%	$22,302	100.00%

Investment Activities
General. The Company maintains a portfolio of investments for general liquidity purposes and to cover minimum pledging requirements for municipal deposits and borrowings.
Securities by Category. The following table sets forth the carrying value of the securities, by major categories, held by the Company at December 31, 2010, 2009 and 2008:

	At December 31,
	2010	2009	2008

Securities Held to Maturity:
State and political subdivisions	$215	$251	$404
Other securities	250	375	253

Total	$465	$626	$657

Securities Available for Sale:
U.S. government agencies	$83,299	$52,048	$98,806
State and political subdivisions	31,501	32,192	31,804
Collateralized mortgage obligations	67,575	44,677	68,373
Mortgage-backed securities	17,964	16,892	2,086
Trust preferred securities	1,663	1,915	2,493

Total	$202,002	$147,724	$203,562

Maturity Distributions of Securities. The following table sets forth the distributions of maturities of securities at amortized cost as of December 31, 2010:

		Due After One
	Due in One	Year through	Due After Five Years	Due
	Year or Less	Five Years	through 10 Years	After 10 Years	Total

Securities Held to Maturity:
State and political subdivisions	$215	$—	$—	$—	$215
Other securities	250	—	—	—	250

Securities Available for Sale:
U.S. government agencies	—	—	39,004	45,102	84,106
State and political subdivisions	1,005	4,067	21,986	4,133	31,191
Collateralized mortgage obligations	—	651	1,584	63,809	66,044
Mortgage-backed securities	—	5,989	4,012	7,167	17,168
Trust preferred securities	—	—	—	1,850	1,850

Subtotal	$1,470	$10,707	$66,586	$122,061	$200,824

Market value adjustment on available for sale securities	3	535	554	553	1,645

Total	$1,473	$11,242	$67,140	$122,614	$202,469

Weighted average yield (a)	7.08%	4.83%	3.94%	3.44%	3.75%

(a)	Weighted average yields on tax-exempt obligations have been computed on a fully taxable-equivalent basis using a tax rate of 35%.
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Deposits
Deposits are the primary source of funds for the Company. Such deposits consist of noninterest bearing and interest-bearing demand deposit accounts, regular savings deposits, Money Market accounts and market rate certificates of deposit. Deposits are attracted from individuals, partnerships and corporations in the Company’s market areas. In addition, the Company obtains deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions. The Company’s Asset/Liability Management Policy permits the acceptance of limited amounts of brokered deposits. At December 31, 2010 the percentage of the Company’s brokered deposits to total deposits was 0.07%, which was within the limits of the Asset/Liability Management Policy. The Company’s brokered deposits were also within the limits of the Asset/Liability Management Policy at December 31, 2009 and 2008, respectively.
The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated:

	Year Ended December 31,
	2010		2009		2008
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid

Types of deposits (all in domestic offices):
Noninterest bearing demand deposits	$166,814	—	$162,765	—	$187,058	—
Interest-bearing demand deposits	881,978	1.01%	700,586	1.30%	577,024	1.57%
Savings deposits	98,900	1.02%	83,549	1.13%	68,612	.77%
Time deposits	841,458	2.20%	1,166,640	3.06%	1,317,362	3.68%

Total deposits	$1,989,150		$2,113,540		$2,150,056

The following table indicates the amount of the Company’s certificates of deposit and brokered certificates of deposit of $100 or more by time remaining until maturity as of December 31, 2010:

Certificates of
Maturity Period	Deposits

Three months or less	$41,190
Over three through six months	43,741
Over six through twelve months	112,097
Over twelve months	112,673

Total	$309,701

Competition
The Company seeks to compete effectively through its reliance on local commercial activity; personal contacts by its directors, officers, other employees and shareholders; personalized services; and its reputation in the communities it serves.
According to data as of June 30, 2010 published by SNL Financial LC and using information from the FDIC, the Bank ranked as the largest independent commercial bank headquartered in East Tennessee, and its major market areas include Greene, Blount, Davidson, Hamblen, Hawkins, Knox, Lawrence, Loudon, Macon, McMinn, Montgomery, Rutherford, Smith, Sullivan, Sumner, Washington and Williamson Counties, Tennessee and portions of Cocke and Monroe Counties, Tennessee. In Greene County, in which the Company enjoyed its largest deposit share as of June 30, 2010, there were seven commercial banks and one savings bank, operating 26 branches and holding an aggregate of approximately $1.0 billion in deposits as of June 30, 2010. The following table sets forth the Bank’s deposit share, excluding credit unions, in each county in which it has a full-service branch(s) as of June 30, 2010, according to data published by the FDIC:

County	Deposit Share
Greene, TN	28.72%
Hawkins, TN	19.36%
Lawrence, TN	17.53%
Smith, TN	10.58%
Sumner, TN	10.12%
Hamblen, TN	8.78%
Blount, TN	8.15%
Cocke, TN	8.15%
Macon, TN	7.10%
Madison, NC	6.66%
Montgomery, TN	6.36%
Loudon, TN	6.00%
Washington, TN	5.91%
McMinn, TN	5.63%
Bristol, VA1	4.39%
Sullivan, TN	2.82%
Williamson, TN	2.80%
Rutherford, TN	2.62%
Monroe, TN	1.49%
Knox, TN	0.82%
Davidson, TN	0.79%

[1]	Bristol, VA is deemed a city.
Employees
As of December 31, 2010 the Company employed 730 full-time equivalent employees. None of the Company’s employees are presently represented by a union or covered under a collective bargaining agreement. Management considers relations with employees to be good.

Regulation, Supervision and Governmental Policy
The following is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank. A number of other statutes and regulations have an impact on their operations. These laws and regulations are generally intended to protect depositors and borrowers, not shareholders. The following discussion describes the material elements of the regulatory framework that currently apply. In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms. Many of these reforms will be implemented over the course of 2011 through regulations to be adopted by various federal banking and securities regulations. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act
On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its most far-reaching provisions do not directly impact community-based institutions like the Company. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Company either because of exemptions for institutions below a certain asset size or because of the nature of the Company’s operations. Those provisions that will impact the Company include the following:
•
Changing the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminating the ceiling and increasing the size of the floor of the DIF, and offsetting the impact of the increase in the minimum floor on institutions with less than $10 billion in assets;

•
Making permanent the $250,000 limit for federal deposit insurance, increasing the cash limit of Securities Investor Protection Corporation protection to $250,000 and providing unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions;

•	Repealing the federal prohibition on payment of interest on demand deposits, thereby permitting depositing institutions to pay interest on business transaction and other accounts;
•
Centralizing responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their federal banking regulator;

•	Restricting the preemption of state law by federal law and disallowing national bank subsidiaries from availing themselves of such preemption;
•
Imposing new requirements for mortgage lending, including new minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various new mandated disclosures to mortgage borrowers;

•
Applying the same leverage and risk based capital requirements that apply to insured depository institutions to holding companies, although the Company’s currently outstanding subordinated debentures (but not new issuances) will continue to qualify as Tier 1 capital, subject to existing limitations on the amount that may so qualify;

•
Permitting national and state banks to establish de novo interstate branches at any location where a bank based in that state could establish a branch, and requiring that bank holding companies and banks be well capitalized and well managed in order to acquire banks located outside their home state;

•	Imposing new limits on affiliated transactions and causing derivative transactions to be subject to lending limits; and
•	Implementing corporate governance revisions, including with regard to executive compensation and proxy access to shareholders, that apply to all public companies not just financial institutions.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, and their impact on the Company or the financial industry is difficult to predict before such regulations are adopted.
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
Our common stock is registered under Section 12 of the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.
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
Capital Requirements. The Company is also subject to FRB guidelines that require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. The Dodd-Frank Act extended additional capital requirements to bank holding companies on a consolidated basis. See “Capital Requirements.”
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

The Company is a legal entity separate and distinct from the Bank. Over time, the principal source of the Company’s cash flow, including cash flow to pay interest to its holders of trust preferred securities and dividends to holders of the Series A preferred stock the Company issued to the U.S. Treasury in connection with the Capital Purchase Program (“CPP”) and to the Company’s common stock shareholders, will be dividends that the Bank pays to the Company as its sole shareholder. Under Tennessee law, the Company is not permitted to pay dividends if, after giving effect to such payment, the Company would not be able to pay its debts as they become due in the normal course of business or the Company’s total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if the Company were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, the Company’s board of directors must consider the Company’s current and prospective capital, liquidity, and other needs.
In addition to the limitations on the Company’s ability to pay dividends under Tennessee law, the Company’s ability to pay dividends on its common stock is also limited by the Company’s participation in the CPP, by certain statutory or regulatory limitations and by an informal commitment the Company has made to the FRB-Atlanta that it will not pay dividends on its common or preferred stock (or interest on its subordinated debentures) without the prior approval of the FRB-Atlanta. The Company also informally committed to the FRB-Atlanta that it will not incur any indebtedness or repurchase any shares of its capital stock without the prior approval of the FRB-Atlanta. Prior to December 23, 2011, unless the Company has redeemed the Series A preferred stock issued to the U.S. Treasury in the CPP or the U.S. Treasury has transferred the Series A preferred stock to a third party, the consent of the U.S. Treasury must be received before the Company can declare or pay any dividend or make any distribution on the Company’s common stock in excess of $0.13 per quarter. Furthermore, if the Company is not current in the payment of quarterly dividends on the Series A preferred stock, it cannot pay dividends on its common stock. These dividend restrictions resulting from the Company’s participation in the CPP are in addition to those resulting from the Company’s informal commitment to the FRB-Atlanta.
Statutory and regulatory limitations also apply to the Bank’s payment of dividends to the Company. Under Tennessee law, the Bank can only pay dividends to the Company in an amount equal to or less than the total amount of its net income for that year combined with retained net income for the preceding two years. Payment of dividends in excess of this amount requires the consent of the Commissioner of the TDFI (the “Commissioner”). Because the Bank incurred a loss in both 2010 and 2009, dividends from the Bank to the Company, including, if necessary, dividends to support the Company’s payment of interest on its subordinated debt and dividends on the Series A preferred stock it sold to the U.S. Treasury will require prior approval by the Commissioner.
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
On November 9, 2010, following consultation with the FRB-Atlanta, the Company notified the U.S. Treasury that the Company was suspending the payment of regular quarterly cash dividends on the Series A preferred stock issued to the U.S. Treasury The dividends, which are cumulative, will continue to be reported as a preferred dividend requirement that is deducted from net income for financial statement purposes. Additionally, following consultation with the FRB-Atlanta, the Company has exercised its rights to defer regularly scheduled interest payments on all of its issues of junior subordinated notes having an outstanding principal amount of $88.6 million, relating to outstanding trust preferred securities (“TRUPs”). Under the terms of the trust documents, the Company may defer payments of interest for up to 20 consecutive quarterly periods without triggering an event of default. During a deferral period, the Company may not pay dividends on its common or preferred stock or interest on indebtedness that ranks pari passu or junior to the subordinated debentures. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. Together, the deferral of interest payments on TRUPs and suspension of dividend payments to the U.S. Treasury will preserve about $5.1 million per year in cash flow.

Support of Banking Subsidiaries. Under the Dodd-Frank Act, and previously under FRB policy, the Company is expected to act as a source of financial strength to the Bank and, where required, to commit resources to support the Bank. This support can be required at times when it would not be in the best interest of the Company’s shareholders or creditors to provide it. Further, if the Bank’s capital levels were to fall below minimum regulatory guidelines, the Bank would need to develop a capital plan to increase its capital levels and the Company would be required to guarantee the Bank’s compliance with the capital plan in order for such plan to be accepted by the federal regulatory authority. In the event of the Company’s bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.
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
Bank Regulation. As a federally-insured, Tennessee banking institution, the Bank is subject to regulation, supervision and regular examination by the TDFI and the FDIC. Tennessee and federal banking laws and regulations control, among other things, required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, and establishment of branches and other aspects of the Bank’s operations. Supervision, regulation and examination of the Company and the Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than for the Company’s security holders.
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
Under the Dodd-Frank Act, the FDIC was required to adopt regulations that would base deposit insurance assessments on total assets less capital rather than deposit liabilities and to include off-balance sheet liabilities of institutions and their affiliates in risk-based assessments.
The Emergency Economic Stabilization Act of 2008 (“EESA”) provided for a temporary increase in the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This increased level of basic deposit insurance was made permanent by the Dodd-Frank Act. In addition, on October 14, 2008, the FDIC instituted temporary unlimited FDIC coverage of non-interest bearing deposit transaction accounts. Following passage of the Dodd-Frank Act, an institution can provide full coverage on non-interest bearing transaction accounts until December 31, 2012. The Dodd-Frank Act also repealed the prohibition on paying interest on demand transaction accounts, but did not extend unlimited insurance protection for these accounts.
The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
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
Capital Requirements. Both the Company and the Bank are required to comply with the capital adequacy standards established by the FRB, in the Company’s case, and the FDIC, in the case of the Bank. The FRB has established a risk-based and a leverage measure of capital adequacy for bank holding companies, like the Company. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the FRB for bank holding companies. In addition, the FDIC and TDFI may require state banks that are not members of the FRB, like the Bank, to maintain capital at levels higher than those required by general regulatory requirements.
The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.
The minimum statutory guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and other specified intangible assets. The Series A preferred stock that the Company sold to the U.S. Treasury in connection with the CPP and the TRUPs each qualifies as Tier 1 capital, and as described below will continue to qualify as Tier 1 capital following passage of the Dodd-Frank Act. Under statutory guidelines, Tier 1 capital must equal at least 4% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital.
In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the FRB’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. The guidelines also provide that bank holding companies experiencing high internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Furthermore, the FRB has indicated that it will consider a bank holding company’s Tier 1 capital leverage, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.
In late 2010, the Basel Committee on Banking Supervision issued Basel III, a new capital framework for banks and bank holding companies. If implemented in the United States, Basel III will impose a stricter definition of capital, with more focus on common equity. At this time, the Company does not know whether Basel III will be implemented in the United States, and if so implemented whether it will be applicable to the Company and the Bank, because by its terms it is applicable only to internationally active banks. But, if Basel III is implemented in the United States and becomes applicable to the Company, the Company and the Bank would likely be subject to higher minimum capital ratios than those to which the Company and the Bank are currently subject.

Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution (like those that the Bank has informally agreed with the TDFI and FDIC that it will maintain) could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits and other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.
Additionally, the Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into one of which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.
An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital. As of December 31, 2010, the Bank would be considered “well capitalized” under the FDIC’s prompt corrective action provisions; however, the Bank has informally committed to the TDFI and the FDIC that it will maintain a Tier 1 leverage ratio of not less than 10% and a Total risk-based capital ratio of not less than 14%. Because of the significant losses that the Bank incurred in the second half of 2010, the Bank’s capital levels fell below these required minimum levels at December 31, 2010. At December 31, 2010, the Bank’s Tier 1 leverage ratio was 8.88% and its ratio of Total capital to risk-weighted assets was 13.22%.
Because the Bank’s capital levels at December 31, 2010 were below those that the Bank had informally committed to its primary regulators that it would maintain, the Bank was required to submit a Capital Action Plan to its primary regulators.
The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, and for the most part will result in insured depository institutions and their holding companies being subject to more stringent capital requirements. Under the so-called Collins Amendment to the Dodd-Frank Act, federal regulators were directed to establish minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements can’t be less than the generally applicable leverage and risk-based capital requirements established for insured depository institutions nor quantitatively lower than the leverage and risk-based capital requirements established for insured depository institutions that were in effect as of the date that the Dodd-Frank Act was enacted. These requirements in effect create capital level floors for bank holding companies similar to those in place currently for insured depository institutions. The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013. The Collins Amendment did not exclude preferred stock issued to the U.S. Treasury through the CPP from Tier 1 capital treatment. Accordingly, the Company’s TRUPs and Series A preferred stock issued to the U.S. Treasury through the CPP will continue to qualify as Tier 1 capital.

More information concerning the Company’s, and the Bank’s, regulatory capital ratios at December 31, 2010 is included in Note 12 to the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K.
Legislative, Legal and Regulatory Developments. The banking industry is generally subject to extensive regulatory oversight. The Company, as a publicly held bank holding company, and the Bank, as a state-chartered bank with deposits insured by the FDIC, are subject to a number of laws and regulations. Many of these laws and regulations have undergone significant change in recent years. In July 2010, the U.S. Congress passed, and President Obama signed into law, the Dodd-Frank Act, which includes significant consumer protection provisions related to residential mortgage loans that is likely to increase our regulatory compliance costs. These laws and regulations impose restrictions on activities, minimum capital requirements, lending and deposit restrictions and numerous other requirements. Future changes to these laws and regulations, and other new financial services laws and regulations, are likely and cannot be predicted with certainty. With the enactments of EESA, AARA and the Dodd-Frank Act and the significant amount of regulations that are to come from the passage of that legislation, the nature and extent of the future legislative and regulatory changes affecting financial institutions and the resulting impact on those institutions is very unpredictable at this time. The Dodd-Frank Act, in particular, will require that a significant number of new regulations be adopted by various financial regulatory agencies over 2011 and 2012.
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
We could sustain additional losses if our asset quality declines further.
Our earnings are affected by general economic conditions, economic conditions within our markets, loan concentrations and our ability to properly originate, underwrite and service loans. We could sustain additional losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to deterioration in asset quality in a timely manner. Recent problems with asset quality, particularly within the commercial real estate segment of our loan portfolio, have caused, and could continue to cause, our interest income and net interest margin to decrease and our provisions for loan losses and noninterest expenses to increase, which could continue to adversely affect our results of operations and financial condition. Further increases in non-performing loans would reduce net interest income below levels that would exist if such loans were performing.
Our loan portfolio includes an elevated, although shrinking level, of residential construction and land development loans, which loans have a greater credit risk than residential mortgage loans.
The Company engages in both traditional single-family residential lending and residential construction and land development lending to developers. The percentage of speculative 1-4 family loans to developers plus construction and land development loans to developers in the Bank’s portfolio was approximately 21.9% at December 31, 2010 compared to 31.1% of total loans at December 31, 2009. This type of lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Consequently, the credit quality of many of these loans have deteriorated as a result of the current adverse conditions in the real estate market within our markets. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. A continued reduction in residential real estate market prices and demand could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of these loans, all of which would negatively impact our financial condition and results of operations.
Furthermore, during adverse general economic conditions, such as we believe are now being experienced in residential real estate construction nationwide, borrowers involved in the residential real estate construction and development business may suffer above normal financial strain. Throughout 2010, the number of newly constructed homes or lots sold in our market areas has continued to decline, but at a lesser rate than experienced in 2009, negatively affecting collateral values. As the residential real estate development and construction market in our markets has deteriorated, our borrowers in this segment have experienced difficulty repaying their obligations to us. As a result, our loans to these borrowers have deteriorated and may deteriorate further and may result in additional charge-offs negatively impacting our results of operations.
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
Economic conditions in the markets in which we operate deteriorated significantly between early 2008 and the second half of 2010. As a result, we incurred significant losses in 2008, 2009 and 2010. These challenges resulted primarily from provisions for loan losses related to declining collateral values in our construction and development loan portfolio plus rising OREO related costs associated with the holding and disposition of these assets. Although the FRB has issued statements that economic data suggests strongly that the recession ended in the latter half of 2009, we believe that this difficult economic environment will continue at least into the second half of 2011, and we expect that our results of operations will continue to be negatively impacted as a result. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally or us in particular, will improve materially, or at all, in the near future, or thereafter, in which case we could continue to experience significant losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.

Negative developments in the financial services industry and U.S. and global credit markets may adversely impact our operations and results.
Negative developments beginning in 2008 and continuing into 2010 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2011. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital at reasonable prices or borrow in the debt markets compared to recent years.
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
Continued adverse market or economic conditions in the state of Tennessee generally, and in our markets specifically, may increase the risk that our borrowers will be unable to timely make their loan payments. In addition, the market value of the real estate securing loans as collateral has been and may continue to be adversely affected by continued unfavorable changes in market and economic conditions. As of December 31, 2010, approximately 47% of our loans held for investment were secured by non-owner occupied commercial real estate. Of this amount, approximately 26% were speculative 1-4 residential construction and land development loans to developers, 21% were commercial construction and development loans and 53% were non-owner occupied commercial real estate loans. We experienced increased payment delinquencies with respect to these loans throughout 2009 and 2010 which negatively impacted our results of operations and a sustained period of increased payment delinquencies, foreclosures or losses caused by continuing adverse market or economic conditions in the state of Tennessee generally, and in our markets specifically, could adversely affect the value of our assets, revenues, results of operations and financial condition.
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

If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require us to increase our allowance for loan losses as a part of their examination process additional provision expense would be incurred and our earnings and capital could be significantly and adversely affected. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans or borrowers, identification of additional problem loans and other factors, both within and outside of our management’s control. These additions may require increased provision expense which would negatively impact our results of operations.
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
We, or our bank subsidiary, may become subject to supervisory actions and/or enhanced regulation that could have an additional material negative effect on our business, operating flexibility, financial condition and the value of our common stock. In addition, addressing regulatory concerns in this market environment will require significant time and attention from our management team, which may increase our costs, impede the efficiency of our internal business processes and adversely affect our profitability in the near-term.
Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, the FRB (for bank holding companies), the TDFI (for Tennessee-chartered banks) and, separately, the FDIC (as the insurer of bank deposits), have the authority to compel or restrict certain actions on our part, or the part of the Bank, if they determine that we, or the Bank, have insufficient capital or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, our, and the Bank’s regulators can require us to enter into informal or formal enforcement orders, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which we, or the Bank, would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions. For additional information relating to the extensive regulation, supervision and legislation that govern most aspects of our operations and limit the businesses in which we engage, please see “Regulation, Supervision and Governmental Policy” beginning on page 14.
In light of declining asset quality and earnings in 2010, the Bank informally committed to the TDFI and the FDIC that, among other things, it would maintain a Tier 1 leverage ratio of at least 10% and Total risk-based capital ratio of at least 14%, and the Company informally committed to the FRB-Atlanta that, among other things, we would not incur any additional indebtedness, pay dividends on our common or preferred stock or pay interest on our TRUPs, without, in each case, the prior approval of the FRB-Atlanta.
During the third quarter of 2010, the Bank was subject to a joint examination by the FDIC and the TDFI. Based on initial findings presented to the Bank’s management, the Bank expects that either the FDIC or the TDFI or both will require the Bank to agree to certain improvements in its operations, particularly in relation to asset quality matters. We also believe that the Bank will be required to agree to maintain or increase capital to levels above those required to be considered well capitalized. We do not know at this time what minimum levels of capital the regulators will require. If the requirement to maintain higher capital levels than those required to be well capitalized under the prompt corrective action provisions of the FDICIA is contained in a formal enforcement action of the FDIC, the Bank may be subject to additional limitations on its operations including its ability to pay interest on deposits above proscribed rates, which could adversely affect the Bank’s liquidity and/or operating results. The terms of any such supervisory action that goes beyond the steps we have already taken may have a significant negative effect on our business, operating flexibility, results of operations, financial condition and the value of our common stock.

If we, or our bank subsidiary, are unable to maintain capital levels above those that we, or the bank subsidiary, are required to maintain either as a result of federal regulations or as a result of commitments or agreements that we, or our bank subsidiary, have made to, or with, our regulators, we would likely need to raise additional capital, but that capital may not be available when it is needed.
We, and the Bank, are required by federal and state regulatory authorities to maintain adequate levels of capital to support our, and the Bank’s, operations. In addition, the Bank has informally committed to the TDFI and the FDIC that it will maintain a Tier 1 leverage ratio of at least 10% and a Total risk-based capital ratio of at least 14%. At December 31, 2010, the Bank’s Tier 1 leverage ratio and Total risk-based capital ratio were each below the levels that the Bank had committed to maintain and a Capital Action Plan was submitted to our regulators. At December 31, 2010, the Company did not have sufficient capital available to contribute to the Bank to aid the Bank in meeting its commitment. If the Bank is unable to generate sufficient earnings or reduce the size of its assets to achieve the capital levels that it has informally committed to maintain, the Company will likely have to raise additional capital and contribute that capital to the Bank. We can give you no assurance that we will be able to raise this additional capital on terms acceptable to us and given our current stock price and recent financial performance, it is likely that the price at which we could raise such capital, if at all, would result in significant dilution to our existing shareholders. Further, our ability to raise common equity is limited by the number of authorized, but unissued shares reserved under our charter. If we were to raise capital through a common stock offering, we would likely need to increase our authorized common stock, which would require approval of our shareholders. We cannot assure you that our shareholders would approve such a request.
Liquidity needs could adversely affect our results of operations and financial condition.
We rely on dividends from the Bank as our primary source of funds. The primary source of funds of the Bank, are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans which may be more difficult in economically challenging environments like those currently being experienced. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, customer confidence levels and the Bank’s financial strength, returns available to customers on alternative investments, our financial condition and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include FHLB advances and federal funds lines of credit from correspondent banks. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands. We may be required to continue to reduce our asset size, slow or discontinue capital expenditures or other investments or liquidate assets should such sources not be adequate.
We rely on dividends from our bank subsidiary as our primary source of liquidity and payment of these dividends is limited under Tennessee law.
Under Tennessee law, the amount of dividends that may be declared by the Bank in a year without approval of the Commissioner is limited to net income for that year combined with retained net income for the two preceding years. Because of the losses incurred by the Bank in 2009 and 2010, dividends from the Bank to us, including, if necessary, dividends to support our payment of interest on our subordinated debt and dividends on our preferred stock, including the preferred stock we issued to the U.S. Treasury, would have required prior approval by the Commissioner. During the fourth quarter of 2010, we elected to defer the interest payments on our subordinated debt and dividends on the preferred stock that we issued to the U.S. Treasury as disclosed in our third quarter 2010 Form 10-Q.

Our ability to maintain required capital levels and adequate sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions.
We, and the Bank, are required to maintain certain capital levels established by banking regulations or specified by bank regulators or to which we have committed or agreed to maintain. We must also maintain adequate funding sources in the normal course of business to support our operations and fund outstanding liabilities. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions. Failure by the Bank to meet applicable capital guidelines (including those higher levels that the Bank has committed, or may commit in the future, to maintain) or to satisfy certain other regulatory requirements could subject the Bank to a variety of enforcement remedies available to the federal regulatory authorities.
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
Environmental liability associated with commercial lending could result in losses.
In the course of business, the Bank may acquire, through foreclosure, properties securing loans it has originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, we, or the Bank, might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have an adverse effect on our business, results of operations and financial condition.
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
Federal bank regulators are increasing regulatory scrutiny, and additional restrictions (including those originating from the Dodd-Frank Act) on financial institutions have been proposed or adopted and signed into law by the President, regulators and Congress. Changes in federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in our expenses and/or charge-offs, which may adversely affect our earnings. Changes in state or federal tax laws or regulations can have a similar impact. Furthermore, financial institution regulatory agencies are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions. These actions, whether formal or informal, could result in our, or the Bank, agreeing to limitations or to take actions that limit our operational flexibility, restrict our growth or increase our capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions, including informal commitments like those we and the Bank have made to our primary regulators, could lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.

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
We reported a material weakness in our internal control over financial reporting, and if we are unable to improve our internal controls, our financial results may not be accurately reported.
Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 identified a material weakness in its internal control over financial reporting, as described in “Item 9A. Controls and Procedures.” This material weakness, or difficulties encountered in implementing new or improved controls or remediation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, the price of our common stock and market confidence in our reported financial information.
We have a deferred tax asset and cannot assure you that it will be fully realized.
We had net deferred tax assets (“DTA”) of $45.7 million as of December 31, 2010 and established a valuation allowance against our federal net deferred tax assets of $43.5 million. A valuation allowance is recognized for a net DTA if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire DTA will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified.
As a result of the increased credit losses, the Company entered into a three-year cumulative pre-tax loss position (excluding the goodwill impairment charge recognized in the second quarter of 2009) as of June 30, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome. The Company’s estimate of the realization of its net DTA was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years, and tax planning strategies. Once profitability has been restored for a reasonable time and such profitability is considered sustainable, the valuation allowance would be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on the circumstances that exist as of that future date.
We are subject to lawsuits as a result of the losses we incurred in the third quarter of 2010.
In the third quarter of 2010, we recognized significant losses as a result of higher costs related to loan charge-offs, coupled with losses incurred on OREO resulting from sales completed and updated property appraisals received during that quarter. As a result, various plaintiffs filed class action lawsuits, which have subsequently been consolidated into one class action, alleging, among other things, disclosure violations regarding our collateral valuations, the timing of our impairment charges and our accounting for loan charge-offs. The defense of this matter has and will continue to entail considerable cost and will be time-consuming for our management. Unfavorable outcomes in this matter could have an adverse effect on our business, financial condition, results of operations and cash flows.

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
On February 16, 2011, we announced that James E. Adams, our Chief Financial Officer, will be retiring on May 16, 2011 after the Annual Shareholders Meeting on May 12, 2011. We have commenced a search for a replacement for Mr. Adams, but there can be no assurance that we will have found a suitable replacement prior to that date.
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
The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and the Nasdaq Stock Market that are applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. We expect that the Dodd-Frank Act will similarly result in increases in our compliance costs. As a result, we have experienced, and may continue to experience, greater compliance costs.

Our long-term business strategy includes the continuation of growth plans, and our financial condition and results of operations could be affected if our long-term business strategies are not effectively executed.
Although our primary focus in the near term will be on strengthening our asset quality and improving our capital position, we intend, over the longer term, to continue pursuing a growth strategy for our business through acquisitions and de novo branching. Our prospects must be considered in light of the risks, expenses and difficulties occasionally encountered by financial services companies in growth stages, which may include the following:
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

Our ability to declare and pay dividends is limited by law, by commitments we have made to our regulators and by the terms of the Series A preferred stock that we have issued to the U.S. Treasury, and we may be unable to pay future dividends.
We derive our income solely from dividends on the shares of common stock of the Bank. The Bank’s ability to declare and pay dividends to us is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the TDFI. In addition, the terms of the Series A preferred stock impose restrictions on our ability to pay dividends on our common stock and we have informally committed to the FRB-Atlanta that we will not pay dividends on our common or preferred stock without the FRB-Atlanta’s prior approval. On November 9, 2010, following consultation with the FRB-Atlanta, we notified the U.S. Treasury that we were suspending the payment of regular quarterly cash dividends on preferred stock that we had issued to the U.S. Treasury in the CPP. We do not know when we will receive permission from the FRB-Atlanta to resume paying dividends on our common or preferred stock. We cannot assure our shareholders that we will declare or pay dividends on shares of our common stock in the future.
Holders of our junior subordinated debentures have rights that are senior to those of our common and Series A preferred shareholders.
We had supported our previous growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. This financing vehicle is no longer an attractive source for funding acquisitions as a result of the changing characteristics of trust preferred securities and their limited attributes towards qualifying as primary regulatory capital. At December 31, 2010, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $88.7 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the trusts are senior to our shares of common stock and the Series A preferred stock that we issued to the U.S. Treasury in the CPP. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock or the Series A preferred stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock or Series A preferred stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock or our Series A preferred stock.
As described above, we have informally committed to the FRB-Atlanta that we will not pay interest on the subordinated debentures without the prior approval of the FRB-Atlanta. In the fourth quarter of 2010, following consultation with the FRB-Atlanta, we notified the trustees with respect to each series of our subordinated debentures, of our intent to defer interest payments on the subordinated debentures beginning with the interest payments due in the fourth quarter of 2010.
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
As described above, on November 9, 2010, we notified the U.S. Treasury that we were suspending the payment of dividends on the Series A preferred stock beginning with the dividend payment due in the fourth quarter of 2010. In the event that we fail to pay dividends on the Series A preferred stock for an aggregate of six quarterly dividend periods or more (whether or not consecutive), the authorized number of directors then constituting our board of directors will be increased by two. Holders of the Series A preferred stock, together with the holders of any outstanding parity stock with like voting rights, referred to as voting parity stock, voting as a single class, will be entitled to elect the two additional members of our board of directors, referred to as the preferred stock directors, at the next annual meeting (or at a special meeting called for the purpose of electing the preferred stock directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
At December 31, 2010, the Company maintained a main office in Greeneville, Tennessee in a building it owns, 65 full-service bank branches (of which 54 are owned premises and 11 are leased premises) and a building for mortgage lending operations which it owns. In addition, the Bank’s subsidiaries operate from nine separate locations, all of which are leased.

ITEM 3.	LEGAL PROCEEDINGS.
On November 18, 2010 a shareholder of the Company filed a putative class action lawsuit (styled Bill Burgraff v. Green Bankshares, Inc., et al., U.S. District Court, Eastern District of Tennessee, Northeastern Division, Case No. 2:10-cv-00253) against the Company and certain of its current and former officers in the United States District Court for the Eastern District of Tennessee in Greeneville, Tennessee on behalf of all persons that acquired shares of the Company’s common stock between January 19, 2010 and November 9, 2010. On January 18, 2011, a separate shareholder of the Company filed a putative class action lawsuit (styled Brian Molnar v. Green Bankshares, Inc., et al., U.S. District Court, Eastern District of Tennessee, Northeastern Division, Case No. 2:11-cv-00014) against the Company and certain of its current and former officers in the same court on behalf of all persons that acquired shares of the Company’s common stock between January 19, 2010 and October 20, 2010. These lawsuits were filed following, and relate to the drop in value of the Company’s common stock price after, the Company announced its third quarter performance results on October 20, 2010. The Burgraff case also complains of the Company’s decision on November 9, 2010, to suspend payment of certain quarterly cash dividends.

The plaintiffs allege that defendants made false and/or misleading statements or failed to disclose that the Company was purportedly overvaluing collateral of certain loans; failing to timely take impairment charges of these certain loans; failing to properly account for loan charge-offs; lacking adequate internal and financial controls; and providing false and misleading financial results. The plaintiffs have asserted federal securities laws claims against all defendants for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. The plaintiffs have also asserted control person liability claims against the individual defendants named in the complaints pursuant to Section 20(a) of the Exchange Act.
The two cases were consolidated on February 4, 2011. Plaintiffs have 60 days from that date within which to file an amended and consolidated complaint. On February 11, 2011, the Court appointed movant Jeffrey Blomgren as lead plaintiff.
The Company and the individual named defendants collectively intend to vigorously defend themselves against these allegations.
The Company and its subsidiaries are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company’s results of operations.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
On February 28, 2011, Green Bankshares had 13,188,896 shares of common stock outstanding. The Company’s shares are traded on The Nasdaq Global Select Market, under the symbol “GRNB”. As of February 28, 2011, the Company estimates that it had approximately 5,200 shareholders, including approximately 2,600 shareholders of record and approximately 2,600 beneficial owners holding shares in nominee or “street” name.
The following table shows the high and low sales price and closing price for the Company’s common stock as reported by The Nasdaq Global Select Market for 2010 and 2009. The table also sets forth the dividends per share paid each quarter during 2010 and 2009.

	High/Low Sales Price	Closing	Dividends Paid
	During Quarter	Price	Per Share
2010:
First quarter	$9.48 / 3.52	$8.16	$—
Second quarter	15.04 / 7.96	12.77	—
Third quarter	13.11 / 6.58	6.79	—
Fourth quarter	7.73 / 2.39	3.20	—
			$—

2009:
First quarter	$14.71 / 4.51	$8.80	$0.13
Second quarter	9.73 / 4.14	4.48	—
Third quarter	6.83 / 3.25	5.00	—
Fourth quarter	5.48 / 3.51	3.55	—
			$0.13

Holders of the Company’s common stock are entitled to receive dividends when, as and if declared by the Company’s board of directors out of funds legally available for dividends. Historically, the Company has paid quarterly cash dividends on its common stock. On June 2, 2009 the Company announced that due to the uncertain nature of the current economic environment that it was suspending the payment of cash dividends to common shareholders in order to prudently preserve capital levels. In the fourth quarter of 2010, the Company informally committed to the FRB-Atlanta that it would not pay dividends on its common or preferred stock without the prior approval of the FRB-Atlanta. The Company’s ability to pay dividends to its shareholders in the future will depend on its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to its common stock, including its outstanding trust preferred securities and accompanying junior subordinated debentures, and other factors deemed relevant by the Company’s board of directors. In addition, in order to pay dividends to shareholders, the Company must receive cash dividends from the Bank. As a result, the Company’s ability to pay future dividends will depend upon the earnings of the Bank, its financial condition and its need for funds.

Moreover, there are a number of federal and state banking policies and regulations that restrict the Bank’s ability to pay dividends to the Company and the Company’s ability to pay dividends to its shareholders. In particular, because the Bank is a depository institution and its deposits are insured by the FDIC, it may not pay dividends or distribute capital assets if it is in default on any assessment due to the FDIC. In addition, the Tennessee Banking Act prohibits the Bank from declaring dividends in excess of net income for the calendar year in which the dividend is declared plus retained net income for the preceding two years without the approval of the Commissioner of the Tennessee Department of Financial Institutions. Because of the losses incurred by the Bank in 2010 and 2009, the Bank will need to receive the approval of the Commissioner of the TDFI before if pays dividends to the Company. Also, the Bank is subject to regulations which impose certain minimum regulatory capital and minimum state law earnings requirements that affect the amount of cash available for distribution to the Company.
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
The Company made no repurchases of its common stock during the quarter ended December 31, 2010.

ITEM 6.	SELECTED FINANCIAL DATA.

	2010	2009	2008	2007(1)	2006
	(in thousands, except per share data, ratios and percentages)

Total interest income	$120,864	$138,456	$170,516	$176,626	$117,357
Total interest expense	37,271	57,931	75,491	81,973	45,400

Net interest income	83,593	80,525	95,025	94,653	71,957
Provision for loan losses	(71,107)	(50,246)	(52,810)	(14,483)	(5,507)

Net interest income after provision for loan losses	12,486	30,279	42,215	80,170	66,450
Noninterest income	32,544	31,578	33,614	27,602	20,710
Noninterest expense	(110,815)	(229,587)	(85,837)	(69,252)	(52,708)

Income (loss) before income taxes	(65,785)	(167,730)	(10,008)	38,520	34,452
Income tax (expense) benefit	(14,910)	17,036	4,648	(14,146)	(13,190)

Net income (loss)	(80,695)	(150,694)	(5,360)	24,374	21,262
Preferred stock dividend and accretion of discount on warrants	(5,001)	(4,982)	(92)	—	—

Net income (loss) available to common shareholders	$(85,696)	$(155,676)	$(5,452)	$24,374	$21,262

Per Share Data:
Net income (loss) available to common shareholders, basic	$(6.54)	$(11.91)	$(0.42)	$2.07	$2.17
Net income (loss) available to common shareholders, assuming dilution	$(6.54)	$(11.91)	$(0.42)	$2.07	$2.14
Net income (loss) available to common shareholders, assuming dilution adjusted for goodwill impairment charge(7)	$(6.54)	$(1.40)	$(0.42)	$2.07	$2.14
Dividends declared	$0.00	$0.13	$0.52	$0.68	$0.64
Common book value(2)(7)	$5.75	$12.15	$24.09	$24.94	$18.80
Tangible common book value(3)(7)	$5.23	$11.44	$12.23	$12.73	$14.87

Financial Condition Data:
Assets	$2,406,040	$2,619,139	$2,944,671	$2,947,741	$1,772,654
Loans, net of unearned interest	$1,745,378	$2,043,807	$2,223,390	$2,356,376	$1,539,629
Cash and investments	$504,559	$378,785	$410,344	$314,615	$91,997
Federal funds sold	$4,856	$3,793	$5,263	$—	$25,983
Deposits	$1,976,854	$2,084,096	$2,184,147	$1,986,793	$1,332,505
FHLB advances and notes payable	$158,653	$171,999	$229,349	$318,690	$177,571
Subordinated debentures	$88,662	$88,662	$88,662	$88,662	$13,403
Federal funds purchased and repurchase agreements	$19,413	$24,449	$35,302	$194,525	$42,165
Shareholders’ equity	$143,897	$226,769	$381,231	$322,477	$184,471
Common shareholders’ equity(2)(7)	$75,776	$160,034	$315,885	$322,477	$184,471
Tangible common shareholders’ equity(3)(7)	$69,025	$150,699	$160,411	$164,650	$145,931
Tangible shareholders’ equity(4)(7)	$137,146	$217,434	$225,757	$164,650	$145,931

Selected Ratios:
Interest rate spread	3.79%	3.19%	3.48%	3.83%	4.32%
Net interest margin(6)	3.86%	3.34%	3.70%	4.25%	4.77%
Total tangible equity to tangible assets(4)(5)(7)	5.72%	8.33%	8.09%	5.90%	8.42%
Tangible common equity to tangible assets(3)(5)(7)	2.88%	5.77%	5.75%	5.90%	8.42%
Return on average assets	(3.41%)	(5.59%)	(0.18%)	0.98%	1.28%
Return on average equity	(38.56%)	(50.44%)	(1.64%)	8.96%	11.91%
Return on average common equity(2)(7)	(55.35%)	(64.25%)	(1.65%)	8.96%	11.91%
Return on average common tangible equity(3)(7)	(58.32%)	(96.77%)	(3.14%)	15.41%	15.25%
Average equity to average assets	8.85%	11.09%	11.24%	10.91%	10.78%
Dividend payout ratio	N/M	N/M	N/M	32.85%	29.49%
Ratio of nonperforming assets to total assets	8.56%	5.07%	2.61%	1.25%	0.29%
Ratio of allowance for loan losses to nonperforming loans	45.83%	66.39%	155.28%	106.34%	635.93%
Ratio of allowance for loan losses to total loans, net of unearned income loans	3.83%	2.45%	2.20%	1.45%	1.45%

[1]	Information for the 2007 fiscal year includes the operations of CVBG, with which the Company merged on May 18, 2007.

[2]	Common shareholders’ equity is shareholders’ equity less preferred stock.

[3]	Tangible common shareholders’ equity is shareholders’ equity less goodwill, other intangible assets and preferred stock.

[4]	Tangible shareholders’ equity is shareholders’ equity less goodwill and other intangible assets.

[5]	Tangible assets is total assets less goodwill and other intangible assets.

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
•
“Net income (loss) per share available to common shareholders assuming dilution adjusted for goodwill impairment charge” is defined as net income (loss) per share available to common shareholders reduced by goodwill impairment charge, net of tax.

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

The following reconciliation table provides a more detailed analysis of these non-GAAP performance measures:

	At and for the Fiscal Years Ended December 31,
	2010	2009	2008	2007	2006
Total shareholders’ equity	$143,897	$226,769	$381,231	$322,477	$184,471
Less: Preferred stock	(68,121)	(66,735)	(65,346)	—	—

Common shareholders’ equity	$75,776	$160,034	$315,855	$322,477	$184,471

Total shareholders’ equity	$143,897	$226,769	$381,231	$322,477	$184,471
Less:
Goodwill	—	—	(143,389)	(143,140)	(31,327)
Core Deposit and other intangibles	(6,751)	(9,335)	(12,085)	(14,687)	(7,213)
Preferred stock	(68,121)	(66,735)	(65,346)	—	—

Tangible common shareholders’ equity	$69,025	$150,699	$160,411	$164,650	$145,931

Total shareholders’ equity	$143,897	$226,769	$381,231	$322,477	$184,471
Less:
Goodwill	—	—	(143,389)	(143,140)	(31,327)
Core Deposit and other intangibles	(6,751)	(9,335)	(12,085)	(14,687)	(7,213)

Tangible shareholders’ equity	$137,146	$217,434	$225,757	$164,650	$145,931

Total assets	$2,406,040	$2,619,139	$2,944,671	$2,947,741	$1,772,654
Less:
Goodwill	—	—	(143,389)	(143,140)	(31,327)
Core Deposit and other intangibles	(6,751)	(9,335)	(12,085)	(14,687)	(7,213)

Tangible assets	$2,399,289	$2,609,804	$2,789,197	$2,789,914	$1,734,114

Common book value per share	$5.75	$12.15	$24.09	$24.94	$18.80
Effect of intangible assets	$(0.52)	$(0.71)	$(11.86)	$(12.21)	$(3.93)
Tangible common book value per share	$5.23	$11.44	$12.23	$12.73	$14.87

Return on average common equity	(55.35%)	(64.25%)	(1.65%)	8.96%	11.91%
Effect of intangible assets	(2.97%)	(32.52%)	(1.49%)	6.45%	3.34%
Return on average common tangible equity	(58.32%)	(96.77%)	(3.14%)	15.41%	15.25%

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

	For the Fiscal Years Ended December 31,
	2010	2009	2008	2007	2006
Total non-interest expense	$110,815	$229,587	$85,837	$69,252	$52,708
Goodwill impairment charge	—	(143,389)	—	—	—

Operating expenses	$110,815	$86,198	$85,837	$69,252	$52,708

Net income (loss) available to common shareholders	$(85,696)	$(155,676)	$(5,452)	$24,374	$21,262
Goodwill impairment charge, net of tax of $5,975	—	137,414	—	—	—

Net operating income (loss) available to common shareholders	$(85,696)	$(18,262)	$(5,452)	$24,374	$21,262

Per Diluted Share:
Net income (loss) available to common shareholders	$(6.54)	$(11.91)	$(0.42)	$2.07	$2.14
Goodwill impairment charge, net of tax of $5,975	—	10.51	—	—	—

Net operating income (loss)	$(6.54)	$(1.40)	$(0.42)	$2.07	$2.14

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The Company reported a net loss available to common shareholders of $85,696 for the full year 2010 compared with a net loss available to common shareholders of $155,676 for the full year 2009. The loss for the year 2010 was primarily attributable to an increase in credit costs, including both a higher loan loss provision and elevated costs associated with the disposition and revaluation of OREO related assets along with the effects of the continued weaknesses in the economy through 2010. This weakness was manifested primarily in the Company’s residential real estate construction and development portfolio. As a result, the Company’s provision for loan losses for the full year 2010 remained elevated at $71,107 compared to $50,246 in 2009 and $52,810 in 2008. Additionally, Other Real Estate Owned (“OREO”) charges totaled $29,895 in 2010 compared with $8,156 for 2009 and $7,028 in 2008. As the economy in the Company’s market areas continued to struggle to improve during 2010, net loan charge-offs rose to $54,438 in 2010 compared with net loan charge-offs of $48,896 in 2009 and $38,110 in 2008. On a diluted per share basis, the net operating loss available to common shareholders in 2010 was $6.54 compared with a net operating loss in 2009, excluding the goodwill impairment charge, of $1.40 (please see “ITEM 6 — GAAP Reconciliation and Management Explanations of Non-GAAP Financial Measures” above for more information) and a net operating loss available to common shareholders of $0.42 for 2008. The net loss available to common shareholders on a diluted per share basis for 2010 was $6.54 and including the goodwill impairment charge, on a diluted per share basis the net loss available to common shareholders for 2009 was $11.91 compared with a net loss available to common shareholders of $0.42 for 2008.
Net interest income for 2010 was $83,593 compared with $80,525 in 2009 including the impact of interest reversals of $2,965 in 2010 and $2,606 in 2009. Despite the decline in average earning assets, the improvement in net interest income was due to the Company experiencing the benefit of interest rate floors built into loan agreements beginning in 2009 plus the re-pricing of interest bearing liabilities in a lower market interest rate environment in 2010. As a result, the Company experienced a widening in its net interest margin from 3.34% in 2009 to 3.86% in 2010. Noninterest income improved modestly from $31,578 in 2009 to $32,544 in 2010 principally as a result of higher fee income generated from the sales of annuity and investment products. Operating expenses for 2010 totaled $110,815 in 2010 compared with $229,587 in 2009, or $86,198, excluding the goodwill impairment charge of $143,389 (please see “ITEM 6 — GAAP Reconciliation and Management Explanations of Non-GAAP Financial Measures” above for more information). The increase in operating expenses of $24,617 (excluding the goodwill impairment charge taken in 2009 of $143,389) was principally driven by the increased costs associated with the losses incurred on the revaluations and dispositions of OREO related assets.
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
The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and the fair value of financial instruments and other accounts, including OREO. Based on management’s calculation, an allowance of $66,830, or 3.83%, of total loans, net of unearned interest was an adequate estimate of losses inherent in the loan portfolio as of December 31, 2010. This estimate resulted in a provision for loan losses on the income statement of $71,107 during 2010. If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected. For further discussion of the allowance for loan losses and a detailed description of the methodology management uses in determining the adequacy of the allowance, see “ITEM 1. Business — Lending Activities — Allowance for Loan Losses” located above, and “Changes in Results of Operations — Provision for Loan Losses” located below.

The consolidated financial statements include certain accounting and disclosures that require management to make estimates about fair values. Estimates of fair value are used in the accounting for securities available for sale, loans held for sale, goodwill, other intangible assets, OREO and acquisition purchase accounting adjustments. Estimates of fair values are used in disclosures regarding securities held to maturity, stock compensation, commitments, and the fair values of financial instruments. Fair values are estimated using relevant market information and other assumptions such as interest rates, credit risk, prepayments and other factors. The fair values of financial instruments are subject to change as influenced by market conditions.
The Company believes its critical accounting policies and estimates also include the valuation of the allowance for the net DTA. A valuation allowance is recognized for a net DTA if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire DTA will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, the Company entered into a three-year cumulative pre-tax loss position (excluding the goodwill impairment charge recognized in the first quarter of 2009) as of December 31, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome.
The Company’s estimate of the realization of its net DTA was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years, and tax planning strategies. Based on management’s calculation, a valuation allowance of $43,455, or 95.2% of the net DTA, was an adequate estimate as of December 31, 2010. This estimate resulted in a valuation allowance for the net DTA in the income statement of $43,455 for the period ended December 31, 2010. Once profitability has been restored for a reasonable time, generally considered four consecutive quarters, and such profitability is considered sustainable, the valuation allowance would be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on the circumstances that exist as of that future date.
The consolidated financial statements include certain accounting disclosures that require management to make estimates about fair values. Independent third party valuations are used for securities available for sale and securities held to maturity as well as acquisition purchase accounting adjustments. Third party valuations are inputs, but are not solely determinative of value. Estimates of fair value are used in the accounting for loans held for sale, goodwill and other intangible assets. Estimates of fair values are used in disclosures regarding stock compensation, commitments, and the fair values of financial instruments. Fair values are estimated using relevant market information and other assumptions such as interest rates, credit risk, prepayments and other factors. The fair values of financial instruments are subject to change as influenced by market conditions.
Changes in Results of Operations
Net loss. The net loss available to common shareholders was $85,696 in 2010 and $155,676 for 2009. The net loss for the year 2009 was primarily attributable to a non-cash charge taken for the impairment of goodwill of $137,414, net of tax of $5,975 and the continued weaknesses in the economy through 2009. Excluding the goodwill impairment charge, net of tax, of $137,414 the Company’s net operating loss was $18,262 for 2009 (please see “ITEM 6 — GAAP Reconciliation and Management Explanations of Non-GAAP Financial Measures” above for more information). When comparing the net operating loss of $85,696 in 2010 to the net operating loss of $18,262, excluding the goodwill impairment charge, for 2009 the principal reasons for the increased loss in 2010 were credit related costs that continued to escalate in 2010 driven by both a higher loan loss provision coupled with rising costs associated with the maintenance, disposition and revaluation of OREO along with continued deterioration in economic conditions in our markets. These costs were partially offset by improvements in both net interest income and non-interest income.

The net loss available to common shareholders’ for 2009 was $155,676 compared to a net loss of $5,452 in 2008. The net loss for the year 2009 was primarily attributable to a non-cash charge taken for the impairment of goodwill of $137,414, net of tax of $5,975 and the continued weaknesses in the economy through 2009. Excluding the goodwill impairment charge, net of tax, of $137,414 the Company’s net operating loss was $18,262 for 2009 (please see “ITEM 6 — GAAP Reconciliation and Management Explanations of Non-GAAP Financial Measures” above for more information).The increase in the net operating loss between 2009 and 2008 was primarily attributable to a decline in net interest income of $14,500 from $95,025 in 2008 to $80,525 in 2009 due to narrowing interest rate spreads and deteriorating economic conditions throughout 2009 impacting residential real estate construction lending plus a decline in net securities gains of $2,222 between periods due to higher other-than-temporary impairment charges taken in 2009.
Net Interest Income. The largest source of earnings for the Company is net interest income, which is the difference between interest income on earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors that affect net interest income are changes in volumes and rates on earning assets and interest-bearing liabilities, which are affected in part by management’s anticipatory responses to changes in interest rates through asset/liability management. Despite deleveraging average earning assets of the Company by $247,978 from 2009 to 2010, net interest income improved from $80,525 in 2009 to $83,593 in 2010 as interest rate floors were triggered in loan agreements and interest-bearing liabilities were re-priced in a lower interest rate market environment. As a result of the re-pricing characteristics of the balance sheet plus a modest increase of $4,049 in average non-interest bearing demand deposits, the Company’s net interest margin rose from 3.34% in 2009 to 3.86% in 2010. Average loan balances in 2010 were $1,833,865 compared with $2,096,181 in 2009 and this reduction was principally responsible for the decline in average earning assets, partially offset by an increase in short-term investments as liquidity levels increased. Simultaneously, the Company reduced its large certificates of deposit as average balances declined by $325,182 and further eliminated $55,764 in borrowed funds.
During 2009, net interest income was $80,525 as compared to $95,025 in 2008. The Company experienced a decline in average balances of interest-earning assets, with average total interest-earning assets decreasing by $156,713, or 6%, to $2,433,476 in 2009 from $2,590,189 in 2008. Most of the decline occurred in loans, with average loan balances decreasing by $202,724, or 9%, to $2,096,181 in 2009 from $2,298,905 in 2008. The decrease was primarily due to the continued downturn in economic conditions throughout 2009 that resulted in lower loan demand and heightened levels of loan charge-offs. Average investment securities also decreased $83,966, or 31%, to $189,377 in 2009 from $273,343 in 2008 as the Company focused on de-levering the balance sheet and reducing excess liquidity. Average balances of total interest-bearing liabilities also decreased in 2009 from 2008, with average total interest-bearing deposit balances decreasing by $12,223, or 1%, to $1,950,775 in 2009 from $1,962,998 in 2008, and average securities sold under repurchase agreements and short-term borrowings, and subordinated debentures and FHLB advances and notes payable decreased by $111,132, or 25%, to $337,993 in 2009 from $449,125 in 2008. These decreases are primarily related to the reduction in securities sold under repurchase agreements and short-term borrowings along with the maturities and early payoffs of FHLB advances.
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

	2010			2009			2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans(1)(4)
Real estate loans	$1,517,937	$86,904	5.73%	$1,719,026	$99,796	5.81%	$1,890,209	$121,168	6.41%
Commercial loans	250,126	14,358	5.74%	295,913	16,284	5.50%	319,131	20,020	6.27%
Consumer and other loans- net(2)	65,802	8,963	13.62%	81,242	9,660	11.89%	89,565	10,516	11.74%
Fees on loans	—	3,563		—	3,532		—	3,979

Total loans (including fees)	$1,833,865	$113,788	6.20%	$2,096,181	$129,272	6.17%	$2,298,905	$155,683	6.77%

Investment securities(3)
Taxable	$137,148	$4,937	3.60%	$144,881	$7,035	4.86%	$227,710	$12,770	5.61%
Tax-exempt(4)	30,799	1,909	6.20%	31,660	1,938	6.12%	32,743	1,995	6.09%
FHLB and other stock	12,734	530	4.16%	12,836	573	4.46%	12,890	647	5.02%

Total investment securities	$180,681	$7,376	4.08%	$189,377	$9,546	5.04%	$273,343	$15,412	5.64%

Other short-term investments	170,952	435	0.25%	147,918	376	0.25%	17,941	175	0.98%

Total interest-earning assets	$2,185,498	$121,599	5.56%	$2,433,476	$139,194	5.72%	$2,590,189	$171,270	6.61%

Noninterest-earning assets:
Cash and due from banks	$42,743			$45,870			$51,181
Premises and equipment	80,556			83,478			83,411
Other, less allowance for loan losses	202,649			219,831			231,499

Total noninterest-earning assets	$325,948			$349,179			$366,091

Total assets	$2,511,446			$2,782,655			$2,956,280

[1]	Average loan balances exclude nonaccrual loans.

[2]	Installment loans are stated net of unearned income.

[3]	The average balance of and the related yield associated with securities available for sale is based on the cost of such securities.

[4]
Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

	2010			2009			2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-bearing liabilities:
Deposits
Savings, interest checking, and money market accounts	$980,878	$9,924	1.01%	$784,135	$10,078	1.29%	$645,636	$9,588	1.49%
Time deposits	841,458	18,510	2.20%	1,166,640	35,690	3.06%	1,317,362	48,502	3.68%

Total deposits	$1,822,336	$28,434	1.56%	$1,950,775	$45,768	2.35%	$1,962,998	$58,090	2.96%

Securities sold under repurchase agreements and short-term borrowings	22,338	22	0.10%	28,049	29	0.10%	106,309	2,111	1.99%
Subordinated debentures	88,662	1,980	2.23%	88,662	2,577	2.91%	88,662	4,555	5.14%
FHLB advances and notes payable	171,229	6,835	3.99%	221,282	9,557	4.32%	254,154	10,735	4.22%

Total interest-bearing liabilities	$2,104,565	$37,271	1.77%	$2,288,768	$57,931	2.53%	$2,412,123	$75,491	3.13%

Noninterest bearing liabilities:
Demand deposits	$166,814			$162,765			$187,058

Other liabilities	17,854			22,477			24,832

Total non-interest- bearing liabilities	$184,668			$185,242			$211,890

Shareholders’ equity	222,213			308,645			332,267

Total liabilities and shareholders’ equity	$2,511,446			$2,782,655			$2,956,280

Net interest income		$84,328			$81,263			$95,799

Margin analysis:
Interest rate spread			3.79%			3.19%			3.48%

Net yield on interest-earning assets (net interest margin)			3.86%			3.34%			3.70%

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

	2010 vs. 2009				2009 vs. 2008
			Rate/	Total			Rate/	Total
	Volume	Rate	Volume	Change	Volume	Rate	Volume	Change
Interest income:
Loans, net of unearned income	$(16,177)	$792	$(99)	$(15,484)	$(13,729)	$(13,909)	$1,227	$(26,411)
Investment securities:
Taxable	(376)	(1,826)	104	(2,098)	(4,645)	(1,713)	623	(5,735)
Tax-exempt	(53)	25	1	(27)	(66)	9	—	(57)
FHLB and other stock, at cost	(5)	(38)	—	(43)	13	(88)	1	(74)
Other short-term investments	59	—	—	59	1,272	(127)	(944)	201

Total interest income	(16,552)	(1,047)	6	(17,593)	(17,155)	(15,828)	907	(32,076)

Interest Expense:
Savings, interest checking, and money market accounts	2,529	(2,145)	(539)	(155)	2,128	(1,347)	(291)	490
Time deposits	(9,948)	(10,027)	2,795	(17,180)	(5,549)	(8,201)	938	(12,812)
Short-term borrowings	(6)	(1)	—	(7)	(1,671)	(1,379)	968	(2,082)
Subordinated debentures	—	(597)	—	(597)	—	(1,978)	—	(1,978)
Notes payable	(2,162)	(724)	164	(2,722)	(1,389)	242	(31)	(1,178)

Total interest expense	(9,587)	(13,494)	2,420	(20,661)	(6,481)	(12,663)	1,584	(17,560)

Net interest income	$(6,965)	$12,447	$(2,414)	$3,068	$(10,674)	$(3,165)	$(677)	$(14,516)

At December 31, 2010, loans outstanding, net of unearned income, were $1,745,378 compared to $2,043,807 at 2009 year end. The decrease is primarily due to weak loan demand resulting from the continued economic pressures experienced within our markets throughout 2010, loan foreclosures resulting in loan balances being transferred to OREO and repossessed assets and increased loan charge-offs. Average outstanding loans, net of unearned interest, for 2010 were $1,833,865, a decrease of 13% from the 2009 average of $2,096,181. Average outstanding loans for 2008 were $2,298,905.
Average investment securities for 2010 were $180,681 compared to $189,377 in 2009 and $273,343 in 2008. The decreases of $8,696 and $83,966, or 5% and 31%, from 2009 to 2010 and 2008 to 2009 primarily reflect the elimination of excess liquidity in the balance sheet through de-levering. In 2010, the average yield on investments was 4.08%, a decrease from the 5.04% yield in 2009 and from the 5.64% yield in 2008. The declining investment yields since 2008 represent the reinvestment of proceeds of maturing securities in a lower interest rate environment. Fully taxable equivalent income provided by the investment portfolio in 2010 was $7,376 as compared to $9,546 in 2009 and $15,412 in 2008.

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
The Bank’s loan loss allowance is increased or decreased based on management’s assessment of the overall risk of its loan portfolio. A portion of the allowance may be allocated to specific loans reflecting unusual circumstances.
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
The Company’s provision for loan losses increased for the year 2010 by $20,861 to $71,107 from $50,246 in 2009 while the total loan loss reserve increased from $50,161 at December 31, 2009 to $66,830 at December 31, 2010. The impact of the continuing challenging economic environment, elevated net charge-offs and increased non-performing assets were the primary reasons for the increase in provision expense in 2010. Net charge-offs were $54,438 in 2010 compared with net charge-offs of $48,896 in 2009 and $38,110 in 2008. Management continually evaluates the existing portfolio in light of loan concentrations, current general economic conditions and economic trends. On a monthly basis, the Company undertakes an extensive review of every loan in excess of $1 million that is adversely risk graded and every loan regardless of amount graded substandard.
Appraisals received by the Company during the second half of 2010 on existing OREO and targeted loans reflected further significant deterioration in the value of the underlying properties from the prior year, which along with the deterioration of previously performing relationships, triggered increased charge-offs during this period of time. Management believes that the economic slowdown in the Company’s markets occurring throughout 2008, 2009 and 2010 will continue into at least the first half of 2011. Based on its evaluation of the allowance for loan loss calculation and review of the loan portfolio, management believes the allowance for loan losses is adequate at December 31, 2010. However, the provision for loan losses could further increase throughout 2011 if the general economic trends continue to weaken or the residential real estate markets in Nashville or Knoxville or the financial conditions of borrowers deteriorate beyond management’s current expectations.

The ratio of nonperforming assets to total assets reached 8.56% at December 31, 2010 compared with 5.07% at December 31, 2009 and 2.61% at December 31, 2008 reflecting not only the challenging economic environment but also the rise in non-performing asset levels combined with a shrinking Balance Sheet. Total nonperforming assets increased to $205,914 in 2010 from $132,726 in 2009 from $76,806 at year-end 2008. Nonaccrual loans, included in non-performing assets, increased to $143,707 as of December 31, 2010 compared to $75,411 at December 31, 2009 and $30,926 at December 31, 2008. Further reflecting the economic downturn, OREO and repossessed assets increased from $45,371 at the end of 2008 to $57,168 at year-end 2009 and $60,095 at December 31, 2010. Management believes that, based upon recent appraisals, these assets have been appropriately written down based on current economic conditions. The recorded investment of impaired loans, which include substandard loans as well as nonaccrual loans, increased from $47,215 at December 31, 2008 to $115,238 at December 31, 2009 and $185,991 at December 31, 2010. The related allowance on the investment of impaired loans also increased from $2,651 at December 31, 2008 to $5,737 at December 31, 2009 and $24,834 at December 31, 2010. The Company records a risk allocation allowance for loan losses on impaired loans where the risk of loss is deemed to be probable and the amount can be reasonably estimated. Further, the Company specifically records additional allowance amounts for individual loans when the circumstances so warrant. For further discussion of nonperforming assets as it relates to foreclosed real estate and impaired loans, see “ITEM 1. Business — Lending Activities — Past Due, Special Mention, Classified and Nonaccrual Loans” located above.
To further manage its credit risk on loans, the Company maintains a “watch list” of loans that, although currently performing, have characteristics that require closer supervision by management. At December 31, 2010 “watch list” loans totaled $88,130 declining from $212,288 identified at year end 2009. At December 31, 2008 “watch list” loans totaled $182,984. If, and when, conditions are identified that would require additional loan loss reserves to be established due to potential losses inherent in these loans, action would then be taken.
Non-interest Income. The generation of non-interest income, which is income that is not related to interest-earning assets and consists primarily of service charges, commissions and fees, has become more important as increases in levels of interest-bearing deposits and other liabilities continually challenge interest rate spreads.
Total non-interest income for 2010 increased slightly to $32,544 compared to $31,578 in 2009 and declined modestly from $33,614 in 2008. The largest components of non-interest income are service charges on deposit accounts, which totaled $24,179 in 2010, $23,738 in 2009 and $23,176 in 2008. The increase in total non-interest income in 2010 primarily reflects higher service charges on deposit accounts, trust and investment services income and lower other-than-temporary impairment charges on investments. The decrease in total non-interest income from 2008 to 2009 reflected a reduction in net securities gains of $2,222 to $439 in 2009 from $2,661 in 2008. This decrease is a result of lower realized gains on the sale of securities of $1,415 in 2009 compared to $2,661 in 2008 coupled with additional charges taken in 2009 of $976 for other-than-temporary impairment on certain investment portfolio securities. Deposit service charges are fees generated from the higher volume of deposit-related products, specifically fees associated with the continued success of the Bank’s High Performance Checking Program. From the inception of this new product during the first quarter of 2005, the Company experienced “net” new checking account growth of 7,665 in 2005 to net new checking account growth of 14,269 during 2010.
Non-interest Expense. Control of non-interest expense also is an important aspect in generating earnings. Non-interest expense includes, among other expenses, personnel, occupancy, goodwill impairment charges, write downs and net losses from the sales on OREO and expenses such as data processing, printing and supplies, legal and professional fees, postage and FDIC assessments. Total non-interest expense was $110,815 in 2010 compared to $229,587 in 2009 and $85,837 in 2008. The decline in 2010 of $118,772 from 2009 principally reflects the one-time non-cash charge taken for goodwill impairment of $143,389. During 2010, the Company incurred $29,895 in costs associated with losses and revaluations on OREO properties held for sale compared with $8,156 incurred in 2009 and $7,028 in 2008.
Employee compensation and employee benefit costs are the primary element of the Company’s non-interest expenses, excluding the one-time, non-cash write-off of goodwill in 2009. For the years ended December 31, 2010 and 2009, compensation and benefits represented $35,368, or 32% and $34,446, or 40% (excluding the goodwill impairment charge of $143,389 — see “ITEM 6 — GAAP Reconciliation and Management Explanations of Non-GAAP Financial Measures” above for more information), respectively, of total non-interest expense. Including Bank branches and non-Bank office locations, the Company had 65 locations at December 31, 2010 and 2009, and the number of full-time equivalent employees totaled 730 at December 31, 2010 and 716 at December 31, 2009.

Income Taxes. The Company’s effective income tax rate (benefit) was 22.7% in 2010 compared to (10.2%) in 2009 and (46.4%) in 2008. The effective tax rate for the year ended December 31, 2010 was significantly impacted by the DTA valuation allowance of $43,455. A valuation allowance is recognized for a net DTA if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire DTA will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, the Company entered into a three-year cumulative pre-tax loss position (excluding the goodwill impairment charge recognized in the second quarter of 2009) as of June 30, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome.
The Company’s estimate of the realization of its net DTA was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years, and tax planning strategies.
Changes in Financial Condition
Total assets at December 31, 2010 were $2,406,040 compared with $2,619,139 at December 31, 2009 a decrease of $213,099. Major changes in the balance sheet categories reflect a decline in loan balances of $298,429 from the prior year comprised of loan charge-offs of $54,438 and transfers to foreclosures of $54,613 accompanied with a decline in lending associated with the current challenging conditions in the economy. These decreases were offset by an increase of $83,720 in cash and cash equivalents and interest earning deposits in banks. Average assets for 2010 also decreased to $2,511,446, a reduction of $271,209, or 10%, from the average asset balance of $2,782,655 for 2009. This decrease in average assets was also due primarily to the items mentioned previously. The Company’s return on average assets was (3.41%) in 2010 and (5.59%) in 2009, principally as a result of significant provisioning expense and OREO expenses in 2010 and the goodwill impairment charge in 2009.
Total assets at December 31, 2009 were $2,619,139, a decrease of $325,532 from total assets of $2,944,671 at December 31, 2008. Major changes in the balance sheet categories reflect a decline in loan balances of $179,583 from the prior year comprised of loan charge-offs of $48,896 and transfers to foreclosures of $75,545 accompanied with a decline in lending associated with recessionary conditions in the economy. An increase of $23,136 in cash and cash equivalents from year-end 2008 was driven principally by the deleveraging of the balance sheet through reducing investment portfolio holdings, partially offset by liquidating borrowed funds. Average assets for 2009 declined to $2,782,655 from $2,956,280 in 2008, a decrease of $173,625. This decrease in average assets was due primarily to the decline in average loan volume of $202,724.
Earning assets consist of loans, investment securities and short-term investments that earn interest. Average earning assets during 2010 were $2,185,498 compared with $2,433,476 in 2009, a decrease of 10%. The decrease in average earnings assets was due primarily to the reduction of loan and investment securities balances throughout 2010 as the Company de-levered the Balance Sheet plus the general decline in demand for loans associated with challenging conditions in the economy.
Nonperforming loans include nonaccrual loans and loans past due 90 days and still on accrual. The Company has a policy of placing loans 90 days delinquent in nonaccrual status and charging them off at 120 days past due. Other loans past due that are well secured and in the process of collection continue to be carried on the Company’s balance sheet. For further information, see Notes 1 and 3 of the Notes to Consolidated Financial Statements. The Company has aggressive collection practices in which senior management is significantly and directly involved.
The Company maintains an investment portfolio to primarily cover pledging requirements for deposits and borrowings and secondarily as a source of liquidity while modestly adding to earnings. Investments at December 31, 2010 had an amortized cost of $200,824 and a market value of $202,469 compared with investments at December 31, 2009 which had an amortized cost of $148,040 and a market value of $148,362. As excess balance sheet liquidity continued to build throughout 2010, the Company increased its investment portfolio accordingly. The Company invests principally in callable federal agency securities. These callable federal agency securities will provide a higher yield than non-callable securities with similar maturities. The primary risk involved in callable securities is that they may be called prior to maturity and the call proceeds received would be re-invested at lower yields. In 2010, the Company purchased $137,297 of callable federal agency securities, which have a high likelihood of being called on the first call date, $31,538 of collateralized mortgage obligations, and $2,985 of mortgage-backed securities. Also in 2010, the Company received $9,095 from the pay down of collateralized mortgage obligations, $2,233 from the pay down of mortgage-backed securities, $105,890 on the maturity or call of various U.S. agency securities, and $1,025 from the maturity or call of municipal securities.

The Company’s deposits totaled $1,976,854 at December 31, 2010, which represents a decrease of $107,242, or 5%, from $2,084,096 at December 31, 2009. Non-interest bearing demand deposit balances declined to $152,752 at December 31, 2010 from $177,602 at December 31, 2009. The decrease in total deposits was due primarily to the reduction of $83,155 in Certificates of Deposits in excess of $100,000. Average interest-bearing deposits decreased $128,439, or 7%, to $1,822,336 from $1,950,775 at December 31, 2009. In 2009, average interest-bearing deposits decreased $12,223, or 1%, to $1,950,775 from $1,962,998 at December 31, 2008.
Interest paid on deposits in 2010 was $28,434 at an effective rate of 1.56% compared with $45,768 in 2009 at an average cost of 2.35% as market interest rates declined throughout 2010. In 2008, interest of $58,090 was paid at a cost of 2.96% on average deposits of $1,962,998.
Liquidity and Capital Resources
Liquidity. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s primary source of liquidity is dividends paid by the Bank. Applicable Tennessee statutes and regulations impose restrictions on the amount of dividends that may be declared by the Bank. Under Tennessee law, the Bank can only pay dividends to the Company in an amount equal to or less than the total amount of its net income for that year combined with retained net income for the preceding two years. Payment of dividends in excess of this amount requires the consent of the Commissioner of the Tennessee Department of Financial Institutions (“TDFI”), FDIC, and the Federal Reserve Bank of Atlanta (“FRB-Atlanta”). Further, any dividend payments are subject to the continuing ability of the Bank to maintain compliance with minimum federal regulatory capital requirements, or any higher requirements that the Bank may be subject to, (like those that the Bank has informally committed to the TDFI and FDIC that it will maintain), and to retain its characterization under federal regulations as a “well-capitalized” institution. Because of the Bank’s losses in 2009 and 2010, dividends from the Bank to the Company, including funds for payment of dividends on preferred stock and trust preferred, including the preferred stock issued to the U.S. Treasury, and interest on trust preferred securities to the extent that the Company does not have sufficient cash available at the holding company level, will require prior approval of the TDFI, FDIC and FRB.
Supervisory guidance from the FRB indicates that bank holding companies that are experiencing financial difficulties generally should eliminate, reduce or defer dividends on Tier 1 capital instruments including trust preferred securities, preferred stock or common stock, if the holding company needs to conserve capital for safe and sound operation and to serve as a source of strength to its subsidiaries. The Company has informally committed to the FRB that it will not (1) declare or pay dividends on the Company’s common or preferred stock, including the preferred shares owned by the U.S. Treasury (2) make any distributions on subordinated debentures or trust preferred securities or (3) incur any additional indebtedness without in each case, the prior written approval of the FRB. On November 9, 2010, following consultation with the FRB-Atlanta, the Company notified the U.S. Treasury that the Company was suspending the payment of regular quarterly cash dividends on the Series A preferred stock issued to the U.S. Treasury. The dividends, which are cumulative, will continue to be accrued for payment in the future and reported as a preferred dividend requirement that is deducted from net income for financial statement purposes. Additionally, following consultation with the FRB-Atlanta, the Company has exercised its rights to defer regularly scheduled interest payments on all of its issues of junior subordinated notes having an outstanding principal amount of $88.6 million, relating to outstanding trust preferred securities (“TRUPs”). In addition, the Company maintains borrowing availability with the FHLB which was fully utilized at December 31, 2010. The Company also maintains federal funds lines of credit totaling $70,000 at four correspondent banks of which $70,000 was available at December 31, 2010, and $10,000 of the federal funds lines of credit is secured by cash on deposit. The Company believes it has sufficient liquidity to satisfy its current operating needs.
In 2010, operating activities of the Company provided $44,842 of cash flows. Cash flows from operating activities were positively affected by various non-cash items, including (i) $71,107 in provision for loan losses, (ii) $7,152 of depreciation and amortization, (iii) $29,895 net loss on OREO and repossessed assets, and (iv) $26,739 in deferred tax expense. This was offset in part by (i) a net loss of $80,695, (ii) a decrease in other assets of $4,139 and (iii) a reduction in accrued interest payable and other liabilities of $5,505. In addition, cash flows from operating activities were increased by the proceeds from the sale of held-for-sale loans of $47,881, offset by cash used to originate held-for-sale loans of $46,994.

Investing activities, including lending, provided $167,213 of the Company’s cash flows in 2010. Cash flows from investing activities increased from (i) the sale of OREO in the amount of $16,136, (ii) the net decrease in interest-bearing deposits with banks of $11,000 and (iii) the net decrease in loans of $195,847. Investments from the purchase of securities in excess of maturities from securities available for sale over in the amount of $53,414 and premises and equipment of $1,551 in 2010 reduced cash provided from investing activities.
Net cash flows of $128,335 were used by financing activities. The financing cash flow activity in 2010 with respect to notes payable reflected a repayment of funds in the amount of $13,346 and a repayment of funds of $57,350 during 2009. The Company elected to repay FHLB advances by the overall contraction of the balance sheet. In addition, federal funds purchased and repurchase agreements were reduced by $5,036 during 2009. Cash flows used by the net change in total deposits reduced deposits by $107,242, as the continued to reduce the size of the balance sheet. The Company’s cash flow from financing activities was also decreased by the Company’s dividend payments during 2010 of $2,711 on preferred stock.
Capital Resources. The Company’s regulatory capital position is reflected in its shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of the Company’s net worth, soundness and viability. The Company’s capital continued to exceed the regulatory definition of a “well capitalized” financial institution at December 31, 2010, but fell below the levels that the Bank informally committed to the TDFI and FDIC that it would maintain. Management believes the capital base of the Company allows it to consider business opportunities while maintaining the level of resources deemed appropriate by management of the Company to address business risks inherent in the Company’s daily operations.
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

During 2007 the FRB issued regulations which allow continued inclusion of outstanding and prospective issuances of trust preferred securities as Tier 1 capital subject to stricter quantitative and qualitative limits than allowed under prior regulations. The new limits will phase in over a five-year transition period and would permit the Company’s trust preferred securities, including those obligations assumed in the CVBG acquisition, to continue to be treated as Tier 1 capital. Under the Dodd-Frank Act, the Company’s trust preferred securities should continue to qualify as Tier I capital.
The Company’s ability to repurchase the trust preferred securities or pay dividends on the trust preferred securities, may be limited as a result of the Company’s participation in the CPP, as described above and is limited by the informal commitment the Company made to the FRB-Atlanta in 2010, also as described above.
Shareholders’ equity on December 31, 2010 was $143,897, a decrease of $82,872, or 37%, from $226,769 on December 31, 2009. The decrease in shareholders’ equity was primarily driven by the net loss available to common shareholders of $85,696 in 2010.
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
Risk-based capital regulations adopted by the FRB and the FDIC require both bank holding companies and banks to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure “Tier 1” capital (consisting of stockholders’ equity and trust preferred securities, less goodwill) and total capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital. At December 31, 2010, the Company and the Bank each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements. In light of declining asset quality and earnings in 2010, the Bank informally committed to the TDFI and the FDIC that, among other things, it would maintain a Tier 1 leverage ratio (Tier 1 Capital to Average Assets) of at least 10% and Total risk-based capital ratio (Total Capital to Risk Weighted Assets) of at least 14%.

As reflected in the table below, the Bank did not satisfy these higher ratio requirements at December 31, 2010. Actual capital levels and minimum levels (in millions) were:

					Minimum Amounts
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Actual	Ratio (%)	Actual	Ratio (%)	Actual	Ratio (%)
2010
Total Capital (to Risk Weighted Assets)
Consolidated	$239.7	13.2	$145.2	8.0	$181.6	10.0
Bank	239.6	13.2	145.0	8.0	181.3	10.0
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$216.5	11.9	$72.6	4.0	$108.9	6.0
Bank	216.4	11.9	72.5	4.0	108.8	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$216.5	8.9	$97.6	4.0	$122.0	5.0
Bank	216.4	8.9	97.5	4.0	121.8	5.0

2009
Total Capital (to Risk Weighted Assets)
Consolidated	$318.5	14.9	$171.0	8.0	$213.8	10.0
Bank	317.4	14.9	170.7	8.0	213.4	10.0
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$291.5	13.6	$85.5	4.0	$128.3	6.0
Bank	290.4	13.6	85.4	4.0	128.0	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$291.5	10.7	$108.6	4.0	$135.8	5.0
Bank	290.4	10.7	108.6	4.0	135.7	5.0
Off-Balance Sheet Arrangements
At December 31, 2010, the Company had outstanding unused lines of credit and standby letters of credit totaling $227,647 and unfunded loan commitments outstanding of $6,291. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate federal funds sold or securities available-for-sale or, on a short-term basis, to borrow or purchase federal funds from other financial institutions. At December 31, 2010, the Company had accommodations with upstream correspondent banks for unsecured federal funds lines. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about the Company’s commitments as of December 31, 2010, which by their terms has contractual maturity dates subsequent to December 31, 2010:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total

Commitments to make loans — fixed	$3,827	$—	$—	$—	$3,827
Commitments to make loans — variable	2,464	—	—	—	2,464
Unused lines of credit	101,145	14,460	13,457	72,911	201,973
Letters of credit	17,632	8,042	—	—	25,674

Total	$125,068	$22,502	$13,457	$72,911	$233,938

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
The Company’s current guidelines for interest rate risk management call for preventive measures if a gradual 200 basis point increase or decrease in short-term rates over the next 12 months would affect net interest income over the same period by more than 18.5%. The Company has been operating well within the guidelines. As of December 31, 2010 and 2009, based on the results of the independent consulting firm’s simulation model, the Company could expect net interest income to increase by approximately 6.31% and 12.75%, respectively, if short-term interest rates immediately increase by 200 basis points. Conversely, if short-term interest rates immediately decrease by 200 basis points, net interest income could be expected to decrease by approximately 5.40% and 14.20%, respectively.
The scenario described above, in which net interest income increases when interest rates increase and decreases when interest rates decline, is typically referred to as being “asset sensitive” because interest-earning assets exceed interest-bearing liabilities. At December 31, 2010, approximately 43% of the Company’s gross loans had adjustable rates. While management believes, based on its asset/liability modeling, that the Company is liability sensitive as measured over the one year time horizon, it also believes that a rapid, significant and prolonged increase or decrease in rates could have a substantial adverse impact on the Company’s net interest margin.
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

The Company’s current guidelines for risk management call for preventive measures if an immediate 200 basis point increase or decrease in interest rates would reduce the economic value of equity by more than 23%. The Company operated well within the upper guideline but did not operate within the lower guideline for this ratio as of December 31, 2010. As of December 31, 2010 and 2009, based on the results of an independent national consulting firm’s simulation model and reviewed by a separate independent national consulting firm, the Company could expect its economic value of equity to increase by approximately 16.71% and 10.48%, respectively, if short-term interest rates immediately increased by 200 basis points. Conversely, if short-term interest rates immediately decrease by 200 basis points, economic value of equity could be expected to decrease by approximately 27.85% and 21.94%, at December 31, 2010 and 2009, respectively. The down 200 basis point scenario came in below the Company’s minimum operating guideline of 23% as a result of loan transfers to OREO and non-accrual status thus reducing the impact of the down 200 basis point scenario from the asset side of our balance sheet.
Disclosure of Contractual Obligations
In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes the Company’s significant fixed and determinable contractual obligations as of December 31, 2010:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total

Certificate of deposits	$531,829	$192,743	$55,068	$3,446	$783,086
Repurchase agreements	19,413	—	—	—	19,413
FHLB advances and notes payable	15,288	65,566	30,605	47,194	158,653
Subordinated debentures	—	—	—	88,662	88,662
Operating lease obligations	1,243	2,294	1,226	734	5,497
Deferred compensation	1,543	—	256	475	2,274
Purchase obligations	1,611	—	—	—	1,611

Total	$570,927	$260,603	$87,155	$140,511	$1,059,196

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
FASB — ASU — 2010-20 — “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” The new standard governing the disclosures associated with credit quality and the allowance for loan losses. This standard requires additional disclosures related to the allowance for loan loss with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality. Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators, and troubled debt restructures with its effect on the allowance for loan loss. The provisions of this standard were effective for interim and annual periods ending on or after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations, but did increase the amount and quality of the credit disclosures in the notes to the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth on pages 52 through 54 of Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Asset/Liability Management” is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
As a result of management’s evaluation of the Company’s internal controls over financial reporting, management identified deficiencies, that when evaluated in combination, lead to the determination that there is a reasonable possibility that the Company’s internal controls could fail to prevent or detect a material misstatement on a timely basis as of December 31, 2010. Accordingly, as a result of this material weakness, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010. This material weakness relates to controls surrounding the valuation, documentation and review of impaired loans and other real estate owned at December 31, 2010. As a result of this material weakness, management has adopted a specific action plan to address these deficiencies in internal controls which are discussed in more detail below in Item 9A. Controls and Procedures.
The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting. That report appears on pages 57 and 58 of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BOARD OF DIRECTORS AND SHAREHOLDERS
GREEN BANKSHARES, INC.
We have audited Green Bankshares, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A combination of deficiencies noted as of December 31, 2010 give rise to the following material weakness which is included in management’s assessment. As of December 31, 2010, the Company did not have adequate internal controls surrounding the valuation, documentation and review of impaired loans and other real estate owned. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2010 consolidated financial statements, and this report does not affect our report dated March 15, 2011 on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Green Bankshares, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Green Bankshares, Inc. and subsidiaries as of December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010, and our report dated March 15, 2011, expressed an unqualified opinion on those consolidated financial statements. Our report on the consolidated financial statements referred to above refers to the adoption of a new accounting standard in relation to accounting for other-than-temporary impairments of debt securities in 2009.
/s/ Dixon Hughes PLLC
Atlanta, Georgia
March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BOARD OF DIRECTORS AND SHAREHOLDERS
GREEN BANKSHARES, INC.
We have audited the accompanying consolidated balance sheets of Green Bankshares, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Bankshares, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
Effective January 1, 2009, the Company changed its method of accounting for other-than-temporary impairments of debt securities in connection with the adoption of revised accounting guidance issued by the Financial Accounting Standards Board.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Green Bankshares, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2011 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Dixon Hughes PLLC
Atlanta, Georgia
March 15, 2011

GREEN BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(Amounts in thousands, except share and per share data)

	2010	2009
ASSETS
Cash and due from banks	$289,358	$206,701
Federal funds sold	4,856	3,793

Cash and cash equivalents	294,214	210,494
Interest earning deposits in other banks	—	11,000
Securities available for sale	202,002	147,724
Securities held to maturity (with a market value of $467 and $638)	465	626
Loans held for sale	1,299	1,533
Loans, net of unearned interest	1,745,378	2,043,807
Allowance for loan losses	(66,830)	(50,161)
Other real estate owned and repossessed assets	60,095	57,168
Premises and equipment, net	78,794	81,818
FHLB and other stock, at cost	12,734	12,734
Cash surrender value of life insurance	31,479	30,277
Core deposit and other intangibles	6,751	9,335
Deferred tax asset (net of valuation allowance of $43,455 and $0)	2,177	13,600
Other assets	37,482	49,184

Total assets	$2,406,040	$2,619,139

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Non interest-bearing deposits	$152,752	$177,602
Interest-bearing deposits	1,822,703	1,899,910
Brokered deposits	1,399	6,584

Total deposits	1,976,854	2,084,096

Repurchase agreements	19,413	24,449
FHLB advances and notes payable	158,653	171,999
Subordinated debentures	88,662	88,662
Accrued interest payable and other liabilities	18,561	23,164

Total liabilities	$2,262,143	$2,392,370

Shareholders’ equity
Preferred stock: no par, 1,000,000 shares authorized, 72,278 shares outstanding	$68,121	$66,735
Common stock: $2 par, 20,000,000 shares authorized, 13,188,896 and 13,171,474 shares outstanding	26,378	26,343
Common stock warrants	6,934	6,934
Additional paid-in capital	188,901	188,310
Retained earnings (deficit)	(147,436)	(61,742)
Accumulated other comprehensive income (loss)	999	189

Total shareholders’ equity	143,897	226,769

Total liabilities and shareholders’ equity	$2,406,040	$2,619,139

See accompanying notes.

GREEN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2010, 2009 and 2008
(Amounts in thousands, except share and per share data)

	2010	2009	2008
Interest income
Interest and fees on loans	$113,721	$129,212	$155,627
Taxable securities	4,938	7,035	12,770
Nontaxable securities	1,241	1,260	1,297
FHLB and other stock	530	573	647
Federal funds sold and other	434	376	175

Total interest income	120,864	138,456	170,516

Interest expense
Deposits	28,434	45,768	58,090
Federal funds purchased and repurchase agreements	22	29	2,111
FHLB advances and notes payable	6,835	9,557	10,735
Subordinated debentures	1,980	2,577	4,555

Total interest expense	37,271	57,931	75,491

Net interest income	83,593	80,525	95,025

Provision for loan losses	71,107	50,246	52,810

Net interest income after provision for loan losses	12,486	30,279	42,215

Non-interest income
Service charges on deposit accounts	24,179	23,738	23,176
Other charges and fees	1,791	1,999	2,192
Trust and investment services income	2,842	1,977	1,878
Mortgage banking income	703	383	804
Other income	3,122	3,042	2,903
Securities gains (losses), net
Realized gains	—	1,415	2,661
Other-than-temporary impairment	(553)	(1,678)	—
Less non-credit portion recognized in other comprehensive income	460	702	—

Total securities gains (loss), net	(93)	439	2,661

Total non-interest income	32,544	31,578	33,614

Non-interest expense
Employee compensation	31,990	30,611	33,615
Employee benefits	3,378	3,835	4,788
Occupancy expense	6,908	6,956	6,900
Equipment expense	2,846	3,092	3,555
Computer hardware/software expense	3,523	2,816	2,752
Professional services	2,777	2,108	2,069
Advertising	2,388	1,894	3,538
OREO maintenance expense	2,324	1,222	825
Collection and repossession expense	3,228	3,131	1,109
Loss on OREO and repossessed assets	29,895	8,156	7,028
FDIC insurance	4,155	4,960	1,631
Core deposit and other intangibles amortization	2,584	2,750	2,602
Goodwill impairment	—	143,389	—
Other expenses	14,819	14,667	15,425

Total non-interest expense	110,815	229,587	85,837

Income (loss) before income taxes	(65,785)	(167,730)	(10,008)

Provision (benefit) for income taxes	14,910	(17,036)	(4,648)

Net income (loss)	(80,695)	(150,694)	(5,360)

Preferred stock dividends and accretion of discount	5,001	4,982	92

Net income (loss) available to common shareholders	$(85,696)	$(155,676)	$(5,452)

Earnings (loss) per common share:
Basic	$(6.54)	$(11.91)	$(0.42)
Diluted	(6.54)	(11.91)	(0.42)
See accompanying notes.

GREEN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2010, 2009 and 2008
(Amounts in thousands, except share and per share data)

				Warrants			Accumulated
				For	Additional	Retained	Other	Total
	Preferred	Common Stock		Common	Paid-in	Earnings	Comprehensive	Shareholders’
	Stock	Shares	Amount	Stock	Capital	(Deficit)	Income (Loss)	Equity
Balance, January 1, 2008	—	12,931,015	25,862	—	185,170	109,938	1,507	322,477

Preferred stock transactions:
Issuance of 72,278 shares of preferred stock	72,278	—	—	—	—	—	—	72,278
Discount associated with 635,504 common stock warrants issued with preferred stock	(6,934)	—	—	6,934	—	—	—	—
Accretion of preferred stock discount	2	—	—	—	—	(2)	—	—
Preferred stock dividends accrued	—	—	—	—	—	(90)	—	(90)
Common stock transactions:
Exercise of shares under stock option plan	—	9,759	19	—	201	—	—	220
Common stock exchanged for exercised stock options	—	(7,991)	(16)	—	(93)	—	—	(109)
Issuance of restricted common shares	—	60,907	122	—	(122)	—	—	—
Stock dividend	—	118,997	238	—	1,822	(2,060)	—	—
Compensation expense:
Stock options	—	—	—	—	456		—	456
Restricted stock	—	—	—	—	303		—	303
Stock option tax benefit	—	—	—	—	5	—	—	5
Dividends paid ($.52 per share)	—	—	—	—	—	(6,779)	—	(6,779)
Comprehensive loss:
Net loss	—	—	—	—	—	(5,360)	—	(5,360)
Change in unrealized losses, net of reclassification and taxes	—	—	—	—	—	—	(2,170)	(2,170)

Total comprehensive loss								(7,530)

Balance, December 31, 2008	65,346	13,112,687	26,225	6,934	187,742	95,647	(663)	381,231

Preferred stock transactions:
Accretion of preferred stock discount	1,389	—	—	—	—	(1,389)	—	—
Preferred stock dividends	—	—	—	—	—	(3,593)	—	(3,593)
Common stock transactions:
Issuance of restricted common shares	—	58,787	118	—	(118)	—	—	—
Compensation expense:
Stock options	—	—	—	—	387	—	—	387
Restricted stock	—	—	—	—	299	—	—	299
Dividends paid ($.13 per share)	—	—	—	—	—	(1,713)	—	(1,713)
Comprehensive loss:
Net loss	—	—	—	—	—	(150,694)	—	(150,694)
Change in unrealized gains, net of reclassification and taxes	—	—	—	—	—	—	852	852

Total comprehensive loss								(149,842)

Balance, December 31, 2009	$66,735	13,171,474	$26,343	$6,934	$188,310	$(61,742)	$189	$226,769

Preferred stock transactions:
Accretion of preferred stock discount	1,386	—	—	—	—	(1,386)	—	—
Preferred stock dividends	—	—	—	—	—	(3,613)	—	(3,613)
Common stock transactions:
Issuance of restricted common shares	—	17,422	35	—	(35)	—	—	—
Compensation expense:
Stock options	—	—	—	—	295	—	—	295
Restricted stock	—	—	—	—	331	—	—	331
Comprehensive loss:
Net loss	—	—	—	—	—	(80,695)	—	(80,695)
Change in unrealized gains, net of reclassification and taxes	—	—	—	—	—	—	810	810

Total comprehensive loss								(79,885)

Balance, December 31, 2010	$68,121	13,188,896	$26,378	$6,934	$188,901	$(147,436)	$999	$143,897

See accompanying notes.

GREEN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2010, 2009 and 2008
(Amounts in thousands)

	2010	2009	2008
Cash flows from operating activities
Net loss	$(80,695)	$(150,694)	$(5,360)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for loan losses	71,107	50,246	52,810
Impairment of goodwill	—	143,389	—
Depreciation and amortization	7,152	7,117	7,030
Security amortization and accretion, net	538	73	(983)
Write down of investments and other securities for impairment	93	1,272	174
(Gain) loss on sale of securities	—	(1,415)	(2,661)
FHLB stock dividends	—	—	(464)
Net gain on sale of mortgage loans	(653)	(264)	(573)
Originations of mortgage loans held for sale	(46,994)	(43,879)	(49,501)
Proceeds from sales of mortgage loans	47,881	43,050	51,962
Increase in cash surrender value of life insurance	(1,202)	(1,125)	(1,073)
Gain from settlement of life insurance	—	(305)	—
Net (gains) losses from sales of fixed assets	(1)	(85)	665
Stock-based compensation expense	626	686	759
Net loss on OREO and repossessed assets	29,895	8,156	7,028
Deferred tax (benefit)	26,739	(1,654)	(4,374)
Net changes:
Other assets	(4,139)	(21,375)	78
Accrued interest payable and other liabilities	(5,505)	(3,177)	(10,875)

Net cash provided by operating activities	44,842	30,016	44,642
Cash flows from investing activities
Net change in interest-earning deposits with banks	11,000	(11,000)	—
Purchase of securities available for sale	(171,820)	(92,100)	(180,626)
Proceeds from sale of securities available for sale	—	36,266	123,701
Proceeds from maturities of securities available for sale	118,246	113,440	88,711
Proceeds from maturities of securities held to maturity	160	30	645
Purchase of FHLB stock	—	—	(417)
Net change in loans	195,847	99,111	27,754
Proceeds from settlement of life insurance	—	691	—
Proceeds from sale of other real estate	16,136	11,930	20,654
Improvements to other real estate	(813)	(307)	(1,071)
Proceeds from sale of fixed assets	8	800	58
Premises and equipment expenditures	(1,551)	(3,542)	(5,814)

Net cash provided by investing activities	167,213	155,319	73,595
Cash flows from financing activities
Net change in core deposits	(102,057)	270,162	48,589
Net change in brokered deposits	(5,185)	(370,213)	148,765
Net change in federal funds purchased and repurchase agreements	(5,036)	(10,853)	(159,223)
Tax benefit resulting from stock options	—	—	5
Proceeds from FHLB advances and notes payable	—	—	20,916
Repayment of FHLB advances and notes payable	(13,346)	(57,350)	(110,258)
Preferred stock dividends paid	(2,711)	(3,232)	—
Common stock dividends paid	—	(1,713)	(6,779)
Proceeds from issuance of preferred stock and common stock warrants	—	—	72,278
Proceeds from issuance of common stock	—	—	111

Net cash provided by (used in) financing activities	(128,335)	(173,199)	14,404

Net change in cash and cash equivalents	83,720	12,136	132,641
Cash and cash equivalents, beginning of year	210,494	198,358	65,717

Cash and cash equivalents, end of year	$294,214	$210,494	$198,358

Supplemental disclosures — cash and noncash
Interest paid	$41,875	$62,198	$77,761
Income taxes paid net of refunds	(148)	1,675	5,674
Loans converted to other real estate	54,613	75,545	37,991
Unrealized gain (loss) on available for sale securities, net of tax	810	852	(2,170)
See accompanying notes.

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The consolidated financial statements include the accounts of Green Bankshares, Inc. (the “Company”) and its wholly owned subsidiary, GreenBank (the “Bank”), and the Bank’s wholly owned subsidiaries, Superior Financial Services, Inc., GCB Acceptance Corp., Inc., Fairway Title Company, Inc, and GB Holdings, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.
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
Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions impact the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, deferred tax asset valuation, OREO valuation and fair values of financial instruments are significant items based on estimates and assumptions.
Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for loan, deposit and other borrowing transactions.
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
Investments in Equity Securities Carried at Cost: Investment in Federal Home Loan Bank (“FHLB”) stock, which is carried at cost because it can only be redeemed at par, is a required investment based on membership requirements. The Bank also carries certain other equity investments at cost, which approximates fair value.
Loans: Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs.
Interest income is reported on the interest method over the loan term. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method. Interest income includes amortization of purchase premiums or discounts on loans purchased. Premiums and discounts are amortized on the level yield-method. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Most consumer loans are charged off no later than 120 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal and interest is doubtful. Interest accrued but not collected is reversed against interest income when a loan is placed on nonaccrual status.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Interest received is recognized on the cash basis or cost recovery method until qualifying for return to accrual status. Accrual is resumed when all contractually due payments are brought current, six months of payment performance can be measured, and future payments are reasonably assured.
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
Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over an asset’s useful life on a straight-line basis. Buildings and related components have useful lives ranging from 10 to 40 years, while furniture, fixtures and equipment have useful lives ranging from 3 to 10 years. Leasehold improvements are amortized over the lesser of the life of the asset or lease term.
Mortgage Banking Activities: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. The Company controls its interest rate risk with respect to mortgage loans held for sale and loan commitments expected to close by usually entering into agreements to sell loans. The Company records loan commitments related to the origination of mortgage loans held for sale as derivative instruments. The Company’s commitments for fixed rate mortgage loans, generally last 60 to 90 days and are at market rates when initiated. The Company had $4,813 in outstanding loan commitment derivatives at December 31, 2010. The aggregate market value of mortgage loans held for sale takes into account the sales prices of such agreements. The Company also provides currently for any losses on uncovered commitments to lend or sell. The Company sells mortgage loans servicing released.
Bank Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at its cash surrender value or the amount that can be realized.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Goodwill, Core Deposit Intangibles and Other Intangible Assets: Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. During the second quarter of 2009 the Company identified impairment in its goodwill resulting from a prolonged decline in the market value of its stock price relative to book value, and took the appropriate actions. This is explained further in “Note 6 — Goodwill and Other Intangible Assets”.
Core deposit intangible assets arise from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on a straight line method over their estimated useful lives, which range from seven to 15 years and are determined by an independent consulting firm. Core deposit intangible assets are assessed at least annually for impairment and any such impairment is recognized in the period identified.
Other intangible assets consist of mortgage servicing rights (“MSR’s”). MSR’s represent the cost of acquiring the rights to service mortgage loans. MSR’s are amortized based on the principal reduction of the underlying loans. The Company is obligated to service the unpaid principal balances of these loans, which were approximately $33 million and $43 million as of December 31, 2010 and 2009, respectively. The Company pays a third party subcontractor to perform servicing and escrow functions with respect to loans sold with retained servicing. MSR’s are assessed at least annually for impairment. The Company does not intend to further pursue this line of business.
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
Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance reduces deferred tax assets to the amount expected to be realized and as of December 31, 2010 the Company had recorded a deferred tax valuation allowance of $43,455.
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
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Earnings (loss) Per Common Share: Basic earnings (loss) per common share are net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings available to common shareholders per common share includes the dilutive impact of additional potential common shares issuable under stock options, unvested restricted stock awards and stock warrants issued to the U.S. Treasury in connection with the Capital Purchase Program.
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
FASB — ASU — 2010-20 — “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The Company adopted the new standard governing the disclosures associated with credit quality and the allowance for loan losses. This standard requires additional disclosures related to the allowance for loan loss with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality. Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators, and troubled debt restructures with its effect on the allowance for loan loss. The provisions of this standard were effective for interim and annual periods ending on or after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations, but did increase the amount and quality of the credit disclosures in the notes to the consolidated financial statements.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. In the third quarter of 2010, we recognized significant losses as a result of higher costs related to loan charge-offs, coupled with losses incurred on OREO resulting from sales completed and updated property appraisals received during that quarter. As a result, various plaintiffs filed class action lawsuits, which have subsequently been consolidated into one class action, alleging, among other things, disclosure violations regarding our collateral valuations, the timing of our impairment charges and our accounting for loan charge-offs. The defense of this matter has and will continue to entail considerable cost and will be time-consuming for our management. Unfavorable outcomes in this matter could have an adverse effect on our business, financial condition, results of operations and cash flows.
Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $14,457 and $19,245 was required to meet regulatory reserve and clearing requirements at year-end 2010 and 2009. These balances do not earn interest.
Segments: Internal financial reporting is primarily reported and aggregated in five lines of business: banking, mortgage banking, consumer finance, subprime automobile lending, and title insurance. Banking accounts for 93.6% of revenues for 2010.
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
Reclassifications: Certain items in prior year financial statements have been reclassified to conform to the 2010 presentation. These reclassifications had no effect on net income or shareholders’ equity as previously reported.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 2 — SECURITIES
Securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
2010
U.S. government agencies	$84,106	$115	$(922)	$83,299
States and political subdivisions	31,192	705	(396)	31,501
Collateralized mortgage obligations	66,043	1,901	(369)	67,575
Mortgage-backed securities	17,168	815	(19)	17,964
Trust preferred securities	1,850	—	(187)	1,663

	$200,359	$3,536	$(1,893)	$202,002

2009
U.S. government agencies	$52,937	$99	$(988)	$52,048
States and political subdivisions	31,764	877	(449)	32,192
Collateralized mortgage obligations	44,018	1,281	(622)	44,677
Mortgage-backed securities	16,607	291	(6)	16,892
Trust preferred securities	2,088	—	(173)	1,915

	$147,414	$2,548	$(2,238)	$147,724

Held to Maturity
2010
States and political subdivisions	$215	$1	$—	$216
Other securities	250	1	—	251

	$465	$2	$—	$467

2009
States and political subdivisions	$251	$4	$—	$255
Other securities	375	8	—	383

	$626	$12	$—	$638

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 2 — SECURITIES (Continued)
Contractual maturities of securities at year-end 2010 are shown below. Securities not due at a single maturity date, collateralized mortgage obligations and mortgage-backed securities are shown separately.

	Available for Sale	Held to Maturity
	Fair	Carrying	Fair
	Value	Amount	Value

Due in one year or less	$979	$465	$467
Due after one year through five years	4,226	—	—
Due after five years through ten years	61,208	—	—
Due after ten years	50,050	—	—
Collateralized mortgage obligations	67,575	—	—
Mortgage-backed securities	17,964	—	—

Total maturities	$202,002	$465	$467

Gross gains of $0, $1,415 and $2,661 were recognized in 2010, 2009 and 2008, respectively, from proceeds of $0, $36,266, and $123,701, respectively, on the sale of securities available for sale.
Securities with a fair value of $135,692 and $125,005 at year-end 2010 and 2009 were pledged for public deposits and securities sold under agreements to repurchase and to the Federal Reserve Bank. The balance of pledged securities in excess of the pledging requirements was $7,983 and $9,135 at year-end 2010 and 2009, respectively.
The Company held 200 and 168 securities in its portfolio as of December 31, 2010 and 2009, respectively, and of these securities 53 and 35 had an unrealized loss. Unrealized losses on securities are due to changes in interest rates and not due to credit quality issues.
Securities with unrealized losses at year-end 2010 and 2009 not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
2010
U. S. government agencies	$65,178	$(922)	$—	$—	$65,178	$(922)
States and political subdivisions	2,488	(114)	1,659	(282)	4,147	(396)
Collateralized mortgage obligations	14,666	(266)	2,699	(104)	17,365	(370)
Mortgage-backed securities	2,821	(17)	8	(2)	2,829	(19)
Trust preferred securities	—	—	1,663	(186)	1,663	(186)

Total temporarily impaired	$85,153	$(1,319)	$6,029	$(574)	$91,182	$(1,893)

2009
U. S. government agencies	$40,959	$(988)	$—	$—	$40,959	$(988)
States and political subdivisions	2,463	(24)	3,075	(425)	5,538	(449)
Collateralized mortgage obligations	4,997	(32)	3,222	(590)	8,219	(622)
Mortgage-backed securities	2,028	(5)	11	(1)	2,039	(6)
Trust preferred securities	1,783	(122)	132	(51)	1,915	(173)

Total temporarily impaired	$52,230	$(1,171)	$6,440	$(1,067)	$58,670	$(2,238)

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
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
The Company holds a single issue trust preferred security issued by a privately held bank holding company. Based upon available but limited information we have estimated that the likelihood of collecting the security’s principal and interest payments is approximately 50%. In addition, the bank holding company deferred its interest payments beginning in the second quarter of 2009, and we have placed the security on non-accrual. The Federal Reserve Bank of St. Louis entered into an agreement with the bank holding company on October 22, 2009 which was made public on October 30, 2009. Among other provisions of the regulatory agreement, the bank holding company must strengthen its management of operations, strengthen its credit risk management practices, and submit a capital plan. As of December 31, 2010 no other communications between the bank holding company and the Federal Reserve Bank of St. Louis have been made public.
The Company valued the security by projecting estimated cash flows given the assumption of collecting approximately 50% of the security’s principal and interest and then discounting the amount back to the present value using a discount rate of 3.50% plus three month LIBOR. As of December 31, 2010, our best estimate for the three month LIBOR over the next twenty years (the remaining life of the security) is 3.17%. The difference in the present value and the carrying value of the security was the OTTI credit portion. Due to the illiquid trust preferred market for private issuers and the absence of a credible pricing source, we calculated a 15% illiquidity premium for the security to calculate the OTTI non credit portion. The security is currently booked at a fair value of $638 at December 31, 2010 and during the twelve months ended December 31, 2010 the Company recognized a write-down of $75 through non-interest income representing other-than-temporary impairment on the security.
The Company holds a private label class A21 collateralized mortgage obligation that was analyzed for the year ended December 31, 2010 with multiple stress scenarios using conservative assumptions for underlying collateral defaults, loss severity, and prepayments. The average principal at risk given the stress scenarios was calculated at 4.37%, and then analyzed using the present value of the future cash flows using the fixed rate of the security of 5.5% as the discount rate. The difference in the present value and the carrying value of the security was the OTTI credit portion. The security is currently booked at a fair value of $2,699 at December 31, 2010 and during the twelve months ended December 31, 2010 the Company recognized a write-down of $18 through non-interest income representing other-than-temporary impairment on the security.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 2 — SECURITIES (Continued)
The following table presents more detail on selective Company security holdings as of year-end 2010. These details are listed separately due to the inherent level of risk for OTTI on these securities.

						Present
		Current				Value
		Credit	Book	Fair	Unrealized	Discounted
Description	Cusip #	Rating	Value	Value	Loss	Cash Flow
Collateralized mortgage obligations
Wells Fargo — 2007 - 4 A21	94985RAW2	Caa2	$2,802	$2,699	(103)	$2,887

Trust preferred securities
West Tennessee Bancshares, Inc.	956192AA6	N/A	675	638	(37)	675
The following table presents a roll-forward of the cumulative amount of credit losses on the Company’s investment securities that have been recognized through earnings as of December 31, 2010 and 2009. Credit losses on the Company’s investment securities recognized in earnings were $93 for the year ended December 31, 2010 and $976 for the year ended December 31, 2009.

	December 31,	December 31,
	2010	2009
Beginning balance of credit losses at January 1, 2010 and 2009	$976	$—
Other-than-temporary impairment credit losses	93	976

Ending balance of cumulative credit losses recognized in earnings	$1,069	$976

NOTE 3 — LOANS
Loans at year-end by segment, net of unearned interest, were as follows:

	2010	2009	2008

Commercial real estate	$1,080,805	$1,306,398	$1,430,225
Residential real estate	378,783	392,365	397,922
Commercial	222,927	274,346	315,099
Consumer	75,498	83,382	89,733
Other	1,913	2,117	4,656
Unearned interest	(14,548)	(14,801)	(14,245)

Loans, net of unearned interest	$1,745,378	$2,043,807	$2,223,390

Allowance for loan losses	$(66,830)	$(50,161)	$(48,811)

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 3 — LOANS (Continued)
Activity in the allowance for loan losses is as follows:

	2010	2009	2008

Beginning balance	$50,161	$48,811	$34,111
Add (deduct):
Provision for loan losses	71,107	50,246	52,810
Loans charged off	(57,818)	(54,890)	(41,269)
Recoveries of loans charged off	3,380	5,994	3,159

Balance, end of year	$66,830	$50,161	$48,811

Activity in the allowance for loan losses and recorded investment in loans by segment:

	Commercial	Residential
	Real Estate	Real Estate	Commercial	Consumer	Other	Total
2010
Allowance for loan losses:
Beginning balance	$36,527	$4,350	$5,840	$3,437	$7	$50,161
Add (deduct):
Charge-offs	(48,617)	(3,102)	(3,210)	(2,889)	—	(57,818)
Recoveries	1,301	287	909	882	1	3,380
Provision	64,992	2,896	1,541	1,678	—	71,107

Ending balance	$54,203	$4,431	$5,080	$3,108	$8	$66,830

Allowance for loan losses:
Allocation for loans individually evaluated for impairment	$22,939	$1,027	$722	$146	$—	$24,834

Allocation for loans collectively evaluated for impairment	31,264	3,404	4,358	2,962	8	41,996

Ending Balance	$54,203	$4,431	$5,080	$3,108	$8	$66,830

Loans:
Ending balance: individually evaluated for impairment	170,175	8,697	6,149	970	—	185,991

Ending balance: collectively evaluated for impairment	910,630	363,506	216,778	66,470	1,913	1,559,387

Impaired loans were as follows:

	2010	2009	2008

Loans with no allowance allocated	$81,981	$89,292	$29,602
Loans with allowance allocated	$104,010	$25,946	$17,613
Amount of allowance allocated	24,834	5,737	2,651
Average impaired loan balance during the year	212,167	125,280	48,347
Interest income not recognized during impairment	1,105	558	619
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 3 — LOANS (Continued)
Impaired loans of $185,991, $115,238 and $47,215, respectively, at 2010, 2009, 2008 are shown net of amounts previously charged off of $36,574, $27,937, and 11,995, respectively. Interest income actually recognized on these loans during 2010, 2009 and 2008 was $7,470, $2,842, and $2,135, respectively.
Impaired loans by class are presented below for 2010:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Commercial Real Estate:
Speculative 1-4 Family	$72,138	$98,141	$11,830	$85,487	$2,292
Construction	56,758	69,355	8,366	63,710	2,565
Owner Occupied	13,590	14,513	851	14,119	644
Non-owner Occupied	25,824	27,561	1,823	28,786	1,375
Other	1,865	2,090	69	2,278	66
Residential Real Estate:
HELOC	2,807	2,894	346	2,603	88
Mortgage-Prime	4,539	4,722	590	4,661	209
Mortgage-Subprime	370	370	57	370	—
Other	981	1,285	34	2,419	47
Commercial	6,149	7,510	722	6,729	171
Consumer:
Prime	217	228	32	252	13
Subprime	228	228	35	228	—
Auto-Subprime	525	525	79	525	—
Other	—	—	—	—	—

Total	$185,991	$229,422	$24,834	$212,167	$7,470

The Bank manages the loan portfolio by assigning one of nine credit risk ratings based on an internal assessment of credit risk. The credit risk categories are prime, desirable, satisfactory I or pass, satisfactory II, acceptable with care, management watch, substandard, and loss.
Prime credit risk rating: Assets of this grade are the highest quality credits of the Bank. They exceed substantially all the Bank’s underwriting criteria, and provide superior protection for the Bank through the paying capacity of the borrower and value of the collateral. The Bank’s credit risk is considered to be negligible. Included in this section are well-established borrowers with significant, diversified sources of income and net worth, or borrowers with ready access to alternative financing and unquestioned ability to meet debt obligations as agreed. A loan secured by cash or other highly liquid collateral, where the Bank holds such collateral, may be assigned this grade.
Desirable credit risk rating: Assets of this grade also exceed substantially all of the Bank’s underwriting criteria; however, they may lack the consistent long-term performance of a Prime rated credit. The credit risk to the Bank is considered minimal on these assets. Paying capacity of the borrower is still very strong with favorable trends and the value of the collateral is considered more than adequate to protect the Bank. Unsecured loans to borrowers with above-average earnings, liquidity and capital may be assigned this grade.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 3 — LOANS (Continued)
Satisfactory I credit risk rating or pass credit rating: Assets of this grade conform to all of the Bank’s underwriting criteria and evidence a below-average level of credit risk. Borrower’s paying capacity is strong, with stable trends. If the borrower is a company, its earnings, liquidity and capitalization compare favorably to typical companies in its industry. The credit is well structured and serviced. Secondary sources of repayment are considered to be good. Payment history is good, and borrower consistently complies with all major covenants.
Satisfactory II credit risk rating: Assets of this grade conform to substantially all of the Bank’s underwriting criteria and evidence an average level of credit risk. However, such assets display more susceptibility to economic, technological or political changes since they lack the above-average financial strength of credits rated Satisfactory Tier I. Borrower’s repayment capacity is considered to be adequate. Credit is appropriately structured and serviced; payment history is satisfactory.
Acceptable with care credit risk rating: Assets of this grade conform to most of the Bank’s underwriting criteria and evidence an acceptable, though higher than average, level of credit risk. However, these loans have certain risk characteristics that could adversely affect the borrower’s ability to repay, given material adverse trends. Therefore, loans in this category require an above-average level of servicing or show more reliance on collateral and guaranties to preclude a loss to the Bank, should material adverse trends develop. If the borrower is a company, it earnings, liquidity and capitalization are slightly below average, when compared to its peers.
Management watch credit risk rating: Assets included in this category are currently protected but are potentially weak. These assets constitute an undue and unwarranted credit risk but do not presently expose the Bank to a sufficient degree of risk to warrant adverse classification. However, Management Watch assets do possess credit deficiencies deserving management’s close attention. If not corrected, such weaknesses or deficiencies may expose the Bank to an increased risk of loss in the future. Management Watch loans represent assets where the Bank’s ability to substantially affect the outcome has diminished to some degree, and thus it must closely monitor the situation to determine if and when a downgrade is warranted.
Substandard credit risk rating: Substandard assets are inadequately protected by the current net worth and financial capacity of the borrower or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified as Substandard.
Loss credit rating: These assets are considered uncollectible and of such little value that their continuance as assets is not warranted. This classification does not mean that an asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off a basically worthless asset even though partial recovery may be affected in the future. Losses should be taken in the period in which they are identified as uncollectible.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 3 — LOANS (Continued)
Credit quality indicators by class are presented below as of December 31, 2010:

	Speculative 1-4			Non-Owner
	Family	Construction	Owner Occupied	Occupied	Other
Commercial Real Estate Credit Exposure
Prime	$—	$—	$—	$—	$—
Desirable	—	1,573	968	177	—
Satisfactory tier I	2,836	978	38,623	56,221	4,246
Satisfactory tier II	14,010	34,239	102,383	130,850	17,999
Acceptable with care	69,902	47,093	62,198	159,216	45,597
Management Watch	27,383	15,259	5,298	26,415	2,965
Substandard	91,845	61,388	16,289	38,037	6,817
Loss	—	—	—	—	—

Total	205,976	160,530	225,759	410,916	77,624

Commercial
Commercial Credit Exposure
Prime	$1,236
Desirable	7,951
Satisfactory tier I	33,859
Satisfactory tier II	91,505
Acceptable with care	72,286
Management Watch	8,511
Substandard	7,579
Loss	—

Total	222,927

			Mortgage —
	HELOC	Mortgage	Subprime	Other
Consumer Real Estate Credit Exposure
Pass	$188,086	$131,845	$11,692	$29,833
Management Watch	1,017	317	—	—
Substandard	2,807	5,117	50	1,529

Total	191,910	137,279	11,742	31,362

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 3 — LOANS (Continued)

	Consumer —	Consumer —	Consumer Auto —
	Prime	Subprime	Subprime
Consumer Credit Exposure
Pass	$35,029	$13,093	$18,588
Management Watch	—	—	—
Substandard	217	39	474

Total	35,246	13,132	19,062

A substantial portion of commercial real estate loans are secured by real estate in markets in which the Company is located. These loans are often structured with interest reserves to fund interest costs during the construction and development period. Additionally, certain of these loans are structured with interest-only terms. A portion of the consumer mortgage and commercial real estate portfolios originated through the permanent financing of construction, acquisition and development loans. The prolonged economic downturn has negatively impacted many borrowers’ and guarantors’ ability to make payments under the terms of the loans as their liquidity has been depleted. Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes in real estate values in these areas. Continued economic distress could negatively impact additional borrowers’ and guarantors’ ability to repay their debt which will make more of the Company’s loans collateral dependent.
Age analysis of past due loans by class are presented below as of December 31, 2010:

	30-59	60-89	Greater				Recorded
	Days	Days	Than	Total		Total	Investment > 90
	Past Due	Past Due	90 Days	Past Due	Current	Loans	Days and Accruing

Commercial real estate:
Speculative 1-4 Family	$22,267	$1,777	$30,802	$54,846	$151,130	$205,976	$1,758
Construction	14,541	—	26,915	41,456	119,074	160,530	—
Owner Occupied	8,114	1,633	4,137	13,884	211,875	225,759	—
Non-owner Occupied	4,014	5,961	8,814	18,789	392,127	410,916	170
Other	116	865	1,491	2,472	75,152	77,624	18
Residential real estate:
HELOC	747	358	644	1,749	190,161	191,910	—
Mortgage-Prime	1,359	915	1,779	4,053	133,226	137,279	8
Mortgage-Subprime	100	51	98	249	11,493	11,742	—
Other	403	176	566	1,145	30,217	31,362	19
Commercial	2,422	593	3,922	6,937	215,990	222,927	92
Consumer:
Prime	315	86	108	509	34,737	35,246	29
Subprime	155	64	6	225	12,907	13,132	—
Auto-Subprime	476	166	101	743	18,319	19,062	18
Other	73	—	—	73	1,840	1,913	—

Total	55,102	12,645	79,383	147,130	1,598,248	1,745,378	2,112

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 3 — LOANS (Continued)
Non-accrual loans by class as of December 31, 2010 are presented below:

Commercial real estate:
Speculative 1-4 Family	$63,298
Construction	41,789
Owner Occupied	5,511
Non-owner Occupied	18,772
Other	1,865
Residential real estate:
HELOC	1,668
Mortgage-Prime	3,350
Mortgage-Subprime	254
Other	957
Commercial	5,813
Consumer:
Prime	130
Subprime	107
Auto-Subprime	193
Other	—

Total	143,707

Nonperforming loans at December 31 were as follows:

	2010	2009

Loans past due 90 days still on accrual	$2,112	$147
Nonaccrual loans	143,707	75,411

Total	$145,819	$75,558

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
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 3 — LOANS (Continued)
The Company may elect to formally restructure a loan due to the weakening credit status of a borrower so that the restructuring may facilitate a repayment plan that minimizes the potential losses that the Company may have to otherwise incur. At December 31, 2010, the Company had $49,537 of restructured loans of which $9,597 was classified as non-accrual and the remaining were performing. The Company had taken charge-offs of $843 on the restructured non-accrual loans as of December 31, 2010. At December 31, 2009, the Company had $16,061 of restructured loans of which $4,429 was classified as non-accrual and the remaining were performing. The Company had taken charge-offs of $1,743 on the restructured non-accrual loans as of December 31, 2009.
The aggregate amount of loans to executive officers and directors of the Company and their related interests was approximately $7,848 and $4,936 at year-end 2010 and 2009, respectively. During 2010 and 2009, new loans aggregating approximately $22,124 and $10,545, respectively, and amounts collected of approximately $19,212 and $23,964, respectively, were transacted with such parties.
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
December 31, 2010, 2009 and 2008
NOTE 4 — FAIR VALUE DISCLOSURES (continued)
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
Impaired Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with GAAP. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2010, substantially all of the impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
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
December 31, 2010, 2009 and 2008
NOTE 4 — FAIR VALUE DISCLOSURES (continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Below is a table that presents information about certain assets and liabilities measured at fair value at year-end 2010 and 2009:

				Total
	Fair Value			Carrying	Assets/Liabilities
	Measurement Using			Amount in	Measured
Description	Level 1	Level 2	Level 3	Balance Sheet	at Fair Value
2010
Securities available for sale
U.S. government agencies	$—	$83,299	$—	$83,299	$83,299
States and political subdivisions	—	31,501	—	31,501	31,501
Collateralized mortgage obligations	—	67,575	—	67,575	67,575
Mortgage-backed securities	—	17,964	—	17,964	17,964
Trust preferred securities	—	1,025	638	1,663	1,663

2009
Securities available for sale
U.S. government agencies	$—	$52,048	$—	$52,048	$52,048
States and political subdivisions	—	32,192	—	32,192	32,192
Collateralized mortgage obligations	—	44,677	—	44,677	44,677
Mortgage-backed securities	—	16,892	—	16,892	16,892
Trust preferred securities	—	1,277	638	1,915	1,915
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
December 31, 2010, 2009 and 2008
NOTE 4 — FAIR VALUE DISCLOSURES (continued)
The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value for the periods ended December 31, 2010 and 2009 on a recurring basis using significant unobservable inputs.

	2010	2009
Beginning balance	$638	$—
Total gains or (loss) (realized/unrealized)
Included in earnings	(75)	(778)
Included in other comprehensive income	75	(112)
Paydowns and maturities	—	—
Transfers into Level 3	—	1,528

Ending balance	$638	$638

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

				Total Carrying	Assets/Liabilities
	Fair Value Measurement Using			Amount in	Measured at Fair
Description	Level 1	Level 2	Level 3	Balance Sheet	Value
2010
Other real estate	$—	$—	$38,086	$38,086	$38,086
Impaired loans	—	—	129,088	129,088	129,088

Total assets at fair value	$—	$—	$167,174	$167,174	$167,174

2009
Other real estate	$—	$—	$23,508	$23,508	$23,508
Impaired loans	—	—	57,914	57,914	57,914

Total assets at fair value	$—	$—	$81,422	$81,422	$81,422

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 4 — FAIR VALUE DISCLOSURES (Continued)
The carrying value and estimated fair value of the Company’s financial instruments are as follows at year-end 2010 and 2009.

	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$294,214	$294,214	$221,494	$221,494
Securities available for sale	202,002	202,002	147,724	147,724
Securities held to maturity	465	467	626	638
Loans held for sale	1,299	1,317	1,533	1,552
Loans, net	1,678,548	1,664,126	1,993,646	1,950,684
FHLB and other stock	12,734	12,734	12,734	12,734
Cash surrender value of life insurance	31,479	31,479	30,277	30,277
Accrued interest receivable	7,845	7,845	9,130	9,130

Financial liabilities:
Deposit accounts	$1,976,854	$1,987,105	$2,084,096	$2,095,611
Federal funds purchased and repurchase agreements	19,413	19,413	24,449	24,449
FHLB Advances and notes payable	158,653	166,762	171,999	176,602
Subordinated debentures	88,662	64,817	88,662	70,527
Accrued interest payable	2,140	2,140	2,561	2,561
The following methods and assumptions were used to estimate the fair values for financial instruments that are not disclosed previously in this note. The carrying amount is considered to estimate fair value for cash and short-term instruments, demand deposits, liabilities for repurchase agreements, variable rate loans or deposits that reprice frequently and fully, and accrued interest receivable and payable. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, the fair value is estimated by discounted cash flow analysis using current market rates for the estimated life and credit risk. No adjustment has been made for illiquidity in the market on loans as there is no information from which to reasonably base this estimate. Liabilities for FHLB advances and notes payable are estimated using rates of debt with similar terms and remaining maturities. The fair value of off-balance sheet items is based on the current fees or costs that would be charged to enter into or terminate such arrangements, which is not material. The fair value of commitments to sell loans is based on the difference between the interest rates at which the loans have been committed to sell and the quoted secondary market price for similar loans, which is not material.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 5 — PREMISES AND EQUIPMENT
Year-end premises and equipment follows:

	2010	2009

Land	$18,372	$18,372
Premises	62,474	61,809
Leasehold improvements	3,092	3,061
Furniture, fixtures and equipment	28,057	25,222
Automobiles	103	112
Construction in progress	138	2,162

	112,236	110,738
Accumulated depreciation	(33,442)	(28,920)

	$78,794	$81,818

Annual rent expense for operating leases was $1,013, $1,223, and $1,216, respectively, for the year-end periods 2010, 2009, and 2008, respectively. Rent commitments under noncancelable operating leases were as follows, before considering renewal options that generally are present:

2011	$1,243
2012	1,251
2013	1,043
2014	793
2015	433
Thereafter	734

Total	$5,497

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The change in the amount of goodwill is as follows:

	2010	2009

Beginning of year	$—	$143,389
Impairment	—	(143,389)
End of year	$—	$—

In conjunction with significant acquisitions, the Company recognized goodwill impairment in 2009 of $143,389. The Company’s goodwill since the 2009 goodwill impairment remains at $0.
Core deposit and other intangible
The change in core deposit and other intangibles is as follows:

Core deposit intangibles	2010	2009
Gross carrying amount	$19,796	$19,796

Accumulated amortization, beginning of year	(10,803)	(8,304)
Amortization	(2,495)	(2,499)

Accumulated amortization, end of year	(13,298)	(10,803)

End of year	$6,498	$8,993

Other intangibles	2010	2009
Gross carrying amount	$745	$745

Accumulated amortization, beginning of year	(403)	(152)
Amortization	(89)	(251)

Accumulated amortization, end of year	(492)	(403)

End of year	$253	$342

Estimated amortization expense for each of the next five years is as follows:

2011	$2,531
2012	2,401
2013	1,701
2014	118
2015	—

Total	$6,751

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 7 — DEPOSITS
Deposits at year-end were as follows:

	2010	2009

Noninterest-bearing demand deposits	$152,752	$177,602
Interest-bearing demand deposits	939,091	837,268
Savings deposits	101,925	86,166
Brokered deposits	1,399	6,584
Time deposits	781,687	976,476

Total deposits	$1,976,854	$2,084,096

Brokered and time deposits of $100 or more were $309,701 and $395,595 at year-end 2010 and 2009, respectively.
Scheduled maturities of brokered and time deposits for the next five years and thereafter were as follows:

2011	$531,829
2012	139,812
2013	52,931
2014	14,822
2015	40,246
Thereafter	3,446
The aggregate amount of deposits of executive officers and directors of the Company and their related interests was approximately $3,679 and $3,611 at year-end 2010 and 2009, respectively.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
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
Information concerning securities sold under agreements to repurchase at year-end 2010, 2009 and 2008 is as follows:

	2010	2009	2008

Average balance during the year	$22,342	$28,008	$74,881
Average interest rate during the year	0.10%	0.10%	1.57%
Maximum month-end balance during the year	$26,161	$35,935	$98,925
Weighted average interest rate at year-end	0.10%	0.10%	0.10%
FHLB advances and notes payable consist of the following at year-end:

	2010	2009
Short-term borrowings
Fixed rate FHLB advance, 4.44% Matures December 2011	$15,000	$—

Variable rate FHLB advances at 5.00% to 5.31% Matured December 2010	—	12,000

Total short-term borrowings	15,000	12,000

Long-term borrowings
Fixed rate FHLB advances, from 1.50% to 3.36%, Various maturities through June 2023	51,327	50,766
Fixed rate FHLB advances from 4.18% to 6.35%, Various maturities through 2020	92,326	109,233
Total long term borrowings	143,653	159,999

Total borrowings	$158,653	$171,999

Each advance is payable at its maturity date; however, prepayment penalties are required if paid before maturity. The fixed rate advances include $155,000 of advances that are callable by the FHLB under certain circumstances. The advances are collateralized by a required blanket pledge of qualifying mortgage, commercial, agricultural and home equity lines of credit loans and securities totaling $500,354 and $552,721 at year-end 2010 and 2009, respectively.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 8 — BORROWINGS (Continued)
Scheduled maturities of FHLB advances and notes payable over the next five years and thereafter are as follows:

Total

2011	$15,288
2012	65,278
2013	288
2014	10,296
2015	20,309
Thereafter	47,194

$158,653

At year-end 2010, the Company had approximately $70,000 of federal funds lines of credit available from correspondent institutions of which $10,000 was secured.
In September 2003, the Company formed Greene County Capital Trust I (“GC Trust I”). GC Trust I issued $10,000 of variable rate trust preferred securities as part of a pooled offering of such securities. The Company issued $10,310 subordinated debentures to the GC Trust I in exchange for the proceeds of the offering, which debentures represent the sole asset of GC Trust I. The debentures pay interest quarterly at the three-month LIBOR plus 2.85% adjusted quarterly (3.14% and 3.13% at year-end 2010 and 2009, respectively). Subject to the limitations on repurchases resulting from the Company’s participation in the CPP, the Company may redeem the subordinated debentures, in whole or in part, at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2033.
In June 2005, the Company formed Greene County Capital Trust II (“GC Trust II”). GC Trust II issued $3,000 of variable rate trust preferred securities as part of a pooled offering of such securities. The Company issued $3,093 subordinated debentures to the GC Trust II in exchange for the proceeds of the offering, which debentures represent the sole asset of GC Trust II. The debentures pay interest quarterly at the three-month LIBOR plus 1.68% adjusted quarterly (1.98% and 1.93% at year-end 2010 and 2009, respectively). Subject to the limitations on repurchases resulting from the Company’s participation in the CPP, the Company may redeem the subordinated debentures, in whole or in part, beginning September 2010 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2035.
In May 2007, the Company formed GreenBank Capital Trust I (“GB Trust I”). GB Trust I issued $56,000 of variable rate trust preferred securities as part of a pooled offering of such securities. The Company issued $57,732 subordinated debentures to the GB Trust I in exchange for the proceeds of the offering, which debentures represent the sole asset of GB Trust I. The debentures pay interest quarterly at the three-month LIBOR plus 1.65% adjusted quarterly (1.95% and 1.90% at year-end 2010 and 2009). Subject to the limitations on repurchases resulting from the Company’s participation in the CPP, the Company may redeem the subordinated debentures, in whole or in part, beginning June 2012 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2037.
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
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 8 — BORROWINGS (Continued)
In December 2005 CS Trust I issued $13,000 of variable rate trust preferred securities as part of a pooled offering of such securities. CVBG issued $13,403 subordinated debentures to the CS Trust I in exchange for the proceeds of the offering, which debentures represent the sole asset of CS Trust I. The debentures pay interest quarterly at the three-month LIBOR plus 1.54% adjusted quarterly (1.84% and 1.79% at year-end 2010 and 2009). Subject to the limitations on repurchases resulting from the Company’s participation in the CPP, the Company may redeem the subordinated debentures, in whole or in part, beginning March 2011 at a price of 100% of face value. The subordinated debentures must be redeemed no later than March 2036.
In July 2001 CCS Trust II issued $4,000 of variable rate trust preferred securities as part of a pooled offering of such securities. CVBG issued $4,124 subordinated debentures to the CCS Trust II in exchange for the proceeds of the offering, which debentures represent the sole asset of CCS Trust II. The debentures pay interest quarterly at the three-month LIBOR plus 3.58% adjusted quarterly (3.87% and 3.86% at year-end 2010 and 2009). Subject to the limitations on repurchases resulting from the Company’s participation in the CPP, the Company may redeem the subordinated debentures, in whole or in part, at a price of 100% of face value. The subordinated debentures must be redeemed no later than July 2031.
Following consultation with the FRB, the Company gave notice on November 9, 2010 to the U.S. Treasury Department that the Company is suspending the payment of regular quarterly cash dividends on the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the U.S. Treasury. Since the dividends are cumulative, the dividends will be reported for the duration of the deferral period as a preferred dividend requirement that is deducted from net income for financial statement purposes.
Additionally the Company, following consultation with the FRB, has also exercised its rights to defer regularly scheduled interest payments on all of its issues of junior subordinated debentures having an outstanding principal amount of $88,662, relating to outstanding trust preferred securities (TRUPs). Under the terms of the trust documents associated with these debentures, the Company may defer payments of interest for up to 20 consecutive quarterly periods without default. During the period that the Company is deferring payments of interest on these debentures, it may not pay dividends on its common or preferred stock. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes.
In accordance with ASC 810, GC Trust I, GC Trust II, GB Trust I, CS Trust I and CCS Trust II are not consolidated with the Company. Accordingly, the Company does not report the securities issued by GC Trust I, GC Trust II, GB Trust I, CS Trust I and CCS Trust II as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by each Trust. However, the Company has fully and unconditionally guaranteed the repayment of the variable rate trust preferred securities. These trust preferred securities currently qualify as Tier 1 capital for regulatory capital requirements of the Company, subject to certain limitations and the Company expects that a portion of the trust preferred securities will continue to qualify as Tier 1 capital with the residual qualifying as Tier 2 capital following passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 9 — BENEFIT PLANS
The Company has a profit sharing plan which allows employees to contribute from 1% to 20% of their compensation. The Company contributes an additional amount at a discretionary rate established annually by the Board of Directors. Company contributions to the Plan were $0, $409 and $1,535 for 2010, 2009 and 2008, respectively. Effective July 2009 the Company suspended contributions to the profit sharing plan and will reevaluate re-instating these contributions in the future when the Company returns to a sustained level of profitability.
Directors have deferred some of their fees for future payment, including interest. The amount accrued for deferred compensation was $2,274 and $2,637 at year-end 2010 and 2009. Amounts expensed under the Plan were $133, $27 and $207 during 2010, 2009, and 2008, respectively. During 2009 the Company modified the annual earning crediting rate formula as follows; The annual crediting rate will be 100% of the annual return on stockholders’ equity with a 4% floor and a 12% ceiling, for the year then ended, on balances in the Plan until the director experiences a separation from services, and, thereafter, at a earnings crediting rate based on 75% of the Company’s return on average stockholders’ equity for the year then ending with a 3% floor and a 9% ceiling. During 2008 the Company used a formula which provided an annual earnings crediting rate based on 75% of the annual return on average stockholders’ equity, for the year then ended, on balances in the Plan until the director experiences a separation from service, and, thereafter, at an earnings crediting rate of 56.25% of the Company’s return on average stockholders’ equity for the year then ending. The return on annual shareholders’ equity was negative in 2008 and no earnings were credited for 2008. Also certain officers of the Company are participants under a Supplemental Executive Retirement Plan. The amount accrued for future payments under this Plan was $1,568 and $1,409 at year-end 2010 and 2009, respectively. Amounts expensed under the Plan were $259, $312 and $283 during 2010, 2009 and 2008, respectively. Related to these plans, the Company purchased single premium life insurance contracts on the lives of the related participants. The cash surrender value of these contracts is recorded as an asset of the Company.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 10 — INCOME TAXES
Income tax expense (benefit) is summarized as follows:

	2010	2009	2008

Current — federal	$(10,054)	$(12,906)	$(221)
Current — state	(1,775)	(2,476)	(53)
Deferred — federal	(13,870)	(1,397)	(3,649)
Deferred — state	(2,846)	(257)	(725)
Deferred tax asset — valuation allowance	43,455	—	—

	$14,910	$(17,036)	$(4,648)

Deferred income taxes reflect the effect of “temporary differences” between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws. The tax effects of the primary temporary differences giving rise to the Company’s net deferred tax assets and liabilities are as follows:

	2010		2009
	Assets	Liabilities	Assets	Liabilities

Allowance for loan losses	$26,214	$—	$19,675	$—
Deferred compensation	2,129	—	1,973	—
REO basis	12,175	—	—	—
Purchase accounting adjustments	—	(1,424)	672	—
Depreciation	—	(1,998)	—	(2,129)
FHLB dividends	—	(1,658)	—	(1,658)
Core deposit intangible	2,189	—	—	(4,860)
Unrealized (gain) loss on securities	—	(645)	—	(122)
NOL carry forward	10,192	—	—	(122)
Other		(1,542)	49	—
Deferred tax asset — valuation allowance		(43,455)	—	—

Total deferred income taxes	$52,899	$(50,722)	$22,369	$(8,769)

A valuation allowance is recognized for a net DTA if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire DTA will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, the Company entered into a three-year cumulative pre-tax loss position (excluding the goodwill impairment charge recognized in the second quarter of 2009) as of June 30, 2010.
A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome. The Company’s estimate of the realization of its net DTA was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years and tax planning strategies. Based on management’s calculation, a valuation allowance of $43,455, or 95% of the net DTA, was an adequate estimate as of December 31, 2010. This estimate resulted in a valuation allowance for the net DTA in the income statement of $43,455 for the period end 2010.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 10 — INCOME TAXES (Continued)
A reconciliation of expected income tax expense (benefit) at the statutory federal income tax rate of 35% with the actual effective income tax rates is as follows:

	2010	2009	2008

Statutory federal tax rate	(35.0%)	(35.0%)	(35.0%)
State income tax, net of federal benefit	(4.6)	(1.1)	(5.2)
Tax exempt income	(2.0)	(0.5)	(8.0)
Goodwill impairment	—	26.4	—
Deferred tax asset — valuation allowance	66.1	—	—
Other	(1.8)	(0.5)	—

	(22.7%)	(10.2%)	(46.4%)

The Company recognizes accrued interest and penalties related to uncertain tax positions in tax expense.
The Company’s Federal returns are open and subject to examination for the years of 2007, 2008 and 2009. The Company’s State returns are open and subject to examination for the years of 2007, 2008, and 2009.
At December 31, 2010 the Company had gross federal net operating loss carry-forwards of $24,118. The carry-forwards begin to expire in 2031. At December 31, 2010 the Company had gross state net operating loss carry-forwards of $41,433. Of the total $41,433 in carry-forwards, $18,490 begin to expire in 2025 while the remaining $22,943 begin to expire in 2026.
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
Financial instruments with off-balance-sheet risk were as follows at year-end:

	2010	2009

Commitments to make loans — fixed	$3,827	$1,202
Commitments to make loans — variable	2,464	4,718
Unused lines of credit	201,973	239,374
Letters of credit	25,674	30,107
The fixed rate loan commitments have interest rates ranging from 5.49% to 8.75% and maturities ranging from one to fifteen years. Letters of credit are considered financial guarantees under ASC 460.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
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
Based on the most recent notifications from its regulators, the Bank is well capitalized under the regulatory framework for prompt corrective action. However, the Bank has informally committed to its primary regulators that it will maintain a Tier 1 leverage ratio (Tier 1 Capital to Average Assets) in excess of 10% and a Total risk-based capital ratio (Total Capital to Risk Weighted Assets) in excess of 14%.
During the third quarter of 2010, the Bank was subject to a joint examination by the FDIC and the TDFI. Based on initial findings presented to the Bank’s management, the Bank expects that either the FDIC or the TDFI or both will require the Bank to agree to certain improvements in its operations, particularly in relation to asset quality matters. We also believe that the Bank will be required to agree to maintain or increase capital to levels above those required to be considered well capitalized. We do not know at this time what minimum levels of capital the regulators will require. If the requirement to maintain higher capital levels than those required to be well capitalized under the prompt corrective action provisions of the FDICIA is contained in a formal enforcement action of the FDIC, the Bank may be subject to additional limitations on its operations including its ability to pay interest on deposits above proscribed rates, which could adversely affect the Bank’s liquidity and/or operating results. The terms of any such supervisory action that goes beyond the steps we have already taken may have a significant negative effect on our business, operating flexibility and results of operations. Failure by the Bank to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject the Bank to a variety of enforcement remedies available to the federal regulatory authorities.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 12 — CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (continued)
As reflected in the table below, the Bank did not satisfy these higher ratio requirements at December 31, 2010. Actual capital levels and minimum required levels (in millions) were as follows. Because the Bank’s capital levels at December 31, 2010 were below those that the Bank had informally committed to its primary regulators that it would maintain, the Bank was required to submit a Capital Action Plan to its primary regulators.

					Minimum Amounts to
					be Well Capitalized
			Minimum Required		Under Prompt
			for Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Actual	Ratio (%)	Actual	Ratio (%)	Actual	Ratio (%)
2010
Total Capital (to Risk Weighted Assets)
Consolidated	$239.7	13.2	$145.2	8.0	$181.6	10.0
Bank	239.6	13.2	145.0	8.0	181.3	10.0
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$216.5	11.9	$72.6	4.0	$108.9	6.0
Bank	216.4	11.9	72.5	4.0	108.8	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$216.5	8.9	$97.6	4.0	$122.0	5.0
Bank	216.4	8.9	97.5	4.0	121.8	5.0

2009
Total Capital (to Risk Weighted Assets)
Consolidated	$318.5	14.9	$171.0	8.0	$213.8	10.0
Bank	317.4	14.9	170.7	8.0	213.4	10.0
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$291.5	13.6	$85.5	4.0	$128.3	6.0
Bank	290.4	13.6	85.4	4.0	128.0	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$291.5	10.7	$108.6	4.0	$135.8	5.0
Bank	290.4	10.7	108.6	4.0	135.7	5.0
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 12 — CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (continued)
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
In general, the Bank may not declare or pay a dividend to the Company in excess of 100% of its net retained profits for the current year combined with its net retained profits for the preceding two calendar years without prior approval of the Commissioner of the Tennessee Department of Financial Institutions. The Bank’s ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. The Bank’s ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. These capital adequacy standards may be higher in the future than existing minimum regulatory capital requirements. The FDIC also has the authority to prohibit the payment of dividends by a bank when it determines such payments would constitute an unsafe and unsound banking practice. In addition, income tax considerations may limit the ability of the Bank to make dividend payments in excess of its current and accumulated tax “earnings and profits” (“E&P”). Annual dividend distributions in excess of E&P could result in a tax liability based on the amount of excess earnings distributed and current tax rates. The Company has informally committed to the FRB-Atlanta that it will not pay dividends on its common or preferred stock (or interest on its subordinated debentures) without the prior approval of the FRB-Atlanta. The Company also informally committed to the FRB-Atlanta that it will not incur any indebtedness without the prior approval of the FRB-Atlanta.
On November 9, 2010, the Company following consultation with the FRB announced that it had suspended preferred stock dividends and interest payments on its junior subordinated debentures associated with its trust preferred securities in order to preserve capital.
On December 23, 2008 the Company entered into a definitive agreement (the “Agreement”) with the U.S. Treasury to participate in the Capital Purchase Program (“CPP”). Pursuant to the Agreement, the Company sold 72,278 shares of Series A preferred stock with an attached warrant to purchase 635,504 shares of our common stock priced at $17.06 per common share, to the U.S. Treasury for an aggregate consideration of $83 million.
NOTE 13 — STOCK-BASED COMPENSATION
The Company maintains a 2004 Long-Term Incentive Plan, as amended (the “Plan”), whereby a maximum of 500,000 shares of common stock may be issued to directors and employees of the Company and the Bank. The Plan provides for the issuance of awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, deferred share units and performance awards. Stock options granted under the Plan are typically granted at exercise prices equal to the fair market value of the Company’s common stock on the date of grant and typically have terms of ten years and vest at an annual rate of 20%. Shares of restricted stock awarded under the Plan have restrictions that expire within the vesting period of the award which range from 12 months to 60 months. At December 31, 2010, 170,324 shares remained available for future grant. The compensation cost related to options that has been charged against income for the Plan was approximately $295, $387 and $456 for the years ended December 31, 2010, 2009 and 2008, respectively. The compensation cost related to restricted stock that has been charged against income for the Plan was approximately $331, $299, and $303 for the years ended December 31, 2010, 2009, and 2008, respectively. As of December 31, 2010, there was $678 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.3 years.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 13 — STOCK-BASED COMPENSATION (Continued)
Stock Options
The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company did not grant any incentive stock options for 2010, 2009, or 2008.
A summary of stock option activity under the Plan for the three years ended December 31, 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2008	452,077	$25.72
Exercised	(9,759)	12.63
Forfeited	(1,565)	30.65
Expired	(16,310)	23.00

Outstanding at December 31, 2008	424,443	$26.10
Forfeited	(1,374)	32.05
Expired	(34,875)	25.58

Outstanding at December 31, 2009	388,194	$26.14
Exercised	—	—
Forfeited	(6,484)	33.12
Expired	—	—

Outstanding at December 31, 2010	381,710	$25.96	3.6 years	$—

Options exercisable at December 31, 2010	344,029	$25.17	3.4 years	$—

During the years-ended December 31, 2010 and 2009, there were no exercised stock options. The total fair value of stock options vesting during the years ended December 31, 2010 and 2009 was $376 and $450, respectively.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 13 — STOCK-BASED COMPENSATION (Continued)
Stock options outstanding at year-end 2010 were as follows:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of	Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Prices	Outstanding	Life	Price	Outstanding	Life	Price

$12.41 – $15.00	24,142	1.8	$12.95	24,142	1.8	$12.95

$15.01 – $20.00	77,698	1.8	$17.63	77,698	1.8	$17.63

$20.01 – $25.00	50,635	3.1	$23.36	50,635	3.1	$23.36

$25.01 – $30.00	135,476	4.7	$28.00	122,137	4.6	$27.91

$30.01 – $36.32	93,759	4.4	$34.80	69,417	3.8	$34.37

Total	381,710			344,029

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 13 — STOCK-BASED COMPENSATION (Continued)
Restricted Stock
A summary of restricted stock activity under the Plan for the year ended December 31, 2010, 2009, and 2008 is presented below.

		Weighted
		Average
		Price Per
	Shares	Share

Balance at January 1, 2008	—	$—
Granted:
Non-employee Directors	7,852	16.56
Executive officers & management	62,015	19.20
Cancelled:
Non-employee Directors	—	—
Executive officers & management	(8,960)	19.44

Balance at December 31, 2008	60,907	18.83
Granted:
Non-employee Directors	7,060	7.08
Non-executive officers & management	56,934	7.08
Vested:
Non-employee Directors	(7,852)	16.56
Executive officers, non-executive officers & management	(10,584)	19.16
Cancelled:
Non-employee Directors	—	—
Non-executive officers & management	(5,207)	14.98

Balance at December 31, 2009	101,258	$11.74
Granted:
Non-employee Directors	6,548	6.11
Executive officers	18,382	8.16
Vested:
Non-employee Directors	(7,060)	7.08
Executive officers, non-executive officers & management	(20,335)	12.77
Cancelled:
Executive officers	(1,543)	16.56
Non-executive officers & management	(5,968)	11.82

Balance at December 31, 2010	91,282	$10.67

Weighted-average fair value of nonvested stock awards granted during the year ended December 31,
2010	$7.62

2009	$7.08

2008	$18.90

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 13 — STOCK-BASED COMPENSATION (Continued)
Cash Settled Stock Appreciation Rights
During 2010, only non-employee Directors received cash-settled stock appreciation rights (“SAR’s”). During the years ended December 31, 2009 and 2008 the Company granted SAR’s awards to non-employee Directors, executive officers and select employees. During the year ended December 31, 2007 only select employees received SAR’s. Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise of each SAR, for the difference between the appreciation in market value of a specified number of shares of the Company’s Common Stock over the award’s exercise price. The SAR’s vest over the same period as the stock option awards issued and the restricted stock grants and can only be exercised in tandem with the stock option awards or vesting of the restricted stock grants. The per-share exercise price of an SAR is equal to the closing market price of a share of the Company’s common stock on the date of grant. For the year ended December 31, 2010 the Company recorded an expense of $15 and for the year ended December 31, 2009 the Company recognized a recovery in expense of $24 related to outstanding awarded SAR’s. As of December 31, 2010, there was no unrecognized compensation cost related to SAR’s. The cost is measured at each reporting period until the award is settled. As of December 31, 2010, no cash settled SAR’s had been exercised and as such, no share-based liabilities were paid.
A summary of the SAR activity during years ended December 31, 2010, 2009, and 2008 is presented below.

		Weighted
		Average
		Price Per
	SAR’s	Share

Balance at January 1, 2008	19,000	34.63
Granted:
Non-employee Directors	7,852	16.56
Executive officers & management	62,015	19.20
Cancelled/Expired:
Non-employee Directors	—	—
Executive officers & management	(8,960)	19.44

Balance at December 31, 2008	79,907	$22.58
Granted:
Non-employee Directors	7,060	7.08
Non-executive officers & management	56,934	7.08
Cancelled/Expired:
Non-employee Directors	(7,852)	16.56
Non-executive officers & management	(15,817)	17.78

Balance at December 31, 2009	120,232	$15.36
Granted:
Non-employee Directors	6,548	6.11
Non-executive officers & management	—	—
Cancelled/Expired:
Non-employee Directors	(7,060)	7.08
Non-executive officers & management	(27,777)	12.75

Balance at December 31, 2010	91,943	$16.12

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
Note 13 — Stock-Based Compensation (CONTINUED)

Weighted-average fair value of cash-settled SAR’s granted during the year ended December 31,
2010	$6.11

2009	$7.08

2008	$18.93

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of the SAR’s at the time of grant for the periods ending December 31.

	2010	2009	2008
Risk-free interest rate	0.307%	0.67% – 1.89%	3.81% – 3.85%

Volatility	57.06%	40.18%	29.46% – 32.81%
Expected life	1 year	1 – 5 years	1 – 5 years
Dividend yield	0.00%	7.34%	3.54%
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
The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the SAR. Expected volatility is based upon the historical volatility of the Company’s common stock based upon prior year’s trading history. The expected term of the SAR is based upon the average life of previously issued stock options and restricted stock grants. The expected dividend yield is based upon current yield on the date of grant. These SAR’s can only be settled in tandem with the vesting of restricted stock awards and only if the value at settlement date is greater than the value at award date.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 14 — EARNINGS (LOSS) PER SHARE
A reconciliation of the numerators and denominators of the earnings (loss) per common share and earnings (loss) per common share assuming dilution computations are presented below.

	2010	2009	2008
Basic Earnings (Loss) Per Share

Net income (loss)	$(80,695)	$(150,694)	$(5,360)
Less: preferred stock dividends and accretion of discount on warrants	5,001	4,982	92

Net income (loss) available to common shareholders	$(85,696)	$(155,676)	$(5,452)

Weighted average common shares outstanding	13,093,847	13,068,407	12,932,576

Basic earnings (loss) per share	$(6.54)	$(11.91)	$(0.42)

Diluted Earnings (Loss) Per Share

Net income (loss)	$(80,695)	$(150,694)	$(5,360)
Less: preferred stock dividends and accretion of discount on warrants	5,001	4,982	92

Net income (loss) available to common shareholders	$(85,696)	$(155,676)	$(5,452)

Weighted average common shares outstanding	13,093,847	13,068,407	12,932,576

Add: Dilutive effects of assumed conversions of restricted stock and exercises of stock options and warrants	—	—	58,214

Weighted average common and dilutive potential common shares outstanding(1) (2)	13,093,847	13,068,407	12,990,790

Diluted earnings (loss) per common share(1) (2)	$(6.54)	$(11.91)	$(0.42)

[1]
Diluted weighted average shares outstanding for 2010 and 2009 excludes 92,979 and 96,971 shares of unvested restricted stock because they are anti-dilutive and is equal to weighted average common shares outstanding.

[2]	Stock options and warrants of 1,017,645, 1,058,992 and 387,121 were excluded from the 2010, 2009 and 2008 diluted earnings per share because their impact was anti-dilutive.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 15 — PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
BALANCE SHEETS
Years ended December 31, 2010 and 2009

	2010	2009

ASSETS
Cash and due from financial institutions	$1,707	$3,081
Investment in subsidiary	228,590	308,831
Other	4,795	4,692

Total assets	$235,092	$316,604

LIABILITIES
Subordinated debentures	$88,662	$88,662
Other liabilities	2,533	1,173

Total liabilities	91,195	89,835

Shareholders’ equity	143,897	226,769

Total liabilities and shareholders’ equity	$235,092	$316,604

STATEMENTS OF INCOME
Years ended December 31, 2010, 2009, and 2008

	2010	2009	2008

Dividends from subsidiary	$2,500	$3,000	$13,600
Other income	96	180	241
Interest expense	(1,980)	(2,577)	(4,555)
Other expense	(2,002)	(1,718)	(2,022)

Income (loss) before income taxes	(1,386)	(1,115)	7,264
Income tax benefit	(743)	(1,488)	(2,330)
Equity in undistributed net income (loss) of subsidiary	(80,052)	(151,067)	(14,954)

Net income (loss)	(80,695)	(150,694)	(5,360)
Preferred stock dividends and accretion of discount on warrants	5,001	4,982	92

Net income (loss) available to common shareholders	$(85,696)	$(155,676)	$(5,452)

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 15 — PARENT COMPANY CONDENSED FINANCIAL STATEMENTS (Continued)
STATEMENTS OF CASH FLOWS
Years ended December 31, 2010, 2009, and 2008

	2010	2009	2008
Operating activities
Net income (loss)	$(80,695)	$(150,694)	$(5,360)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Undistributed (net income) loss of subsidiaries	80,052	151,067	14,954
Stock compensation expense	626	686	759
Change in other assets	104	1,868	(1,413)
Change in liabilities	1,250	(412)	(14)

Net cash provided (used) by operating activities	1,337	2,515	8,926

Investing activities
Capital investment in bank subsidiary	—	—	(77,278)

Net cash used in investing activities	—	—	(77,278)

Financing activities
Preferred stock dividends paid	(2,711)	(3,232)	—
Common stock dividends paid	—	(1,713)	(6,779)
Proceeds from issuance of preferred stock	—	—	72,278
Proceeds from issuance of common stock	—	—	111

Tax benefit resulting from stock options	—	—	5

Net cash provided (used in) financing activities	(2,711)	(4,945)	65,615

Net change in cash and cash equivalents	(1,374)	(2,430)	(2,737)

Cash and cash equivalents, beginning of year	3,081	5,511	8,248

Cash and cash equivalents, end of year	$1,707	$3,081	$5,511

NOTE 16 — OTHER COMPREHENSIVE INCOME
Other comprehensive income components were as follows.

	2010	2009	2008
Unrealized holding gains and (losses) on securities available for sale, net of tax of $523, $1,105 and ($357), respectively	$810	$1,712	$(553)
Reclassification adjustment for losses (gains) realized in net income, net of tax of $0, ($555) and ($1,044), respectively	—	(860)	(1,617)

Other comprehensive income (loss)	$810	$852	$(2,170)

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
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

		Other	Holding		Total
2010	Banking	Segments	Company	Eliminations	Segments
Net interest income	$77,246	$8,327	$(1,980)	$—	$83,593
Provision for loan losses	69,568	1,539	—	—	71,107
Noninterest income	31,467	1,899	96	(918)	32,544
Noninterest expense	105,088	4,643	2,002	(918)	110,815
Income tax expense (benefit)	14,068	1,585	(743)	—	14,910

Segment profit (loss)	$(80,011)	$2,459	$(3,143)	$—	$(80,695)

Segment assets	$2,356,543	$42,995	$6,502	$—	$2,406,040

		Other	Holding		Total
2009	Banking	Segments	Company	Eliminations	Segments
Net interest income	$74,628	$8,474	$(2,577)	$—	$80,525
Provision for loan losses	47,483	2,763	—	—	50,246
Noninterest income	30,258	2,127	180	(987)	31,578
Noninterest expense	223,989	4,868	1,717	(987)	229,587
Income tax expense (benefit)	(16,712)	1,164	(1,488)	—	(17,036)

Segment profit (loss)	$(149,874)	$1,806	$(2,626)	$—	$(150,694)

Segment assets	$2,568,926	$42,251	$7,962	$—	$2,619,139

		Other	Holding		Total
2008	Banking	Segments	Company	Eliminations	Segments
Net interest income	$91,900	$7,680	$(4,555)	$—	$95,025
Provision for loan losses	50,074	2,736	—	—	52,810
Noninterest income	32,012	2,231	241	(870)	33,614
Noninterest expense	79,548	5,137	2,022	(870)	85,837
Income tax expense (benefit)	(3,118)	800	(2,330)	—	(4,648)

Segment profit (loss)	$(2,592)	$1,238	$(4,006)	$—	$(5,360)

Segment assets	$2,895,163	$39,846	$9,662	$—	$2,944,671

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 17 — SEGMENT INFORMATION (continued)
Asset Quality Ratios

As of and for the period ended December 31, 2010	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	8.40%	1.30%	8.35%
Nonperforming assets as a percentage of total assets	8.52%	1.34%	8.56%
Allowance for loan losses as a percentage of total loans, net of unearned income	3.68%	7.33%	3.83%
Allowance for loan losses as a percentage of nonperforming loans	43.80%	562.24%	45.83%
Net charge-offs to average total loans, net of unearned income	2.76%	4.20%	2.84%

As of and for the period ended December 31, 2009	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	3.69%	1.50%	3.70%
Nonperforming assets as a percentage of total assets	5.04%	2.02%	5.07%
Allowance for loan losses as a percentage of total loans, net of unearned income	2.30%	8.05%	2.45%
Allowance for loan losses as a percentage of nonperforming loans	62.29%	538.31%	66.39%
Net charge-offs to average total loans, net of unearned income	2.15%	5.88%	2.25%
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
December 31, 2010, 2009 and 2008
NOTE 18 — SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Presented below is a summary of the consolidated quarterly financial data:

	For the three months ended
Summary of Operations	3/31/10	6/30/10	9/30/10	12/31/10

Net interest income	$21,659	$21,473	$20,747	$19,714
Provision for loan losses	3,889	4,749	36,823	25,646
Noninterest income	7,686	8,771	9,029	7,058
Noninterest expense	20,546	21,274	27,009	41,986
Income tax expense (benefit)	1,714	1,410	1,098	10,688

Net income (loss)	$3,196	$2,811	$(35,154)	$(51,548)

Net income (loss) available to common shareholders	$1,946	$1,561	$(36,405)	$(52,798)

Comprehensive income	$4,166	$3,705	$(34,583)	$(53,173)

Basic earnings (loss) per common share	$0.15	$0.12	$(2.78)	$(4.03)

Diluted earnings (loss) per common share	$0.15	$0.12	$(2.78)	$(4.03)

Dividends per common share	$0.00	$0.00	$0.00	$0.00
Average common shares outstanding	13,082,347	13,097,611	13,097,611	13,097,611
Average common shares outstanding — diluted	13,172,727	13,192,648	13,097,611	13,097,611

	For the three months ended
Summary of Operations	3/31/09	6/30/09	9/30/09	12/31/09

Net interest income	$19,429	$20,180	$20,338	$20,578
Provision for loan losses	985	24,384	18,475	6,402
Noninterest income	6,943	7,541	9,189	8,134
Noninterest expense	17,831	169,143	22,365	20,477
Income tax expense (benefit)	2,776	(15,656)	(4,815)	659

Net income (loss)	$4,780	$(150,150)	$(6,498)	$1,174

Net income (loss) available to common shareholders	$3,548	$(151,400)	$(7,748)	$(76)

Comprehensive income	$5,668	$(150,557)	$(5,073)	$120

Basic earnings (loss) per common share	$0.27	$(11.58)	$(0.59)	$(0.01)

Diluted earnings (loss) per share	$0.27	$(11.58)	$(0.59)	$(0.01)

Dividends per common share	$0.13	$0.00	$0.00	$0.00
Average common shares outstanding	13,062,881	13,070,216	13,070,216	13,070,216
Average common shares outstanding — diluted	13,141,840	13,070,216	13,070,216	13,070,216
(Continued)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company, with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this Report.
Based upon that evaluation and as of the end of the period covered by this Report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as a result of the deficiencies identified in internal controls that when evaluated in combination give rise to a material weakness as described above under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” in Item 8 of this Report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in its reports that the Company files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported on a timely basis. In light of this material weakness, in preparing the Company’s Consolidated Financial Statements included in this Report, the Company performed a thorough review of credit quality, focusing especially on the timely receipt and review of updated appraisals from outside independent third parties and internal supporting documentation to ensure that the Company’s Consolidated Financial Statements included in this Report have been prepared in accordance with U.S. GAAP.
The Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the Company’s Consolidated Financial Statements included in this Report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in this Report.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this Report.
Changes In Internal Control Over Financial Reporting
Management’s assessment of the Company’s internal control over financial reporting identified deficiencies in the Company’s internal control over financial reporting at December 31, 2010 related to: 1) the timely receipt and review of updated appraisals received from outside independent third parties. The increased volume of impaired and nonperforming assets requiring updated valuations during the second half of 2010 resulted in an internal control deficiency related to the timely acquisition and review of these appraisals. 2) A new process was implemented with the establishment of the Special Assets Group where appraisals, once received, are sent to an independent external appraisal review service. Controls surrounding this process in regards to the potential impairment of an asset prior to the completion of our review process are in the process of being documented. 3) Documentation and review of supporting documentation relating to impaired loans and other real estate owned. Areas were identified where the documentation supporting certain impaired loans and other real estate owned charge-offs were lacking in sufficient detail and did not provide adequate evidence of secondary review. Other than the remediation plan identified below for these deficiencies, there were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation plan for significant deficiencies in internal control over financial reporting:
Prior to and subsequent to December 31, 2010, and following management’s identification of the above-referenced deficiencies, management began taking steps to remediate those identified. These ongoing efforts that commenced during 2010 and continuing on in 2011 included the following:
•
During the fourth quarter and as of December 31, 2010 all appraisals on impaired assets are, and will continue to be, ordered 90 days prior to the annual appraisal date, or when evidence of impairment has occurred, and submitted to the independent third party for review upon completion, in order to assure that all appraisals on impaired assets are received in accordance with the Company’s internal policies;

•
Pre-reviewed appraisals indicating evidence that impairment has occurred will be separately reviewed and discussed in the monthly valuation meeting held between the Special Assets Group, Loan Review and Accounting to ensure that there is adequate documentation of the consideration for recording a potential impairment when the review process is not 100% complete but it is probable that a loss has been incurred; and

•	Controls evidencing adequate secondary review and approval of impaired loan valuations and other real estate owned will be appropriately documented and evident within the Special Assets Group.
Management anticipates that these remedial actions will strengthen the Company’s internal control over financial reporting and will address the individual deficiencies identified as of December 31, 2010. Because some of these remedial actions will take place on a quarterly basis, their successful implementation will continue to be evaluated before management is able to conclude that the deficiencies have been remediated.
Management Report on Internal Control Over Financial Reporting
The report of the Company’s management on the effectiveness of the Company’s internal control over financial reporting is set forth on page 56 of this Annual Report on Form 10-K. The attestation of the Company’s independent registered public accounting firm related to the Company’s internal control over financial reporting is set forth on pages 57 and 58 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference to the sections captioned “Proposal 2 — Election of Directors”; “Corporate Governance — Section 16(a) Beneficial Ownership Reporting Compliance”; “Corporate Governance — Code of Conduct”; “Corporate Governance — Meetings and Committees of the Board”; and “Executive Officers of Green Bankshares” in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference to the sections captioned “Executive Compensation” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation” of the Proxy Statement.

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
The following table sets forth certain information with respect to securities to be issued under the Company’s equity compensation plans as of December 31, 2010.

	(a)	(b)	(c)
			Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued upon	exercise price of	future issuance under
	exercise of	outstanding	equity compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
Equity compensation plans approved by security holders	345,710	$27.13	170,324
Equity compensation plans not approved by security holders	36,000	$16.33	*

Total	381,710	$25.96	170,324

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
The information required by this item is incorporated herein by reference to the sections captioned “Proposal 2 — Election of Directors” and “Corporate Governance — Certain Transactions” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The responses to this Item are incorporated herein by reference to the section captioned “Proposal 5 — Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Proxy Statement.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)(1)
The following consolidated financial statements of the Company included in the Company’s 2010 Annual Report to the Shareholders (the “Annual Report”) are incorporated herein by reference from Item 8 of this Form 10-K. The remaining information appearing in the Annual Report is not deemed to be filed as part of this Form 10-K, except as expressly provided herein.

1.	Report of Independent Registered Public Accounting Firm.
2.	Consolidated Balance Sheets — December 31, 2010 and 2009.
3.	Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008.
4.	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008.
5.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008.
6.	Notes to Consolidated Financial Statements.
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

10.35
Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and R. Stan Puckett dated December 23, 2008 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.*

10.36
Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and Kenneth R. Vaught dated December 23, 2008 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.*

10.37
Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and James E. Adams dated December 23, 2008 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.*

10.38
Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and Steve L. Droke dated December 23, 2008 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.*

10.39
Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and William C. Adams dated December 23, 2008 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.*

10.40
Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and R. Stan Puckett dated December 3, 2009* — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.41
Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and Kenneth R. Vaught dated December 4, 2009 incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.42
Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and James E. Adams dated December 1, 2009 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.43
Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and Steve L. Droke December 3, 2009 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.44
Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and William C. Adams dated December 2, 2009 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.45
Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and William C. Adams — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.*

10.46
Letter Agreement, effective March 15, 2010, by and among Green Bankshares, Inc., GreenBank and Stephen M. Rownd — incorporated herein by reference to the Company’s Current Report on Form 8-K filed March 18, 2010.*

10.47
Consulting Agreement by and among Green Bankshares, Inc., GreenBank and R. Stan Puckett, dated April 1, 2010 — incorporated herein by reference to the Company’s Current Report on Form 8-K filed April 1, 2010.*

10.48	Form of TARP CPP Executive Officer Restricted Stock Award Agreement — incorporated herein by reference to the Company’s Current Report on Form 8-K filed April 2, 2010.*

10.49
R. Stan Puckett — First Amendment to the Greene County Bank Executive Deferred Compensation Agreement — incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.*

10.50
R. Stan Puckett — Second Amendment to the Greene County Bancshares, Inc. Non-Competition Agreement — incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.*

10.51	Director and Named Executive Officer Compensation Summary.*

11.1	Statement re Computation of Per Share Earnings — incorporated by reference to Note 14 of the Notes to Consolidated Financial Statements herein.

21.1	Subsidiaries of the Company.

23.1	Consent of Dixon Hughes PLLC.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer under the Capital Purchase Program of the Troubled Assets Relief Program.

99.2	Certification of Chief Financial Officer under the Capital Purchase Program of the Troubled Assets Relief Program.

*	Management contract or compensatory plan.

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

GREEN BANKSHARES, INC.

Date: March 15, 2011	By:	/s/ Stephen M. Rownd Stephen M. Rownd
Chairman of the Board and
Chief Executive Officer
(Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE AND TITLE:	DATE:

/s/ Stephen M. Rownd Stephen M. Rownd Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2011

/s/ Kenneth R. Vaught Kenneth R. Vaught President, Chief Operating Officer, and Director	March 15, 2011

/s/ James E. Adams James E. Adams Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 15, 2011

/s/ Martha M. Bachman Martha Bachman Director	March 15, 2011

/s/ Bruce Campbell Bruce Campbell Director	March 15, 2011

/s/ W. T. Daniels W.T. Daniels Director	March 15, 2011

/s/ Robert K. Leonard Robert K. Leonard Director	March 15, 2011

/s/ Samuel E. Lynch Samuel E. Lynch Director	March 15, 2011

/s/ Bill Mooningham Bill Mooningham Director	March 15, 2011

/s/ John Tolsma John Tolsma Director	March 15, 2011

/s/ Charles H. Whitfield, Jr. Charles H. Whitfield, Jr. Director	March 15, 2011

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

10.35
Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and R. Stan Puckett dated December 23, 2008 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 .*

10.36
Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and Kenneth R. Vaught dated December 23, 2008 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 .*

10.37
Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and James E. Adams dated December 23, 2008 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 .*

10.38
Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and Steve L. Droke dated December 23, 2008 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 .*

10.39
Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and William C. Adams dated December 23, 2008 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.*

10.40
Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and R. Stan Puckett dated December 3, 2009* — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.41
Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and Kenneth R. Vaught dated December 4, 2009 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.42
Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and James E. Adams dated December 1, 2009 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.43
Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and Steve L. Droke December 3, 2009 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.44
Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and William C. Adams dated December 2, 2009 — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.45
Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and William C. Adams — incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.*

10.46
Letter Agreement, effective March 15, 2010, by and among Green Bankshares, Inc., GreenBank and Stephen M. Rownd — incorporated herein by reference to the Company’s Current Report on Form 8-K filed March 18, 2010.*

10.47
Consulting Agreement by and among Green Bankshares, Inc., GreenBank and R. Stan Puckett, dated April 1, 2010 — incorporated herein by reference to the Company’s Current Report on Form 8-K filed April 1, 2010.*

10.48	Form of TARP CPP Executive Officer Restricted Stock Award Agreement — incorporated herein by reference to the Company’s Current Report on Form 8-K filed April 2, 2010.*

10.49
R. Stan Puckett — First Amendment to the Greene County Bank Executive Deferred Compensation Agreement — incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.*

10.50
R. Stan Puckett — Second Amendment to the Greene County Bancshares, Inc. Non-Competition Agreement — incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.*.

10.51	Director and Named Executive Officer Compensation Summary.*

11.1	Statement re Compuation of Per Share Earnings — incorporated by reference to Note 14 of the Notes to Consolidated Financial Statements herein.

21.1	Subsidiaries of the Company.

23.1	Consent of Dixon Hughes PLLC.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer under the Capital Purchase Program of the Troubled Assets Relief Program.

99.2	Certification of Chief Financial Officer under the Capital Purchase Program of the Troubled Assets Relief Program.

*	Management contract or compensatory plan.