Form 10-Q
period 2011-03-31
GREEN BANKSHARES, INC.
filed 2011-05-16
CIK 764402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
YES ☐ NO ☑
     As of May 13, 2011, the number of shares outstanding of the issuer’s common stock was: 13,186,001.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The unaudited condensed consolidated financial statements of Green Bankshares, Inc. and its wholly owned subsidiaries are as follows:

Condensed Consolidated Balance Sheets — March 31, 2011 and December 31, 2010	2
Condensed Consolidated Statements of Income — For the three months ended March 31, 2011 and 2010	3
Condensed Consolidated Statement of Changes in Shareholders’ Equity — For the three months ended March 31, 2011	4
Condensed Consolidated Statements of Cash Flows — For the three months ended March 31, 2011 and 2010	5
Notes to Condensed Consolidated Financial Statements	6
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2011 and December 31, 2010
(Amounts in thousands, except share and per share data)

	(Unaudited)
	March 31,	December 31,
	2011	2010*
ASSETS
Cash and due from banks	$323,485	$289,358
Federal funds sold	7,931	4,856

Cash and cash equivalents	331,416	294,214
Interest earning deposits in other banks	—	—
Securities available for sale	226,732	202,002
Securities held to maturity (with a market value of $115 and $467)	115	465
Loans held for sale	960	1,299
Loans, net of unearned interest	1,680,249	1,745,378
Allowance for loan losses	(65,109)	(66,830)
Other real estate owned and repossessed assets	60,033	60,095
Premises and equipment, net	77,814	78,794
FHLB and other stock, at cost	12,734	12,734
Cash surrender value of life insurance	31,758	31,479
Core deposit and other intangibles	6,125	6,751
Deferred tax asset ( net of valuation allowance of $47,563 and $43,455)	6,339	2,177
Other assets	23,528	37,482

Total assets	$2,392,694	$2,406,040

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Non-interest bearing deposits	$165,927	$152,752
Interest bearing deposits	1,808,309	1,822,703
Brokered deposits	1,399	1,399

Total deposits	1,975,635	1,976,854

Repurchase agreements	18,712	19,413
FHLB advances and notes payable	158,588	158,653
Subordinated debentures	88,662	88,662
Accrued interest payable and other liabilities	18,267	18,561

Total liabilities	$2,259,864	$2,262,143

Shareholders’ equity
Preferred stock: no par, 1,000,000 shares authorized, 72,278 shares outstanding	$68,468	$68,121
Common stock: $2 par, 20,000,000 shares authorized, 13,182,797 and 13,188,896 shares outstanding	26,366	26,378
Common stock warrants	6,934	6,934
Additional paid-in capital	189,022	188,901
Accumulated Deficit	(158,997)	(147,436)
Accumulated other comprehensive income	1,037	999

Total shareholders’ equity	132,830	143,897

Total liabilities and shareholders’ equity	$2,392,694	$2,406,040

*	Derived from the audited consolidated balance sheet, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2011 and 2010
(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
Interest income
Interest and fees on loans	$24,600	$30,060
Taxable securities	1,401	1,288
Nontaxable securities	305	312
FHLB and other stock	138	138
Federal funds sold and other	181	94

Total interest income	26,625	31,892

Interest expense
Deposits	5,330	8,061
Federal funds purchased and repurchase agreements	4	6
FHLB advances and notes payable	1,543	1,694
Subordinated debentures	481	472

Total interest expense	7,358	10,233

Net interest income	19,267	21,659

Provision for loan losses	13,897	3,889

Net interest income after provision for loan losses	5,370	17,770

Non-interest income
Service charges on deposit accounts	5,830	5,940
Other charges and fees	430	356
Trust and investment services income	515	582
Mortgage banking income	87	118
Other income	765	690

Total non-interest income	7,627	7,686

Non-interest expense
Employee compensation	8,131	7,665
Employee benefits	977	977
Occupancy expense	1,794	1,699
Equipment expense	877	708
Computer hardware/software expense	919	824
Professional services	788	607
Advertising	719	598
OREO maintenance expense	1,155	445
Collection and repossession expense	547	1,287
Loss on OREO and repossessed assets	2,101	509
FDIC Insurance	1,086	851
Core deposit and other intangibles amortization	626	651
Other expenses	3,307	3,725

Total non-interest expenses	23,027	20,546

Income (loss) before income taxes	(10,030)	4,910

Provision for income/(loss) taxes	281	1,714

Net income/(loss)	$(10,311)	$3,196

Preferred stock dividends and accretion of discount	1,250	1,250

Net income/(loss) available to common shareholders	$(11,561)	$1,946

Per share of common stock:
Basic earnings	$(0.88)	$0.15

Diluted earnings	(0.88)	0.15

Dividends	—	—

Weighted average shares outstanding:
Basic	13,108,598	13,082,347

Diluted	13,108,598	13,172,727

See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2011
(Unaudited)
(Amounts in thousands, except share and per share data)

				Warrants			Accumulated
				For	Additional		Other	Total
	Preferred	Common Stock		Common	Paid-in	Accumulated	Comprehensive	Shareholders’
	Stock	Shares	Amount	Stock	Capital	(Deficit)	Income	Equity
Balance, December 31, 2010	$68,121	13,188,896	$26,378	$6,934	$188,901	$(147,436)	$999	$143,897

Preferred stock transactions:
Accretion of preferred stock discount	347	—	—	—	—	(347)	—	—
Preferred stock dividends accrued	—	—	—	—	—	(903)	—	(903)
Common stock transactions:
Forfeiture of restricted common shares	—	(6,099)	(12)	—	(52)	—	—	(64)
Compensation expense:
Stock options	—	—	—	—	50	—	—	50
Restricted stock	—	—	—	—	123	—	—	123
Comprehensive income/(loss):
Net (loss)	—	—	—	—	—	(10,311)	—	(10,311)
Change in unrealized gains, net of reclassification and taxes	—	—	—	—	—	—	38	38

Total comprehensive income/(loss)								(10,273)

Balance, March 31, 2011	$68,468	13,182,797	$26,366	$6,934	$189,022	$(158,997)	$1,037	$132,830

See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(Amounts in thousands, except share and per share data)

	March 31,	March 31,
	2011	2010
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(10,311)	$3,196
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Provision for loan losses	13,897	3,889
Depreciation and amortization	1,736	1,828
Security amortization and accretion, net	129	59
Net gain on sale of mortgage loans	(78)	(110)
Originations of mortgage loans held for sale	(7,421)	(8,741)
Proceeds from sales of mortgage loans	7,838	9,794
Increase in cash surrender value of life insurance	(279)	(265)
Net losses from sales of fixed assets	203	3
Stock-based compensation expense	109	156
Net loss on other real estate and repossessed assets	2,099	509
Deferred tax benefit	—	(303)
Net changes:
Other assets	9,769	4,970
Accrued interest payable and other liabilities	(1,196)	(5,895)

Net cash provided by operating activities	16,495	9,090

Cash flows from investing activities
Purchase of securities available for sale	(35,782)	(51,525)
Proceeds from maturities of securities available for sale	10,985	27,072
Proceeds from maturities of securities held to maturity	350	10
Net change in loans	43,266	28,763
Proceeds from sale of other real estate	4,322	2,368
Improvements to other real estate	(113)	(332)
Proceeds from sale of fixed assets	7	—
Premises and equipment expenditures	(342)	(566)

Net cash provided by investing activities	22,693	5,790

Cash flows from financing activities
Net change in core deposits	(1,219)	(41,046)
Net change in brokered deposits	—	(5,185)
Net change in repurchase agreements	(702)	(619)
Repayments of FHLB advances and notes payable	(65)	(80)
Preferred stock dividends paid	—	(903)
Common stock dividends paid	—	—

Net cash (used) in financing activities	(1,986)	(47,833)

Net change in cash and cash equivalents	37,202	(32,953)

Cash and cash equivalents, beginning of period	294,214	210,494

Cash and cash equivalents, end of period	$331,416	$177,541

Supplemental disclosures — cash and noncash
Interest paid	$7,044	$10,523
Loans converted to other real estate	6,616	18,540
Unrealized gain on available for sale securities, net of tax	38	970
Loans Originated to finance/sell other real estate	1,020	1,417
See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 1 — PRINCIPLES OF CONSOLIDATION
The accompanying unaudited condensed consolidated financial statements of Green Bankshares, Inc. (the “Company”) and its wholly owned subsidiary, GreenBank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain amounts from prior period financial statements have been reclassified to conform to the current year’s presentation.
NOTE 2 — SECURITIES
Securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
March 31, 2011
U.S. government agencies	$93,966	$138	$(1,031)	$93,073
States and political subdivisions	30,225	845	(271)	30,799
Collateralized mortgage obligations	78,300	1,861	(395)	79,766
Mortgage-backed securities	20,685	749	(30)	21,404
Trust preferred securities	1,850	—	(160)	1,690

	$225,026	$3,593	$(1,887)	$226,732

December 31, 2010
U.S. government agencies	$84,106	$115	$(922)	$83,299
States and political subdivisions	31,192	705	(396)	31,501
Collateralized mortgage obligations	66,043	1,901	(369)	67,575
Mortgage-backed securities	17,168	815	(19)	17,964
Trust preferred securities	1,850	—	(187)	1,663

	$200,359	$3,536	$(1,893)	$202,002

Held to Maturity
March 31, 2011
States and political subdivisions	$115	$—	$—	$115

	$115	$—	$—	$115

December 31, 2010
States and political subdivisions	$215	$1	$—	$216
Other securities	250	1	—	251

	$465	$2	$—	$467

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 2 — SECURITIES (Continued)
Contractual maturities of securities at March 31, 2011 are shown below. Securities not due at a single maturity date, collateralized mortgage obligations and mortgage-backed securities are shown separately.

	Available for Sale	Held to Maturity
	Fair	Carrying	Fair
	Value	Amount	Value
Due in one year or less	$989	$115	$115
Due after one year through five years	4,723	—	—
Due after five years through ten years	64,980	—	—
Due after ten years	54,870	—	—
Collateralized mortgage obligations	79,766	—	—
Mortgage-backed securities	21,404	—	—

Total maturities	$226,732	$115	$115

There were no realized gross gains or (losses) from sales of investment securities for the three month periods ended March 31, 2011 and 2010.
Securities with a carrying value of $164,457 and $135,692 at March 31, 2011 and December 31, 2010, respectively, were pledged for public deposits and securities sold under agreements to repurchase and to the Federal Reserve Bank. The balance of pledged securities in excess of the pledging requirements was $19,381 and $7,983 at March 31, 2011 and December 31, 2010, respectively.
Securities with unrealized losses at March 31, 2011 and December 31, 2010 are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2011
U. S. government agencies	$66,950	$(1,031)	$—	$—	$66,950	$(1,031)
States and political subdivisions	3,798	(58)	1,749	(213)	5,547	(271)
Collateralized mortgage obligations	19,893	(383)	2,790	(12)	22,683	(395)
Mortgage-backed securities	2,986	(27)	6	(3)	2,992	(30)
Trust preferred securities	—	—	1,690	(160)	1,690	(160)

Total temporarily impaired	$93,627	$(1,499)	$6,235	$(388)	$99,862	$(1,887)

December 31, 2010
U. S. government agencies	$65,178	$(922)	$—	$—	$65,178	$(922)
States and political subdivisions	2,488	(114)	1,659	(282)	4,147	(396)
Collateralized mortgage obligations	14,666	(266)	2,699	(104)	17,365	(370)
Mortgage-backed securities	2,821	(17)	8	(2)	2,829	(19)
Trust preferred securities	—	—	1,663	(186)	1,663	(186)

Total temporarily impaired	$85,153	$(1,319)	$6,029	$(574)	$91,182	$(1,893)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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
          The Company holds a single issue trust preferred security issued by a privately held bank holding company. The bank holding company deferred its interest payments beginning in the second quarter of 2009, and we have placed the security on non-accrual. The Federal Reserve Bank of St. Louis entered into an agreement with the bank holding company on October 22, 2009 which was made public on October 30, 2009. Among other provisions of the regulatory agreement, the bank holding company must strengthen its management of operations, strengthen its credit risk management practices, and submit a capital plan. As of March 31, 2011 no other communications between the bank holding company and the Federal Reserve Bank of St. Louis have been made public. Our estimated fair value implies a modest unrealized loss of $37, related primarily to illiquidity. The Company did not recognize other-than-temporary impairment on the security during the quarter ended March 31, 2011.
          The Company holds a private label class A21 collateralized mortgage obligation that was analyzed for the quarter ended March 31, 2011 with multiple stress scenarios using conservative assumptions for underlying collateral defaults, loss severity, and prepayments. The security’s estimated fair value implies an unrealized loss of $12, an improvement of $91 compared to December 31, 2010. The Company did not recognize a write-down through non-interest income representing other-than-temporary impairment on the security for the quarter ended March 31, 2011.

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 2 — SECURITIES (Continued)
          The following table presents more detail on selective Company security holdings as of March 31, 2011. These details are listed separately due to the inherent level of risk for OTTI on these securities.

		Current
		Credit	Book	Fair	Unrealized
Description	Cusip#	Rating	Value	Value	Loss
Collateralized mortgage obligations
Wells Fargo — 2007 - 4 A21	94985RAW2	Caa2	$2,802	$2,790	$(12)

Trust preferred securities
West Tennessee Bancshares, Inc.	956192AA6	N/A	675	638	(37)
The following table presents a roll-forward of the cumulative amount of credit losses on the Company’s investment securities that have been recognized through earnings as of March 31, 2011 and 2010. There were no credit losses on the Company’s investment securities recognized in earnings during the quarter ended March 31, 2011 or the quarter ended March 31, 2010.

	First Quarter	First Quarter
	2011	2010

Beginning balance of credit losses at January 1, 2011 and 2010	$1,069	$976
Other-than-temporary impairment credit losses	—	—

Ending balance of cumulative credit losses recognized in earnings	$1,069	$976

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 3 — LOANS
Loans at March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
	2011	2010
Commercial real estate	$1,028,903	$1,080,805
Residential real estate	379,616	378,783
Commercial	208,496	222,927
Consumer	75,379	75,498
Other	3,139	1,913
Unearned income	(15,284)	(14,548)

Loans, net of unearned income	$1,680,249	$1,745,378

Allowance for loan losses	$(65,109)	$(66,830)

Activity in the allowance for loan losses is as follows:

	March 31,	March 31,
	2011	2010
Beginning balance	$66,830	$50,161
Add (deduct):
Provision for loan losses	13,897	3,889
Loans charged off	(16,404)	(4,733)
Recoveries of loans charged off	786	850

Balance, end of period	$65,109	$50,167

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 3 — LOANS (Continued)
Activity in the allowance for loan losses and recorded investment in loans by segment:

	Commercial	Residential
	Real Estate	Real Estate	Commercial	Consumer	Other	Total
2011
Allowance for loan losses:
Beginning balance	$54,203	$4,431	$5,080	$3,108	$8	$66,830
Add (deduct):
Charge-offs	(14,919)	(312)	(728)	(445)	—	(16,404)
Recoveries	196	29	378	183	—	786
Provision	13,886	234	915	(1,138)	—	13,897

Ending balance	$53,366	$4,382	$5,645	$1,708	$8	$65,109

As of December 31, 2010
Allowance for loan losses
Allocation for loans individually evaluated for impairment	$22,939	$1,027	$722	$146	$—	$24,834

Allocation for loans collectively evaluated for impairment	31,264	3,404	4,358	2,962	8	41,996

Ending Balance	$54,203	$4,431	$5,080	$3,108	$8	$66,830

As of March 31, 2011
Allowance for loan losses:
Allocation for loans individually evaluated for impairment	$19,662	$1,120	$1,732	$154	$—	$22,668

Allocation for loans collectively evaluated for impairment	33,704	3,262	3,913	1,554	8	42,441

Ending Balance	$53,366	$4,382	$5,645	$1,708	$8	$65,109

As of December 31, 2010
Loans:
Ending balance:
individually evaluated for impairment	$170,175	$8,697	$6,149	$970	$—	$185,991

Ending balance:
collectively evaluated for impairment	$910,630	$363,506	$216,778	$66,470	$1,913	$1,559,387

As of March 31, 2011
Loans:
Ending balance:
individually evaluated for impairment	$181,082	$9,657	$7,512	$1,286	$—	$199,537

Ending balance:
collectively evaluated for impairment	$847,821	$363,266	$200,984	$66,458	$3,139	$1,481,668

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 3 — LOANS (Continued)
Impaired loans were as follows:

	March 31,	December 31,
	2011	2010
Loans with no allowance allocated	$95,432	$81,981
Loans with allowance allocated	$104,105	$104,010
Amount of allowance allocated	22,668	24,834
Average impaired loan balance during the year	207,166	212,167
Interest income not recognized during impairment	500	1,105
Impaired loans of $199,537, and $185,991, respectively, at March 31, 2011 and December 31, 2010 are shown net of amounts previously charged off of $36,813, and $36,574, respectively. Interest income actually recognized on these loans at March 31, 2011 and December 31, 2010 was $578, and $4,843, respectively.
Impaired loans by class are presented below as of March 31, 2011:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Commercial Real Estate:
Speculative 1-4 Family	$75,482	$111,392	$11,085	$79,742	$231
Construction	46,456	65,525	4,379	49,747	71
Owner Occupied	14,782	15,365	543	15,143	18
Non-owner Occupied	43,663	46,035	3,655	44,177	182
Other	699	738	—	706	—
Residential Real Estate:
HELOC	3,199	3,295	—	3,206	15
Mortgage-Prime	6,260	6,801	1,069	6,373	41
Mortgage-Subprime	650	649	51	650	—
Other	102	122	—	103	—
Commercial	7,512	8,702	1,732	7,825	17
Other	—	—	—	—	—
Consumer:
Prime	222	234	—	235	3
Subprime	86	86	90	86	—
Auto-Subprime	424	424	64	424	—
Other	—	—	—	—	—

Total	$199,537	259,368	22,668	208,417	578

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 3 — LOANS (Continued)
Impaired loans by class are presented below as of December 31, 2010:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Commercial Real Estate:
Speculative 1-4 Family	$72,138	$98,141	$11,830	$85,487	$2,292
Construction	56,758	69,355	8,366	63,710	2,565
Owner Occupied	13,590	14,513	851	14,119	644
Non-owner Occupied	25,824	27,561	1,823	28,786	1,375
Other	1,865	2,090	69	2,278	66
Residential Real Estate:
HELOC	2,807	2,894	346	2,603	88
Mortgage-Prime	4,539	4,722	590	4,661	209
Mortgage-Subprime	370	370	57	370	—
Other	981	1,285	34	2,419	47
Commercial	6,149	7,510	722	6,729	171
Consumer:
Prime	217	228	32	252	13
Subprime	228	228	35	228	—
Auto-Subprime	525	525	79	525	—
Other	—	—	—	—	—

Total	185,991	229,422	24,834	212,167	7,470

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
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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
Acceptable with care credit risk rating: Assets of this grade conform to most of the Bank’s underwriting criteria and evidence an acceptable, though higher than average, level of credit risk. However, these loans have certain risk characteristics that could adversely affect the borrower’s ability to repay, given material adverse trends. Therefore, loans in this category require an above-average level of servicing or show more reliance on collateral and guaranties to preclude a loss to the Bank, should material adverse trends develop. If the borrower is a company, its earnings, liquidity and capitalization are slightly below average, when compared to its peers.
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
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 3 — LOANS (Continued)
Credit quality indicators by class are presented below as of March 31, 2011:

	Speculative 1-4		Owner	Non-Owner
	Family	Construction	Occupied	Occupied	Other
Commercial Real Estate Credit Exposure
Prime	$—	$—	$—	$—	$—
Desirable		1,585	971	173
Satisfactory tier I	2,773	899	29,677	35,754	919
Satisfactory tier II	13,816	18,949	111,367	155,082	6,664
Acceptable with care	60,611	43,092	58,729	185,416	6,850
Management Watch	25,855	15,592	8,985	34,028	2,036
Substandard	78,764	55,190	19,051	52,929	3,146
Loss	—	—	—	—	—

Total	181,819	135,307	228,780	463,382	19,615

Credit quality indicators by class are presented below as of December 31, 2010:

	Speculative 1-4		Owner	Non-Owner
	Family	Construction	Occupied	Occupied	Other
Commercial Real Estate Credit Exposure
Prime	$—	$—	$—	$—	$—
Desirable	—	1,573	968	177	—
Satisfactory tier I	2,836	978	38,623	56,221	4,246
Satisfactory tier II	14,010	34,239	102,383	130,850	17,999
Acceptable with care	69,902	47,093	62,198	159,216	45,597
Management Watch	27,383	15,259	5,298	26,415	2,965
Substandard	91,845	61,388	16,289	38,037	6,817
Loss	—	—	—	—	—

Total	205,976	160,530	225,759	410,916	77,624

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 3 — LOANS (Continued)

	March 31,	December 31,
	2011	2010
	Commercial	Commercial
Commercial Credit Exposure
Prime	$1,418	$1,236
Desirable	6,098	7,951
Satisfactory tier I	31,276	33,859
Satisfactory tier II	85,849	91,505
Acceptable with care	63,295	72,286
Management Watch	8,826	8,511
Substandard	11,734	7,579
Loss	—	—

Total	208,496	222,927

As of March 31, 2011

			Mortgage –
	HELOC	Mortgage	Subprime	Other
Consumer Real Estate Credit Exposure
Pass	$192,083	$151,975	$11,668	$3,932
Management Watch	1,017	2,042	—
Substandard	3,695	6,359	50	102

Total	196,795	160,376	11,718	4,034

As of December 31, 2010

			Mortgage –
	HELOC	Mortgage	Subprime	Other
Consumer Real Estate Credit Exposure
Pass	$188,086	$131,845	$11,692	$29,833
Management Watch	1,017	317	—	—
Substandard	2,807	5,117	50	1,529

Total	191,910	137,279	11,742	31,362

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 3 — LOANS (Continued)
As of March 31, 2011

		Consumer –	Consumer Auto
	Consumer – Prime	Subprime	– Subprime
Consumer Credit Exposure
Pass	$33,964	$12,963	$19,468
Management Watch		—	—
Substandard	221	76	96

Total	34,185	13,039	19,564

As of December 31, 2010

		Consumer –	Consumer Auto
	Consumer – Prime	Subprime	– Subprime
Consumer Credit Exposure
Pass	$35,029	$13,093	$18,588
Management Watch	—	—	—
Substandard	217	39	474

Total	35,246	13,132	19,062

A substantial portion of commercial real estate loans are secured by real estate in markets in which the Company is located. These loans are often restructured with interest reserves to fund interest costs during the construction and development period. Additionally, certain of these loans are structured with interest-only terms. A portion of the consumer mortgage and commercial real estate portfolios originated through the permanent financing of construction, acquisition and development loans. The prolonged economic downturn has negatively impacted many borrowers’ and guarantors’ ability to make payments under the terms of the loans as their liquidity has been depleted. Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes in real estate values in these areas. Continued economic distress could negatively impact additional borrowers’ and guarantors’ ability to repay their debt which will make more of the Company’s loans collateral dependent.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 3 — LOANS (Continued)
Age analysis of past due loans by class are presented below as of March 31, 2011:

							Recorded
							Investment
			Greater				> 90 Days
	30-59 Days	60-89 Days	Than 90	Total Past			and
	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing

Commercial real estate:
Speculative 1-4 Family	$9,179	$3,222	$41,377	$53,778	$128,041	$181,819	$5,518
Construction		248	18,622	18,870	116,437	135,307	—
Owner Occupied	4,499	126	11,610	16,235	212,545	228,780	—
Non-owner Occupied	6,170	3,848	17,675	27,693	435,689	463,382	—
Other	835	619	192	1,646	17,969	19,615	—
Residential real estate:
HELOC	1,077	155	1,024	2,256	194,539	196,795	—
Mortgage-Prime	6,196	1,381	2,711	10,288	150,088	160,376	—
Mortgage-Subprime	51	6	72	129	11,589	11,718	—
Other	85	3	81	169	3,865	4,034	—
Commercial	608	267	5,795	6,670	201,826	208,496	72
Consumer:
Prime	201	58	51	310	33,875	34,185	2
Subprime	140	104	53	297	12,742	13,039	—
Auto-Subprime	565	110	125	800	18,764	19,564	—
Other	—	—	—	—	3,139	3,139	—

Total	29,606	10,147	99,388	139,141	1,541,108	1,680,249	5,592

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 3 — LOANS (Continued)
Age analysis of past due loans by class are presented below for December 31, 2010:

							Recorded
							Investment
		60-89	Greater				> 90 Days
	30-59 Days	Days Past	Than 90	Total Past			and
	Past Due	Due	Days	Due	Current	Total Loans	Accruing

Commercial real estate:
Speculative 1-4 Family	$22,267	$1,777	$30,802	$54,846	$151,130	$205,976	$1,758
Construction	14,541	—	26,915	41,456	119,074	160,530	—
Owner Occupied	8,114	1,633	4,137	13,884	211,875	225,759	—
Non-owner Occupied	4,014	5,961	8,814	18,789	392,127	410,916	170
Other	116	865	1,491	2,472	75,152	77,624	18
Residential real estate:
HELOC	747	358	644	1,749	190,161	191,910	—
Mortgage-Prime	1,359	915	1,779	4,053	133,226	137,279	8
Mortgage-Subprime	100	51	98	249	11,493	11,742	—
Other	403	176	566	1,145	30,217	31,362	19
Commercial	2,422	593	3,922	6,937	215,990	222,927	92
Consumer:
Prime	315	86	108	509	34,737	35,246	29
Subprime	155	64	6	225	12,907	13,132	—
Auto-Subprime	476	166	101	743	18,319	19,062	18
Other	73	—	—	73	1,840	1,913	—

Total	55,102	12,645	79,383	147,130	1,598,248	1,745,378	2,112

(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 3 — LOANS (Continued)
Non-accrual loans by class are presented below:

	March 31,	December
	2011	31, 2010

Commercial real estate:
Speculative 1-4 Family	$60,024	$63,298
Construction	38,629	41,789
Owner Occupied	14,458	5,511
Non-owner Occupied	30,720	18,772
Other	192	1,865
Residential real estate:
HELOC	2,025	1,668
Mortgage-Prime	4,758	3,350
Mortgage-Subprime	351	254
Other	102	957
Commercial	7,034	5,813
Consumer:
Prime	143	130
Subprime	163	107
Auto-Subprime	217	193
Other	—	—

Total	158,816	143,707

Nonperforming loans were as follows:

	March 31,	December 31,
	2011	2010
Loans past due 90 days still on accrual	$5,592	$2,112
Nonaccrual loans	158,816	143,707

Total	$164,408	$145,819

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
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 3 — LOANS (Continued)
The Company may elect to formally restructure a loan due to the weakening credit status of a borrower so that the restructuring may facilitate a repayment plan that minimizes the potential losses that the Company may have to otherwise incur. At March 31, 2011, the Company had $39,944 of restructured loans of which $10,255 was classified as non-accrual and the remaining were performing. The Company had taken charge-offs of $2,745 on the restructured non-accrual loans as of March 31, 2011. At December 31, 2010, the Company had $47,154 of restructured loans of which $8,469 was classified as non-accrual and the remaining were performing. The Company had taken charge-offs of $1,743 on the restructured non-accrual loans as of December 31, 2010.
The aggregate amount of loans to executive officers and directors of the Company and their related interests was approximately $7,795 and $7,848 at March 31, 2011 and December 31, 2010, respectively.
(Continued)

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 4 — EARNINGS PER SHARE OF COMMON STOCK
Basic earnings per share (“EPS”) of common stock is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income available to common shareholders by the weighted average number of common shares and potential common shares outstanding during the period. Stock options, warrants and restricted common shares are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the three months ended March 31, 2011, 979,974 options and warrants are excluded from the effect of dilutive securities because they are anti-dilutive; 1,017,645 options are similarly excluded from the effect of dilutive securities for the three months ended March 31, 2010.
The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Basic Earnings Per Share

Net income (loss)	$(10,311)	$3,196
Less: preferred stock dividends and accretion of discount on warrants	1,250	1,250

Net income (loss) available to common shareholders	$(11,561)	$1,946

Weighted average common shares outstanding	13,108,598	13,082,347

Basic earnings (loss) per share available to common shareholders	$(0.88)	$0.15

Diluted Earnings Per Share

Net income (loss)	$(10,311)	$3,196
Less: preferred stock dividends and accretion of discount on warrants	1,250	1,250

Net income (loss) available to common shareholders	$(11,561)	$1,946

Weighted average common shares outstanding	13,108,598	13,082,347

Add: Dilutive effects of assumed conversions of restricted stock and exercises of stock options and warrants	—	90,380

Weighted average common and dilutive potential common shares outstanding	13,108,598	13,172,727

Diluted earnings (loss) per share available to common shareholders	$(0.88)	$0.15

NOTE: Dividends of $3,255 on preferred stock have been accrued as the Company intends to pay.

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

		Other	Holding
Three months ended March 31, 2011	Bank	Segments	Company	Eliminations	Totals
Net interest income (expense)	$17,611	$2,148	$(492)	$—	$19,267
Provision for loan losses	13,627	270	—	—	13,897
Noninterest income	7,379	476	14	(242)	7,627
Noninterest expense	22,115	1,243	(89)	(242)	23,027
Income tax expense (benefit)	(46)	436	(109)	—	281

Segment profit (loss)	(10,706)	$675	$(280)	$—	$(10,311)

Segment assets at March 31, 2011	$2,342,891	$43,322	$6,481	$—	$2,392,694

		Other	Holding
Three months ended March 31, 2010	Bank	Segments	Company	Eliminations	Totals
Net interest income (expense)	$20,068	$2,063	$(472)	$—	$21,659
Provision for loan losses	3,356	533	—	—	3,889
Noninterest income	7,528	371	14	(227)	7,686
Noninterest expense	19,469	1,115	189	(227)	20,546
Income tax expense (benefit)	1,628	309	(223)	—	1,714

Segment profit (loss)	3,143	$477	$(424)	$—	$3,196

Segment assets at March 31, 2010	$2,520,503	$41,663	$7,566	$—	$2,569,732

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 5 — SEGMENT INFORMATION (Continued)
Asset Quality Ratios

As of and for the period ended March 31, 2011	Bank	Other	Total
Nonperforming loans as percentage of total loans, net of unearned income	9.84%	1.65%	9.78%
Nonperforming assets as a percentage of total assets	9.34%	2.07%	9.38%
Allowance for loan losses as a percentage of total loans, net of unearned income	3.72%	7.25%	3.87%
Allowance for loan losses as a percentage of nonperforming loans	37.81%	439.21%	39.60%
YTD net charge-offs to average total loans, net of unearned income	0.90%	0.61%	0.91%

As of and for the period ended March 31, 2010	Bank	Other	Total
Nonperforming loans as percentage of total loans, net of unearned income	3.19%	1.23%	3.19%
Nonperforming assets as a percentage of total assets	5.25%	1.37%	5.27%
Allowance for loan losses as a percentage of total loans, net of unearned income	2.36%	8.13%	2.52%
Allowance for loan losses as a percentage of nonperforming loans	73.98%	661.74%	78.85%
YTD net charge-offs to average total loans, net of unearned income	0.17%	1.25%	0.19%

As of and for the year ended December 31, 2010	Bank	Other	Total
Nonperforming loans as percentage of total loans, net of unearned income	8.40%	1.30%	8.35%
Nonperforming assets as a percentage of total assets	8.52%	1.34%	8.56%
Allowance for loan losses as a percentage of total loans, net of unearned income	3.68%	7.33%	3.83%
Allowance for loan losses as a percentage of nonperforming loans	43.80%	562.24%	45.83%
Net charge-offs to average total loans, net of unearned income	2.76%	4.20%	2.84%
Net charge-offs

	Bank	Other	Total
For the three month period ended March 31, 2011	$15,347	$270	$15,617
For the three month period ended March 31, 2010	$3,345	$537	$3,882
For the year ended December 31, 2010	$52,615	$1,823	$54,438

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 6 — FAIR VALUE DISCLOSURES (continued)
Impaired Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with GAAP. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2011, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
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

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 6 — FAIR VALUE DISCLOSURES (continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Below is a table that presents information about certain assets and liabilities measured at fair value:

				Total Carrying	Assets/Liabilities
	Fair Value Measurement Using			Amount in	Measured at Fair
Description	Level 1	Level 2	Level 3	Balance Sheet	Value
March 31, 2011
Securities available for sale
U.S. government agencies	$—	$93,073	$—	$93,073	$93,073
States and political subdivisions	—	30,799	—	30,799	30,799
Collateralized mortgage obligations	—	79,766	—	79,766	79,766
Mortgage-backed securities	—	21,404	—	21,404	21,404
Trust preferred securities	—	1,052	638	1,690	1,690

December 31, 2010
Securities available for sale
U.S. government agencies	$—	$83,299	$—	$83,299	$83,299
States and political subdivisions	—	31,501	—	31,501	31,501
Collateralized mortgage obligations	—	67,575	—	67,575	67,575
Mortgage-backed securities	—	17,964	—	17,964	17,964
Trust preferred securities	—	1,025	638	1,663	1,663
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

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 6 — FAIR VALUE DISCLOSURES (continued)
The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs.

	March 31,	March 31,
	2011	2010
Beginning balance, January 1	$638	$638
Total gains or (loss) (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive income	—	—
Paydowns and maturities	—
Transfers into Level 3	—	—

Ending balance, March 31	$638	$638

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

				Total Carrying	Assets/Liabilities
	Fair Value Measurement Using			Amount in	Measured at Fair
Description	Level 1	Level 2	Level 3	Balance Sheet	Value
March 31, 2011
Other real estate	$—	$—	$6,008	$6,008	$6,008
Impaired loans	—	—	125,361	125,361	125,361

Total assets at fair value	$—	$—	$131,369	$131,369	$131,369

December 31, 2010
Other real estate	$—	$—	$38,806	$38,806	$38,806
Impaired loans	—	—	129,088	129,088	129,088

Total assets at fair value	$—	$—	$167,174	$167,174	$167,174

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 6 — FAIR VALUE DISCLOSURES (Continued)
The carrying value and estimated fair value of the Company’s financial instruments are as follows at March 31, 2011 and December 31, 2010.

	March 31,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$331,416	$331,416	$294,214	$294,214
Securities available for sale	226,732	226,732	202,002	202,002
Securities held to maturity	115	115	465	467
Loans held for sale	960	970	1,299	1,317
Loans, net	1,615,140	1,600,794	1,678,548	1,664,126
FHLB and other stock	12,734	12,734	12,734	12,734
Cash surrender value of life insurance	31,758	31,758	31,479	31,479
Accrued interest receivable	7,332	7,332	7,845	7,845

Financial liabilities:
Deposit accounts	$1,975,635	$1,988,676	$1,976,854	$1,987,105
Federal funds purchased and repurchase agreements	18,712	18,712	19,413	19,413
FHLB advances and notes payable	158,588	166,703	158,653	166,762
Subordinated debentures	88,662	62,985	88,662	64,817
Accrued interest payable	2,454	2,454	2,140	2,140
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

GREEN BANKSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited
(Amounts in thousands, except share and per share data)
NOTE 7 — SUBSEQUENT EVENTS
Regulatory Matters
On May 2, 2011, the Bank received notice from the Federal Deposit Insurance Corporation (“FDIC”) and Tennessee Department of Financial Institutions (“TDFI”) that, as a result of those agencies’ findings in their most recently completed joint safety and soundness examination, the agencies would be seeking a formal enforcement action against the Bank aimed at strengthening the Bank’s operations and its financial condition, and that accordingly, the FDIC was pursuing the issuance of a consent order against the Bank and the TDFI was pursuing the issuance of a written agreement against the Bank. The Bank is seeking to negotiate the terms of these formal enforcement actions with the FDIC and the TDFI, and while the final terms of the consent order and written agreement are not currently known, the Company believes that they will contain requirements similar to those that the Bank has already informally committed to comply with, including requirements to maintain the Bank’s capital ratios above those levels required to be considered “well-capitalized” under federal banking regulations. If the Company’s transaction with North American is consummated, including the merger of the Bank with and into a bank subsidiary of North American’s, it is possible that these formal enforcement actions will not be issued.
Investment Agreement with North American Financial Holdings, Inc.
On May 5, 2011, the Company and the Bank entered into an Investment Agreement with North American Financial Holdings, Inc. (“North American”) pursuant to which North American has agreed to acquire approximately 120 million shares of the Company’s common stock at a per share purchase price of $1.81, for a total investment of approximately $217 million. The transaction, which is subject to shareholder and regulatory approval, as well as the satisfaction of other customary closing conditions, is expected to be consummated in the third quarter of 2011. In connection with the investment, the Company expects that North American will enter into a binding agreement with the U. S. Department of Treasury to purchase all of the outstanding shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and related warrants to purchase shares of the Company’s Common Stock.
In connection with the investment by North American, the Company’s shareholders as of a record date to be fixed near the closing of that transaction will receive a contingent value right, entitling them to cash proceeds of up to $0.75 per share of common stock based on the credit performance of the Bank’s legacy loan portfolio over the five-year period following closing.
Subsequent to the announcement of North American’s planned investment, a class action lawsuit was filed against the Company, the Company’s directors and North American by one of the Company’s shareholders. For additional detail regarding this lawsuit, see Part II, Item 1 “Legal Proceedings” below.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. This discussion should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto in this Form 10-Q and (ii) the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”). Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, plans and objectives for future operations, growth or initiatives, expected future economic performance, or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which the Company expects will or may occur in the future, are forward-looking statements that involve risks, uncertainties and other factors which may cause actual results and performance of the Company to differ materially from those expressed or implied by those statements. All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of forward-looking terminology and words such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” or “continue” (or the negative or other derivatives of each of these terms) or similar terminology and expressions.
          Although the Company believes that the assumptions underlying any forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements. Factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in the 2010 10-K as Part I, Item 1A thereof and in Part II, Item 1A of this Form 10-Q, including (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the Investment Agreement by and among the Company, the Bank and North American Financial Holdings, Inc., dated as of May 5, 2011 (the “Investment Agreement”); (2) the outcome of any legal proceedings that may be instituted against the Company and others following announcement of the Investment Agreement; (3) the inability to complete the transactions contemplated by the Investment Agreement due to the failure to obtain shareholder approval or the failure to satisfy other conditions to completion of the transaction, including the receipt of regulatory approval; (4) risks that the proposed transaction contemplated by the Investment Agreement disrupts current plans and operations and the potential difficulties in employee retention as a result of the proposed transaction; (5) the amount of the costs, fees, expenses and charges related to the proposed transaction contemplated by the Investment Agreement; (6) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (7) continuation of the historically low short-term interest rate environment; (8) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (9) increased levels of non-performing and repossessed assets and the ability to resolve these may result in future losses; (10) greater than anticipated deterioration or lack of sustained growth in the national or local economies; (11) rapid fluctuations or unanticipated changes in interest rates; (12) the impact of governmental restrictions on entities participating in the Capital Purchase Program (the “CPP”) of the United States Department of the Treasury; (13) changes in state and federal legislation, regulations or policies applicable to banks or other financial service providers, including regulatory or legislative developments, like the Dodd-Frank Wall Street Reform and Consumer Protection Act, arising out of current unsettled conditions in the economy; (14) the results of regulatory examinations including requirements contained in any enforcement action against the Company or the Bank as a result of such examinations; (15) the remediation efforts related to the Company’s material weakness in its internal control over financial reporting; (16) increased competition with other financial institutions in the markets that the Bank serves; (17) the Company’s recording a further valuation allowance related to its deferred tax asset; (18) exploring alternatives available for the future repayment or conversion of the preferred stock issued in the CPP, including in the transaction contemplated by the Investment Agreement; (19) further deterioration in the valuation of other real estate owned; (20)

inability to comply with regulatory capital requirements and to secure any required regulatory approvals for capital actions to raise capital if necessary to comply with any regulatory capital requirements; and (21) the loss of key personnel, as well as other factors discussed throughout this document, including, without limitation the factors described under “Critical Accounting Policies and Estimates” on page 33 of this Quarterly Report on Form 10-Q, or from time to time, in the Company’s filings with the SEC, press releases and other communications.
     Readers are cautioned not to place undue reliance on forward-looking statements made in this document, since the statements speak only as of the document’s date. All forward-looking statements included in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by the cautionary statements in this section and to the more detailed risk factors included in the Company’s 2010 10-K and in Part II, Item 1A below. The Company has no obligation and does not intend to publicly update or revise any forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q, to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events. Readers are advised, however, to consult any further disclosures the Company may make on related subjects in its documents filed with or furnished to the SEC or in its other public disclosures.
          Green Bankshares, Inc. (the “Company”) is the bank holding company for GreenBank (the “Bank”), a Tennessee-chartered commercial bank that conducts the principal business of the Company. The Company is the third largest bank holding company headquartered in Tennessee based on asset size at March 31, 2011 and at that date was also the second largest NASDAQ-listed bank holding company headquartered in Tennessee. The Bank currently maintains a main office in Greeneville, Tennessee and 64 full-service bank branches primarily in East and Middle Tennessee. In addition to its commercial banking operations, the Bank conducts separate businesses through its three wholly-owned subsidiaries: Superior Financial Services, Inc. (“Superior Financial”), a consumer finance company; GCB Acceptance Corporation (“GCB Acceptance”), an automobile lending company; and Fairway Title Co., a title company formed in 1998. The Bank also operates a wealth management office in Sumner County, Tennessee, and a mortgage banking operation in Knox County, Tennessee. All dollar amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except share and per share amounts.
Investment Agreement with North American Financial Holdings, Inc.
     On May 5, 2011, the Company and the Bank entered into an Investment Agreement with North American Financial Holdings, Inc. (“North American”) pursuant to which North American has agreed to acquire approximately 120 million shares of the Company’s common stock at a per share purchase price of $1.81, for a total investment of approximately $217 million. The transaction, which is subject to shareholder and regulatory approval, as well as the satisfaction of other customary closing conditions, is expected to be consummated in the third quarter of 2011. In connection with the investment, the Company expects that North American will enter into a binding agreement with the U. S. Treasury Department to purchase all of the outstanding shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and related warrants to purchase shares of the Company’s common stock. In connection with the investment by North American, the Company’s shareholders as of a record date to be fixed near the closing of that transaction will receive a contingent value right, entitling them to cash proceeds of up to $0.75 per share of common stock based on the credit performance of the Bank’s legacy loan portfolio over the five-year period following closing.
Business Strategy
          The Company expects that over the short term, given the current economic environment and high levels of nonperforming assets, there will be little to no loan growth until the current environment stabilizes in the Company’s markets and the economy begins to improve.
          In the event that North American’s investment is consummated, we believe that the additional capital contributed to the Company in that transaction will facilitate loan growth as well as enable the Company to consider growth opportunities in the form of in-market mergers and acquisitions including acquisitions of both entire financial institutions and selected branches of financial institutions. Following consummation of the North American investment, de novo branching could also be a method of growth, particularly in high-growth and other demographically-desirable markets.
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
          In addition to the Company’s business model, which is summarized in the paragraphs above and the 2010 10-K, the Company is continuously investigating and analyzing other lines and areas of business. Conversely, the Company frequently evaluates and analyzes the profitability, risk factors and viability of its various business lines and segments and, depending upon the results of these evaluations and analyses, may conclude to exit certain segments and/or business lines. Further, in conjunction with these ongoing evaluations and analyses, the Company may decide to sell, merge or close certain branch facilities.

Overview
          For the three months ended March 31, 2011, the Company reported a net loss available to common shareholders of $11,561 compared with a net loss available to common shareholders of $52,798 for the quarter ended December 31, 2010, and net income available to common shareholders of $1,946 for the first quarter of 2010. The $41,237 improvement versus the quarter ended December 31, 2010 was driven by an $11,749 decline in the loan loss provision, a $19,821 decline in OREO expenses, and $10,407 decline in income tax expense related to a 2010 fourth quarter non-cash charge to record a valuation allowance for deferred tax assets. The $13,507 decline versus the first quarter of 2010 related to a $10,008 increase in loan loss provision, a $1,592 increase in OREO expenses and a $2,392 decline in net interest income due to an approximately 20% decline in average loan balances.
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
          The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and the fair value of financial instruments and other accounts, including OREO. Based on management’s calculation, an allowance of $65,109, or 3.87% of total loans, net of unearned income, was deemed an adequate estimate of losses inherent in the loan portfolio as of March 31, 2011. This estimate resulted in a provision for loan losses in the income statement of $13,897 for the three months ended March 31, 2011. If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.
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
          The Company believes its critical accounting policies and estimates also include the valuation of the allowance for net Deferred Tax Assets (DTA). A valuation allowance is recognized for a net DTA if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire DTA will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, the Company entered into a three-year cumulative pre-tax loss position (excluding the goodwill impairment charge recognized in the second quarter of 2009) as of September 30, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome.
          The Company’s estimate of the realization of its net DTA was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years, pre-tax core operating projections, tax planning strategies, and the longevity of the Company. Based on management’s calculation, a valuation allowance of $47,563, or 88% of the net DTA, was an adequate estimate as of March 31, 2011. If the Company’s financial condition were to deteriorate significantly from those assumptions used by management in making its determination, the valuation allowance for the net DTA and the provision for the net DTA on the income statement could be materially affected. Once profitability has been restored for a reasonable time, generally considered four consecutive quarters, and such profitability is considered sustainable, the valuation allowance would be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on the circumstances that exist as of that future date.
          The consolidated financial statements include certain recognized amounts and accounting disclosures that require management to make estimates about fair values. Independent third party valuations are used for securities available for sale and securities held to maturity as well as acquisition purchase accounting adjustments. Estimates of fair value are used in accounting for loans held for sale, goodwill and other intangible assets. Estimates of fair values are used in disclosures regarding stock compensation, commitments, and the fair values of financial instruments. Fair values are estimated using relevant market information and other assumptions such as interest rates, credit risk, prepayments and other factors. The fair values of financial instruments are subject to change as influenced by market conditions.
Changes in Results of Operations
          Net Loss. The Company’s net loss available to common shareholders was $11,561 for the three months ended March 31, 2011, compared to net income available to common shareholders of $1,946 for the three months ended March 31, 2010. The $13,507 decline versus the year ago period reflected a higher loan loss provision, coupled with rising costs associated with maintenance, disposition and revaluation of other real estate owned (OREO) along with continued weakness in economic conditions in our markets. Our 2011 first quarter results reflected a $10,008 increase in loan loss provision, a $1,592 increase in OREO expenses and a $2,392 decline in net interest income in each case as compared to the first quarter of 2010. We incurred an approximately 20% decline in average loan balances between the periods as well.
          Net Interest Income. The largest source of earnings for the Company is net interest income, which is the difference between interest income on earning assets and interest expense on deposits and other interest-bearing liabilities.
          First quarter 2011 net interest income totaled $19,267, down $2,392 or 11% versus the first quarter of 2010. The decline was due to an approximately 20% decline in average performing loans (the combination of movement into non-performing loans coupled with credit worthy borrowers reducing their aggregate loans), partially offset by the Company’s ability to lower average rates paid on interest bearing deposits by 0.57% while achieving a 0.13% increase in average loan yields through pricing discipline. The 3.77% net interest margin in the first quarter of 2011 was down 0.13% versus the first quarter of 2010, due to a shift from loans into lower yielding investment securities and short-term investments. The Company’s average balance for interest-bearing liabilities decreased 3% or $58,424 for the first quarter of 2011 versus the same period of 2010 as the Company reduced its reliance on jumbo time deposits and brokered deposits while focusing on building core deposit levels throughout its branch network.

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

	Three Months Ended
	March 31,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans(1) (2)	$1,567,761	$24,614	6.37%	$1,954,136	$30,080	6.24%
Investment securities (2)	227,762	2,007	3.57%	169,020	1,906	4.57%
Other short-term investments	294,905	181	0.25%	148,394	94	0.26%

Total interest-earning assets	$2,090,428	$26,802	5.20%	$2,271,550	$32,080	5.73%

Non-interest earning assets	340,868			306,586

Total assets	$2,431,296			$2,578,136

Interest-bearing liabilities:
Deposits:
Interest checking, savings and money market	$1,079,824	$1,811	0.68%	$941,888	$2,398	1.03%
Time deposits	763,967	3,519	1.87%	940,388	5,663	2.44%

Total interest-bearing deposits	$1,843,791	$5,330	1.17%	$1,882,276	$8,061	1.74%

Securities sold under repurchase agreements and short-term borrowings	16,994	4	0.10%	23,615	6	0.10%
Notes payable	158,628	1,543	3.94%	171,946	1,694	4.00%
Subordinated debentures	88,662	481	2.20%	88,662	472	2.16%

Total interest-bearing liabilities	$2,108,075	$7,358	1.42%	$2,166,499	$10,233	1.92%

Non-interest bearing liabilities:
Demand deposits	161,702			163,173
Other liabilities	17,731			18,098

Total non-interest bearing liabilities	179,433			181,271

Total liabilities	2,287,508			2,347,770

Shareholders’ equity	143,788			230,366

Total liabilities and shareholders’ equity	$2,431,296			$2,578,136

Net interest income		$19,444			$21,847

Interest rate spread			3.77%			3.81%

Net yield on interest-earning assets			3.77%			3.90%

[1]	Average loan balances excluded nonaccrual loans for the periods presented.

[2]	Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

          Provision for Loan Losses. During the three months ended March 31, 2011, loan charge-offs were $16,404 and recoveries of charged-off loans were $786. For the three month period ended March 31, 2010, loan charge-offs were $4,733 and recoveries of charged-off loans were $850. The Company’s provision for loan losses increased to $13,897 for the three months ended March 31, 2011 compared to $3,889 for the same period in 2010. The impact of the continuing challenging economic environment, elevated net charge-offs and increased non-performing assets were the primary reasons for the increase in provision expense in the first quarter of 2011 when compared to the comparable period in 2010. Management continually evaluates the existing portfolio in light of loan concentrations, current general economic conditions and economic trends. On a monthly basis, the Company undertakes an extensive review of every loan in excess of $1 million that is adversely risk graded and every loan regardless of amount graded substandard.
          The Company’s allowance for loan losses increased to $65,109 at March 31, 2011 from $50,167 at March 31, 2010 while the reserve to outstanding loans ratio increased to 3.87% at March 31, 2011 from 2.52% at March 31, 2010. These estimates resulted in a provision for loan losses in the income statement of $13,897 for the three months ended March 31, 2011, versus $3,889 for the three months ended March 31, 2010. If economic conditions, including residential real estate market conditions, loan mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.
          The ratio of allowance for loan losses to nonperforming loans was 39.60% as of March 31, 2011 versus 78.85% as of March 31, 2010. The ratio of nonperforming assets to total assets was 9.38% as of March 31, 2011 versus 5.27% as of March 31, 2010. The ratio of nonperforming loans to total loans, net of unearned interest, was 9.78% as of March 31, 2011 versus 3.19% as of March 31, 2010. Within the Bank, the Company’s largest subsidiary, the ratio of nonperforming assets to total assets was 9.34%, as of March 31, 2011 versus 5.25% as of March 31, 2010. This increase reflects both the rise in absolute levels of non-performing assets, compounded by the Company’s shrinking balance sheet.
          Net charge-offs as a percentage of average loans increased from 0.19% for the three months ended March 31, 2010 to 0.91% (annualized 4.04%) for the three months ended March 31, 2011
          Management believes that credit quality indicators will be driven by the current economic environment and condition of the residential real estate markets. Management continually evaluates the existing portfolio in light of loan concentrations, current general economic conditions and economic trends. During the second quarter of 2010, the Company segregated staffing for its special assets group and transferred additional independent resources into this area in an effort to accelerate problem asset resolution.
          Based on its evaluation of the allowance for loan loss calculation and review of the loan portfolio, management believes the allowance for loan losses is adequate at March 31, 2011. However, the provision for loan losses could further increase based on actions taken by the special assets group to resolve problem loans, and if general economic conditions remain sluggish or weaken further or the residential real estate markets in Nashville, Knoxville or the Company’s other markets or the financial conditions of borrowers deteriorate beyond management’s current expectations, the provision for loan losses would likely remain elevated.
          Non-interest Income. Fee income unrelated to interest-earning assets, consisting primarily of service charges, commissions and fees, is an important component to the Company’s total revenue stream. Total non-interest income for the three months ended March 31, 2011 was $7,627 down 1% versus the same period in 2010.
          Service charges on deposit accounts remain the largest component of total non-interest income and declined 2% from the year ago period to $5,830 for the three months ended March 31, 2011.
          Non-interest Expense. Control of non-interest expense is a critical aspect in enhancing income. Non-interest expense includes personnel, occupancy, and other expenses such as OREO costs, data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation (“FDIC”) assessment fees and other expenses. Total non-interest expense was $23,027 for the three months ended March 31, 2011, up $2,481 or 12% versus the three months ended March 31, 2010. The increase was principally the result of a $1,592 increase in losses on OREO and repossessed assets, including as a result of revaluation of OREO properties following receipt of updated appraisals, and severance costs of approximately $570 associated with the Company’s reduction in force effected in the first quarter of 2011 given the current business environment and level of business activity.

          Personnel costs are the largest category of recurring non-interest expenses. For the three months ended March 31, 2011, employee compensation and benefits represented $8,131 or 35% of total non-interest expense. This was an increase of $466 versus the year ago quarter. Excluding current period severance costs noted above, personnel costs would be down 1% versus the year ago quarter, despite normal non-executive compensation increases.
          Income Taxes. The effective income tax rate for the three months ended March 31, 2011 was significantly impacted by the valuation allowance for the net DTA. Accounting guidance states that a DTA should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to the evidence that can be objectively verified. The most significant negative verifiable evidence for the current quarter is the three year cumulative loss calculation, net of the non-cash goodwill impairment charge of ($143.4) million recognized in the second quarter of 2009. The Company’s estimate of the realization of its net DTA was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years, pre-tax core operating projections, tax planning strategies, and the longevity of the Company. Based on management’s calculation, an allowance of $47,563, or 88.2% of the net DTA, was an adequate estimate of the portion of the net DTA which is more likely than not to not be realized as of March 31, 2011. The effective income tax rate for the three months ended March 31, 2011 was (2.8%) or 38.2% adjusting for the non-cash DTA valuation allowance of $4,108. For the same period in 2010, which had no DTA valuation allowance, the effective income tax rate was 34.9%.
Changes in Financial Condition
          Total assets at March 31, 2011 were $2,392,694, a decrease of $13,346 or 0.6% from December 31, 2010. The decrease in assets reflects a $65,129 decline in loans, partially offset by an increase of $61,582 in investment securities and liquid assets. Total assets at March 31, 2011 declined $177,038 or 7% from March 31, 2010 reflecting a $313,790 decline in loans, net of unearned income, which was partially offset by an increase of $195,390 in investment securities and liquid assets.
          Non-performing assets (“NPA’s”), which include non-accrual loans, loans past due 90 days or more and still accruing interest and OREO, totaled $224,441 at March 31, 2011 compared with $205,914 at December 31. 2010. NPAs at March 31, 2011 increased $89,075 versus March 31, 2010. The Company expects that the levels of NPA’s will remain elevated for the remainder of 2011.
          Non-performing loans include non-accrual loans and loans 90 or more days past due. All loans that are greater than 90 days past due are considered non-accrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Non-accrual loans that are 120 days past due without assurance of repayment are charged off against the allowance for loan losses. Nonaccrual loans and loans past due 90 days totaled $164,408 at March 31, 2011, representing an increase of $18,589 versus December 31, 2010 and an increase of $100,788 versus March 31, 2010.
          OREO totaled $60,033 at March 31, 2011 essentially unchanged from the December 31, 2010 balance of $60,095, though down $11,713 versus March 31, 2010 as the Company recognized sales and write-downs in excess of recorded foreclosures.
          Impaired loans, which are loans identified as being probable that the Company will not be able to collect all amounts of contractual interest and principal as scheduled in the loan agreement, totaled $198,581 after impairment charges necessary to reflect current fair values at March 31, 2011.
          The Company’s policy requires new appraisals on adversely rated collateral dependent loans and OREO to be obtained at least annually. Each four months, the Company receives a written report from an independent nationally recognized organization which provides updated valuation trends, by price point and by zip code, for each of the major markets in which the Company is conducting business. The information obtained is then used in the Company’s impairment analysis of collateral dependent loans. If actual losses exceed the amount of the allowance for loan losses, earnings of the Company could be adversely affected.

          At March 31, 2011, the ratio of the Company’s allowance for loan losses to non-performing loans (which include non-accrual loans) was 39.6% compared to 78.9% at March 31, 2010.
          The Company maintains an investment portfolio to provide liquidity and earnings. Investments at March 31, 2011 with an amortized cost of $225,141 had a market value of $226,847. At December 31, 2010, investments with an amortized cost of $200,824 had a market value of $202,469. At March 31, 2010, investments with an amortized cost of $172,425 had a market value of $174,344.
Liquidity and Capital Resources
          Liquidity. Liquidity refers to the ability or the financial flexibility to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities.
          As of March 31, 2011, the Bank’s liquidity reserves included $263,140 of surplus cash with the Federal Reserve, $7,931 of federal funds sold to upstream correspondent banks, and $63,000 of unpledged securities.
          The Company’s primary source of liquidity is dividends paid by the Bank. Applicable Tennessee statutes and regulations impose restrictions on the amount of dividends that may be declared by the Bank. Under Tennessee law, the Bank can only pay dividends to the Company in an amount equal to or less than the total amount of its net income for that year combined with retained net income for the preceding two years. Payment of dividends in excess of this amount requires the consent of the Commissioner of the Tennessee Department of Financial Institutions (“TDFI”), FDIC, and the Federal Reserve Bank of Atlanta (“FRB”). Further, any dividend payments are subject to the continuing ability of the Bank to maintain compliance with minimum federal regulatory capital requirements, or any higher requirements that the Bank may be subject to, like those that the Bank informally committed to the FDIC and TDFI it would maintain in 2010, and to retain its characterization under federal regulations as a “well-capitalized” institution. Because of the Bank’s losses in 2009, 2010 and year-to-date 2011, dividends from the Bank to the holding company, including funds for payment of dividends on preferred stock and trust preferred, including the preferred stock issued to the U.S. Treasury, and interest on trust preferred securities to the extent that the Company does not have sufficient cash available at the holding company level, will require prior approval of the TDFI, FDIC and FRB.
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
          Following consultation with the FRB the Company gave notice on November 9, 2010 to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the U.S. Treasury Department. The dividends, which are cumulative, will continue to be accrued for payment in the future and will be reported for the duration of the deferral period as a preferred dividend requirement that is deducted from net income for financial statement purposes. Additionally the Company, following consultation with the FRB, has also exercised its rights to defer regularly scheduled interest payments on all of its issues of junior subordinated debentures having an outstanding principal amount of $88.6 million, relating to outstanding trust preferred securities (TRUPs). Under the terms of the trust documents associated with these debentures, the Company may defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. Together, the deferral of interest payments on TRUPs and suspension of dividend payments to the U.S. Treasury Department will preserve approximately $5.1 million per year in Bank level capital.
          For the three months ended March 31, 2011, operating activities of the Company provided $16,495 of cash flows. The net loss of $10,311 comprised a substantial portion of the cash generated from operations after removing various non-cash items, including $13,897 in provision for loan losses and $1,736 of depreciation and amortization. A decline in other assets added $4,609.

          Maturities of $11,335 in investment securities, proceeds from the net change in loans of $43,266 and proceeds of $4,322 from the sale of OREO were the primary components of inflows from investing activities. These were offset in part by $35,782 in purchases of investment securities available for sale for a net increase in net cash provided from investing activities of $22,693.
          The net cash used in financing activities totaled $1,986.
          Capital Resources. The Company’s capital position is reflected in its shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of the Company’s net worth, soundness and viability.
          As a result of the first quarter 2011 loss, the Bank’s capital ratios declined. Shareholders’ equity on March 31, 2011 was $132,830, a decline of $11,067 or 7.7% since December 31, 2010 and a decline of $97,359 or 42.3% since March 31, 2010.
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
          At March 31, 2011, capital ratios for the Bank and the Company remained above the statutory minimums necessary to be deemed a well-capitalized financial institution. However, they fell below the Tier 1 leverage ratio of 10.0% and the Total risk-based capital ratio of 14.0% that the Bank had informally committed to its regulators that it would maintain, as discussed further in the 2010 10-K. As described above in “Note 7 — Subsequent Events,” the Bank has been notified by the FDIC and the TDFI that those agencies intend to seek a formal enforcement action against the Bank in the form of a consent order and written agreement, respectively. Although the terms of the consent order and written agreement are not yet finalized, it is likely that the order and agreement, if issued, would contain a requirement for the Bank to maintain capital levels above those levels required to be considered “well-capitalized” under federal banking regulations, and those levels may be as high as those levels that the Bank has already informally committed to the FDIC and TDFI.

	Required	Required
	Minimum	to be
	Ratio	Well Capitalized	Bank	Company
Tier 1 risk-based capital	4.00%	6.00%	11.83%	9.36%
Total risk-based capital	8.00%	10.00%	13.11%	13.03%
Leverage Ratio	4.00%	5.00%	8.55%	6.78%
As described above, the Company recently announced that it has entered into a definitive agreement to raise approximately $217 million in new capital through the sale of newly issued common shares to North American. The transaction, which is subject to shareholder and regulatory approval, as well as the satisfaction of other customary closing conditions, is expected to be consummated in the third quarter of 2011. In connection with the investment, the Company expects that North American will enter into a binding agreement with the U. S. Department of Treasury to purchase all of the outstanding shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and related warrants to purchase shares of the Company’s common stock. The recapitalization will strengthen the Company’s and the Bank’s capital ratios and balance sheet.

Off-Balance Sheet Arrangements
     At March 31, 2011, the Company had outstanding unused lines of credit and standby letters of credit totaling $261,936 and unfunded loan commitments outstanding of $3,559. Because these commitments generally have fixed expiration dates and most will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund outstanding commitments, as noted in “Liquidity and Capital Resources — Liquidity”, as of March 31, 2011, the Company had various liquidity reserves, including $263,140 of surplus cash at the Federal Reserve, the ability to liquidate $7,931 of Federal funds sold, and $63,000 of unpledged investment securities.. The following table presents additional information about the Company’s off-balance sheet commitments as of March 31, 2011:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total
Commitments to make loans — fixed	$272	$862	$744	$152	$2,030
Commitments to make loans — variable	606	225	—	698	1,529
Unused lines of credit	126,883	22,888	14,379	72,492	236,642
Letters of credit	17,532	7,762	—	—	25,294

Total	$145,293	$31,737	$15,123	$73,342	$265,495

Disclosure of Contractual Obligations
     In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes the Company’s significant fixed and determinable contractual obligations as of March 31, 2011:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total
Certificates of deposits	$527,774	$142,656	$56,445	$3,448	$730,323
FHLB advances and notes payable	15,291	75,570	20,611	47,115	158,587
Subordinated debentures	—	—	—	88,662	88,662
Operating lease obligations	1,292	2,284	1,093	648	5,317
Deferred compensation	1,515	—	264	2,131	3,910
Purchase obligations	—	—	—	—	—

Total	$545,872	$220,510	$78,413	$142,004	$986,799

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
Effect of New Accounting Standards
          FASB — ASU — 2011-1 — In January 2011, the FASB issued ASU No. 2011-1 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-1 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. Accordingly, management has not included such disclosures in Note 3 (Loans footnote) of the interim financial statements. Management will implement the disclosures required by this standard beginning with the Company’s June 30, 2011 interim financial statements
          FASB — ASU —2011-2 In April 2011, the FASB issued ASU No. 2011-2 “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-2 provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. In conjunction with ASU 2011-1, the effective date of the disclosures has been temporarily delayed. Therefore, management has not included such disclosures in Note 3 (Loans footnote) of the financial statements. Management will implement the disclosures required by this standard beginning with the Company’s June 30, 2011 interim financial statements
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Part II, Item 7A of the 2010 10-K is incorporated in this item of this Quarterly Report by this reference. There have been no material changes in the quantitative and qualitative market risks of the Company since December 31, 2010.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).
As outlined per the Internal Control section below, management completed remediation efforts in the first quarter of 2011 related to the material weakness in internal control over financial reporting identified as of December 31, 2010 and reported on in the Company’s 2010 10-K. Management anticipates that these remedial actions strengthened the Company’s internal control over financial reporting and addressed the individual deficiencies identified as of December 31, 2010. Because some of these remedial actions take place on a quarterly basis, their successful implementation will continue to be evaluated to validate management’s assessment that the deficiencies have been remediated.

In addition to these remediation efforts, in light of the material weakness as of December 31, 2010, in preparing the Company’s Consolidated Financial Statements included in this quarterly report on Form 10-Q, the Company performed a thorough review of credit quality, focusing especially on the timely receipt and review of updated appraisals from outside independent third parties and internal supporting documentation to ensure that the Company’s Consolidated Financial Statements included in this Report have been prepared in accordance with U.S. GAAP.
Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the remediation efforts management completed in the first quarter of 2011 related to a material weakness in internal control over financial reporting identified as of December 31, 2010 and reported on in the Company’s 2010 10-K. Following management’s determination of the material weakness, management took the following remedial actions:
• During the fourth quarter of 2010 and as of December 31, 2010 all appraisals on impaired assets are, and will continue to be, ordered 90 days prior to the annual appraisal date, or when evidence of impairment has occurred, and submitted to the independent third party for review upon completion, in order to assure that all appraisals on impaired assets are received in accordance with the Company’s internal policies;
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
Management believes these remedial actions strengthened the Company’s internal control over financial reporting and addressed the individual deficiencies identified as of December 31, 2010. Because some of these remedial actions take place on a quarterly basis, their successful implementation will continue to be evaluated to validate management’s assessment that the deficiencies have been remediated.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
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
The two cases were consolidated on February 4, 2011. On February 11, 2011, the Court appointed movant Jeffrey Blomgren as lead plaintiff. On May 3, 2011, Plaintiff filed an amended and consolidated complaint alleging a class period of January 19, 2010 to November 9, 2010. Defendants have until July 11, 2011 to file a response to this amended complaint.
The Company and the individual named defendants collectively intend to vigorously defend themselves against these allegations.
On May 12, 2011, a shareholder of the Company filed a putative class action lawsuit (styled Betty Smith v. Green Bankshares, Inc. et al., Case No. 11-625-III, Davidson County, Tennessee, Chancery Court) against the Company, the Bank, the Company’s Board of Directors (Steven M. Rownd, Robert K. Leonard, Martha M. Bachman, Bruce Campbell, W.T. Daniels, Samuel E. Lynch, Bill Mooningham, John Tolsma, Kenneth R. Vaught, and Charles E. Whitfield, Jr.), and North American on behalf of all persons holding common stock of the Company. This lawsuit was filed following the Company’s public announcement on May 5, 2011 of its entering into the Investment Agreement with North American and relates to the proposed investment in the Company by North American.
The complaint alleges that the individual defendants breached their fiduciary duties by accepting a sale price for the shares to be sold to North American that was unfair to the Company’s shareholders. The complaint also alleges that the Company, the Bank and North American aided and abetted these breaches of fiduciary duty. It seeks injunctive relief and/or rescission of the proposed investment by North American and fees and expenses in an unspecified amount.
The Company and the individual defendants collectively intend to vigorously defend themselves against these class action allegations.
The Company and its subsidiaries are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company’s results of operations.
Item 1A. Risk Factors
          Except as set forth below, there were no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010:
We have a significant deferred tax asset and cannot assure you that it will be fully realized.
     We had net DTA of $6 million as of the period ended March 31, 2011. A valuation allowance is recognized for a net DTA if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire DTA will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, the Company entered into a three-year cumulative pre-tax loss position (excluding the goodwill impairment charge recognized in the second quarter of 2009) as of September 30, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome. The Company’s estimate of the realization of its net DTA was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years, pre-tax core operating projections, tax planning strategies, and the longevity of the Company. Based on management’s calculation, a valuation allowance of $47,563, or 88.2% of the net DTA, was an adequate estimate as of March 31, 2011. This estimate resulted in an allowance for the DTA in the income statement of $4,108 (?) for the three months ended March 31, 2011. If the Company’s financial condition were to deteriorate significantly from those assumptions used by management in making its determination, we could be required to take an additional valuation allowance against the remaining $6 million net DTA. Once profitability has been restored for a reasonable time, generally considered four consecutive quarters, and such profitability is considered sustainable, the valuation allowance would be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on the circumstances that exist as of that future date.
Failure to complete our proposed issuance of common stock to North American could negatively affect us.
     On May 5, 2011, we entered into the Investment Agreement with North American to raise approximately $217 million in new capital through the sale of newly issued common shares to North American. The transaction, which is subject to shareholder and regulatory approval, as well as the satisfaction of other customary closing conditions, is expected to be consummated in the third quarter of 2011. There is no assurance that our shareholders will approve the issuance of common stock pursuant to the terms of the investment agreement, or any of the other matters related to the transaction requiring shareholder approval, and there is no assurance that the other conditions to the completion of the transaction will be satisfied. In connection with the transaction, we will be subject to several risks, including the following:
•	the current market price of our common stock may reflect a market assumption that the transaction will occur, and a failure to complete the transaction could result in a decline in the market price of our common stock;

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the investment agreement, including a termination that under certain circumstances would require us to pay a $750,000 expense reimbursement and $8 million termination fee to North American;

•	the outcome of any legal proceedings that have been or may be instituted against us and others relating to the investment agreement;

•	the failure of the transaction to close for any reason, including the inability to complete the transaction due to the failure to obtain shareholder approval or the failure to satisfy other conditions to consummation of the transaction, and the risk that any failure of the transaction to close may adversely affect our business and the price of our common stock;

•	the potential adverse effect on our business, properties and operations of any affirmative or negative covenants we agreed to in the investment agreement;

•	risks that the proposed transaction diverts management’s attention and disrupts current plans and operations, and potential difficulties in employee retention as a result of the transaction;

•	the effect of the announcement of the transaction and actions taken in anticipation of the transaction on our business relationships, operating results and business generally; and

•	the amount of the costs, fees, expenses and charges related to the transaction.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          The Company made no unregistered sales of its equity securities or repurchases of its common stock during the quarter ended March 31, 2011.
Item 3. Defaults Upon Senior Securities
     None
Item 4. (Removed and Reserved)
     None

Item 5. Other Information
     None
Item 6. Exhibits
     See Exhibit Index immediately following the signature page hereto.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Bankshares, Inc. Registrant
Date: May 16, 2011	By:	/s/ James E. Adams
James E. Adams
Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description

10.1	Consulting Agreement, dated as of March 18, 2011, by and among Green Bancshares, Inc., GreenBank and James E. Adams.

10.2	Investment Agreement, dated May 5, 2011, among Green Bankshares, Inc., GreenBank and North American Financial Holdings, Inc. — incorporated herein by reference to the Company’s Current Report on Form 8-K filed May 6, 2011.

10.3	Stock Option Agreement, dated May 5, 2011, between Green Bankshares, Inc. and North American Financial Holdings, Inc. — incorporated herein by reference to the Company’s Current Report on Form 8-K filed May 6, 2011.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002