Form 10-Q
period 2011-06-30
GREEN BANKSHARES, INC.
filed 2011-08-11
CIK 764402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☑
As of August 5, 2011, the number of shares outstanding of the issuer’s common stock was: 13,257,606.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of Green Bankshares, Inc. and its wholly owned subsidiaries are as follows:

Condensed Consolidated Balance Sheets — June 30, 2011 and December 31, 2010	2

Condensed Consolidated Statements of Income (Loss) — For the three and six months ended June 30, 2011 and 2010	3

Condensed Consolidated Statement of Changes in Shareholders’ Equity — For the six months ended June 30, 2011	4

Condensed Consolidated Statements of Cash Flows — For the six months ended June 30, 2011 and 2010	5

Notes to Condensed Consolidated Financial Statements	6

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2011 and December 31, 2010
(Amounts in thousands, except share and per share data)

	(Unaudited)
	June 30,	December 31,
	2011	2010*
ASSETS
Cash and due from banks	$339,242	$289,358
Federal funds sold	5,023	4,856

Cash and cash equivalents	344,265	294,214
Interest earning deposits in other banks	—	—
Securities available for sale	217,556	202,002
Securities held to maturity (with a market value of $467)	—	465
Loans held for sale	617	1,299
Loans, net of unearned interest	1,560,503	1,745,378
Allowance for loan losses	(62,728)	(66,830)
Other real estate owned and repossessed assets	79,690	60,095
Premises and equipment, net	76,886	78,794
FHLB and other stock, at cost	12,734	12,734
Cash surrender value of life insurance	32,040	31,479
Core deposit and other intangibles	5,502	6,751
Deferred tax asset (net of valuation allowance of $52,268 and $43,455)	5,645	2,177
Other assets	21,105	37,482

Total assets	$2,293,815	$2,406,040

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Non-interest bearing deposits	$171,369	$152,752
Interest bearing deposits	1,710,620	1,822,703
Brokered deposits	1,399	1,399

Total deposits	1,883,388	1,976,854

Repurchase agreements	18,713	19,413
FHLB advances and notes payable	157,859	158,653
Subordinated debentures	88,662	88,662
Accrued interest payable and other liabilities	23,147	18,561

Total liabilities	$2,171,769	$2,262,143

Shareholders’ equity
Preferred stock: no par, 1,000,000 shares authorized, 72,278 shares outstanding	$68,815	$68,121
Common stock: $2 par, 20,000,000 shares authorized, 13,257,606 and 13,188,896 shares outstanding	26,515	26,378
Common stock warrants	6,934	6,934
Additional paid-in capital	189,051	188,901
Accumulated Deficit	(171,381)	(147,436)
Accumulated other comprehensive income	2,112	999

Total shareholders’ equity	122,046	143,897

Total liabilities and shareholders’ equity	$2,293,815	$2,406,040

*	Derived from the audited consolidated balance sheet, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Three and Six Months Ended June 30, 2011 and 2010
(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Interest income
Interest and fees on loans	$23,804	$29,374	$48,404	$59,434
Taxable securities	1,686	1,391	3,088	2,679
Nontaxable securities	281	306	586	618
FHLB and other stock	134	134	272	272
Federal funds sold and other	170	99	350	193

Total interest income	26,075	31,304	52,700	63,196

Interest expense
Deposits	4,561	7,626	9,892	15,687
Federal funds purchased and repurchase agreements	4	5	8	11
FHLB advances and notes payable	1,570	1,712	3,113	3,406
Subordinated debentures	488	488	969	960

Total interest expense	6,623	9,831	13,982	20,064

Net interest income	19,452	21,473	38,718	43,132

Provision for loan losses	14,333	4,749	28,229	8,638

Net interest income after provision for loan losses	5,119	16,724	10,489	34,494

Non-interest income
Service charges on deposit accounts	6,377	6,692	12,208	12,632
Other charges and fees	369	383	799	739
Trust and investment services income	497	757	1,012	1,339
Mortgage banking income	112	123	199	241
Other income	881	909	1,646	1,599
Securities gains (losses), net
Other-than-temporary impairment	—	(553)	—	(553)
Less non-credit portion recognized in other comprehensive income	—	460	—	460

Total non-interest income	8,236	8,771	15,864	16,457

Non-interest expense
Employee compensation	7,324	7,972	15,455	15,637
Employee benefits	879	816	1,856	1,793
Occupancy expense	1,710	1,684	3,504	3,383
Equipment expense	638	668	1,516	1,376
Computer hardware/software expense	936	886	1,855	1,710
Professional services	1,122	576	1,910	1,183
Advertising	367	806	1,085	1,404
OREO maintenance expense	1,194	554	2,349	999
Collection and repossession expense	772	534	1,319	1,821
Loss on OREO and repossessed assets	4,328	926	6,429	1,435
FDIC Insurance	1,284	1,209	2,370	2,060
Core deposit and other intangibles amortization	623	640	1,249	1,291

Other expenses	3,593	4,003	6,901	7,728

Total non-interest expenses	24,770	21,274	47,798	41,820

Income (loss) before income taxes	(11,415)	4,221	(21,445)	9,131

Provision (benefit) for income taxes	(281)	1,410	—	3,124

Net income (loss)	$(11,134)	$2,811	$(21,445)	$6,007

Preferred stock dividends and accretion of discount	1,250	1,250	2,500	2,500

Net income (loss) available to common shareholders	$(12,384)	$1,561	$(23,945)	$3,507

Per share of common stock:
Basic earnings (loss)	$(0.94)	$0.12	$(1.83)	$0.27

Diluted earnings (loss)	(0.94)	0.12	(1.83)	0.27

Weighted average shares outstanding:
Basic	13,126,923	13,097,611	13,117,811	13,090,021

Diluted[1]	13,126,923	13,158,131	13,117,811	13,148,226

[1]	Diluted weighted average shares outstanding exclude 92,524 and 85,697 restricted average shares for the three and six month periods ended June 30, 2011 because their impact would be anti-dilutive.
See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2011
(Unaudited)
(Amounts in thousands, except share and per share data)

				Warrants			Accumulated
				For	Additional		Other	Total
	Preferred	Common Stock		Common	Paid-in	Accumulated	Comprehensive	Shareholders’
	Stock	Shares	Amount	Stock	Capital	(Deficit)	Income	Equity
Balance, December 31, 2010	$68,121	13,188,896	$26,378	$6,934	$188,901	$(147,436)	$999	$143,897

Preferred stock transactions:
Accretion of preferred stock discount	694	—	—	—	—	(694)	—	—
Preferred stock dividends accrued	—	—	—	—	—	(1,806)	—	(1,806)
Common stock transactions:
Issuance of restricted common shares	—	77,356	154	—	29			183
Forfeiture of restricted common shares	—	(8,646)	(17)	—	(87)	—	—	(104)
Compensation expense:
Stock options	—	—	—	—	50	—	—	50
Restricted stock	—	—	—	—	158	—	—	158
Comprehensive income/(loss):
Net (loss)	—	—	—	—	—	(21,445)	—	(21,445)
Change in unrealized gains, net of reclassification and taxes	—	—	—	—	—	—	1,113	1,113

Total comprehensive income/(loss)								(20,331)

Balance, June 30, 2011	$68,815	13,257,606	$26,515	$6,934	$189,051	$(171,381)	$2,112	$122,046

See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(Amounts in thousands, except share and per share data)

	June 30,	June 30,
	2011	2010
	(Unaudited)

Cash flows from operating activities
Net income (loss)	$(21,445)	$6,007
Adjustments to reconcile net income / (loss) to net cash provided by operating Activities
Provision for loan losses	28,229	8,638
Depreciation and amortization	3,442	3,619
Security amortization and accretion, net	199	235
Write down of investments for impairment	—	93
Net gain on sale of mortgage loans	(185)	(222)
Originations of mortgage loans held for sale	(14,560)	(18,759)
Proceeds from sales of mortgage loans	15,427	19,685
Increase in cash surrender value of life insurance	(561)	(595)
Net losses from sales of fixed assets	223	5
Stock-based compensation expense	287	316
Net loss on other real estate and repossessed assets	6,429	1,435
Deferred tax benefit	—	(516)
Net changes:
Other assets	12,193	6,631
Accrued interest payable and other liabilities	2,779	(3,561)

Net cash provided by operating activities	32,457	23,011

Cash flows from investing activities
Purchase of securities available for sale	(59,790)	(85,684)
Proceeds from maturities of securities available for sale	45,868	70,025
Proceeds from maturities of securities held to maturity	465	10
Net change in loans	111,627	77,775
Proceeds from sale of other real estate	15,154	8,357
Improvements to other real estate	(261)	(450)
Proceeds from sale of fixed assets	7	—
Premises and equipment expenditures	(516)	(951)

Net cash provided by investing activities	112,554	69,082

Cash flows from financing activities
Net change in deposits	(93,466)	(87,072)
Net change in brokered deposits	—	(5,185)
Net change in repurchase agreements	(700)	(209)
Repayments of FHLB advances and notes payable	(794)	(161)
Preferred stock dividends paid	—	(1,805)

Net cash (used) in financing activities	(94,960)	(94,432)

Net change in cash and cash equivalents	50,051	(2,339)

Cash and cash equivalents, beginning of period	294,214	210,494

Cash and cash equivalents, end of period	$344,265	$208,155

Supplemental disclosures — cash and noncash
Interest paid	$13,313	$20,639
Loans converted to other real estate	41,261	30,879
Unrealized gain on available for sale securities, net of tax	1,113	1,863
Loans Originated to finance / sell other real estate	1,568	—
Preferred Dividends Declared	1,806	—
See notes to condensed consolidated financial statements.

NOTE 1 — PRINCIPLES OF CONSOLIDATION
The accompanying unaudited condensed consolidated financial statements of Green Bankshares, Inc. (the “Company”) and its wholly owned subsidiary, GreenBank (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain amounts from prior period financial statements have been reclassified to conform to the current year’s presentation.
NOTE 2 — SECURITIES
Securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
June 30, 2011
U.S. government agencies	$68,950	$210	$(282)	$68,878
States and political subdivisions	28,893	843	(392)	29,344
CMO Agency	88,678	2,442	(166)	90,954
CMO Non-Agency	3,354	32	(75)	3,311
Mortgage-backed securities	22,362	1,032	(6)	23,388
Trust preferred securities	1,844	—	(163)	1,681

	$214,081	$4,559	$(1,084)	$217,556

December 31, 2010
U.S. government agencies	$84,106	$115	$(922)	$83,299
States and political subdivisions	31,192	705	(396)	31,501
CMO Agency	62,589	1,858	(265)	64,182
CMO Non-Agency	3,454	43	(104)	3,393
Mortgage-backed securities	17,168	815	(19)	17,964
Trust preferred securities	1,850	—	(187)	1,663

	$200,359	$3,536	$(1,893)	$202,002

Held to maturity
December 31, 2010
States and political subdivisions	$215	$1	$—	$216
Other securities	250	1	—	251

	$465	$2	$—	$467

(Continued)

NOTE 2 — SECURITIES (Continued)
Contractual maturities of securities at June 30, 2011 are shown below. Securities not due at a single maturity date, collateralized mortgage obligations and mortgage-backed securities are shown separately.

Available for Sale
Fair
Value
Due in one year or less	$1,018
Due after one year through five years	4,676
Due after five years through ten years	52,499
Due after ten years	41,710
Collateralized mortgage obligations	94,265
Mortgage-backed securities	23,388

Total maturities	$217,556

There were no realized gross gains or (losses) from sales of investment securities for the three and six month periods ended June 30, 2011 and 2010, respectively.
Securities with a carrying value of $190,329 and $135,692 at June 30, 2011 and December 31, 2010, respectively, were pledged for public deposits and securities sold under agreements to repurchase and to the Federal Reserve Bank. The balance of pledged securities in excess of the pledging requirements was $27,833 and $7,983 at June 30, 2011 and December 31, 2010, respectively.
Securities with unrealized losses at June 30, 2011 and December 31, 2010 are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2011
U. S. government agencies	$23,690	$(282)	$—	$—	$23,690	$(282)
States and political subdivisions	1,425	(162)	1,754	(230)	3,179	(392)
CMO Agency	10,372	(166)	—	—	10,372	(166)
CMO Non-Agency	—	—	2,728	(75)	2,728	(75)
Mortgage-backed securities	2,040	(3)	5	(3)	2,045	(6)
Trust preferred securities	—	—	1,681	(163)	1,681	(163)

Total temporarily impaired	$37,527	$(613)	$6,168	$(471)	$43,695	$(1,084)

December 31, 2010
U. S. government agencies	$65,178	$(922)	$—	$—	$65,178	$(922)
States and political subdivisions	2,488	(114)	1,659	(282)	4,147	(396)
CMO Agency	14,666	(265)	—	—	14,666	(265)
CMO Non-Agency	—	—	2,699	(104)	2,699	(104)
Mortgage-backed securities	2,821	(17)	8	(2)	2,829	(19)
Trust preferred securities	—	—	1,663	(187)	1,663	(187)

Total temporarily impaired	$85,153	$(1,318)	$6,029	$(575)	$91,182	$(1,893)

(Continued)

NOTE 2 — SECURITIES (Continued)
The Company reviews its investment portfolio on a quarterly basis judging each investment for other-than-temporary impairment (“OTTI”). Management does not have the intent to sell any of the temporarily impaired investments and believes it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The OTTI analysis focuses on the duration and amount a security is below book value and assesses a calculation for both a credit loss and a non-credit loss for each measured security considering the security’s type, performance, underlying collateral, and any current or potential debt rating changes. The OTTI calculation for credit loss is reflected in the income statement while the non-credit loss is reflected in other comprehensive income (loss).
The Company holds a single issue trust preferred security issued by a privately held bank holding company. The bank holding company deferred its interest payments beginning in the second quarter of 2009, and we have placed the security on non-accrual. The Federal Reserve Bank of St. Louis entered into an agreement with the bank holding company on October 22, 2009 which was made public on October 30, 2009. Among other provisions of the regulatory agreement, the bank holding company must strengthen its management of operations, strengthen its credit risk management practices, and submit a capital plan. As of June 30, 2011 no other communications between the bank holding company and the Federal Reserve Bank of St. Louis have been made public. Our estimated fair value implies an unrealized loss of $37, related primarily to illiquidity. The Company did not recognize other-than-temporary impairment on the security for the three and six months ended June 30, 2011. Cumulative other-than-temporary impairment recognized for this security is $854.
The Company holds a private label class A21 collateralized mortgage obligation that was analyzed for the quarter ended June 30, 2011 with multiple stress scenarios using conservative assumptions for underlying collateral defaults, loss severity, and prepayments. The security’s estimated fair value implies an unrealized loss of $74, an improvement of $30 compared to December 31, 2010. The Company did not recognize a write-down through non-interest income representing other-than-temporary impairment on the security for the three and six months ended June 30, 2011. Cumulative other-than-temporary impairment recognized for this security is $197.
(Continued)

NOTE 2 — SECURITIES (Continued)
The following table presents more detail on selective Company security holdings as of June 30, 2011. These details are listed separately due to the inherent level of risk for OTTI on these securities.

		Current
		Credit	Book	Fair	Unrealized
Description	Cusip#	Rating	Value	Value	Loss

Collateralized mortgage obligations
Wells Fargo — 2007 - 4 A21	94985RAW2	Caa2	$2,802	$2,728	$(74)

Trust preferred securities
West Tennessee Bancshares, Inc.	956192AA6	N/A	675	638	(37)
The following table presents a roll-forward of the cumulative amount of credit losses on the Company’s investment securities that have been recognized through earnings as of June 30, 2011 and 2010. There were no credit losses on the Company’s investment securities recognized in earnings for the three and six months ended June 30, 2011.

	Six months	Six months
	ended	ended
	6/30/2011	6/30/2010
Beginning balance of credit losses at January 1, 2011 and 2010	$1,069	$976
Other-than-temporary impairment credit losses	—	93

Ending balance of cumulative credit losses recognized in earnings	$1,069	$1,069

(Continued)

NOTE 3 — LOANS
Loans at June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
	2011	2010

Commercial real estate	$932,955	$1,080,805
Residential real estate	372,320	378,783
Commercial	193,158	222,927
Consumer	74,408	75,498
Other	3,058	1,913
Unearned income	(15,396)	(14,548)

Loans, net of unearned income	$1,560,503	$1,745,378

Allowance for loan losses	$(62,728)	$(66,830)

Activity in the allowance for loan losses for the three and six months ended June 30, 2011 and 2010 is as follows:

	June 30,	June 30,
	2011	2010

Beginning balance	$66,830	$50,161
Add (deduct):
Provision for loan losses	28,229	8,638
Loans charged off	(33,632)	(10,049)
Recoveries of loans charged off	1,301	1,299

Balance, end of year	$62,728	$50,049

(Continued)

NOTE 3 — LOANS (Continued)
Activity in the allowance for loan losses and recorded investment in loans by segment:
3 Months Ended Allowance Rollforward:

	Commercial	Residential
	Real Estate	Real Estate	Commercial	Consumer	Other	Total
June 30, 2011
Allowance for loan losses:
Beginning balance	$53,366	$4,382	$5,645	$1,708	$8	$65,109
Add (deduct):
Charge-offs	(14,854)	(506)	(1,341)	(524)	—	(17,225)
Recoveries	216	24	118	153	—	511
Provision	10,744	997	1,011	1,491	—	14,333

Ending balance	$49,472	$4,897	$5,523	$2,828	$8	$62,728

6 Months Ended Allowance Rollforward:

	Commercial	Residential
	Real Estate	Real Estate	Commercial	Consumer	Other	Total
June 30, 2011
Allowance for loan losses:
Beginning balance	$54,203	$4,431	$5,080	$3,108	$8	$66,830
Add (deduct):
Charge-offs	(29,775)	(819)	(2,069)	(969)	—	(33,632)
Recoveries	413	53	496	339	—	1,301
Provision	24,631	1,232	2,016	350	—	28,229

Ending balance	$49,472	$4,897	$5,523	$2,828	$8	$62,728

As of June 30, 2011
Allowance for loan losses:
Allocation for loans individually evaluated for impairment	$19,296	$229	$1,071	$88	$—	$20,684

Allocation for loans collectively evaluated for impairment	30,176	4,668	4,452	2,740	8	42,044

Ending balance	$49,472	$4,897	$5,523	$2,828	$8	$62,728

As of December 31, 2010

Allowance for loan losses:

Allocation for loans individually evaluated for impairment	$22,939	$1,027	$722	$146	$—	$24,834

Allocation for loans collectively evaluated for impairment	31,264	3,404	4,358	2,962	8	41,996

Ending balance	$54,203	$4,431	$5,080	$3,108	$8	$66,830

As of June 30, 2011
Loans:

Ending balance: individually evaluated for impairment	$139,240	$9,044	$8,036	$988	$—	$157,308

Ending balance: collectively evaluated for impairment	$793,715	$356,800	$185,122	$64,500	$3,058	$1,403,195

As of December 31, 2010
Loans:
Ending balance: individually evaluated for impairment	$170,175	$8,697	$6,149	$970	$—	$185,991

Ending balance: collectively evaluated for impairment	$910,630	$363,506	$216,778	$66,470	$1,913	$1,559,387

(Continued)

NOTE 3 — LOANS (Continued)
Impaired loans by class are presented below as of June 30, 2011:

						3 Months Ended		6 Months Ended
	Unpaid	Recorded	Recorded	Total		Average	Interest	Average	Interest
	Principal	investment with	investment	Recorded	Related	Recorded	Income	Recorded	Income
	Balance	no allowance	with allowance	Investment	Allowance	Investment	Recognized	Investment	Recognized

Commercial Real Estate:
Speculative 1-4 Family	$92,992	$33,514	$32,970	66,484	$13,942	$67,203	$178	$79,743	$231
Construction	45,137	22,341	7,725	30,066	2,700	31,769	75	49,747	71
Owner Occupied	14,385	15,162	353	15,515	100	15,966	57	15,144	18
Non-owner Occupied	22,839	18,559	7,497	26,056	2,554	26,883	169	44,177	182
Other	1,159	1,119	—	1,119	—	1,160	—	706	—
Residential Real Estate:
HELOC	3,173	3,369	—	3,369	—	3,381	23	3,206	15
Mortgage-Prime	5,097	4,399	656	5,055	156	5,237	37	6,334	41
Mortgage-Subprime	484	—	484	484	73	474	—	562	—
Other	156	136	—	136	—	137	1	142	1
Commercial:	8,945	3,380	4,656	8,036	1,071	8,056	36	7,825	17
Other	—	—	—	—	—	—	—	—	—
Consumer:
Prime	235	225	—	225	—	234	2	235	3
Subprime	262	—	262	262	38	252	—	169	—
Auto-Subprime	501	—	501	501	50	490	—	457	—
Other:	—	—	—	—	—	—	—	—	—

Total	195,365	$102,204	$55,104	157,308	20,684	161,242	578	208,447	579

(Continued)

NOTE 3 — LOANS (Continued)
Impaired loans by class are presented below as of December 31, 2010:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Commercial Real Estate:
Speculative 1-4 Family	$72,138	$98,141	$11,830	$85,487	$2,292
Construction	56,758	69,355	8,366	63,710	2,565
Owner Occupied	13,590	14,513	851	14,119	644
Non-owner Occupied	25,824	27,561	1,823	28,786	1,375
Other	1,865	2,090	69	2,278	66
Residential Real Estate:
HELOC	2,807	2,894	346	2,603	88
Mortgage-Prime	4,539	4,722	590	4,661	209
Mortgage-Subprime	370	370	57	370	—
Other	981	1,285	34	2,419	47
Commercial:	6,149	7,510	722	6,729	171
Consumer:
Prime	217	228	32	252	13
Subprime	228	228	35	228	—
Auto-Subprime	525	525	79	525	—
Other:	—	—	—	—	—

Total	185,991	229,422	24,834	212,167	7,470

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
(Continued)

NOTE 3 — LOANS (Continued)
Credit quality indicators by class are presented below as of June 30, 2011:

	Speculative 1-4		Owner	Non-Owner
	Family	Construction	Occupied	Occupied	Other
Commercial Real Estate Credit Exposure
Prime	$—	$—	$—	$—	$—
Desirable	—	1,585	905	168	—
Satisfactory tier I	2,535	910	24,776	26,888	654
Satisfactory tier II	12,294	19,052	101,512	155,877	6,171
Acceptable with care	57,686	42,313	58,237	172,882	6,005
Management Watch	24,454	14,637	7,535	35,457	2,024
Substandard	73,833	32,509	16,645	32,427	2,984
Loss	—	—	—	—	—

Total	170,802	111,006	209,610	423,699	17,838

Credit quality indicators by class are presented below as of December 31, 2010:

	Speculative 1-4		Owner	Non-Owner
	Family	Construction	Occupied	Occupied	Other
Commercial Real Estate Credit Exposure
Prime	$—	$—	$—	$—	$—
Desirable	—	1,573	968	177	—
Satisfactory tier I	2,836	978	38,623	56,221	4,246
Satisfactory tier II	14,010	34,239	102,383	130,850	17,999
Acceptable with care	69,902	47,093	62,198	159,216	45,597
Management Watch	27,383	15,259	5,298	26,415	2,965
Substandard	91,845	61,388	16,289	38,037	6,817
Loss	—	—	—	—	—

Total	205,976	160,530	225,759	410,916	77,624

(Continued)

NOTE 3 — LOANS (Continued)

	June 30,	December 31,
	2011	2010
	Commercial	Commercial
Commercial Credit Exposure
Prime	$1,421	$1,236
Desirable	4,595	7,951
Satisfactory tier I	29,006	33,859
Satisfactory tier II	76,894	91,505
Acceptable with care	63,420	72,286
Management Watch	5,077	8,511
Substandard	12,745	7,579
Loss	—	—

Total	193,158	222,927

As of June 30, 2011

			Mortgage –
	HELOC	Mortgage	Subprime	Other
Consumer Real Estate Credit Exposure
Pass	$192,875	$147,183	$11,682	$3,304
Management Watch	797	2,076	—	—
Substandard	3,055	4,750	—	122

Total	196,727	154,009	11,682	3,426

As of December 31, 2010

			Mortgage –
	HELOC	Mortgage	Subprime	Other
Consumer Real Estate Credit Exposure
Pass	$188,086	$131,845	$11,692	$29,833
Management Watch	1,017	317	—	—
Substandard	2,807	5,117	50	1,529

Total	191,910	137,279	11,742	31,362

(Continued)

NOTE 3 — LOANS (Continued)

		Consumer –	Consumer Auto
As of June 30, 2011	Consumer – Prime	Subprime	– Subprime
Consumer Credit Exposure
Pass	$32,195	$13,515	$19,453
Management Watch	—	—	—
Substandard	225	8	92

Total	32,420	13,523	19,545

		Consumer –	Consumer Auto
As of December 31, 2010	Consumer – Prime	Subprime	– Subprime
Consumer Credit Exposure
Pass	$35,029	$13,093	$18,588
Management Watch	—	—	—
Substandard	217	39	474

Total	35,246	13,132	19,062

A substantial portion of commercial real estate loans are secured by real estate in markets in which the Company is located. These loans are often restructured with interest reserves to fund interest costs during the construction and development period. Additionally, certain of these loans are structured with interest-only terms. A portion of the consumer mortgage and commercial real estate portfolios were originated through the permanent financing of construction, acquisition and development loans. The prolonged economic downturn has negatively impacted many borrower’s and guarantors’ ability to make payments under the terms of the loans as their liquidity has been depleted. Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes in real estate values in these areas. Continued economic distress could negatively impact additional borrowers’ and guarantors’ ability to repay their debt which will make more of the Company’s loans collateral dependent.
(Continued)

NOTE 3 — LOANS (Continued)
Age analysis of past due loans by class are presented below as of June 30, 2011:

							Recorded
							Investment
			Greater				> 90 Days
	30-59 Days	60-89 Days	Than 90	Total Past			and
	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing

Commercial real estate:
Speculative 1-4 Family	$6,221	$331	$38,835	$45,387	$125,415	$170,802	$—
Construction	19	18,225	3,332	21,576	89,430	111,006	—
Owner Occupied	1,262	1,865	9,374	12,501	197,109	209,610	—
Non-owner Occupied	4,293	3,411	6,495	14,199	409,500	423,699	—
Other	232	507	114	853	16,985	17,838	160
Residential real estate:
HELOC	1,264	221	612	2,097	194,630	196,727	—
Mortgage-Prime	2,773	930	2,270	5,973	148,036	154,009	—
Mortgage-Subprime	75	—	—	75	11,607	11,682	—
Other	148	46	115	309	3,117	3,426	—
Commercial	4,330	42	3,401	7,773	185,385	193,158	248
Consumer:
Prime	153	39	31	223	32,196	32,419	—
Subprime	164	62	10	236	13,287	13,523	—
Auto-Subprime	572	139	134	845	18,701	19,546
Other	—	—	—	—	3,058	3,058	—

Total	21,506	25,818	64,723	112,047	1,448,456	1,560,503	408

(Continued)

NOTE 3 — LOANS (Continued)
Age analysis of past due loans by class are presented below for December 31, 2010:

							Recorded
							Investment
			Greater				> 90 Days
	30-59 Days	60-89 Days	Than 90	Total Past			and
	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing

Commercial real estate:
Speculative 1-4 Family	$22,267	$1,777	$30,802	$54,846	$151,130	$205,976	$1,758
Construction	14,541	—	26,915	41,456	119,074	160,530	—
Owner Occupied	8,114	1,633	4,137	13,884	211,875	225,759	—
Non-owner Occupied	4,014	5,961	8,814	18,789	392,127	410,916	170
Other	116	865	1,491	2,472	75,152	77,624	18
Residential real estate:
HELOC	747	358	644	1,749	190,161	191,910	—
Mortgage-Prime	1,359	915	1,779	4,053	133,226	137,279	8
Mortgage-Subprime	100	51	98	249	11,493	11,742	—
Other	403	176	566	1,145	30,217	31,362	19
Commercial	2,422	593	3,922	6,937	215,990	222,927	92
Consumer:
Prime	315	86	108	509	34,737	35,246	29
Subprime	155	64	6	225	12,907	13,132	—
Auto-Subprime	476	166	101	743	18,319	19,062	18
Other	73	—	—	73	1,840	1,913	—

Total	55,102	12,645	79,383	147,130	1,598,248	1,745,378	2,112

(Continued)

NOTE 3 — LOANS (Continued)
Non-accrual loans by class are presented below:

	June 30, 2011	December 31, 2010
Commercial real estate:
Speculative 1-4 Family	$61,521	$63,298
Construction	29,550	41,789
Owner Occupied	12,808	5,511
Non-owner Occupied	12,747	18,772
Other	1,119	1,865
Residential real estate:
HELOC	1,797	1,668
Mortgage-Prime	3,355	3,350
Mortgage-Subprime	275	254
Other	115	957
Commercial	7,754	5,813
Consumer:
Prime	126	130
Subprime	167	107
Auto-Subprime	215	193
Other	—	—

Total	131,549	143,707

Nonperforming loans were as follows:

	June 30, 2011	December 31, 2010

Loans past due 90 days still on accrual	$408	$2,112
Nonaccrual loans	131,549	143,707

Total	$131,957	$145,819

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
(Continued)

NOTE 3 — LOANS (Continued)
The Company may elect to formally restructure a loan due to the weakening credit status of a borrower so that the restructuring may facilitate a repayment plan that minimizes the potential losses that the Company may have to otherwise incur. At June 30, 2011, the Company had $44,580 of restructured loans of which $23,183 was classified as non-accrual and the remaining were performing. The Company had taken charge-offs of $3,181 on the restructured non-accrual loans as of June 30, 2011. At December 31, 2010, the Company had $49,537 of restructured loans of which $9,597 was classified as non-accrual and the remaining were performing. The Company had taken charge-offs of $843 on the restructured non-accrual loans as of December 31, 2010.
The aggregate amount of loans to executive officers and directors of the Company and their related interests was approximately $6,784 and $7,848 at June 30, 2011 and December 31, 2010, respectively.
(Continued)

NOTE 4 — EARNINGS PER SHARE OF COMMON STOCK
Basic earnings (loss) per share (“EPS”) of common stock is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share of common stock is computed by dividing net income available to common shareholders by the weighted average number of common shares and potential common shares outstanding during the period. Stock options, warrants and restricted common shares are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the three and six months ended June 30, 2011, 978,659 options and warrants are excluded from the effect of dilutive securities because they are anti-dilutive; 1,017,645 options are similarly excluded from the effect of dilutive securities for the three and six months ended June 30, 2010.
The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,
	2011	2010
Basic Earnings (loss) Per Share

Net income (loss)	$(11,134)	$2,811
Less: preferred stock dividends and accretion of discount on warrants	1,250	1,250

Net income (loss) available to common shareholders	$(12,384)	$1,561

Weighted average common shares outstanding	13,126,923	13,097,611

Basic earnings (loss) per share available to common shareholders	$(0.94)	$0.12

Diluted Earnings (loss) Per Share

Net income (loss)	$(11,134)	$2,811
Less: preferred stock dividends and accretion of discount on warrants	1,250	1,250

Net income (loss) available to common shareholders	$(12,384)	$1,561

Weighted average common shares outstanding	13,126,923	13,097,611

Add: Dilutive effects of assumed conversions of restricted stock and exercises of stock options and warrants	—	60,520

Weighted average common and dilutive potential common shares outstanding	13,126,923	13,158,131

Diluted earnings (loss) per share available to common shareholders	$(0.94)	$0.12

[1]	Diluted weighted average shares outstanding exclude 105,734 restricted average shares for the three month period ended June 30, 2011 because their impact would be anti-dilutive.
(Continued)

NOTE 4 — EARNINGS PER SHARE OF COMMON STOCK (Continued)

	Six Months Ended
	June 30,
	2011	2010
Basic Earnings (Loss) Per Common Share

Net income (loss)	$(21,445)	$6,007
Less: preferred stock dividends and accretion of discount on warrants	2,500	2,500

Net income (loss) available to common shareholders	$(23,945)	$3,507

Weighted average common shares outstanding	13,117,811	13,090,021

Basic earnings (loss) per share available to common shareholders	$(1.83)	$.27

Diluted Earnings (Loss) Per Common Share

Net income (loss)	$(21,445)	$6,007
Less: preferred stock dividends and accretion of discount on warrants	2,500	2,500

Net income (loss) available to common shareholders	$(23,945)	$3,507

Weighted average common shares outstanding	13,117,811	13,090,021

Add: Dilutive effects of assumed conversions of restricted stock and exercises of stock options and warrants[1]	—	58,025

Weighted average common and dilutive potential common shares outstanding	13,117,811	13,148,226

Diluted earnings (loss) per share available to common shareholders	$(1.83)	$.27

[1]
Diluted weighted average shares outstanding exclude 92,524 and 85,697 restricted average shares for the three and six month periods ended June 30, 2011 respectively because their impact would be anti-dilutive.

(Continued)

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

Three months ended June 30, 2011	Bank	Other Segments	Holding Company	Eliminations	Totals
Net interest income (expense)	$17,777	$2,186	$(511)	$—	$19,452
Provision for loan losses	14,119	214	—	—	14,333
Noninterest income	8,019	381	64	(228)	8,236
Noninterest expense	23,110	1,184	704	(228)	24,770
Income tax expense (benefit)	(285)	464	(460)	—	(281)

Segment profit (loss)	$(11,148)	$705	$(691)	$—	$(11,134)

Segment assets at June 30, 2011	$2,242,705	$43,448	$7,662	$—	$2,293,815

Three months ended June 30, 2010	Bank	Other Segments	Holding Company	Eliminations	Totals
Net interest income (expense)	$19,859	$2,103	$(489)	$—	$21,473
Provision for loan losses	4,439	310	—	—	4,749
Noninterest income	8,529	417	52	(227)	8,771
Noninterest expense	19,948	1,141	412	(227)	21,274
Income tax expense (benefit)	1,287	418	(295)	—	1,410

Segment profit (loss)	$2,714	$651	$(554)	$—	$2,811

Segment assets at June 30, 2010	$2,477,386	$42,234	$9,712	$—	$2,529,332

Six months ended June 30, 2011	Bank	Other Segments	Holding Company	Eliminations	Totals
Net interest income (expense)	$35,387	$4,334	$(1,003)	$—	$38,718
Provision for loan losses	27,745	484	—	—	28,229
Noninterest income	15,399	857	78	(470)	15,864
Noninterest expense	45,226	2,427	615	(470)	47,798
Income tax expense (benefit)	(331)	900	(569)	—	—

Segment profit (loss)	(21,854)	$1,380	$(971)	$—	$(21,445)

Six months ended June 30, 2010	Bank	Other Segments	Holding Company	Eliminations	Totals
Net interest income (expense)	$39,927	$4,166	$(961)	$—	$43,132
Provision for loan losses	7,795	843	—	—	8,638
Noninterest income	16,057	788	66	(454)	16,457
Noninterest expense	39,417	2,256	601	(454)	41,820
Income tax expense (benefit)	2,915	727	(518)	—	3,124

Segment profit (loss)	5,857	$1,128	$(978)	$—	$6,007

(Continued)

NOTE 5 — SEGMENT INFORMATION (Continued)
Asset Quality Ratios

As of and for the period ended June 30, 2011	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	8.51%	1.58%	8.46%
Nonperforming assets as a percentage of total assets	9.17%	2.03%	9.23%
Allowance for loan losses as a percentage of total loans, net of unearned income	3.87%	6.86%	4.02%
Allowance for loan losses as a percentage of nonperforming loans	45.44%	532.56%	47.52%
YTD net charge-offs to average total loans, net of unearned income	1.91%	1.42%	1.93%

As of and for the period ended June 30, 2010	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	3.37%	1.28%	3.37%
Nonperforming assets as a percentage of total assets	5.59%	1.38%	5.61%
Allowance for loan losses as a percentage of total loans, net of unearned income	2.44%	7.89%	2.60%
Allowance for loan losses as a percentage of nonperforming loans	72.35%	616.49%	77.02%
YTD net charge-offs to average total loans, net of unearned income	0.40%	2.09%	0.44%

As of and for the year ended December 31, 2010	Bank	Other	Total

Nonperforming loans as percentage of total loans, net of unearned income	8.40%	1.30%	8.35%
Nonperforming assets as a percentage of total assets	8.52%	1.34%	8.56%
Allowance for loan losses as a percentage of total loans, net of unearned income	3.68%	7.33%	3.83%
Allowance for loan losses as a percentage of nonperforming loans	43.80%	562.24%	45.83%
Net charge-offs to average total loans, net of unearned income	2.76%	4.20%	2.84%

Net charge-offs	Bank	Other	Total

For the six month period ended June 30, 2011	$31,700	$631	$32,331
For the six month period ended June 30, 2010	$7,847	$903	$8,750
For the year ended December 31, 2010	$52,615	$1,823	$54,438
(Continued)

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
(Continued)

NOTE 6 — FAIR VALUE DISCLOSURES (continued)
Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with GAAP. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2011, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
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

				Total Carrying	Assets/Liabilities
	Fair Value Measurement Using			Amount in	Measured at Fair
Description	Level 1	Level 2	Level 3	Balance Sheet	Value
June 30, 2011
Securities available for sale
U.S. government agencies	$—	$68,878	$—	$68,878	$68,878
States and political subdivisions	—	29,344	—	29,344	29,344
CMO Agency	—	90,954	—	90,954	90,954
CMO Non-Agency	—	3,311	—	3,311	3,311
Mortgage-backed securities	—	23,388	—	23,388	23,388
Trust preferred securities	—	1,043	638	1,681	1,681

December 31, 2010
Securities available for sale
U.S. government agencies	$—	$83,299	$—	$83,299	$83,299
States and political subdivisions	—	31,501	—	31,501	31,501
CMO Agency	—	64,182	—	64,182	64,182
CMO Non-Agency	—	3,393	—	3,393	3,393
Mortgage-backed securities	—	17,964	—	17,964	17,964
Trust preferred securities	—	1,025	638	1,663	1,663
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

	June 30,	June 30,
	2011	2010
Beginning balance, January 1	$638	$638
Total gains or (loss) (realized/unrealized)
Included in earnings	—	(75)
Included in other comprehensive income	—	11
Paydowns and maturities	—	—
Transfers into Level 3	—	—

Ending balance	$638	$574

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

				Total Carrying	Assets/Liabilities
	Fair Value Measurement Using			Amount in	Measured at Fair
Description	Level 1	Level 2	Level 3	Balance Sheet	Value
June 30, 2011
Other real estate	$—	$—	$76,690	$76,690	$76,690
Impaired loans	—	—	92,270	92,270	92,270

Total assets at fair value	$—	$—	$168,960	$168,960	$168,960

December 31, 2010
Other real estate	$—	$—	$60,095	$60,095	$60,095
Impaired loans	—	—	129,088	129,088	129,088

Total assets at fair value	$—	$—	$189,183	$189,183	$189,183

(Continued)

NOTE 6 — FAIR VALUE DISCLOSURES (Continued)
The carrying value and estimated fair value of the Company’s financial instruments are as follows at June 30, 2011 and December 31, 2010.

	June 30,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$344,265	$344,265	$294,214	$294,214
Securities available for sale	217,556	217,556	202,002	202,002
Securities held to maturity	—	—	465	467
Loans held for sale	617	624	1,299	1,317
Loans, net	1,497,775	1,481,977	1,678,548	1,664,126
FHLB and other stock	12,734	12,734	12,734	12,734
Cash surrender value of life insurance	32,040	32,040	31,479	31,479
Accrued interest receivable	6,830	6,830	7,845	7,845

Financial liabilities:
Deposit accounts	$1,883,388	$1,905,599	$1,976,854	$1,987,105
Federal funds purchased and repurchase Agreements	18,713	18,713	19,413	19,413
FHLB Advances and notes payable	157,859	167,017	158,653	166,762
Subordinated debentures	88,662	60,552	88,662	64,817
Accrued interest payable	2,808	2,808	2,140	2,140
The following methods and assumptions were used to estimate the fair values for financial instruments that are not disclosed previously in this note. The carrying amount is considered to estimate fair value for cash and short-term instruments, demand deposits, liabilities for repurchase agreements, variable rate loans or deposits that reprice frequently and fully, and accrued interest receivable and payable. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, the fair value is estimated by discounted cash flow analysis using current market rates for the estimated life and credit risk. No adjustment has been made for illiquidity in the market on loans as there is no information from which to reasonably base this estimate. Liabilities for FHLB advances and notes payable are estimated using rates of debt with similar terms and remaining maturities. Fair values for subordinated debentures is estimated by discounting future cash flows using current market rates for similar non-investment grade and unrated instruments. The fair value of off-balance sheet items is based on the current fees or costs that would be charged to enter into or terminate such arrangements, which is not material. The fair value of commitments to sell loans is based on the difference between the interest rates at which the loans have been committed to sell and the quoted secondary market price for similar loans, which is not material.
(Continued)

NOTE 7 — CAPITAL
The Company gave notice on November 9, 2010 to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the U.S. Treasury Department. The dividends, which are cumulative, will continue to be accrued for payment in the future and will be reported for the duration of the deferral period as a preferred dividend requirement that is deducted from net income for financial statement purposes. Additionally the Company, following consultation with the Federal Reserve Bank of Atlanta (“FRB”) has exercised its rights beginning in the fourth quarter of 2010 to defer regularly scheduled interest payments on all of its issues of junior subordinated debentures having an outstanding principal amount of $88.7 million, relating to outstanding trust preferred securities (“TRUPs”). Under the terms of the trust documents associated with these debentures, the Company may defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. Together, the deferral of interest payments on TRUPs and suspension of dividend payments to the U.S. Treasury Department will preserve approximately $5.1 million per year in Bank level capital; however, capital at the Company level is still reduced. The deferral also saves the same amount in liquidity at the Company level. The approximate amount of accrued but unpaid interest on subordinated debt and preferred stock dividend was $4,669 as of June 30, 2011.
On May 2, 2011, the Bank received notice from the Federal Deposit Insurance Corporation (“FDIC”) and the Tennessee Department of Financial Institutions (“TDFI”) that, as a result of those agencies’ findings in their most recently completed joint safety and soundness examination, the agencies would be seeking a formal enforcement action against the Bank aimed at strengthening the Bank’s operations and its financial condition, and that accordingly, the FDIC was pursuing the issuance of a consent order against the Bank and the TDFI was pursuing the issuance of a written agreement against the Bank. The Company believes that the final terms of the order and written agreement will contain requirements similar to those that the Bank has already informally committed to comply with, including requirements to maintain the Bank’s capital ratios above those levels required to be considered “well-capitalized” under federal banking regulations.
The Company’s and the Bank’s regulatory capital ratios as of June 30, 2011, and the minimum ratios required to be met under the federal statutory and regulatory guidelines as well as the minimum ratios the Bank has informally ommitted to its regulators that it will maintain are set forth below:

	Required	Required	Required by Bank’s
	Minimum	to be	Informal Commitment
	Ratio	Well Capitalized	to Regulators	Bank	Company
Tier 1 risk-based capital	4.00%	6.00%	12.00%	11.97%	9.03%
Total risk-based capital	8.00%	10.00%	14.00%	13.25%	13.09%
Leverage Ratio	4.00%	5.00%	10.00%	8.47%	6.39%
NOTE 8 — CONTINGENCIES
The Company and its subsidiaries are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company’s results of operations. No amounts for settlements are accrued as of June 30, 2011. The details of certain legal proceedings are outlined under Part II, Item 1 “Legal Proceedings” in this Form 10-Q.
NOTE 9 —INVESTMENT AGREEMENT WITH NORTH AMERICAN FINANCIAL HOLDINGS, INC.
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
(Continued)

In connection with the investment by North American, the Company’s shareholders as of a record date to be fixed near the closing of that transaction will receive a contingent value right, entitling them to cash proceeds of up to $0.75 per share of common stock based on the credit performance of the Bank’s legacy loan portfolio over the five-year period following closing.
If an Acquisition Proposal (as defined in the Investment Agreement) is made to the Company or its subsidiaries and thereafter the Investment Agreement is terminated because (i) the required approvals of the Company’s shareholders are not obtained; (ii) the Company breaches its obligations under the non-solicitation/exclusivity provisions; or (iii) the Company breaches a covenant of the Investment Agreement (and fails to cure such breach in the time allowed in the Investment Agreement) that causes the failure of a closing condition to be satisfied, then the Company will owe North American a $750,000 expense reimbursement immediately and, if an alternative transaction is entered into within twelve (12) months of the termination of the deal, an $8,000,000 termination fee at the time the agreement for the new transaction is entered into. If an Acquisition Proposal is made, and thereafter the Investment Agreement is terminated by North American because the Board of Directors has withdrawn its recommendation that the shareholders approve the transactions or recommended a competing transaction, a $750,000 expense reimbursement would be payable immediately and $4,000,000 of the termination fee would be payable immediately, with the remaining $4,000,000 payable if the Company enters into an agreement for an alternative transaction within 12 months of the termination of the deal.
In addition, on May 5, 2011, the Company also entered into a Stock Option Agreement (the “Option Agreement”) with North American, pursuant to which the Company granted an option (the “Option”) to purchase up to 2,628,183 shares of Common Stock (not to exceed 19.9% of the issued and outstanding shares of the Company) at a price equal to the closing price on the first trading day following the date of the Investment Agreement (the “Option Price”). Pursuant to the Option Agreement, the Option will be exercisable under certain circumstances in connection with certain third party acquisitions or acquisition proposals that occur prior to an “Exercise Termination Event.”
An “Exercise Termination Event” means any of the following:
•	completion of the North American’s initial investment in the Company;
•
termination of the Investment Agreement in accordance with its terms, before certain third party acquisitions or acquisition proposals, except a termination of the Investment Agreement by North American based on a breach by the Company of a representation, warranty, covenant or other agreement contained in the Investment Agreement (unless the breach is non-volitional) or a termination based on the Company breaching its obligations under the non-solicitation/exclusivity provisions of the Investment Agreement or based on the Board of Directors having withdrawn its recommendation that the Company’s shareholders approve the transactions or recommended a competing transaction; or

•
the passage of 18 months, subject to certain limited extensions described in the Option Agreement, after termination of the Investment Agreement, if the termination follows the occurrence of certain third party acquisitions or acquisition proposals or is a termination of the Investment Agreement by North American based on a breach by the Company of a representation, warranty, covenant or other agreement contained in the Investment Agreement (unless the breach is non-volitional) or a termination based on the Company breaching its obligations under the non-solicitation/exclusivity provisions of the Investment Agreement or based on the Board of Directors having withdrawn its recommendation that the Company’s shareholders approve the transactions or recommended a competing transaction.

In addition, upon the occurrence of certain events relating to third party acquisitions, North American may require the Company to repurchase the Option at a price equal to either (i) the number of shares for which the Option may be exercised multiplied by the amount by which the “Market/Offer Price” (as that term is defined in the Option Agreement), exceeds the Option Price or (ii) $2,500,000, adjusted in the case of clause (ii) for the aggregate purchase price previously paid by North American with respect to any option shares and gains on sales of stock purchased under the Option. In no event may North American’s total profit with respect to the Option exceed $8,000,000.
Subsequent to the announcement of North American’s planned investment, four class action lawsuits were filed against the Company, the Company’s directors and North American by certain of its shareholders. For additional detail regarding these lawsuits (including the settlement in principle that the parties have reached), see Part II, Item 1 “Legal Proceedings” below.
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
Although the Company believes that the assumptions underlying any forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements. Factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in the 2010 10-K as Part I, Item 1A thereof and in Part II, Item 1A of this Form 10-Q and the Company’s Form 10-Q for the quarter ended March 31, 2011, including (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the Investment Agreement by and among the Company, the Bank and North American Financial Holdings, Inc. (“North American”), dated as of May 5, 2011 (the “Investment Agreement”); (2) the outcome of any legal proceedings that have been or may be instituted against the Company and others following announcement of the Investment Agreement; (3) the inability to complete the transactions contemplated by the Investment Agreement due to the failure to obtain shareholder approval or the failure to satisfy other conditions to completion of the transaction, including the receipt of regulatory approval; (4) risks that the proposed transaction contemplated by the Investment Agreement disrupts current plans and operations and the potential difficulties in employee retention as a result of the proposed transaction; (5) the amount of the costs, fees, expenses and charges related to the proposed transaction contemplated by the Investment Agreement; (6) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (7) continuation of the historically low short-term interest rate environment; (8) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (9) increased levels of non-performing and repossessed assets and the ability to resolve these may result in future losses; (10) greater than anticipated deterioration or lack of sustained growth in the national or local economies; (11) rapid fluctuations or unanticipated changes in interest rates; (12) the impact of governmental restrictions on entities participating in the Capital Purchase Program (the “CPP”) of the United States Department of the Treasury; (13) changes in state and federal legislation, regulations or policies applicable to banks or other financial service providers, including regulatory or legislative developments, like the Dodd-Frank Wall Street Reform and Consumer Protection Act, arising out of current unsettled conditions in the economy; (14) the results of regulatory examinations; (15) the remediation efforts related to the Company’s material weakness in its internal control over financial reporting; (16) increased competition with other financial institutions in the markets that the Bank serves; (17) the Company’s recording a further valuation allowance related to its deferred tax asset; (18) exploring alternatives available for
(Continued)

the future repayment or conversion of the preferred stock issued in the CPP, including in the transaction contemplated by the Investment Agreement; (19) further deterioration in the valuation of other real estate owned; (20) the failure to comply with the terms of regulatory enforcement actions, including informal commitments and formal agreements, including the proposed cease and desist order described in more detail below; (21) inability to comply with regulatory capital requirements and to secure any required regulatory approvals for capital actions to raise capital if necessary to comply with any regulatory capital requirements; and (22) the loss of key personnel, as well as other factors discussed throughout this document, including, without limitation the factors described under “Critical Accounting Policies and Estimates” on page 35 of this Quarterly Report on Form 10-Q, or from time to time, in the Company’s filings with the SEC, press releases and other communications.
Readers are cautioned not to place undue reliance on forward-looking statements made in this document, since the statements speak only as of the document’s date. All forward-looking statements included in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by the cautionary statements in this section and to the more detailed risk factors included in the Company’s 2010 10-K as updated in Part II, Item 1A below and in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2011. The Company has no obligation and does not intend to publicly update or revise any forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q, to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events. Readers are advised, however, to consult any further disclosures the Company may make on related subjects in its documents filed with or furnished to the SEC or in its other public disclosures.
Green Bankshares, Inc. (the “Company”) is the bank holding company for GreenBank (the “Bank”), a Tennessee-chartered commercial bank that conducts the principal business of the Company. The Company is the third largest bank holding company headquartered in Tennessee based on asset size at June 30, 2011 and at that date was also the second largest NASDAQ-listed bank holding company headquartered in Tennessee. The Bank currently maintains a main office in Greeneville, Tennessee and 64 full-service bank branches primarily in East and Middle Tennessee. In addition to its commercial banking operations, the Bank conducts separate businesses through its three wholly-owned subsidiaries: Superior Financial Services, Inc. (“Superior Financial”), a consumer finance company; GCB Acceptance Corporation (“GCB Acceptance”), an automobile lending company; and Fairway Title Co. The Bank also operates a wealth management office in Sumner County, Tennessee, and a mortgage banking operation in Knox County, Tennessee. All dollar amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except per share amounts.
Business Strategy
On May 5, 2011, the Company and the Bank entered into an Investment Agreement with North American pursuant to which North American has agreed to acquire approximately 120 million shares of the Company’s common stock at a per share purchase price of $1.81, for a total investment of approximately $217 million. The transaction, which is subject to shareholder and regulatory approval, as well as the satisfaction of other customary closing conditions, is expected to be consummated in the third quarter of 2011. In connection with the investment, the Company expects that North American will enter into a binding agreement with the U. S. Department of Treasury to purchase all of the outstanding shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and related warrants to purchase shares of the Company’s Common Stock.
A Special Meeting of Shareholders at which the Company’s shareholders will be asked to approve the transaction contemplated by the Investment Agreement with North American has been scheduled for September 7, 2011.
In connection with the investment by North American, the Company’s shareholders as of a record date to be fixed near the closing of that transaction will receive a contingent value right, entitling them to cash proceeds of up to $0.75 per share of common stock based on the credit performance of the Bank’s legacy loan portfolio over the five-year period following closing.
(Continued)

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
In addition to the Company’s business model, which is summarized in the paragraphs above and the Company’s 2010 Annual Report on Form 10-K, the Company is continuously investigating and analyzing other lines and areas of business. Conversely, the Company frequently evaluates and analyzes the profitability, risk factors and viability of its various business lines and segments and, depending upon the results of these evaluations and analyses, may conclude to exit certain segments and/or business lines. Further, in conjunction with these ongoing evaluations and analyses, the Company may decide to sell, merge or close certain branch facilities.
Overview
For the three months ended June 30, 2011, the Company reported a net loss available to common shareholders of $12,384, compared with a net loss available to common shareholders of $11,561 for the quarter ended March 31, 2011, and net income available to common shareholders of $1,561 for the second quarter of 2010. Elevated credit costs continue to significantly impact earnings as the $823 increased loss versus the quarter ended March 31, 2011 was driven largely by a $2,491 increase in OREO expenses and a $436 increase in the loan loss provision, partially offset by a $609 increase in non-interest income, a $748 decline in other non-interest expenses and a $562 decline in income tax expense. The $13,945 decline in net income versus the second quarter of 2010 related to a $9,584 increase in loan loss provision, a $4,280 increase in OREO expenses and a $2,021 decline in net interest income reflecting the approximately 22% decline in average loan balances.
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
The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and the fair value of financial instruments and other accounts, including OREO. Based on management’s calculation, an allowance of $62,728, or 4.02% of total loans, net of unearned income, was deemed an adequate estimate of losses inherent in the loan portfolio as of June 30, 2011. This estimate resulted in a provision for loan losses in the income statement of $14,333 and $28,229 for the three and six months ended June 30, 2011, respectively. If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.
(Continued)

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
The Company believes its critical accounting policies and estimates also include the valuation of the allowance for net Deferred Tax Assets (“DTA”). A valuation allowance is recognized for a net DTA if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire DTA will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, the Company entered into a three-year cumulative pre-tax loss position (excluding the goodwill impairment charge recognized in the second quarter of 2009) as of September 30, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome.
The Company’s estimate of the realization of its net DTA was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years, pre-tax core operating projections, tax planning strategies, and the longevity of the Company. Based on management’s calculation, a valuation allowance of $52,268, or 90% of the net DTA, was an adequate estimate as of June 30, 2011. If the Company’s financial condition were to deteriorate significantly from those assumptions used by management in making its determination, the valuation allowance for the net DTA and the provision for the net DTA on the income statement could be materially affected. Once profitability has been restored for a reasonable time, if it is deemed more likely than not that the DTA can be utilized, and such profitability is considered sustainable, the valuation allowance would be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on the circumstances that exist as of that future date.
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
(Continued)

Changes in Results of Operations
Net Loss. The Company’s net loss available to common shareholders was $12,384 and $23,945 for the three and six months ended June 30, 2011, compared to net income available to common shareholders of $1,561 and $3,507 for the three and six months ended June 30, 2010, respectively. The $13,945 decline between the 2011 second quarter results and the second quarter of 2010 reflected a $9,584 increase in the loan loss provision, coupled with a $4,280 increase in costs associated with maintenance, disposition and revaluation of other real estate owned (“OREO”) and a $2,021 decline in net interest income, along with continued weakness in economic conditions in our markets. We incurred an approximately 22% decline in average loan balances between the periods as well.
Net Interest Income. The largest source of earnings for the Company is net interest income, which is the difference between interest income on earning assets and interest expense on deposits and other interest-bearing liabilities.
Second quarter 2011 net interest income totaled $19,452, up $185 or 1% versus the first quarter of 2011 but down $2,021 or 9% versus the second quarter of 2010. For the six months ended June 30, 2011, net interest income totaled $38,718, down from $43,132 for the comparable period in 2010. Versus the first quarter of 2011, the modest increase was driven by an increase in the number of days in the current quarter. The adverse impact of continued declines in performing loans (the combination of movement into non-performing loans coupled with credit worthy borrowers reducing their aggregate loans), with average balances down approximately $85 million or 5.5% during the second quarter, was offset in part by a 0.07% increase in loan yields, due to a reduction in interest reversals, and a 0.13% decline in deposit yields due to continued pricing discipline.
The decline in net interest income in the second quarter of 2011 versus the second quarter of 2010 was due to an approximately 22% decline in average loans partially offset by the Company’s ability to lower average rates paid on interest bearing deposits by 0.61% while achieving a 0.22% increase in average loan yields through pricing discipline and lower interest reversals. The 3.91% net interest margin in the second quarter of 2011 was up 0.15% versus the second quarter of 2010 despite a shift from loans into lower yielding investment securities and short-term investments. Net interest margin for the six months ended June 30, 2011 was 3.84% compared to 3.88% for the comparable period in 2010. The reduction between the periods was principally the result of increased non-performing loans, offset in part by an improvement in our net interest spread. The Company’s average balance for interest-bearing deposits decreased 5% or $92,465 for the second quarter of 2011 versus the same period of 2010 as the Company reduced its reliance on jumbo time deposits and brokered deposits while focusing on building core deposit levels throughout its branch network. However, the average balance for core deposits (defined as total customer deposits excluding time deposits and brokered deposits) for the second quarter of 2011 grew by $101,398 or 9% compared to the second quarter of 2010.
Similarly, the 10% decline in net interest income in the first six months of 2011 versus the second quarter of 2010 was due to an approximately 21% decline in average loans partially offset by the Company’s ability to lower average rates paid on interest bearing deposits by 0.59% while achieving a 0.17% increase in average loan yields through pricing discipline and a reduction in interest reversals.
(Continued)

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

	Three Months Ended
	June 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans(1) (2)	$1,482,864	$23,816	6.44%	$1,896,071	$29,390	6.22%
Investment securities (2)	251,231	2,254	3.60%	193,961	1,996	4.13%
Other short-term investments	277,133	170	0.24%	158,208	99	0.25%

Total interest-earning assets	$2,011,228	$26,240	5.23%	$2,248,240	$31,485	5.62%

Non-interest earning assets	335,683			305,374

Total assets	$2,346,911			$2,553,614

Interest-bearing liabilities:
Deposits:
Interest checking, savings and money market	$1,070,869	$1,428	0.53%	$970,304	$2,487	1.03%
Time deposits	691,008	3,133	1.82%	884,038	5,138	2.33%

Total interest-bearing deposits	$1,761,877	$4,561	1.04%	$1,854,342	$7,625	1.65%

Securities sold under repurchase agreements and short-term borrowings	16,710	4	0.10%	21,943	5	0.09%
Notes payable	158,493	1,570	3.97%	171,847	1,712	4.00%
Subordinated debentures	88,662	488	2.21%	88,662	489	2.21%

Total interest-bearing liabilities	$2,025,742	$6,623	1.31%	$2,136,794	$9,831	1.85%

Non-interest bearing liabilities:
Demand deposits	166,387			165,554
Other liabilities	19,064			17,477

Total non-interest bearing liabilities	185,451			183,031

Total liabilities	2,211,193			2,319,825

Shareholders’ equity	135,718			233,789

Total liabilities and shareholders’ Equity	$2,346,911			$2,553,614

Net interest income		$19,617			$21,654

Interest rate spread			3.91%			3.77%

Net yield on interest-earning assets			3.91%			3.86%

[1]	Average loan balances excluded nonaccrual loans for the periods presented.

[2]
Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(Continued)

	Six Months Ended
	June 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans(1) (2)	$1,525,077	$48,430	6.40%	$1,924,943	$59,470	6.23%
Investment securities (2)	239,562	4,261	3.59%	181,559	3,902	4.33%
Other short-term investments	285,969	350	0.25%	153,328	193	0.25%

Total interest-earning assets	$2,050,608	$53,041	5.22%	$2,259,830	$63,565	5.67%

Non-interest earning assets	338,258			305,977

Total assets	$2,388,866			$2,565,807

Interest-bearing liabilities:
Deposits:
Interest checking, savings and money market	$1,075,322	$3,240	0.61%	$956,174	$4,885	1.03%
Time deposits	727,286	6,652	1.84%	912,057	10,801	2.39%

Total interest-bearing deposits	$1,802,608	$9,892	1.11%	$1,868,231	$15,686	1.69%

Securities sold under repurchase agreements and short-term borrowings	16,851	8	0.10%	22,774	11	0.10%
Notes payable	158,551	3,113	3.96%	171,897	3,406	4.00%
Subordinated debentures	88,662	969	2.20%	88,662	961	2.19%

Total interest-bearing liabilities	$2,066,672	$13,982	1.36%	$2,151,564	$20,064	1.88%

Non-interest bearing liabilities:
Demand deposits	164,057			164,370
Other liabilities	18,402			17,786

Total non-interest bearing liabilities	182,459			182,156

Total liabilities	2,249,131			2,333,720

Shareholders’ equity	139,735			232,087

Total liabilities and shareholders’ equity	$2,388,866			$2,565,807

Net interest income		$39,059			$43,501

Interest rate spread			3.84%			3.79%

Net yield on interest-earning assets			3.84%			3.88%

[1]	Average loan balances excluded nonaccrual loans for the periods presented.

[2]
Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(Continued)

Provision for Loan Losses. During the three and six months ended June 30, 2011, loan charge-offs were $17,227 and $33,632, respectively, and recoveries of charged-off loans were $511 and $1,301, respectively. For the three and six months ended June 30, 2010, loan charge-offs were $5,316 and $10,049, respectively, and recoveries of charged-off loans were $449 and $1,299, respectively. The Company’s provision for loan losses increased to $14,333 and $28,229, respectively, for the three and six months ended June 30, 2011 compared to $4,749 and $8,838, respectively, for the three and six months ended June 30, 2010. The impact of the continuing challenging economic environment, elevated net charge-offs and increased non-performing assets were the primary reasons for the increase in provision expense in the second quarter of 2011 when compared to the comparable period in 2010. Management continually evaluates the existing portfolio in light of loan concentrations, current general economic conditions and economic trends. On a monthly basis, the Company undertakes an extensive review of every loan in excess of $1 million that is adversely risk graded and every loan regardless of amount graded substandard.
The Company’s allowance for loan losses declined to $62,728 at June 30, 2011 from $65,109 at March 31, 2011. However, due to continued reductions in loan balances, the reserve to outstanding loans ratio increased to 4.02% at June 30, 2011 from 3.87% at March 31, 2011. These estimates resulted in a provision for loan losses in the income statement of $14,333 and $28,229 for the three and six months ended June 30, 2011, respectively, versus $4,749 and $8,638 for the three and six months ended June 30, 2010. If economic conditions, including residential real estate market conditions, loan mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.
The ratio of allowance for loan losses to nonperforming loans was 47.52% as of June 30, 2011 versus 39.60% as of March 31, 2011, 45.83% as of December 31, 2010 and 77.02% as of June 30, 2010. The ratio of nonperforming assets to total assets was 9.23% as of June 30, 2011 versus 9.38% as of March 31, 2011, 8.56% at December 31, 2010 and 5.61% as of June 30, 2010. The ratio of nonperforming loans to total loans, net of unearned income, fell to 8.46% as of June 30, 2011 versus 9.78% as of March 31, 2011 as there was a shift from non-performing loans to OREO during the second quarter. The ratio of nonperforming loans to total loans was 8.35% as of December 31, 2010 and 3.37% as of June 30, 2010. Within the Bank, the Company’s largest subsidiary, the ratio of nonperforming assets to total assets was 9.17%, as of June 30, 2011 versus 9.34% as of March 31, 2011 and 8.52% at December 31, 2010.
Net charge-offs as a percentage of average loans increased to 1.03% (annualized 4.1%) for the three months ended June 30, 2011 from 0.25% (annualized 1.0%) for the three months ended June 30, 2010. For the six months ended June 30, 2011, net charge-offs as a percentage of average loans was 1.93% (annualized 3.9%), which was up from 0.44% (annualized 0.89%) for the comparable period in 2010.
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
Based on its evaluation of the allowance for loan loss calculation and review of the loan portfolio, management believes the allowance for loan losses is adequate at June 30, 2011. However, the provision for loan losses could further increase based on actions taken by the special assets group to resolve problem loans, and if general economic conditions remain sluggish or weaken further or the residential real estate markets in Nashville, Knoxville or the Company’s other markets or the financial conditions of borrowers deteriorate beyond management’s current expectations.
Non-interest Income. Fee income unrelated to interest-earning assets, consisting primarily of service charges, commissions and fees, is an important component to the Company’s total revenue stream. Total non-interest income for the three and six months ended June 30, 2011 was $8,236 and $15,864, respectively, down 6% and 4% versus the same periods in 2010.
Service charges on deposit accounts remain the largest component of total non-interest income. Service charges on deposit accounts for the three and six months ended June 30, 2011 were $6,377 and $12,208, respectively, down 5% and 4%, respectively, versus the comparable 2010 periods. The decline in service charges was primarily attributable to regulatory changes. We also experienced reductions in our trust and investment services income and mortgage banking income in the first three and six months of 2011, as compared to the comparable periods in 2010.
(Continued)

Non-interest Expense. Control of non-interest expense is a critical aspect in enhancing income. Non-interest expense includes personnel, occupancy, and other expenses such as OREO costs, data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation (“FDIC”) assessment fees and other expenses. Total non-interest expense was $24,770 and $47,798 for the three and six months ended June 30, 2011, up $3,496 or 16% versus the three months ended June 30, 2010 and 14% versus the six months ended June 30, 2010. The increases in each of these periods were principally the result of a $4,280 and $5,842 increase, respectively, in costs associated with OREO and repossessed assets, including the impact of results of revaluations of OREO properties following receipt of updated appraisals.
Personnel costs are the largest category of recurring non-interest expenses. For the three and six months ended June 30, 2011, employee compensation and benefits represented $7,324 and $15,455, or 30% and 32%, respectively, of total non-interest expense. This represented a decline of $648 and $183, respectively, versus the year ago quarter and six month period, due to the Company’s reduction in force effected in the first quarter of 2011 given the current business environment and level of business activity. Our employee compensation and benefit costs for the six months ended June 30, 2011 included severance costs associated with the reduction in force that were recorded in the first quarter of 2011.
Income Taxes. A $281 benefit for the three months ended June 30, 2011 was recorded The benefit offset the provision recorded in the linked quarter. Accounting guidance states that a DTA should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to the evidence that can be objectively verified. The Company’s estimate of the realization of its net DTA was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years, pre-tax core operating projections and tax planning strategies. Based on management’s calculation, an allowance of $52,268, or 90% of the DTA, was an adequate estimate of the portion of the net DTA which is more likely than not to not be realized as of June 30, 2011. For the six months ended June 30, 2010, which had no DTA valuation allowance provision, the effective income tax rate was 34.2%.
Changes in Financial Condition
Total assets at June 30, 2011 were $2,293,815, a decrease of $112,225 or 4.7% from December 31, 2010. The decrease in assets reflects a $184,875 decline in loans, partially offset by an increase of $65,140 in investment securities and liquid assets. Total assets at June 30, 2011 declined $235,517 or 9% from June 30, 2010 reflecting a $367,671 decline in loans, net of unearned income, which was partially offset by an increase of $175,929 in investment securities and liquid assets.
Non-performing assets (“NPA’s”), which include non-accrual loans, loans past due 90 days or more and still accruing interest and OREO, totaled $211,695 at June 30, 2011 compared with $205,914 at December 31. 2010. NPAs at June 30, 2011 increased $69,780 or 49% versus June 30, 2010. The Company expects that the levels of NPA’s will remain elevated for the remainder of 2011.
Non-performing loans include non-accrual loans and loans 90 or more days past due. All loans that are greater than 90 days past due are considered non-accrual unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Non-accrual loans that are 120 days past due without assurance of repayment are charged off against the allowance for loan losses. Non-performing loans totaled $132,005 at June 30, 2011, representing a decline of $13,814 versus December 31, 2010, due primarily to foreclosures and resulting transfer of the loan to OREO. Non-performing loans increased $67,207 or 103% versus June 30, 2010.
OREO totaled $79,690 at June 30, 2011, representing an increase of $19,595 from December 31, 2010, and an increase of $2,758 versus June 30, 2010 as recorded foreclosures exceeded recognized sales and write-downs.
Impaired loans, which are loans identified as being probable that the Company will not be able to collect all amounts of contractual interest and principal as scheduled in the loan agreement, totaled $149,903 after impairment charges necessary to reflect current fair values at June 30, 2011.
(Continued)

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
At June 30, 2011, the ratio of the Company’s allowance for loan losses to non-performing loans (which include non-accrual loans) was 47.5% compared to 77.0% at June 30, 2010.
The Company maintains an investment portfolio to provide liquidity and earnings. Investments at June 30, 2011 with an amortized cost of $214,081 had a market value of $217,556. At December 31, 2010, investments with an amortized cost of $200,824 had a market value of $202,469. At June 30, 2010, investments with an amortized cost of $173,361 had a market value of $176,746.
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
As of June 30, 2011, the Bank’s liquidity reserves included $275,680 of surplus cash with the Federal Reserve, $5,023 of fed funds sold to upstream correspondent banks, and $27,227 of unpledged securities. As of June 30, 2011, the holding company’s liquidity reserves consisted of $1,773 of cash.
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
Supervisory guidance from the FRB indicates that bank holding companies that are experiencing financial difficulties generally should eliminate, reduce or defer dividends on Tier 1 capital instruments including trust preferred securities, preferred stock or common stock, if the holding company needs to conserve capital for safe and sound operation and to serve as a source of strength to its subsidiaries. The Company has informally committed to the FRB that it will not (1) declare or pay dividends on the Company’s common or preferred stock, including the preferred shares owned by the U.S. Treasury Department (2) make any distributions on subordinated debentures or trust preferred securities or (3) incur any additional indebtedness without in each case, the prior written approval of the FRB. No dividends are expected to be paid in the foreseeable future.
(Continued)

Following consultation with the FRB, the Company gave notice on November 9, 2010 to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the U.S. Treasury Department. The dividends, which are cumulative, will continue to be accrued for payment in the future and will be reported for the duration of the deferral period as a preferred dividend requirement that is deducted from net income for financial statement purposes. Additionally the Company, following consultation with the FRB, has exercised its rights beginning in the fourth quarter of 2010 to defer regularly scheduled interest payments on all of its issues of junior subordinated debentures having an outstanding principal amount of $88.7 million, relating to outstanding trust preferred securities (“TRUPs”). Under the terms of the trust documents associated with these debentures, the Company may defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. Together, the deferral of interest payments on TRUPs and suspension of dividend payments to the U.S. Treasury Department will preserve approximately $5.1 million per year in Bank level capital. As of June 30, 2010, cumulative deferred interest payments on TRUPs and dividend payments to the U.S. Treasury Department totaled $4,669.
For the six months ended June 30, 2011, operating activities of the Company provided $32,457 of cash flows. The net loss of $21,444 comprised a substantial portion of the cash generated from operations after removing various non-cash items, including $28,229 in provision for loan losses and $3,442 of depreciation and amortization. A decline in other assets added $12,191.
Maturities of $46,333 in investment securities, proceeds from the net change in loans of $111,627 and proceeds of $15,117 from the sale of OREO were the primary components of inflows from investing activities. These were offset in part by $59,790 in purchases of investment securities available for sale for a net increase in net cash provided from investing activities of $112,517.
The net cash used in financing activities totaled $94,960, due to a $93,466 decline in customer deposits, due a decline of approximately $128 million in non-core time deposits, partially offset by an increase in core deposits.
Capital Resources. The Company’s capital position is reflected in its shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of the Company’s net worth, soundness and viability.
As a result of the first half 2011 loss, the Bank’s capital ratios declined. Shareholders’ equity on June 30, 2011 was $122,046, a decline of $21,851 or 15.2% since December 31, 2010 and a decline of $111,104 or 47.7% since June 30, 2010.
During the second quarter of 2009 the Company suspended common stock dividends and on November 9, 2010 the Company announced that it had suspended preferred stock dividends and interest payments on its junior subordinated debentures associated with its trust preferred securities in order to preserve capital at the Bank level.
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
At June 30, 2011, capital ratios for the Bank and the Company remained above the statutory minimums necessary to be deemed a well-capitalized financial institution. However, they fell below the Tier 1 leverage ratio of 10.0% and the Total risk-based capital ratio of 14.0% that the Bank had informally committed to its regulators that it would maintain, as discussed further in the 2010 Form 10-K.
(Continued)

On May 2, 2011, the Bank received notice from the FDIC and the TDFI that, as a result of those agencies’ findings in their most recently completed joint safety and soundness examination, the agencies would be seeking a formal enforcement action against the Bank aimed at strengthening the Bank’s operations and its financial condition, and that accordingly, the FDIC was pursuing the issuance of a consent order against the Bank and the TDFI was pursuing the issuance of a written agreement against the Bank. The Company believes that the final terms of the order and written agreement will contain requirements similar to those that the Bank has already informally committed to comply with, including requirements to maintain the Bank’s capital ratios above those levels required to be considered “well-capitalized” under federal banking regulations.
The Company’s and the Bank’s regulatory capital ratios as of June 30, 2011, and the minimum ratios required to be met under the federal statutory and regulatory guidelines as well as the minimum ratios that the Bank has informally committed to its regulators that it will maintain are set forth below:

	Required	Required	Required by Bank’s
	Minimum	to be	Informal Commitment
	Ratio	Well Capitalized	to Regulators	Bank	Company
Tier 1 risk-based capital	4.00%	6.00%	12.00%	11.97%	9.03%
Total risk-based capital	8.00%	10.00%	14.00%	13.25%	13.09%
Leverage Ratio	4.00%	5.00%	10.00%	8.47%	6.39%
The Company announced on May 5, 2011 that it had entered into a definitive agreement to raise approximately $217 million in new capital through the sale of newly issued common shares to North American. The transaction, which is subject to shareholder and regulatory approval, as well as the satisfaction of other customary closing conditions, is expected to be consummated in the third quarter of 2011. The recapitalization will strengthen the Company’s and the Bank’s capital ratios and balance sheet.
(Continued)

Off-Balance Sheet Arrangements
At June 30, 2011, the Company had outstanding unused lines of credit and standby letters of credit totaling $234,801 and unfunded loan commitments outstanding of $5,382. Because these commitments generally have fixed expiration dates and most will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund outstanding commitments, as noted in “Liquidity and Capital Resources — Liquidity”, as of June 30, 2011, the Company had various liquidity reserves, including $275,680 of surplus cash at the Federal Reserve, the ability to liquidate $5,023 of Federal funds sold, and $27,227 of unpledged investment securities. The following table presents additional information about the Company’s off-balance sheet commitments as of June 30, 2011:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total
Commitments to make loans — fixed	$—	$1,084	$1,585	$766	$3,435
Commitments to make loans — variable	500	205	24	1,218	1,947
Unused lines of credit	111,138	71,814	13,370	14,811	211,133
Letters of credit	16,167	7,501	—	—	23,668

Total	$127,805	$80,604	$14,979	$16,795	$240,183

Disclosure of Contractual Obligations
In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes the Company’s significant fixed and determinable contractual obligations as of June 30, 2011:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total
Certificates of deposits	$481,029	$118,214	$52,178	$3,441	$654,862
FHLB advances and notes payable	25,325	65,637	20,686	46,211	157,859
Subordinated debentures	—	—	—	88,662	88,662
Operating lease obligations	1,304	2,177	949	571	5,001
Deferred compensation	1,487	—	267	2,207	3,961
Purchase obligations	—	—	—	—	—

Total	$509,145	$186,028	$74,080	$141,092	$910,345

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
Effect of New Accounting Standards
FASB — ASU — 2011-1 — In January 2011, the FASB issued ASU No. 2011-1 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-1 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. Accordingly, management has not included such disclosures in Note 3 (Loans footnote) of the interim financial statements. Management will implement the disclosures required by this standard beginning with the Company’s September 30, 2011 interim financial statements
FASB — ASU — 2011-2 In April 2011, the FASB issued ASU No. 2011-2 “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-2 provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. In conjunction with ASU 2011-1, the effective date of the disclosures has been temporarily delayed. Therefore, management has not included such disclosures in Note 3 (Loans footnote) of the financial statements. Management will implement the disclosures required by this standard beginning with the Company’s September 30, 2011 interim financial statements
In May 2011, the FASB issued an update to the accounting standards for amendments to achieve common fair value measurements and disclosure requirements in U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). This update, which is a joint effort between the FASB and the International Accounting Standards Board (“IASB”), amends existing fair value measurement guidance to converge the fair value measurement guidance in U.S. GAAP and IFRS. This update clarifies the application of existing fair value measurement requirements, changes certain principles in existing guidance and requires additional fair value disclosures. The update permits measuring financial assets and liabilities on a net credit risk basis, if certain criteria are met, increases disclosure surrounding company determined market prices (Level 3) financial instruments, and also requires the fair value hierarchy disclosure of financial assets and liabilities that are not recognized at fair value in the financial statements, but are included in disclosures at fair value. This update is effective for interim and annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.
In June 2011, the FASB issued an update to the accounting standards relating to the presentation of comprehensive income. This update amends current accounting standards to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the update requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. This update is effective for interim and annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part II, Item 7A of the 2010 10-K is incorporated in this item of this Quarterly Report by this reference. There have been no material changes in the quantitative and qualitative market risks of the Company since December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures were effective.
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
Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except for further refinements to remediation efforts which management implemented in the first quarter of 2011 related to a material weakness in internal control over financial reporting identified as of December 31, 2010 and reported on in the Company’s 2010 Form 10-K. Following management’s determination of the material weakness, management took the following remedial actions:
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
• Pre-reviewed appraisals indicating evidence that impairment has occurred will be separately reviewed and discussed in the monthly valuation meeting held between the Special Assets Group and Accounting to ensure that there is adequate documentation of the consideration for recording a potential impairment when the review process is not 100% complete but it is probable that a loss has been incurred; and
• Controls evidencing adequate secondary review and approval of impaired loan valuations and other real estate owned will be appropriately documented and evident within the Special Assets Group.

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
The independent loan review function has been absent since the first quarter of 2011 and, given the pending Investment Agreement with North American, plans to outsource this function have been deferred. While not performed by an independent loan review function, there are a number of procedures presently in place which provide for review of past due loans, assessment of renewals, and re-grading of loans. Such procedures are conducted by credit officers, the interim Chief Credit Officer, special assets managers and credit analysts, as well as the line lending personnel.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
Securities Class Action. On November 18, 2010 a shareholder of the Company filed a putative class action lawsuit (styled Bill Burgraff v. Green Bankshares, Inc., et al., U.S. District Court, Eastern District of Tennessee, Northeastern Division, Case No. 2:10-cv-00253) against the Company and certain of its current and former officers in the United States District Court for the Eastern District of Tennessee in Greeneville, Tennessee on behalf of all persons that acquired shares of the Company’s common stock between January 19, 2010 and November 9, 2010. On January 18, 2011, a separate shareholder of the Company filed a putative class action lawsuit (styled Brian Molnar v. Green Bankshares, Inc., et al., U.S. District Court, Eastern District of Tennessee, Northeastern Division, Case No. 2:11-cv-00014) against the Company and certain of its current and former officers in the same court on behalf of all persons that acquired shares of the Company’s common stock between January 19, 2010 and October 20, 2010. These lawsuits were filed following, and relate to the drop in value of the Company’s common stock price after, the Company announced its third quarter performance results on October 20, 2010. The Burgraff case also complains of the Company’s decision on November 9, 2010, to suspend payment of certain quarterly cash dividends.
The plaintiffs allege that defendants made false and/or misleading statements or failed to disclose that the Company was purportedly overvaluing collateral of certain loans; failing to timely take impairment charges of these certain loans; failing to properly account for loan charge-offs; lacking adequate internal and financial controls; and providing false and misleading financial results. The plaintiffs have asserted federal securities laws claims against all defendants for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. The plaintiffs have also asserted control person liability claims against the individual defendants named in the complaints pursuant to Section 20(a) of the Exchange Act. The two cases were consolidated on February 4, 2011. On February 11, 2011, the Court appointed movant Jeffrey Blomgren as lead plaintiff. On May 3, 2011, Plaintiff filed an amended and consolidated complaint alleging a class period of January 19, 2010 to November 9, 2010. On July 11, 2011, Defendants filed a motion to dismiss the consolidated amended complaint. Plaintiff has until August 29, 2011 to file an opposition to that motion.
The Company and the individual named defendants collectively intend to vigorously defend themselves against these allegations.
North American Transaction. On May 12, 2011, a shareholder of the Company filed a putative class action lawsuit (styled Betty Smith v. Green Bankshares, Inc. et al., Case No. 11-625-III, Davidson County, Tennessee, Chancery Court) against the Company, the Bank, the Company’s Board of Directors (Steven M. Rownd, Robert K. Leonard, Martha M. Bachman, Bruce Campbell, W.T. Daniels, Samuel E. Lynch, Bill Mooningham, John Tolsma, Kenneth R. Vaught, and Charles E. Whitfield, Jr., and North American on behalf of all persons holding common stock of the Company. This complaint, which has been subsequently amended, was filed following the Company’s public announcement on May 5, 2011 of its entering into the Investment Agreement with North American and relates to the proposed investment in the Company by North American.
The amended complaint alleges that the individual defendants breached their fiduciary duties by accepting a sale price for the shares to be sold to North American that was unfair to the Company’s shareholders and by issuing a proxy statement that contained material omissions. The complaint also alleges that the Company, the Bank and North American aided and abetted these breaches of fiduciary duty. It seeks injunctive relief and/or rescission of the proposed investment by North American and fees and expenses in an unspecified amount.

On May 25, 2011, another shareholder of the Company filed a similar putative class action lawsuit (styledMark McClinton v. Green Bankshares, Inc. et al., Case No. 11-CV-284ktl, Greene County Circuit Court, Greeneville, Tennessee) against the Company, the Company’s Board of Directors and North American on behalf of all persons holding the Company’s common stock. The complaint similarly alleges that the individual defendants breached their fiduciary duties to the Company by agreeing to sell shares to North American at a price unfair to the Company’s shareholders. The complaint also alleges that the Company and North American aided and abetted these breaches of fiduciary duty. It seeks and injunction and/or rescission of North American’s investment in the Company and fees and expenses in an unspecified amount.
On June 16, 2011, another shareholder of the Company filed a putative class action lawsuit (styledThomas W. Cook Jr. v. Green Bankshares, Inc. et al., Civil Action No. 2:11-cv-00176, United States District Court for the Eastern District of Tennessee, Greeneville) against the Company, the Company’s Board of Directors and North American on behalf of all persons holding the Company’s common stock. The complaint alleges that the individual defendants breached their fiduciary duties to the Company by failing to maximize shareholder value in the proposed transaction with North American. The complaint also alleges that the Company and the individual defendants violated the securities laws by issuing a Preliminary Proxy Statement that contains alleged material misstatements and omissions. The complaint also alleges that the Company and North American aided and abetted the breaches of fiduciary duty. It seeks an injunction and/or rescission of North American’s investment in the Company, monetary damages and fees and expenses in an unspecified amount.
On July 6, 2011, another shareholder of the Company filed a lawsuit (styledBarbara N. Ballard v. Stephen M. Rownd, et al., Civil Action No. 2:11-cv-00201, United States District Court for the Eastern District of Tennessee, Greeneville)against the Company, the Company’s Board of Directors and North American asserting an individual claim that alleges that the individual defendants violated the securities laws by issuing a Preliminary Proxy Statement that contains alleged material misstatements and omissions. The complaint also alleges a class action claim on behalf of all persons holding the Company’s common stock against the individual defendants for breach of fiduciary duty based on these same alleged material misstatements and omissions. The complaint also alleges that the Company and North American aided and abetted the breaches of fiduciary duty. It seeks an injunction and/or rescission of North American’s investment in the Company and fees and expenses in an unspecified amount.
On July 26, 2011, the parties to the four North American transaction-related class action lawsuits reached an agreement in principle to resolve those four lawsuits on the basis of the inclusion of certain additional disclosures regarding the North American transaction in the proxy statement in connection with the proposed North American transaction. The proposed settlement is subject to, among other things, court approval.
The Company and the individual defendants collectively intend to vigorously defend themselves against these class action allegations.
General. The Company and its subsidiaries are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company’s results of operations.

Item 1A.	Risk Factors
Except as set forth below and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, there have been no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010:
If the Bank becomes subject to the cease and desist order to which the FDIC has sought the Bank’s consent, its and the Company’s operations, liquidity and capital resources could be negatively impacted.
The FDIC is requesting that the Bank consent to the issuance of a cease and desist order and the TDFI is pursuing the issuance of a written agreement against the Bank. The Company believes that this order and written agreement will require, among other things, that the Bank maintain its capital ratios above those levels required to be considered “well-capitalized” under federal banking regulations. The Company also expects that this order and written agreement will prohibit the Bank from paying dividends to the Company and will require the Bank to, among other things, institute a plan for the reduction of charge-offs and classified assets, restrict its advances to certain classified borrowers and implement a plan for the reduction of certain loan concentrations. Because the consent order will constitute a formal enforcement action requiring the Bank to maintain specified capital levels above those required to be “well-capitalized” under the prompt corrective action provisions of the FDICIA, the Bank will, upon issuance of the order, be subject to additional limitations on its operations including its ability to pay interest on deposits above proscribed rates and its ability to accept, rollover or renew brokered deposits, which could adversely affect the Bank’s liquidity and/or operating results. If the Bank fails to comply with the requirements of the consent order, after it is issued, it may be subject to further regulatory action. The FDIC and the TDFI each has broad authority to take additional actions against the Bank, including assessing civil fines and penalties, issuing additional consent or cease and desist orders and removing officers and directors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Company made no unregistered sales of its equity securities or repurchases of its common stock during the quarter ended June 30, 2011.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None

Item 6.	Exhibits
See Exhibit Index immediately following the signature page hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Bankshares, Inc. Registrant
Date: August 11, 2011	By:	/s/ Michael J. Fowler
Michael J. Fowler
Senior Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002