Form 10-Q
period 2011-09-30
GREEN BANKSHARES, INC.
filed 2011-11-14
CIK 764402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☑
As of November 10, 2011, the number of shares outstanding of the issuer’s common stock was 133,174,370.

GREEN BANKSHARES, INC.
Form 10-Q for the Quarterly Period Ended September 30, 2011
INDEX

Page No.
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of Green Bankshares, Inc. and its wholly owned subsidiaries are as follows:

Condensed Consolidated Balance Sheets — September 30, 2011 (Successor) and December 31, 2010 (Predecessor).	2

Condensed Consolidated Statements of Income (Loss) — For the periods from July 1, 2011 through September 7, 2011 (Predecessor), from September 8, 2011 through September 30, 2011 (Successor), and from January 1, 2011 through September 7, 2011 (Predecessor) and for the three and nine months ended September 30, 2010 (Predecessor).	3

Condensed Consolidated Statement of Changes in Shareholders’ Equity — For the periods from July 1, 2011 through September 7, 2011 (Predecessor), from September 8, 2011 through September 30, 2011 (Successor) and for the nine months ended September 30, 2010 (Predecessor).	4

Condensed Consolidated Statements of Cash Flows — For the periods from January 1, 2011 through September 7, 2011, (Predecessor) from September 8, 2011 through September 30, 2011 (Successor) and for the nine months ended September 30, 2010 (Predecessor).	7

Notes to Condensed Consolidated Financial Statements.	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3. Quantitative and Qualitative Disclosures about Market Risk	44

Item 4. Controls and Procedures	44

PART II OTHER INFORMATION

Item 1. Legal Proceedings	45

Item 1A. Risk Factors	47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 3. Defaults Upon Senior Securities	69

Item 4. (Removed and Reserved)	69

Item 5. Other Information	69

Item 6. Exhibits	71

Signatures

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2011 (Successor) and December 31, 2010 (Predecessor)
(Amounts in thousands, except share and per share data)

	Successor
	Company	Predecessor
	(Unaudited)	Company
	September 30,	December 31,
	2011	2010*
ASSETS
Cash and due from banks	$2,347	$289,358
Federal funds sold	—	4,856

Cash and cash equivalents	2,347	294,214
Investment in Capital Bank, NA	312,432	—
Securities available for sale	—	202,002
Securities held to maturity (December 31, 2010 market value of $467)	—	465
Loans held for sale	—	1,299
Loans, net of unearned interest	—	1,745,378
Allowance for loan losses	—	(66,830)
Other real estate owned and repossessed assets	—	60,095
Premises and equipment, net	—	78,794
FHLB and other stock, at cost	—	12,734
Cash surrender value of life insurance	—	31,479
Core deposit and other intangibles	—	6,751
Deferred tax asset (as of December 31, 2010 net of valuation allowance of $43,455)	—	2,177
Other assets	3,954	37,482

Total assets	$318,733	$2,406,040

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$—	$152,752
Interest bearing deposits	—	1,822,703
Brokered deposits	—	1,399

Total deposits	—	1,976,854

Repurchase agreements	—	19,413
FHLB advances and notes payable	—	158,653
Subordinated debentures	43,637	88,662
Deferred Tax Liability	16,073	—
Accrued interest payable and other liabilities	406	18,561

Total liabilities	$60,116	$2,262,143

Shareholders’ equity
Preferred stock: no par, 1,000,000 shares authorized, 0 and 72,278 shares outstanding	$—	$68,121
Common stock: $.01 and $2.00 par, 300,000,000 and 20,000,000 shares authorized, 133,174,370 and 13,188,896 shares outstanding, respectively	1,332	26,378
Common stock warrants	—	6,934
Additional paid-in capital	257,711	188,901
Accumulated Earnings (Deficit)	930	(147,436)
Accumulated other comprehensive income (loss)	(1,356)	999

Total shareholders’ equity	258,617	143,897

Total liabilities and shareholders’ equity	$318,733	$2,406,040

*	Derived from the audited consolidated balance sheet, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the periods from July 1, 2011 through September 7, 2011 (Predecessor), from September 8, 2011 through September 30, 2011 (Successor), and from January 1, 2011 through September 7, 2011 (Predecessor) and for the three and nine months ended September 30, 2010 (Predecessor).
(Amounts in thousands, except share and per share data)

	Three Months
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
	Company	Company	Company	Company	Company
			Three Months Ended		Nine Months Ended
	Sept 8 - Sept 30	July 1 - Sept 7	September 30,	Jan 1 - Sept 7	September 30,
	2011	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$—	$16,854	$27,744	$65,258	$87,178
Taxable securities	—	1,202	1,181	4,290	3,860
Nontaxable securities	—	204	304	790	922
FHLB and other stock	—	102	136	374	408
Federal funds sold and other	—	118	90	468	283

Total interest income	—	18,480	29,455	71,180	92,651

Interest expense:
Deposits	—	2,873	6,444	12,764	22,131
Federal funds purchased and repurchase agreements	—	3	6	11	17
FHLB advances and notes payable	—	1,200	1,726	4,314	5,132
Subordinated debentures	236	346	532	1,315	1,492

Total interest expense	236	4,422	8,708	18,404	28,772

Net interest income (expense)	(236)	14,058	20,747	52,776	63,879
Provision for loan losses	—	15,513	36,823	43,742	45,461

Net interest income (expense) after provision for loan losses	(236)	(1,455)	(16,076)	9,034	18,418

Non-interest income:
Service charges on deposit accounts	—	4,137	6,651	16,346	19,283
Other charges and fees	—	348	417	1,147	1,156
Trust and investment services income	—	446	1,021	1,457	2,360
Mortgage banking income	—	72	212	271	453
Equity Method Income in Capital Bank NA	1,134	—	—	—	0
Other income	4	613	728	2,258	2,234
Securities gains (losses), net
Realized gains (losses), net	—	6,324	—	6,324	—
Other-than-temporary impairment	—	—	—	—	(553)
Less non-credit portion recognized in other comprehensive income	—	—	—	—	460

Total securities gains (losses), net	—	—	—	6,324	(93)

Total non-interest income	1,138	11,940	9,029	27,803	25,486

Non-interest expense:
Employee compensation	—	6,105	8,266	21,560	23,903
Employee benefits	—	602	816	2,458	2,609
Occupancy expense	—	1,803	1,792	5,308	5,175
Equipment expense	—	661	742	2,176	2,118
Computer hardware/software expense	—	653	916	2,508	2,626
Professional services	61	1,189	741	3,099	1,924
Advertising	—	448	657	1,533	2,061
OREO maintenance expense	—	627	712	2,976	1,711
Collection and repossession expense	—	408	508	1,727	2,329
Loss on OREO and repossessed assets	—	13,672	6,538	20,101	7,973
FDIC insurance	—	260	1,099	2,629	3,159
Core deposit and other intangible amortization	—	467	646	1,716	1,937
Other expenses	34	2,690	3,576	9,591	11,304

Total non-interest expense	95	29,585	27,009	77,382	68,829

Income (loss) before income taxes	807	(19,100)	(34,056)	(40,545)	(24,925)
Income taxes expense (benefit)	(123)	974	1,098	974	4,222

Net income (loss)	930	(20,074)	(35,154)	(41,519)	(29,147)
Preferred stock dividends and accretion of discount on warrants	—	909	1,251	3,409	3,751

Gain on retirement of Series A preferred allocated to common shareholders	—	11,188	—	11,188	$—

Net income (loss) available to common shareholders	$930	$(9,795)	$(36,405)	(33,740)	$(32,898)

Per share of common stock:
Basic earnings (loss)	$0.01	$(.75)	$(2.78)	$(2.57)	$(2.51)

Diluted earnings (loss)	$0.01	$(.75)	$(2.78)	$(2.57)	$(2.51)

Dividends	$0.00	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding:
Basic	133,083,705	13,145,744	13,097,611	13,125,521	13,092,579

Diluted(1)	133,174,370	13,145,744	13,097,611	13,125,521	13,092,579

(1)
Diluted weighted average shares outstanding for the period from July 1, 2011 to September 7, 2011, January 1, 2011 to September 7, 2011 and three and nine months ended September 30, 2010 excludes 119,150, 94,930, 93,791 and 93,082 unvested shares, respectively, because they are anti-dilutive.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Predecessor)
For the Period from January 1, 2011 to September 7, 2011
(Unaudited)
(Amounts in thousands, except share and per share data)

		Warrants					Other
		for			Additional		Comprehensive
	Preferred	Common	Common Stock		Paid in	Accumulated	Income
	Stock	Stock	Shares	Amount	Capital	Deficit	(Loss)	Total
Predecessor Company

January 1, 2011	$68,121	$6,934	13,188,896	$26,378	$188,901	$(147,436)	$999	$143,897
Net loss	—	—	—	—	—	(41,519)	—	(41,519)
Change in unrealized gain on AFS securities	—	—	—	—	—	—	5,082	5,082
Gain on security sales	—	—	—	—	—	—	(6,324)	(6,324)

Comprehensive loss								(42,761)

Stock-based compensation	—	—	85,474	171	777	—	—	948
Amortization of preferred stock discount	925	—	—	—	—	(925)	—	—
Preferred stock dividends	—	—	—	—	—	(2,484)	—	(2,484)

September 7, 2011	$69,046	$6,934	13,274,370	$26,549	$189,678	$(192,364)	$(243)	$99,600

See notes to condensed consolidated financial statements.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Successor)
For the Period from September 8, 2011 to September 30, 2011
(Unaudited)
(Amounts in thousands, except share and per share data)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid in	Accumulated	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total
Successor Company

September 8, 2011	133,174,370	$1,332	$257,711	$—	$—	$259,043
Net income	—	—	—	930	—	930
Change in unrealized gain on AFS securities, net of tax	—	—	—	—	(1,356)	(1,356)

Comprehensive income						(426)

September 30, 2011	133,174,370	$1,332	$257,711	$930	$(1,356)	$258,617

Ending September 7, 2011 shareholders’ equity of $99.6 million excludes the impact of transactions related to closing of the NAFH Investment, whereas beginning September 8, 2011 shareholders’ equity of $259 million includes the impact of transactions related to the NAFH Investment, primarily the issuance and sale of 119.9 million shares of its common stock to NAFH for gross consideration of $217,019 less $750 thousand of NAFH’s expenses which were reimbursed by the Company. The total consideration was comprised of $147.6 million of cash and NAFH’s contribution of the Company’s Series A Preferred Stock and related warrants which were repurchased by NAFH from the U.S. Treasury for $68.7 million. The $11.1 million difference between the book value of Series A Preferred Stock and related warrants versus the redemption cost increased Additional Paid in Capital. Also reflected in September 8, 2011 Successor Company was $5.1 million of the Company’s underwriting costs associated with the NAFH Investment.
In addition, the acquisition method of accounting requires the reclassification of retained earnings from periods prior to the acquisition to be recognized as common share equity and the elimination of any accumulated other comprehensive income or loss and surplus within the Company’s Shareholders’ Equity section of the Company’s Consolidated Financial Statements. Also impacting the mix but not the total amount of shareholders’ equity, was the reduction in the par value of the Company’s common stock from $2 to $0.01 per share.

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2010 (Predecessor)
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

GREEN BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the periods from January 1, 2011 through September 7, 2011 (Predecessor),
September 8, 2011 through September 30, 2011 (Successor)
and for the nine months ended September 30, 2010 (Predecessor)
(Amounts in thousands, except share and per share data)

	Successor
	Company	Predecessor Company
	Sept 8 - Sept 30	Jan 1 - Sept 7	Jan 1 - Sept 30
	2011	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income (loss)	930	(41,519)	(29,147)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities
Provision for loan losses	—	43,742	45,461
Depreciation and amortization	—	3,597	5,389
Security amortization and accretion, net	—	232	406
Write down of investments for impairment	—	—	93
Gain on sales of securities available for sale	—	6,324	—
Net gain on sale of mortgage loans	—	(251)	(418)
Originations of mortgage loans held for sale	—	(20,563)	(32,065)
Proceeds from sales of mortgage loans	—	20,362	31,925
Increase in cash surrender value of life insurance	—	(767)	(894)
Net losses from sales of fixed assets	—	444	5
Stock-based compensation expense	—	948	477
Net loss on other real estate and repossessed assets	—	20,100	7,973
Deferred tax benefit	—	—	11,427
Net changes:
Other assets	(475)	11,996	(1,246)
Accrued interest payable and other liabilities	(2,507)	700	(4,705)

Net cash provided by (used in) operating activities	(2,052)	45,345	34,681

Cash flows from investing activities
Net change in interest-bearing deposits with banks	—	—	9,986
Purchase of securities available for sale	—	(209,790)	(113,921)
Proceeds from sales of securities available for sale	—	163,929	—
Proceeds from maturities of securities available for sale	—	64,822	101,189
Proceeds from maturities of securities held to maturity	—	465	30
Net change in loans	—	146,969	128,133
Proceeds from sale of other real estate	—	19,781	10,904
Improvements to other real estate	—	(261)	(624)
Proceeds from sale of fixed assets	—	7	—
Net Change in Cash Due to Merger of GreenBank into Capital Bank, NA	(393,434)	—	—
Investment in Capital Bank, NA	(139,834)	—	—
Premises and equipment expenditures	—	(947)	(1,295)

Net cash provided by (used in) investing activities	(533,268)	184,975	134,402

Cash flows from financing activities
Net change in deposits	—	(124,497)	(162,367)
Net change in brokered deposits	—	—	(5,185)
Net change in repurchase agreements	—	(4,026)	(1,808)
Repayments of FHLB advances and notes payable	—	(855)	(1,115)
Proceeds from North American Financial Holdings, Inc Investment	(5,058)	147,569	—
Preferred stock dividends paid	—	—	(2,711)

Net cash used in financing activities	(5,058)	18,191	(173,186)

Net change in cash and cash equivalents	(540,378)	248,511	(4,103)

Cash and cash equivalents, beginning of period	542,725	294,214	210,494

Cash and cash equivalents, end of period	$2,347	$542,725	$206,391

Supplemental disclosures — cash and noncash
Interest paid	2,331	17,815	29,560
Income taxes paid net of refunds	—	—	(148)
Loans converted to other real estate	—	51,851	39,195
Unrealized gain (loss) on available for sale securities, net of tax	(1,356)	(1,242)	2,435
Loans Originated to finance / sell other real estate	—	488	—
Preferred Dividends Declared	—	2,484	—

Green Bankshares and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Green Bankshares, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
The Company is a bank holding company headquartered in Greeneville, Tennessee. Prior to September 7, 2011, the Company conducted its business primarily through its wholly-owned subsidiary, GreenBank (together with its successor entities following the Merger (as defined below), the “Bank”). As described in additional detail in Note 2, on September 7, 2011 (the “Merger Date”), the Bank merged (the “Merger”) with and into Capital Bank, National Association (“Capital Bank, NA”), a subsidiary of our majority shareholder, North American Financial Holdings, Inc. (“NAFH”) in an all-stock transaction, with Capital Bank, NA as the surviving entity. The Company’s approximately 34% ownership interest in Capital Bank, NA is recorded as an equity-method investment in that entity. As of September 30, 2011, the Company’s investment in Capital Bank, NA totaled $312,432 which reflected the Company’s pro rata ownership of Capital Bank, NA’s total shareholders’ equity. In periods subsequent to the Merger Date, the Company will adjust this equity investment balance based on its equity in Capital Bank, NA’s net income and comprehensive income. In connection with the Merger, assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet resulting in a significant decrease in the total assets and total liabilities of the Company in the third quarter of 2011. Accordingly, as of September 30, 2011, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet. Subsequent to the Merger Date, the Company’s significant assets and liabilities are comprised of cash, its equity method investment in Capital Bank, NA, deferred income tax accounts and trust preferred securities. The Company’s operating results subsequent to the Merger Date include the Company’s proportionate share of equity method income from Capital Bank, NA and interest expense resulting from the outstanding trust preferred securities issued by the Company. Unless otherwise specified, this report describes Green Bankshares, Inc. and its subsidiaries including GreenBank through the Merger Date, and subsequent to that date, includes only Green Bankshares, Inc, and its equity method investment in Capital Bank, NA.
On September 7, 2011, pursuant to the NAFH Investment, GreenBank, the Company’s previously wholly-owned subsidiary, was merged with and into Capital Bank, NA., a subsidiary of NAFH, with Capital Bank, NA as the surviving entity. As a result of the Merger, the Company received shares of Capital Bank, NA equating to an approximately 34% ownership interest in Capital Bank, NA. As the Company is a majority owned subsidiary of NAFH, the Merger was a restructuring transaction between commonly-controlled entities. The difference between the amount of the Company’s initial equity method investment in Capital Bank, NA., subsequent to the Merger, and the Company’s investment in GreenBank, immediately preceding the Merger, was accounted for as an increase in additional paid in capital of $15,960. As the Company began to account for its investment in the combined entity under the equity method, the change in the balance of the Company’s equity method investment between September 7, 2011 and September 30, 2011 resulting from the Company’s proportional share of earnings of $1,134 was recorded as “Equity method income in Capital Bank, NA,” in the Company’s Consolidated Statement of Income for the period. At September 30, 2011, the Company’s net investment of $312,432 in Capital Bank, NA, was recorded in the Consolidated Balance Sheet as “Investment in Capital Bank, NA.”
As the period from September 8, 2011 through September 30, 2011 (the “Successor Period”) is not a normal interim financial reporting period (ie. a calendar month, quarter or year) for Capital Bank, NA, condensed income statement information for the Company’s equity method investee, Capital Bank, NA was omitted from this Form 10-Q as management believes the inclusion herein would not be meaningful. Capital Bank, NA’s financial reporting process involves significant accounting estimates which are performed and updated only monthly or quarterly and no pro-ration or other cut-off was performed as of the Merger date by Capital Bank, NA. For this reason, the Company’s equity in income from Capital Bank, NA for the Successor Period was computed by multiplying the Company’s proportional ownership interest in Capital Bank, NA by the net income of Capital Bank, NA, during the month of September. The proportional ownership of each shareholder of Capital Bank, NA was computed by dividing the weighted average shares owned by each investor by the total weighted average shares of Capital Bank, NA outstanding during the month of September. In future periods, condensed income statement information for Capital Bank, NA will be disclosed for each quarterly reporting period. Beginning in 2012, the quarterly disclosure will be supplemented with the presentation of Capital Bank, NA’s condensed income statement for the calendar year to date.
As used in this document, the terms “we,” “us,” “our,” “Green Bankshares,” and “Company” mean Green Bankshares, Inc. and its subsidiaries (unless the context indicates another meaning) and the term “Bank” means GreenBank, and, after the Merger, its successor entities.
North American Financial Holdings, Inc. Investment
On September 7, 2011, (the “Transaction Date”) the Company completed the issuance and sale to NAFH of 119.9 million shares of common stock for aggregate consideration of $217,019 (the “NAFH Investment”). The consideration was comprised of approximately $148,319 in cash and approximately $68,700 in the form of a contribution to the Company of all 72,278 outstanding shares of Series A Preferred Stock previously issued to the U.S. Treasury Department (“Treasury”) under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s common stock, which NAFH purchased directly from the Treasury. The Series A Preferred Stock and the related warrant were retired on September 7, 2011 and are no longer outstanding.
As a result of the NAFH Investment, pursuant to which NAFH acquired approximately 90% of the voting securities of the Company, the Company followed the acquisition method of accounting as required by the Business Combinations Topic of the FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). Under the accounting guidance the application of “push down” accounting was applied.

Green Bankshares and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
Acquisition accounting requires that the assets purchased, the liabilities assumed, and non-controlling interests all be reported in the acquirer’s financial statements at their fair value, with any excess of purchase consideration over the net assets being reported as goodwill. Application of the push down method of accounting requires that the valuation of assets, liabilities, and non-controlling interests be recorded in the acquiree’s records as well. Accordingly, the Company’s Consolidated Financial Statements and transactional records prior to the NAFH Investment reflect the historical accounting basis of assets and liabilities and are labeled “Predecessor Company,” while such records subsequent to the NAFH Investment are labeled “Successor Company” and reflect the push down basis of accounting for the new fair values in the Company’s financial statements. This change in accounting basis is represented in the Consolidated Financial Statements by a vertical black line which appears between the columns entitled “Predecessor Company” and “Successor Company” on the statements and in the relevant notes. The black line signifies that the amounts shown for the periods prior to and subsequent to the NAFH Investment are not comparable.
In addition to the new accounting basis established for assets, liabilities and noncontrolling interests, acquisition accounting also requires the reclassification of any retained earnings from periods prior to the acquisition to be recognized as common share equity and the elimination of any accumulated other comprehensive income or loss and surplus within the Company’s Shareholders’ Equity section of the Company’s Consolidated Financial Statements. Accordingly, retained earnings and accumulated other comprehensive income at September 30, 2011 represents only the results of operations subsequent to September 7, 2011, the date of the NAFH Investment.
NOTE 2 — ACQUISITION
On September 7, 2011, the Company completed the issuance and sale of 119.9 million shares of its common stock to NAFH for gross consideration of $217,019 less $750 thousand of NAFH’s expenses which were reimbursed by the Company. The total consideration was comprised of $147.6 million of cash and the Company’s Series A Preferred Stock and warrant to purchase shares of common stock issued by the Company to the U.S. Treasury in connection with the Troubled Asset Relief Program (“TARP”) which were repurchased by NAFH and contributed to the Company at fair value of $68.7 million as a component of the NAFH investment consideration. Subsequently the Company cancelled the Series A Preferred Stock. In connection with the NAFH Investment, each Company shareholder as of September 6, 2011 received one contingent value right per share (“CVR”) that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of GreenBank’s then existing loan portfolio as of May 5, 2011.
As a result of the NAFH Investment, NAFH now owns approximately 90% of the voting securities of the Company and followed the acquisition method of accounting and applied “acquisition accounting.” Acquisition accounting requires that the assets purchased, the liabilities assumed, and non-controlling interests all be reported in the acquirer’s financial statements at their fair value, with any excess of purchase consideration over the net assets being reported as goodwill. As part of the valuation, intangible assets were identified and a fair value was determined as required by the accounting guidance for business combinations. Accounting guidance also allows the application of “push down accounting,” whereby the adjustments of assets and liabilities to fair value and the resultant goodwill are shown in the financial statements of the acquiree.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The methodology used to obtain the fair values to apply acquisition accounting is described in Note 7 “Fair Value Disclosures” of these Consolidated Financial Statements.
The following table summarizes the NAFH Investment and Company’s opening balance sheet as of September 8, 2011 adjusted to fair value:

Fair value of assets acquired:
Cash and cash equivalents	$542,725
Securities available for sale	176,466
Loans	1,344,184
Premises and equipment	72,261
Goodwill	19,032
Intangible assets	12,118
Deferred tax asset	53,407
Other assets	142,836

Total assets acquired	$2,363,029

Fair value of liabilities assumed:
Deposits	$1,872,050
Long-term debt and other borrowings	229,345
Other liabilities	18,551

Total liabilities assumed	$2,119,946

Net assets	243,083
Less: Non-controlling interest at fair value	26,814

$216,269

Legal costs	750

Purchase consideration	$217,019

Green Bankshares and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available to make preliminary estimates of the fair value. While the Company believes that information provides a reasonable basis for estimating the fair values, it expects to obtain additional information and evidence during the measurement period (not to exceed one year from the acquisition date) that may result in changes to the estimated fair value amounts. Thus, the provisional measurements of fair value reflected are subject to change as other confirming events occur including the receipt and finalization of updated appraisals. Such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. Subsequent adjustments, if any, will be retrospectively reflected in future filings.
A summary and description of the assets, liabilities and non-controlling interests fair valued in conjunction with applying the acquisition method of accounting is as follows:
Cash and Cash Equivalents
The cash and cash equivalents, which include proceeds from the NAFH Investment, held at acquisition date approximated fair value on that date and did not require a fair value adjustment.
Investment Securities
Investment securities are reported at fair value at acquisition date. To account for the NAFH Investment, the difference between the fair value and par value became the new premium or discount for each security held by the Company. The fair value of investment securities is primarily based on values obtained from third parties pricing models which are based on recent trading activity for the same or similar securities.
The fair value of the investment securities is primarily based on values obtained from third parties that are based on recent activity for the same or similar securities. Immediately before the acquisition, the investment portfolio had an amortized cost of $174,841 and was in a net unrealized loss position of $392. The difference between the fair value and the current par value was recorded as the new premium or discount on a security by security basis.
Loans
All loans in the loan portfolio were adjusted to estimated fair value at the NAFH Investment date. Upon analyzing estimated credit losses as well as evaluating differences between contractual interest rates and market interest rates at acquisition, the Company recorded a loan fair value discount of $165,708. All acquired loans were considered to be acquired impaired loans with the exception of certain consumer revolving lines of credit. Subsequent to the NAFH Investment, acquired impaired loans will be accounted for as described in Critical Accounting Policies.
Premises and Equipment
Premises and equipment was adjusted to report these assets at their acquisition date fair values. To account for the NAFH Investment in premises and equipment, the difference between the fair value and book value was recorded by the Company for each asset. The total adjustment to premises and equipment resulted in a net write down of $4,051. The estimates of fair value of premises and equipment were primarily based on values obtained from third parties including property appraisers and other asset valuation providers whose methods, models and assumptions were reviewed and accepted by management after being deemed reasonable and consistent with industry practice.

Green Bankshares and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
Goodwill
Goodwill represents the excess of purchase price over the fair value of acquired net assets. This acquisition was nontaxable and, as a result, there is no tax basis in the resulting goodwill. Accordingly, none of the goodwill associated with the acquisition is deductible for tax purposes.
Core Deposit Intangible
Other than goodwill, the only other intangible asset identified as part of the valuation of the Company was the Core Deposit Intangible (“CDI”) which is amortized as noninterest expense over its estimated useful life. The estimated fair value of the CDI at the acquisition date was $11,900. This amount represents the present value of the difference between a market participant’s cost of obtaining alternative funds and the cost to maintain the acquired deposit base. The present value is calculated over the estimated life of the acquired deposit base and will be amortized on a straight line basis over an eight year period. Deposit accounts evaluated for the CDI were demand deposit accounts, money market accounts and savings accounts.
Deferred Tax Asset
As a result of the application of the acquisition method of accounting a net deferred tax asset of $53,407 was recognized at acquisition date. The net deferred tax asset is primarily related to the recognition of differences between certain tax and book bases of assets and liabilities related to the acquisition method of accounting, including fair value adjustments discussed elsewhere in this section, along with federal and state net operating losses that the Company determined to be realizable as of the acquisition date. A valuation allowance is recorded for deferred tax assets, including net operating losses, if the Company determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Other Assets
The most significant other assets which are reported at fair value in the Company’s Consolidated Financial Statements at each reporting period and that were reviewed for valuation adjustments as part of the acquisition accounting were $71,914 in repossessed assets and other owned real estate, the $32,247 cash surrender value of bank owned life insurance policies, $12,734 in FHLB investment stock and $5,529 in prepaid FDIC assessments. It was deemed not practicable to determine the fair value of FHLB due to restrictions placed on their transferability.
Various other assets held by the Company did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value such as accrued interest receivable.
Deposits
Time deposits were not included in the CDI valuation. Instead, a separate valuation of term deposit liabilities was conducted due to the contractual time frame associated with these liabilities. Term deposits evaluated for acquisition accounting consisted of certificates of deposit (“CDs”). The fair value of these deposits was determined by first stratifying the deposit pool by maturity and calculating the interest rate for each maturity period. Then cash flows were projected by period and discounted to present value using current market interest rates.
The outstanding balance of CDs at acquisition date was $588,799, and the estimated fair value premium totaled $9,234. The Company will amortize these premiums into income as a reduction of interest expense on a level-yield basis over the weighted average term.
Long-term and Other Borrowings
Included in borrowings are FHLB advances and repurchase agreements. Fair values for FHLB advances were estimated by developing cash flow estimates for each of these debt instruments based on scheduled principal and interest payments, current market interest rates, and prepayment penalties. Once the cash flows were determined, a market rate for comparable debt was used to discount the cash flows to the present value. The outstanding balance of FHLB advances at acquisition date was $170,398 and the estimated fair value premium totals $12,600. The Company will amortize the premium into income as reductions of interest expense on a level-yield basis over the contractual term of each debt instrument. No adjustment was made to overnight repurchase agreements of $15,388 for which carrying value approximated fair value.

Green Bankshares and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
Included in subordinated debt are variable rate trust preferred securities issued by the Company. Fair values for the trust preferred securities were estimated by developing cash flow estimates for each of these debt instruments based on scheduled principal and interest payments and current market interest rates. Once the cash flows were determined, a market rate for comparable subordinated debt was used to discount the cash flows to the present value. The outstanding balance of trust preferred securities and subordinated debt at acquisition date was $88,662 and the estimated fair value discount on each totaled $45,102. The Company will accrete the discount as an increase to interest expense on a level-yield basis over the contractual term of each debt instrument.
Contingent Value Rights
In connection with the NAFH Investment, each existing shareholder as of September 6, 2011 received one contingent value right per share that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of GreenBanks’s existing loan portfolio as of May 5, 2011. The Company estimated the fair value of these CVRs at $520 which was based on its estimate of credit losses on the existing loan portfolio over the five-year life of these instruments. These CVRs were recorded at fair value in other liabilities in acquisition accounting.
Non-controlling Interest
In determining the estimated fair value of the non-controlling interest, the Company utilized the closing market price of its common stock on the acquisition date of $2.02 and multiplied this stock price by the number of outstanding non-controlling shares at that date.
Transaction Expenses
As required by the NAFH Investment, the Company incurred and reimbursed third party expenses of $750 which were recorded as a reduction of proceeds received from the issuance of common shares to NAFH. The Company also incurred $5.1 million of underwriting costs associated with the NAFH Investment.
There were no indemnification assets in this transaction, nor was there any contingent consideration to be recognized except for contingent value rights. In connection with the NAFH Investment, each Company shareholder as of September 6, 2011 received one contingent value right per share (“CVR”) that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of GreenBank’s then existing loan portfolio as of May 5, 2011.

Green Bankshares and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
NOTE 3 — SECURITIES
Due to the Bank Merger, the Company reported no investment securities on its Consolidated Balance Sheet as of September 30, 2011 (Successor). Investment securities as of December 31, 2010 (Predecessor) are summarized as follows:

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

Green Bankshares and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
NOTE 3 — SECURITIES (Continued)
For the Predecessor periods from July 1, 2011 to September 7, 2011, and from January 1, 2011 to September 30, 2011, there were realized gross gains of $6,324 from sales of investment securities.
There were no realized gross gains or (losses) from sales of investment securities for the three and nine month Predecessor periods ended September 30, 2010.
Securities with a carrying value of $135,692 at December 31, 2010 were pledged for public deposits, securities sold under agreements to repurchase and to the Federal Reserve Bank. The balance of pledged securities in excess of the pledging requirements was $7,983 at December 31, 2010, respectively.
Securities with unrealized losses at December 31, 2010 are as follows:

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

The Predecessor Company reviewed its investment portfolio on a quarterly basis judging each investment for other-than-temporary impairment (“OTTI”). Management did not have the intent to sell any of the temporarily impaired investments and believes it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The OTTI analysis focuses on the duration and amount a security is below book value and assesses a calculation for both a credit loss and a non-credit loss for each measured security considering the security’s type, performance, underlying collateral, and any current or potential debt rating changes. The OTTI calculation for credit loss is reflected in the income statement while the non-credit loss is reflected in other comprehensive income (loss).
The Predecessor Company held a single issue trust preferred security issued by a privately held bank holding company. The bank holding company deferred its interest payments beginning in the second quarter of 2009, and we have placed the security on non-accrual. The Federal Reserve Bank of St. Louis entered into an agreement with the bank holding company on October 22, 2009 which was made public on October 30, 2009. Among other provisions of the regulatory agreement, the bank holding company must strengthen its management of operations, strengthen its credit risk management practices, and submit a capital plan. As of September 7, 2011 no other communications between the bank holding company and the Federal Reserve Bank of St. Louis have been made public. Our estimated fair value implies an unrealized loss of $199, related primarily to illiquidity. The Company did not recognize other-than-temporary impairment on the security for the periods from January 1 to September 7, 2011 or July 1 to September 7, 2011.
The Predecessor Company held a private label class A21 collateralized mortgage obligation that was analyzed for the period ending September 7, 2011. The security’s estimated fair value implies an unrealized loss of $74. The Company did not recognize a write-down through non-interest income representing other-than-temporary impairment on the security for the periods from January 1 to September 7, 2011 or July 1 to September 7, 2011.

Green Bankshares and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
NOTE 3 — SECURITIES (Continued)
The following table presents a roll-forward of the cumulative amount of credit losses on the Company’s investment securities that have been recognized through earnings as of September 7, 2011 and September 30, 2010 (Predecessor periods). There were no credit losses on the Company’s investment securities recognized in earnings for the Predecessor periods from January 1 to September 7, 2011 or July 1 to September 7, 2011.

		Nine months
	Jan 1 - Sept 7	ended
	2011	9/30/2010
Beginning balance of credit losses at January 1, 2011 and 2010	$1,069	$976
Other-than-temporary impairment credit losses	—	93

Ending balance of cumulative credit losses recognized in earnings	$1,069	$1,069

Green Bankshares and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
NOTE 4 — LOANS
Due to the Bank Merger, the Company reported no loans on its Consolidated Balance Sheet as of September 30, 2011 (Successor). All of the disclosures in this section are related to the Predecessor Company. The composition of the loan portfolio by loan type as of December 31, 2010 (Predecessor) was as follows:

December 31,
2010

Commercial real estate	$1,080,805
Residential real estate	378,783
Commercial	222,927
Consumer	75,498
Other	1,913
Unearned income	(14,548)

Loans, net of unearned income	$1,745,378

Allowance for loan losses	$(66,830)

Activity in the allowance for loan losses was as follows:

	Jan 1 - Sept 7	Jan 1 to Sept 30,
	2011	2010

Beginning balance	$66,830	$50,161
Add (deduct):
Provision for loan losses	43,742	45,461
Loans charged off	(40,814)	(47,248)
Recoveries of loans charged off	1,987	1,948

Balance, end of period	$71,745	$50,322

Green Bankshares and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
NOTE 4 — LOANS (Continued)
Activity in the allowance for loan losses and recorded investment in loans by segment:
July 1 to Sept 7, 2011 Allowance Rollforward:

	Commercial	Residential
Predecessor Company	Real Estate	Real Estate	Commercial	Consumer	Other	Total

Allowance for Loan losses:
Beginning balance, July 1, 2011	$49,472	$4,897	$5,523	$2,828	$8	$62,728
Add (deduct);
Charge-off’s	(4,763)	(647)	(1,328)	(444)	—	(7,182)
Recoveries	313	89	137	147	—	686
Provision	12,928	720	1,618	247		15,513

Ending balance, September 7, 2011	$57,950	$5,059	$5,950	$2,778	$8	$71,745

January 1 to Sept 7, 2011 Allowance Rollforward:

	Commercial	Residential
Predecessor Company	Real Estate	Real Estate	Commercial	Consumer	Other	Total

Allowance for Loan losses:
Beginning balance, January 1, 2011	$54,203	$4,431	$5,080	$3,108	$8	$66,830
Add (deduct);
Charge-off’s	(34,538)	(1,466)	(3,397)	(1,413)	—	(40,814)
Recoveries	726	142	633	486	—	1,987
Provision	37,559	1,952	3,634	597	—	43,742

Ending balance, September 7, 2011	$57,950	$5,059	$5,950	$2,778	$8	$71,745

Allowance for Loan Losses:	Commercial	Residential
Predecessor Company	Real Estate	Real Estate	Commercial	Consumer	Other	Total

As of December 31, 2010
Allocation for loans individually evaluated for impairment	$22,939	$1,027	$722	$146	$—	$24,834
Allocation for loans collectively evaluated for impairment	31,264	3,404	4,358	2,962	8	41,996

Ending Balance	$54,203	$4,431	$5,080	$3,108	$8	$66,830

Green Bankshares and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
NOTE 4 — LOANS (Continued)
Impaired loans by class are presented below as of December 31, 2010 (Predecessor Company):

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

The Predecessor Company managed the loan portfolio by assigning one of nine credit risk ratings based on an internal assessment of credit risk. The credit risk categories are prime, desirable, satisfactory I or pass, satisfactory II, acceptable with care, management watch, substandard, and loss.
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

Green Bankshares and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
NOTE 4 — LOANS (Continued)
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

Green Bankshares and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
NOTE 4 — LOANS (Continued)
Predecessor Company credit quality indicators by class are presented below as of December 31, 2010:

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

December 31,
2010
Commercial
Commercial Credit Exposure
Prime	$1,236
Desirable	7,951
Satisfactory tier I	33,859
Satisfactory tier II	91,505
Acceptable with care	72,286
Management Watch	8,511
Substandard	7,579
Loss	—

Total	222,927

Predecessor Company
As of December 31, 2010

			Mortgage-
	HELOC	Mortgage	Subprime	Other
Consumer Real Estate Credit Exposure
Pass	$188,086	$131,845	$11,692	$29,833
Management Watch	1,017	317	—	—
Substandard	2,807	5,117	50	1,529

Total	191,910	137,279	11,742	31,362

Green Bankshares and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
NOTE 4 — LOANS (Continued)
Predecessor Company

		Consumer-	Consumer Auto
As of December 31, 2010	Consumer - Prime	Subprime	-Subprime
Consumer Credit Exposure
Pass	$35,029	$13,093	$18,588
Management Watch	—	—	—
Substandard	217	39	474

Total	35,246	13,132	19,062

A substantial portion of the Predecessor Company’s commercial real estate loans was secured by real estate in markets in which the Company is located. These loans are often structured with interest reserves to fund interest costs during the construction and development period. Additionally, certain of these loans are structured with interest-only terms. A portion of the consumer mortgage and commercial real estate portfolios were originated through the permanent financing of construction, acquisition and development loans. The prolonged economic downturn has negatively impacted many borrower’s and guarantors’ ability to make payments under the terms of the loans as their liquidity has been depleted. Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes in real estate values in these areas. Continued economic distress could negatively impact additional borrowers’ and guarantors’ ability to repay their debt which will make more of the Company’s loans collateral dependent.

Green Bankshares and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
NOTE 4 — LOANS (Continued)
Predecessor Company — Age analysis of past due loans by class are presented below for December 31, 2010:

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

Green Bankshares and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
NOTE 4 — LOANS (Continued)
Non-accrual loans by class are presented below:

December 31,
2010
Commercial real estate:
Speculative 1-4 Family	$63,298
Construction	41,789
Owner Occupied	5,511
Non-owner Occupied	18,772
Other	1,865
Residential real estate:
HELOC	1,668
Mortgage-Prime	3,350
Mortgage-Subprime	254
Other	957
Commercial	5,813
Consumer:
Prime	130
Subprime	107
Auto-Subprime	193
Other	—

Total	143,707

Nonperforming loans were as follows:

December 31, 2010

Loans past due 90 days still on accrual	$2,112
Nonaccrual loans	143,707

Total	$145,819

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

Green Bankshares and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
NOTE 4 — LOANS (Continued)
The Predecessor Company may elect to formally restructure a loan due to the weakening credit status of a borrower so that the restructuring may facilitate a repayment plan that minimizes the potential losses that the Company may have to otherwise incur. At December 31, 2010, the Company had $49,537 of restructured loans of which $9,597 was classified as non-accrual and the remaining were performing. The Company had taken charge-offs of $843 on the restructured non-accrual loans as of December 31, 2010.
The aggregate amount of loans to executive officers and directors of the Predecessor Company and their related interests was approximately $7,848 at December 31, 2010.

Green Bankshares and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
NOTE 5 — EARNINGS PER SHARE OF COMMON STOCK
Basic earnings (loss) per share (“EPS”) of common stock is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share of common stock is computed by dividing net income available to common shareholders by the weighted average number of common shares and potential common shares outstanding during the period. Stock options, warrants and restricted common shares are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the periods from July 1, 2011 to September 7, 2011 and from January 1, 2011 to September 7, 2011, 976,659 options and warrants are excluded from the effect of dilutive securities because they are anti-dilutive, given the Predecessor’s net loss available to common shareholders; 1,017,645 options are similarly excluded from the effect of dilutive securities for the three and nine months ended September 30, 2010. For the period from September 8, 2011 through September 30, 2011, though the Successor Company generated net income available to common shareholders, 341,115 options continue to be excluded from the effect of dilutive securities because the options’ exercise prices exceed current market prices.
The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations:

	Successor
	Company	Predecessor Company
	Sept 8 - Sept 30		Three Months Ended
	2011	July 1 - Sept 7, 2011	Sept. 30, 2010

Basic Earnings (loss) Per Share

Net income (loss)	$930	$(20,074)	$(35,154)
Less: preferred stock dividends and accretion of discount on warrants	—	909	1,251
Plus: Gain on retirement of Series A preferred allocated to common shareholders	—	11,188	—

Net income (loss) available to common shareholders	$930	$(9,795)	$(36,405)

Weighted average common shares outstanding	133,083,705	13,145,744	13,097,611

Basic earnings (loss) per share available to common shareholders	0.01	(0.75)	(2.78)

Diluted Earnings (loss) Per Share

Net income (loss)	$930	$(20,074)	$(35,154)
Less: preferred stock dividends and accretion of discount on warrants	—	909	1,251
Plus: Gain on retirement of Series A preferred allocated to common shareholders	—	11,188	—

Net income (loss) available to common shareholders	$930	$(9,795)	$(36,405)

Weighted average common shares outstanding	133,083,705	13,145,744	13,097,611
Add: Dilutive effects of assumed conversions of restricted stock and exercises of stock options and warrants	90,665	—	—

Weighted average common and dilutive potential common shares outstanding	133,174,370	13,145,744	13,097,611

Diluted earnings (loss) per share available to common shareholders	0.01	(0.75)	(2.78)

Green Bankshares and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
NOTE 5 — EARNINGS PER SHARE OF COMMON STOCK (Continued)

	Successor
	Company	Predecessor Company
	Sept 8 - Sept 30	Jan. 1 - Sept. 7	Nine Months Ended
	2011	2011	Sept. 30, 2010

Basic Earnings (loss) Per Share

Net income (loss)	$930	$(41,519)	$(29,147)
Less: preferred stock dividends and accretion of discount on warrants	—	3,409	3,751
Plus: Gain on retirement of Series A preferred allocated to common shareholders	—	11,188	—

Net income (loss) available to common shareholders	$930	$(33,740)	$(32,898)

Weighted average common shares outstanding	133,083,705	13,125,521	13,092,579

Basic earnings (loss) per share available to common shareholders	0.01	(2.57)	(2.51)

Diluted Earnings (loss) Per Share

Net income (loss)	$930	$(41,519)	$(29,147)
Less: preferred stock dividends and accretion of discount on warrants	—	3,409	3,751
Plus: Gain on retirement of Series A preferred allocated to common shareholders	—	11,188	—

Net income (loss) available to common shareholders	$930	$(33,740)	$(32,898)

Weighted average common shares outstanding	133,083,705	13,125,521	13,092,579

Add: Dilutive effects of assumed conversions of restricted stock and exercises of stock options and warrants	90,665	—	—

Weighted average common and dilutive potential common shares outstanding	133,174,370	13,125,521	13,092,579

Diluted earnings (loss) per share available to common shareholders	0.01	(2.57)	(2.51)

Green Bankshares and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
NOTE 6 — SEGMENT INFORMATION
The Successor’s Company has a single operating segment, its 34% ownership of Capital Bank, NA, which is accounted for using the equity method. Thus, segment information is not relevant for the Successor Company. Given the NAFH Investment and Bank Merger, and as segment information has been previously reported through June 30, 2011, management determined that segment information for the July 1, 2011 through September 7, 2011 Predecessor period would not be meaningful.
The Predecessor Company’s operating segments include banking, mortgage banking, consumer finance, automobile lending and title insurance. The reportable segments are determined by the products and services offered, and internal reporting. Loans, investments and deposits provide the revenues in the banking operation; loans and fees provide the revenues in consumer finance and mortgage banking and insurance commissions provide revenues for the title insurance company. Consumer finance, automobile lending and title insurance do not meet the quantitative threshold on an individual basis, and are therefore shown below in “Other Segments”. Mortgage banking operations are included in “Bank”. All operations are domestic.
Predecessor Company segment performance is evaluated using net interest income and non-interest income. Income taxes are allocated based on income before income taxes, and indirect expenses (includes management fees) are allocated based on time spent for each segment. Transactions among segments are made at fair value. Information reported internally for performance assessment follows.

		Other	Holding
Predecessor	Bank	Segments	Company	Eliminations	Totals
Three months ended Sept. 30, 2010
Net interest income (expense)	$19,171	$2,107	$(531)	$—	$20,747
Provision for loan losses	36,449	374	—	—	36,823
Noninterest income	8,793	448	15	(227)	9,029
Noninterest expense	25,199	1,167	870	(227)	27,009
Income tax expense (benefit)	926	397	(225)	—	1,098

Segment profit (loss)	$(34,610)	$617	$(1,161)	$—	$(35,154)

Segment assets at Sept. 30, 2010	$2,364,169	$42,139	$8,706	$—	$2,415,014

Predecessor

		Other	Holding
	Bank	Segments	Company	Eliminations	Totals
Nine months ended Sept. 30, 2010
Net interest income (expense)	$59,098	$6,273	$(1,492)	$—	$63,879
Provision for loan losses	44,244	1,217	—	—	45,461
Noninterest income	24,850	1,236	81	(681)	25,486
Noninterest expense	64,616	3,423	1,471	(681)	68,829
Income tax expense (benefit)	3,841	1,124	(743)	—	4,222

Segment profit (loss)	$(28,753)	$1,745	$(2,139)	$—	$(29,147)

Green Bankshares and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
NOTE 6 — SEGMENT INFORMATION (Continued)
Predecessor

As of and for the period ended September 30, 2010	Bank	Other	Total

Nonperforming loans as a percentage of total loans, net of unearned income	6.75%	1.50%	6.73%
Nonperforming assets as a percentage of total assets	8.13%	1.54%	8.16%
Allowance for loan losses as a percentage of total loans, net of unearned income	2.58%	7.80%	2.74%
Allowance for loan losses as a percentage of nonperforming loans	38.22%	518.99%	40.76%
YTD net charge-offs to average total loans, net of unearned income	2.26%	3.06%	2.31%
Predecessor

As of and for the period ended December 31, 2010	Bank	Other	Total

Nonperforming loans as a percentage of total loans, net of unearned income	8.40%	1.30%	8.35%
Nonperforming assets as a percentage of total assets	8.52%	1.34%	8.56%
Allowance for loan losses as a percentage of total loans, net of unearned income	3.68%	7.33%	3.83%
Allowance for loan losses as a percentage of nonperforming loans	43.80%	562.24%	45.83%
YTD net charge-offs to average total loans, net of unearned income	2.76%	4.20%	2.84%
Predecessor

Net Charge-offs	Bank	Other	Total
For the period ended September 30, 2010	$43,973	$1,326	$45,299
For the year ended December 31, 2010	$52,615	$1,823	$54,438

Green Bankshares and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
NOTE 7 — FAIR VALUE DISCLOSURES
Following completion of the NAFH Investment, and the Merger of GreenBank into Capital Bank, NA, the Company’s primary asset is its ownership of approximately 34% of Capital Bank, NA, recorded as an equity-method investment in that entity.
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

Green Bankshares and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
NOTE 7 — FAIR VALUE DISCLOSURES (continued)
Impaired Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with GAAP. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2010, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
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

Green Bankshares and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
NOTE 7 — FAIR VALUE DISCLOSURES (continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Below is a table that presents information about certain assets and liabilities measured at fair value:

	Fair Value Measurement Using
				Total Carrying	Assets/Liabilities
				Amount in	Measured at Fair
Description	Level 1	Level 2	Level 3	Balance Sheet	Value

Predecessor
December 31, 2010
Securities available for sale
U.S. government agencies	$—	$83,299	$—	$83,299	$83,299
States and political subdivisions	—	31,501	—	31,501	31,501
CMO Agency	—	64,182	—	64,182	64,182
CMO Non-Agency	—	3,393	—	3,393	3,393
Mortgage - backed securities	—	17,964	—	17,964	17,964
Trust preferred securities	—	1,025	638	1,663	1,663
Level 3 Valuations
Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.
The Predecessor Company had one trust preferred security that is considered Level 3. For more information on this security please refer to Note 3 — Securities.

Green Bankshares and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
NOTE 7 — FAIR VALUE DISCLOSURES (continued)
The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs.

	Predecessor	Predecessor
	Company	Company
	Jan 1 - Sept 7	Jan 1 - Sept 30
	2011	2010
Beginning balance, January 1	$638	$638
Total gains or (loss) (realized/unrealized)
Included in earnings	—	(75)
Included in other comprehensive income	(162)	75
Paydowns and maturities	—	—
Transfers into Level 3	—	—

Ending balance	$476	$638

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Predecessor Company was required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below.

				Total Carrying	Assets/Liabilities
	Fair Value Measurement Using			Amount in	Measured at Fair
Description	Level 1	Level 2	Level 3	Balance Sheet	Value

December 31, 2010
Other real estate	$—	$—	$60,095	$60,095	$60,095
Impaired loans	—	—	129,088	129,088	129,088

Total assets at fair value	$—	$—	$189,183	$189,183	$189,183

Green Bankshares and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
NOTE 7 — FAIR VALUE DISCLOSURES (Continued)
The carrying value and estimated fair value of the Company’s financial instruments are as follows at September 30, 2011 (Successor period) and December 31, 2010 (Predecessor period).

	Successor Company		Predecessor Company
	September 30,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$2,347	$2,347	$294,214	$294,214
Securities available for sale	—	—	202,002	202,002
Securities held to maturity	—	—	465	467
Loans held for sale	—	—	1,299	1,317
Loans, net	—	—	1,678,548	1,664,126
FHLB and other stock	—	—	12,734	12,734
Cash surrender value of life insurance	—	—	31,479	31,479
Accrued interest receivable	—	—	7,845	7,845

Financial liabilities:
Deposit accounts	$—	$—	$1,976,854	$1,987,105
Federal funds purchased and repurchase Agreements	—	—	19,413	19,413
FHLB Advances and notes payable	—	—	158,653	166,762
Subordinated debentures	43,637	43,637	88,662	64,817
Accrued interest payable	—	—	2,140	2,140
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

Green Bankshares and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
NOTE 8 — CAPITAL
On September 7, 2011, the Company completed the issuance and sale of 119.9 million shares of its common stock to NAFH for approximately $217 million in consideration. Also in connection with the NAFH Investment, all of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and related warrants to purchase shares of the Company’s common stock issued to the U.S. Treasury through the TARP were repurchased by NAFH.
During September 2011, NAFH paid interest payments on all of its series of junior subordinated debentures having an outstanding principal amount of $88.7 million, relating to outstanding trust preferred securities (“TRUPs”), for which payments had been deferred beginning in the fourth quarter of 2010.
During the third quarter of 2011, the FDIC and the TDFI issued a consent order against the Bank aimed at strengthening the Bank’s operations and its financial condition. The order’s provisions included requirements similar to those that the Bank has already informally committed to comply with, including requirements to maintain the Bank’s capital ratios above those levels required to be considered “well-capitalized” under federal banking regulations. As a result of the subsequent Bank merger, the consent order is no longer in effect.

	Required to be
	Adequately		Capital
	Capitalized	Company	Bank, NA
Tier 1 risk-based capital	4.00%	94.78%	15.97%
Total risk-based capital	8.00%	96.01%	16.49%
Leverage Ratio	4.00%	92.95%	13.82%
NOTE 9 — CONTINGENCIES
The Company and its subsidiaries are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company’s results of operations. No amounts for settlements are accrued as of September 30, 2011. The details of certain legal proceedings are outlined under Part II, Legal Proceedings in this Form 10Q.

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

Although the Company believes that the assumptions underlying any forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements. Factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in the 2010 10-K as Part I, Item 1A thereof and in Part II, Item 1A of this Form 10-Q and the Company’s Form 10-Q for the quarter ended June 30, 2011, including (1) the outcome of any legal proceedings that have been or may be instituted against the Company and others following announcement of the NAFH Investment; (2) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (3) continuation of the historically low short-term interest rate environment; (4) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (5) increased levels of non-performing and repossessed assets and the ability to resolve these may result in future losses; (6) greater than anticipated deterioration or lack of sustained growth in the national or local economies; (7) rapid fluctuations or unanticipated changes in interest rates; (8) changes in state and federal legislation, regulations or policies applicable to banks or other financial service providers, including regulatory or legislative developments, like the Dodd-Frank Wall Street Reform and Consumer Protection Act, arising out of current unsettled conditions in the economy; (9) the results of regulatory examinations; (10) the remediation efforts related to the Company’s material weakness in its internal control over financial reporting; (11) increased competition with other financial institutions in the markets that the Bank serves; (12) further deterioration in the valuation of other real estate owned; and (13) the loss of key personnel, as well as other factors discussed throughout this document, including, without limitation the factors described under “Critical Accounting Policies and Estimates” on page 36 of this Quarterly Report on Form 10-Q, or from time to time, in the Company’s filings with the SEC, press releases and other communications.
Readers are cautioned not to place undue reliance on forward-looking statements made in this document, since the statements speak only as of the document’s date. All forward-looking statements included in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by the cautionary statements in this section and to the more detailed risk factors included in the Company’s 2010 10-K as updated in Part II, Item 1A below and in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011. The Company has no obligation and does not intend to publicly update or revise any forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q, to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events. Readers are advised, however, to consult any further disclosures the Company may make on related subjects in its documents filed with or furnished to the SEC or in its other public disclosures.
Overview
Green Bankshares, Inc. (the “Company”), headquartered in Greeneville, Tennessee, is a majority-owned subsidiary of North American Financial Holdings, Inc (“NAFH”).
On September 7, 2011, the Company completed the issuance and sale of 119.9 million shares of its common stock to NAFH for approximately $217 million in consideration (“NAFH Investment”). NAFH is a bank holding company formed with the goal of creating a regional banking franchise in the southeastern region of the United States through organic growth and acquisition of other banks, including failed, underperforming and undercapitalized banks. NAFH is the controlling owner of Capital Bank, NA, a $6.6 billion bank with 146 branches in Florida, North Carolina, South Carolina, Tennessee and Virginia.
On September 7, 2011, GreenBank, which was formerly a wholly-owned subsidiary of the Company, merged (the “Merger” or “Bank Merger”) with and into Capital Bank, NA, a national banking association and subsidiary of TIB Financial Corp. (the “TIB Financial”), a corporation organized under the laws of the State of Florida, Capital Bank Corporation, a corporation organized under the laws of the state of North Carolina (“Capital Bank Corp.”) and NAFH, with Capital Bank, NA as the surviving entity. NAFH is the owner of approximately 90% of the Company’s common stock, approximately 83% of Capital Bank Corp’s common stock and approximately 94% of TIB Financial’s common stock.

On September 8, 2011, NAFH’s Board of Directors approved and adopted a plan of merger which provides for the merger of Green Bankshares with and into NAFH, with NAFH continuing as the surviving entity. In the merger, each share of Green Bankshares common stock issued and outstanding immediately prior to the completion of the merger, except for certain shares held by NAFH or Green Bankshares, will be converted into the right to receive .0915 of a share of NAFH Class A common stock. No fractional share of Class A common stock will be issued in connection with the merger, and holders of Green Bankshares common stock will be entitled to receive cash in lieu thereof. Since NAFH currently owns more than 90% of the common stock of Green Bankshares, under Delaware and Tennessee law, no vote of our stockholders is required to complete the merger. NAFH will determine when and if the merger will ultimately take place.
All dollar amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except per share amounts. Financial results for the first nine months of 2011 were significantly impacted by the controlling investment in the Company by NAFH. As a result of the NAFH Investment, NAFH now owners 90% of the voting securities of the Company and followed the acquisition method of accounting and applied “acquisition accounting.” Acquisition accounting requires that the assets purchased, the liabilities assumed, and non-controlling interests all be reported in the acquirer’s financial statements at their fair value, with any excess of purchase consideration over the net assets being reported as goodwill. As part of the valuation, intangible assets were identified and a fair value was determined as required by the accounting guidance for business combinations. Accounting guidance also allows the application of “push down accounting,” whereby the adjustments of assets and liabilities to fair value and the resultant goodwill are shown in the financial statements of the acquiree. The Company is still in the process of completing its fair value analysis of assets and liabilities, and final fair value adjustments may differ from the preliminary estimates recorded to date. Balances and activity in the Company’s consolidated financial statements prior to the NAFH Investment have been labeled with “Predecessor Company” while balances and activity subsequent to the NAFH Investment have been labeled with “Successor Company.”
The Predecessor Company reported a net loss available to common shareholders for the period from July 1, 2011 through September 7, 2011 of $9.8 million compared to a net loss of $12.4 million for the second quarter of 2011 and a net loss of $36.4 million for the third quarter of 2010. For the period from September 8, 2011 through September 30, 2011, the Company reported net income of $930 thousand.
Due to the difference in lengths of reporting periods and the Merger discussed above and the resulting deconsolidation of GreenBank on September 7, 2011, the operating results for the period from July 1, 2011 through September 7, 2011 only include the results of GreenBank for approximately 2 months and therefore are generally not comparable to the operations in prior quarters.
The loss reported in the period from July 1, 2011 through September 7, 2011 was primarily due to a $15.5 million provision for loan losses and $14.7 million in foreclosed asset related expenses offset by a gain of $11.2 million as a result of the redemption of the company series A preferred stock. The loss reported in the second quarter of 2011 was primarily due to a $14.3 million provision for loan losses and $6.3 million in foreclosed asset related expenses, while the loss reported in the third quarter of 2010 was primarily due to a $36.8 million provision for loan losses and $7.8 million in foreclosed asset related expenses.
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
Financial results for the first nine months of 2011 were significantly impacted by the controlling investment in the Company by NAFH. The Company elected to apply push-down accounting. Accordingly, the Company’s assets and liabilities were adjusted to estimated fair values at the NAFH Investment date, resulting in elimination of the allowance for loan losses. The Company is still in the process of completing its fair value analysis of assets and liabilities, and final fair value adjustments may differ from the preliminary estimates recorded to date.
Due to its ownership level and significant influence, the Company’s investment in Capital Bank, NA is recorded as an equity-method investment in that entity. As of September 30, 2011, the Company’s investment in Capital Bank, NA totaled $312.4 million, representing the Company’s primary asset. The investment reflected the Company’s 34% pro rata ownership of Capital Bank, NA’s total shareholders’ equity as a result of the Bank Merger. In periods subsequent to the Merger, the Company will adjust this equity investment balance based on its equity in Capital Bank, NA’s net income and comprehensive income. In connection with the Bank Merger, assets and liabilities of GreenBank were de-consolidated from the Company’s balance sheet resulting in a significant decrease in total assets and total liabilities of the Company in the third quarter of 2011.

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
Prior to the Bank Merger, critical accounting policies and estimates included the valuation of the allowance for loan losses and the fair value of financial instruments and other accounts, including OREO. Estimates of fair value were used in the accounting for securities available for sale, loans held for sale, goodwill, other intangible assets, OREO and acquisition accounting adjustments. Estimates of fair values are used in disclosures regarding securities held to maturity, stock compensation, commitments, and the fair values of financial instruments. Fair values are estimated using relevant market information and other assumptions such as interest rates, credit risk, prepayments and other factors. The fair values of financial instruments are subject to change as influenced by market conditions.
The Company believes its critical accounting policies and estimates also include the valuation of the allowance for net Deferred Tax Assets (“DTA”). As a result of the application of the acquisition method of accounting a net deferred tax asset of $53,407 was recognized at acquisition date. The net deferred tax asset is primarily related to the recognition of differences between certain tax and book bases of assets and liabilities related to the acquisition method of accounting, including fair value adjustments discussed elsewhere in this section, along with federal and state net operating losses that the Company determined to be realizable as of the acquisition date. A valuation allowance is recorded for deferred tax assets, including net operating losses, if the Company determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Changes in Results of Operations
Due to the difference in lengths of reporting periods and the Merger discussed above and the resulting deconsolidation of GreenBank on September 7, 2011, the operating results for the period from July 1, 2011 through September 7, 2011 only include the results of GreenBank for approximately 2 months and therefore are generally not comparable to the operations in prior quarters. Thus, the period of July 1, 2011 through September 7, 2011 has 24% fewer days than the third quarter of 2010, and the period of January 1, 2011 through September 7, 2011 has 8% fewer days than the first nine months of 2010.
Net Income / (Loss).
For the period from September 8, 2011 through September 30, 2011, the Successor Company reported net income of $930 thousand.
The Predecessor Company reported a net loss available to common shareholders for the period from July 1, 2011 through September 7, 2011 of $9.8 million compared to a net loss of $12.4 million for the second quarter of 2011 and a net loss of $36.4 million for the third quarter of 2010. The net loss available to common shareholders for the period from January 1, 2011 through September 7, 2011 was $33.7 million compared to a net loss of $32.9 million for the first nine months of 2010.
Net Interest Income.
Subsequent to the deconsolidation of GreenBank on September 7, 2011, the Company has no interest bearing assets. The Company’s primary asset is an equity method investment in Capital Bank for which earnings are reported as non-interest income.

The largest source of earnings for the Predecessor Company was net interest income, which is the difference between interest income on interest earning assets and interest expense on deposits and other interest-bearing liabilities.
The net interest margin for the period from July 1, 2011 through September 7, 2011 was 3.91%, up slightly from the 3.90% margin for the third quarter of 2010. However, net interest income declined $6,749 or 32% due to a decline in the number of days in the period and a 22% decline in average performing loan balances (the combination of movement into non-performing loans coupled with credit worthy borrowers reducing their aggregate loan balances), offset by the Company’s ability to lower average rates paid on interest bearing deposits by 0.54% while achieving a 0.27% increase in average loan yields through pricing discipline and a reduction in interest reversals as fewer loans were placed on non-accrual during the period.
The net interest margin for the period from January 1, 2011 through September 7, 2011 was 3.86%, down 3 basis points versus the first nine months of 2010. However, net interest income declined $11,191 or 17% due to a decline in the number of days and a 21% decline in average performing loan balances, partially offset by a 7 basis point increase in the spread between yields on earning assets versus interest bearing liabilities.

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
An analysis is not shown for the Successor Company given that subsequent to the deconsolidation of GreenBank on September 7, 2011, the Company has no interest bearing assets. The Company’s primary asset is an equity method investment in Capital Bank for which earnings are reported as non-interest income. Thus, the concept of net interest margin is not meaningful for the Successor Company.

	Predecessor Company			Predecessor Company
	Period of			Three Months Ended
	July 1 to Sept. 7, 2011			Sept. 30, 2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:

Loans(1)(2)	$1,404,673	$16,863	6.35%	$1,812,154	$27,759	6.08%
Investment securities (2)	253,733	1,618	3.37%	179,586	1,785	3.94%
Investment in Capital Bank, NA	0	0	0.00%	0	0	0.00%
Other short-term investments	260,137	118	0.24%	138,599	90	0.26%

Total interest-earning assets	1,918,543	18,599	5.13%	2,130,339	29,634	5.52%

Non-interest earning assets	319,598			333,199

Total assets	2,238,141			2,463,538

Interest-bearing liabilities:
Deposits:
Interest checking, money market and savings	1,044,383	822	0.42%	992,222	2,522	1.01%
Time deposits	615,145	2,051	1.76%	765,960	3,922	2.03%

Total interest bearing-deposits	1,659,528	2,873	0.92%	1,758,182	6,444	1.45%

Securities sold under repurchase and short-term borrowings	15,456	3	0.10%	22,990	6	0.10%
Notes payable	157,826	1,200	4.03%	171,216	1,726	4.00%
Subordinated debentures	88,662	346	2.06%	88,662	532	2.38%

Total interest-bearing liabilities	1,921,472	4,422	1.22%	2,041,050	8,708	1.69%

Non-interest bearing liabilities:
Demand Deposits	173,999			171,237
Other Liabilities	22,652			19,161

Total non-interest bearing liabilities	196,651			190,398

Total liabilities	2,118,123			2,231,448

Shareholders’ equity	120,018			232,090

Total liabilities & shareholders’ equity	2,238,141			2,463,538

Net interest income		$14,177			$20,926

Interest rate spread			3.91%			3.83%

Net yield on interest-earning assets (net interest margin)			3.91%			3.90%

(1)	Average loan balances exclude nonaccrual loans for the periods presented.

(2)
Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

	Predecessor Company			Predecessor Company
	Period of			Nine Months Ended
	Jan. 1 to Sept. 7, 2011			Sept. 30, 2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:

Loans(1)(2)	$1,491,844	$65,293	6.39%	$1,886,937	$87,230	6.18%
Investment securities (2)	243,473	5,879	3.53%	180,894	5,686	4.20%
Other short-term investments	278,355	468	0.25%	148,365	283	0.26%

Total interest-earning assets	2,013,672	71,640	5.19%	2,216,196	93,199	5.62%

Non-interest earning assets	331,633			315,147

Total assets	2,345,305			2,531,343

Interest-bearing liabilities:
Deposits:
Interest checking, money market and savings	1,066,783	4,062	0.56%	968,322	7,407	1.02%
Time deposits	696,335	8,702	1.82%	862,823	14,724	2.28%

Total interest bearing-deposits	1,763,118	12,764	1.06%	1,831,145	22,131	1.62%

Securities sold under repurchase and short-term borrowings	16,466	11	0.10%	22,847	17	0.10%
Notes payable	158,351	4,314	3.98%	171,673	5,132	4.00%
Subordinated debentures	88,662	1,315	2.17%	88,662	1,492	2.25%

Total interest-bearing liabilities	2,026,597	18,404	1.33%	2,114,327	28,772	1.82%

Non-interest bearing liabilities:
Demand Deposits	166,768			166,685
Other Liabilities	19,575			18,243

Total non-interest bearing liabilities	186,343			184,928

Total liabilities	2,212,940			2,299,255

Shareholders’ equity	132,365			232,088

Total liabilities & shareholders’ equity	2,345,305			2,531,343

Net interest income		$53,236			$64,427

Interest rate spread			3.87%			3.80%

Net yield on interest-earning assets (net interest margin)			3.86%			3.89%

(1)	Average loan balances exclude nonaccrual loans for the periods presented.

(2)
Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Provision for Loan Losses.
Due to the Bank Merger, the Company reported no loans on its Consolidated Balance Sheet as of September 30, 2011 (Successor) and, given the ability to apply push-down accounting, the Company’s assets and liabilities were adjusted to estimated fair values at the NAFH Investment date, resulting in elimination of the allowance for loan losses.
During the period from July 1, 2011 through September 7, 2011, loan charge-offs for the Predecessor Company were $7,182, and recoveries of charged-off loans were $686. During the period from January 1, 2011 through September 7, 2011, loan charge-offs were $40,814, and recoveries of charged-off loans were $1,987. For the three and nine months ended September 30, 2010, loan charge-offs were $37,199 and $47,248, respectively, and recoveries of charged-off loans were $650 and $1,948, respectively.
The Predecessor Company’s provision for loan losses for the period of July 1, 2011 through September 7, 2011 was $15,513, down from $36,823 for the third quarter of 2010. The provision for loan losses for the period of January 1, 2011 through September 7, 2011 was $43,742, versus $45,461 for the first nine months of 2010. The Predecessor Company’s results continued to be adversely impacted by the challenging economic environment, elevated net charge-offs and non-performing assets. Management continually evaluates the existing portfolio in light of loan concentrations, current general economic conditions and economic trends. On a monthly basis, the Company undertakes an extensive review of every loan in excess of $1 million that is adversely risk graded and every loan, regardless of amount, graded substandard.
Non-interest Income. Fee income unrelated to interest-earning assets, consisting primarily of service charges, commissions and fees, is an important component to the Company’s total revenue stream. Total non-interest income for the period of July 1, 2011 through September 7, 2011 was $11,940 which included $6,324 of gains realized through the sale of investment securities. For the period January 1, 2011 through September 7, 2011, non-interest income was $27,803, up $2,317 versus the first nine months of 2010.
Service charges on deposit accounts remain the largest component of total non-interest income. Service charges on deposit accounts for the periods of January 1, 2011 through September 7, 2011 and July 1, 2011 through September 7, 2011 were $4,137 and $16,346, respectively, down 38% and 15%, respectively, versus the three and nine months ending September 30, 2010 largely due to 24% and 8% declines, respectively, in the number of days in the period. Regulatory changes also contributed to these declines.
Non-interest Expense. Control of non-interest expense is a critical aspect in enhancing income. Non-interest expense includes personnel, occupancy, and other expenses such as OREO costs, data processing, printing and supplies, legal and professional fees, postage, Federal Deposit Insurance Corporation (“FDIC”) assessment fees and other expenses. Total non-interest expense for the periods of July 1, 2011 through September 7, 2011 and January 1, 2011 through September 7, 2011 was $29,585 and $77,382, respectively, up $2,576 or 10% versus the three months ended September 30, 2010 and up $8,553 or 12% versus the nine months ended September 30, 2010.
The increase in each of these periods was due to increases of $6,949 and $12,791, respectively, in costs associated with OREO and repossessed assets, including the impact of results of revaluations of OREO properties following receipt of updated appraisals.
Personnel costs are the largest category of recurring non-interest expenses. For the periods of July 1, 2011 through September 7, 2011 and January 1, 2011 through September 7, 2011 employee compensation and benefits were $6,707 and $24,018, respectively, down $2,375 or 26% versus the three months ended September 30, 2010 and down $2,494 or 9% versus the nine months ended September 30, 2010. Declines are due to the lower number of days in the periods and to the Company’s reduction in force effected in the first quarter of 2011 given the current business environment and level of business activity. Our employee compensation and benefit costs for the period of January 1, 2011 through September 7, 2011 included severance costs associated with the reduction in force that were recorded in the first quarter of 2011.
Income Taxes. For the period of January 1, 2011 through September 7, 2011, income tax expense was $974, related primarily to the Predecessor Company’s surrender of bank owned life insurance policies.

As a result of the application of the acquisition method of accounting a net deferred tax asset of $53,407 was recognized at acquisition date, primarily related to the recognition of differences between certain tax and book bases of assets and liabilities related to the acquisition method of accounting, including fair value adjustments discussed elsewhere in this section, along with federal and state net operating losses that the Company determined to be realizable as of the acquisition date. A valuation allowance is recorded for deferred tax assets, including net operating losses, if the Company determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Changes in Financial Condition
Subsequent to the deconsolidation of GreenBank on September 7, 2011, the Company has no interest earning assets.
For the period of January 1, 2011 through September 7, 2011, cash and cash equivalents of the Predecessor Company increased by $248,511 to a level of $542,725 due primarily to a $146,969 decline in loans and the $147,569 cash component of the NAFH Investment. This was partially offset by a $124,497 decline in customer deposits, due a decline of approximately $128 million in non-core time deposits, partially offset by an increase in core deposits.
Liquidity and Capital Resources
Liquidity. Liquidity for the Predecessor Company referred to the ability or the financial flexibility to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allowed the Predecessor Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. Subsequent to the deconsolidation of GreenBank on September 7, 2011, the Company’s primary liability is junior subordinated debentures having an outstanding principal amount of $88.7 million, relating to outstanding trust preferred securities (“TRUPs”). In order to preserve capital at the Bank level, the Company, following consultation with the FRB, exercised its rights beginning in the fourth quarter of 2010 to defer regularly scheduled interest payments on these its subordinated debentures. Under the terms of the trust documents associated with these debentures, the Company may defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. As of September 7, 2011, cumulative deferred interest payments on TRUPs totaled $3,908. Subsequent to the Bank Merger, the Company paid all previously deferred and current interest on TRUPs, after obtaining FRB approval.
As of September 30, 2011, the Company’s liquidity reserves consisted of $2,347 of cash which is deemed sufficient to fund debt service obligations and operating expenses for approximately one year. It is the intent to merge the Company into NAFH, with NAFH continuing as the surviving entity. Thus, longer-term liquidity needs would be addressed by NAFH.
Capital Resources. The Company’s capital position is reflected in its shareholders’ equity, subject to certain adjustments for regulatory purposes. Shareholders’ equity, or capital, is a measure of the Company’s net worth, soundness and viability.
On May 2, 2011, the Bank received notice from the FDIC and the Tennessee Department of Financial Institutions (“TDFI”) that the agencies would seek a formal enforcement action against the Bank aimed at strengthening the Bank’s operations and its financial condition, and that accordingly, the FDIC was pursuing the issuance of a consent order against the Bank and the TDFI was pursuing the issuance of a written agreement against the Bank.
As a result of the first half 2011 loss, the Bank’s capital ratios had declined. Shareholders’ equity on June 30, 2011 was $122,046, a decline of $21,851 or 15.2% from December 31, 2010 and a decline of $111,104 or 47.7% from June 30, 2010. At June 30, 2011, capital ratios for the Bank and the Company remained above the statutory minimums necessary to be deemed a well-capitalized financial institution. However, they fell below the Tier 1 leverage ratio of 10.0% and the Total risk-based capital ratio of 14.0% that the Bank had informally committed to its regulators that it would maintain, as discussed further in the 2010 Form 10-K.
On August 15, 2011, the FDIC issued a Consent Order to GreenBank pursuant to a stipulation and consent dated August 12, 2011 whereby the Bank consented to the issuance of the Order. However, as a result of the subsequent merger of GreenBank into Capital Bank NA, the Consent Order is no longer in effect.

Completion, on September 7, 2011, of the issuance and sale of 119.9 million shares of its common stock to NAFH for approximately $217 million significantly strengthened the Company’s capital position. As of September 30, 2011, capital ratios of the Company, and Capital Bank, NA are as follows:

	Required to be
	Adequately		Capital
	Capitalized	Company	Bank, NA
Tier 1 risk-based capital	4.00%	94.78%	15.97%
Total risk-based capital	8.00%	96.01%	16.49%
Leverage Ratio	4.00%	92.95%	13.82%
Off-Balance Sheet Arrangements
As of September 30, 2011, the Company had no outstanding unused lines of credit or standby letters of credit.
Disclosure of Contractual Obligations
In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes the Company’s significant fixed and determinable contractual obligations as of September 30, 2011:

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total

Subordinated debentures	—	—	—	88,662	88,662
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
Effect of New Accounting Standards
In September 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 amended guidance on the annual goodwill impairment test performed by the Company. Under the amended guidance, the Company will have the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than the carrying value, the quantitative impairment test is required. If the Company believes the fair value of a reporting unit is greater than the carrying value, no further testing is required. A company can choose to perform the qualitative assessment on some or none of its reporting entities. The amended guidance includes examples of events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. These include macro-economic conditions such as deterioration in the entity’s operating environment, entity-specific events such as declining financial performance, and other events such as an expectation that a reporting unit will be sold. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The adoption of ASU 2011-08 will not have an impact on the Company’s consolidated financial condition or results of operations.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends current guidance by (i) eliminating the option to present components of other comprehensive income (OCI) as part of the statement of changes in shareholders’ equity, (ii) requiring the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements, and (iii) requiring the presentation of reclassification adjustments on the face of the statement. The amendments of ASU 2011-05 do not change the option to present components of OCI either before or after related income tax effects, the items that must be reported in OCI, when an item of OCI should be reclassified to net income, or the computation of earnings per share (which continues to be based on net income). ASU 2011-05 is effective for interim and annual periods beginning on or after December 15, 2011 for public companies, with early adoption permitted and retrospective application required. The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial condition or results of operations but will alter disclosures.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amended guidance of ASU 2011-04 (i) clarifies how a principal market is determined, (ii) establishes the valuation premise for the highest and best use of nonfinancial assets, (iii) addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, (iv) extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and (v) requires additional disclosures including transfers between Level 1 and Level 2 of the fair value hierarchy, quantitative and qualitative information and a description of an entity’s valuation process for Level 3 fair value measurements, and fair value hierarchy disclosures for financial instruments not measured at fair value. ASU 2011-04 is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.
In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, to amend ASC Topic 805, Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Adoption of this update did not have a material impact on the Company’s consolidated financial statements.
In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to amend ASC Topic 320, Receivables. The amendments in this update are intended to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Adoption of this update did not have a material impact on the Company’s consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk that a financial institution’s earnings and capital, or its ability to meet its business objectives, will be adversely affected by movements in market rates or prices such as interest rates, foreign exchange rates, equity rates, equity prices, credit spreads and/or commodity prices. The Company has assessed its market risk as predominately interest rate risk. As of September 30, 2011, the Company has no interest earning assets and our interest-bearing liabilities consist of trust preferred securities with a notional amount of $86 million. Accordingly, our net interest income is sensitive to changes in interest rates. As the most significant component of our future operating results will be derived from our 34% investment in Capital Bank, NA, which represents approximately 98% of the Company’s total assets at September 30, 2011, we anticipate that net interest income will become a less significant measure of the operating results of the Company in future periods. As all of the Company’s trust preferred securities are tied to the three month LIBOR rate, changes in net interest income would be directly correlated to changes in this rate. Accordingly, 100 and 200 basis point changes in this rate would result in $860,000 and $1,720,000 changes in interest expense, respectively.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective.
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
Management believes these remedial actions strengthened the Company’s internal control over financial reporting and addressed the individual deficiencies identified as of December 31, 2010. Because some of these remedial actions take place on a quarterly basis, their successful implementation will continue to be evaluated to validate management’s assessment that the deficiencies have been remediated. Due to the Bank Merger, these controls are no longer relevant for the Company.
Subsequent to the acquisition of the Company by NAFH, the Company’s credit risk management policies and procedures have been conformed to the credit policies of NAFH, and accounting for the acquired balances and subsequent activity is subject to NAFH’s incremental internal control structure, including NAFH management’s supervision and review. Further, in connection with the application of acquisition method of accounting, we have engaged third party valuation specialists to assist with the estimation of fair values for our assets and liabilities at the acquisition date and our management has conducted a preliminary purchase price allocation and related accounting for this acquisition. We believe that application of accounting and financial reporting policies, procedures and practices consistent with NAFH’s existing internal control structure as well as the revaluation of the Company’s balance sheet, which includes the loan portfolio and real estate owned, at acquisition, strengthened the internal controls over financial reporting and will further mitigate the risks related to previously discussed internal control weaknesses.
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
The plaintiffs allege that defendants made false and/or misleading statements or failed to disclose that the Company was purportedly overvaluing collateral of certain loans; failing to timely take impairment charges of these certain loans; failing to properly account for loan charge-offs; lacking adequate internal and financial controls; and providing false and misleading financial results. The plaintiffs have asserted federal securities laws claims against all defendants for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. The plaintiffs have also asserted control person liability claims against the individual defendants named in the complaints pursuant to Section 20(a) of the Exchange Act. The two cases were consolidated on February 4, 2011. On February 11, 2011, the Court appointed movant Jeffrey Blomgren as lead plaintiff. On May 3, 2011, Plaintiff filed an amended and consolidated complaint alleging a class period of January 19, 2010 to November 9, 2010. On July 11, 2011, Defendants filed a motion to dismiss the consolidated amended complaint. Plaintiff filed an opposition to that motion on August 29, 2011, and Defendants filed a reply in support of the motion to dismiss on October 3, 2011. Plaintiff’s counsel has contacted defendants’ counsel seeking to determine if defendants wished to undergo mediation. Defendants are considering mediation, which is supported by defendant’s insurance carrier who now bears the cost of settlement.

The Company and the individual named defendants collectively intend to continue to vigorously defend themselves against these allegations.
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
On May 25, 2011, another shareholder of the Company filed a similar putative class action lawsuit (styled Mark McClinton v. Green Bankshares, Inc. et al., Case No. 11-CV-284ktl, Greene County Circuit Court, Greeneville, Tennessee) against the Company, the Company’s Board of Directors and North American on behalf of all persons holding the Company’s common stock. The complaint similarly alleges that the individual defendants breached their fiduciary duties to the Company by agreeing to sell shares to North American at a price unfair to the Company’s shareholders. The complaint also alleges that the Company and North American aided and abetted these breaches of fiduciary duty. It seeks and injunction and/or rescission of North American’s investment in the Company and fees and expenses in an unspecified amount.
On June 16, 2011, another shareholder of the Company filed a putative class action lawsuit (styled Thomas W. Cook Jr. v. Green Bankshares, Inc. et al., Civil Action No. 2:11-cv-00176, United States District Court for the Eastern District of Tennessee, Greeneville) against the Company, the Company’s Board of Directors and North American on behalf of all persons holding the Company’s common stock. The complaint alleges that the individual defendants breached their fiduciary duties to the Company by failing to maximize shareholder value in the proposed transaction with North American. The complaint also alleges that the Company and the individual defendants violated the securities laws by issuing a Preliminary Proxy Statement that contains alleged material misstatements and omissions. The complaint also alleges that the Company and North American aided and abetted the breaches of fiduciary duty. It seeks an injunction and/or rescission of North American’s investment in the Company, monetary damages and fees and expenses in an unspecified amount.
On July 6, 2011, another shareholder of the Company filed a lawsuit (styled Barbara N. Ballard v. Stephen M. Rownd, et al., Civil Action No. 2:11-cv-00201, United States District Court for the Eastern District of Tennessee, Greeneville)against the Company, the Company’s Board of Directors and North American asserting an individual claim that alleges that the individual defendants violated the securities laws by issuing a Preliminary Proxy Statement that contains alleged material misstatements and omissions. The complaint also alleges a class action claim on behalf of all persons holding the Company’s common stock against the individual defendants for breach of fiduciary duty based on these same alleged material misstatements and omissions. The complaint also alleges that the Company and North American aided and abetted the breaches of fiduciary duty. It seeks an injunction and/or rescission of North American’s investment in the Company and fees and expenses in an unspecified amount.
On July 26, 2011, the parties to the four North American transaction-related class action lawsuits reached an agreement in principle to resolve those four lawsuits on the basis of the inclusion of certain additional disclosures regarding the North American transaction in the proxy statement in connection with the proposed North American transaction. The proposed settlement is subject to, among other things, court approval. North American’s investment in the Company closed on September 7, 2011.
It is expected that settlement documents will be field with the court the week of November 7, 2011. The parties intend to seek court approval of the proposed settlement including a proposed notice to shareholders. If approved, a settlement notice will be mailed to shareholders and a subsequent final fairness hearing will be set by the court, expected within sixty to ninety days. If the court accepts settlement, the insurance carrier for the Company and its directors will bear the cost of settlement.
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
Except as set forth below and in our Quarterly Reports on Form 10-Q filed since December 31, 2010, there have been no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010:
Risks Relating to the Potential Merger of Green Bankshare, Inc. and NAFH Inc.
The potential merger has been approved without your vote.
NAFH owns over 90% of the common stock of the Company. Accordingly, under Tennessee law, no vote of the Company’s Board of Directors or shareholders is required to complete the merger. As a result, the merger may be completed even if opposed by all of the Company’s shareholders unaffiliated with NAFH.
Neither NAFH nor the Company has hired anyone to represent you and NAFH has a conflict of interest in the merger.
NAFH and the Company have not (1) negotiated the merger at arm’s length or (2) hired independent persons to negotiate the terms of the merger for you. Since NAFH initiated and structured the merger without negotiating with the Company or any independent person and NAFH has an interest in acquiring your shares at the lowest possible price, if independent persons had been hired, the terms of the merger may have been more favorable to you.
Because there is currently no market for NAFH’s Class A common stock and a market for NAFH’s Class A common stock may not develop, you cannot be sure of the market value of the merger consideration you will receive.
Upon completion of the merger, each share of the Company’s common stock will be converted into merger consideration consisting of 0.0915 of a share of NAFH’s Class A common stock. Prior to the initial public offering of NAFH’s Class A common stock, which is expected to be completed concurrently with the merger, there has been no established public market for NAFH’s Class A common stock. An active, liquid trading market for NAFH’s Class A common stock may not develop or be sustained following the initial public offering. If an active trading market does not develop, holders of NAFH’s Class A common stock may have difficulty selling their shares at an attractive price, or at all. NAFH intends to apply to have its Class A common stock listed on Nasdaq, but its application may not be approved. In addition, the liquidity of any market that may develop or the price that NAFH’s stockholders may obtain for their shares of Class A common stock cannot be predicted. The initial public offering price for NAFH’s Class A common stock will be determined by negotiations between NAFH, its stockholders who choose to sell their shares in the initial public offering and the representative of the underwriters and may not be indicative of prices that will prevail in the open market following the offering.
The outcome of NAFH’s initial public offering will affect the market value of the consideration the Company’s shareholders will receive upon completion of the merger. Accordingly, you will not know or be able to calculate the market value of the merger consideration you would receive upon completion of the merger. There will be no adjustment to the exchange ratio for changes in the anticipated outcome of NAFH’s initial public offering or changes in the market price of the Company’s common stock.
If NAFH completes the merger without completing the initial public offering, the size of the outstanding public float of NAFH’s Class A common stock will be low and the value and liquidity of NAFH’s common stock may be adversely affected.
While the merger is expected to be completed concurrently with NAFH’s initial public offering, NAFH controls when the merger will take place and there can be no guarantee that NAFH’s initial public offering will occur concurrently with the merger or at all. If the merger is completed and NAFH’s initial public offering is delayed or does not occur, there will be fewer publicly traded shares of NAFH’s Class A common stock outstanding than if the initial public offering is completed as anticipated and, as a result, the value and liquidity of NAFH’s shares of Class A common stock that you receive in the merger may be adversely affected.

The shares of NAFH’s Class A common stock to be received by the Company’s shareholders as a result of the merger will have different rights than the shares of the Company’s common stock.
The rights associated with the Company’s common stock are different from the rights associated with NAFH’s Class A common stock. Certain business combinations between Green Bankshares and any holder of more than 10% Green Bankshares common stock must be approved by holders of at least 80% of the outstanding Green Bankshares common stock as well as holders of at least a majority of the shares not held by shareholder engaging in the transaction (these provisions do not apply to the merger because the merger was approved by all members of the Board of Directors of Green Bankshares). These provisions do not apply to NAFH shareholders. In addition, holders of at least 10% of Green Bankshares’ common stock may call a special meeting of Green Bankshares shareholders, whereas special meetings of NAFH shareholders can only be called by NAFH’s Chairman, Chief Executive Officer or its Board of Directors.
Risks Relating to NAFH’s Banking Operations
Continued or worsening general business and economic conditions could have a material adverse effect on NAFH’s business, financial position, results of operations and cash flows.
NAFH’s business and operations are sensitive to general business and economic conditions in the United States. If the U.S. economy is unable to steadily emerge from the recent recession that began in 2007 or NAFH experiences worsening economic conditions, such as a so-called “double-dip” recession, NAFH’s growth and profitability could be adversely affected. Weak economic conditions may be characterized by deflation, fluctuations in debt and equity capital markets, including a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of these factors would be detrimental to NAFH’s business. On August 5, 2011, Standard & Poor’s lowered the long-term sovereign credit rating of U.S. Government debt obligations from AAA to AA+. On August 8, 2011, S&P also downgraded the long-term credit ratings of U.S. government-sponsored enterprises. These actions initially have had an adverse effect on financial markets and although NAFH is unable to predict the longer-term impact on such markets and the participants therein, it may be material and adverse.
NAFH’s business is also significantly affected by monetary and related policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond NAFH’s control, are difficult to predict and could have a material adverse effect on NAFH’s business, financial position, results of operations and cash flows.
The geographic concentration of NAFH’s markets in the southeastern region of the United States makes NAFH’s business highly susceptible to downturns in the local economies and depressed banking markets, which could be detrimental to NAFH’s financial condition.
Unlike larger financial institutions that are more geographically diversified, NAFH’s national bank subsidiary, Capital Bank, NA, which we also refer to as Capital Bank, is a regional banking franchise concentrated in the southeastern region of the United States. Capital Bank operates branches located in Florida, North Carolina, South Carolina, Tennessee and Virginia. As of September 30, 2011, 32% of Capital Bank’s loans were in Florida, 26% were in North Carolina, 11% were in South Carolina, 30% were in Tennessee and 1% were in Virginia. A deterioration in local economic conditions in the loan market or in the residential, commercial or industrial real estate market could have a material adverse effect on the quality of Capital Bank’s portfolio, the demand for its products and services, the ability of borrowers to timely repay loans and the value of the collateral securing loans. In addition, if the population or income growth in the region is slower than projected, income levels, deposits and real estate development could be adversely affected and could result in the curtailment of NAFH’s expansion, growth and profitability. If any of these developments were to result in losses that materially and adversely affected Capital Bank’s capital, NAFH and Capital Bank might be subject to regulatory restrictions on operations and growth and to a requirement to raise additional capital.

NAFH depends on its executive officers and key personnel to continue the implementation of its long-term business strategy and could be harmed by the loss of their services.
NAFH believes that its continued growth and future success will depend in large part on the skills of its management team and its ability to motivate and retain these individuals and other key personnel. In particular, NAFH relies on the leadership and experience in the banking industry of its Chief Executive Officer, R. Eugene Taylor. Mr. Taylor is the former Vice Chairman of Bank of America and has extensive experience executing and overseeing bank acquisitions, including NationsBank Corp.’s acquisition and integration of Bank of America, Maryland National Bank and Barnett Banks. The loss of service of Mr. Taylor or one or more of NAFH’s other executive officers or key personnel could reduce its ability to successfully implement its long-term business strategy, its business could suffer and the value of NAFH’s common stock could be materially adversely affected. Leadership changes will occur from time to time and NAFH cannot predict whether significant resignations will occur or whether NAFH will be able to recruit additional qualified personnel. NAFH believes its management team possesses valuable knowledge about the banking industry and that their knowledge and relationships would be very difficult to replicate. Although R. Eugene Taylor has entered into an employment agreement with NAFH and it is expected that, prior to the completion of the initial public offering, Christopher G. Marshall, R. Bruce Singletary and Kenneth A. Posner will have entered into employment agreements with NAFH, it is possible that they may not complete the term of their employment agreements or renew them upon expiration. NAFH’s success also depends on the experience of Capital Bank’s branch managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key personnel could negatively impact NAFH’s banking operations. The loss of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on NAFH’s business, financial condition or operating results.
Capital Bank’s loss sharing agreements impose restrictions on the operation of its business; failure to comply with the terms of the loss sharing agreements with the FDIC or other regulatory agreements or orders may result in significant losses or regulatory sanctions, and Capital Bank is exposed to unrecoverable losses on the Failed Banks’ assets that it acquired.
In July 2010, Capital Bank purchased substantially all of the assets and assumed all of the deposits and certain other liabilities of three failed banks, Metro Bank of Dade County (Miami, Florida), Turnberry Bank (Aventura, Florida) and First National Bank of the South (Spartanburg, South Carolina), (the “Failed Banks”) in FDIC-assisted transactions, and a material portion of its revenue is derived from such assets. Certain of the purchased assets are covered by the loss sharing agreements with the FDIC, which provide that the FDIC will bear 80% of losses on the covered loan assets acquired in the acquisition of the Failed Banks. Capital Bank is subject to audit by the FDIC at its discretion to ensure it is in compliance with the terms of these agreements. Capital Bank may experience difficulties in complying with the requirements of the loss sharing agreements, the terms of which are extensive and failure to comply with any of the terms could result in a specific asset or group of assets losing their loss sharing coverage.
The FDIC has the right to refuse or delay payment partially or in full for such loan losses if Capital Bank fails to comply with the terms of the loss sharing agreements, which are extensive. Additionally, the loss sharing agreements are limited in duration. Therefore, any losses that Capital Bank experiences after the terms of the loss sharing agreements have ended will not be recoverable from the FDIC, and would negatively impact net income.
Capital Bank’s loss sharing agreements also impose limitations on how it manages loans covered by loss sharing. For example, under the loss sharing agreements, Capital Bank is not permitted to sell a covered loan even if in the ordinary course of business it is determined that taking such action would be advantageous. These restrictions could impair Capital Bank’s ability to manage problem loans and extend the amount of time that such loans remain on its balance sheet and could negatively impact Capital Bank’s business, financial condition, liquidity and results of operations.
In addition to the loss sharing agreements, in August 2010, Capital Bank entered into an Operating Agreement with the OCC (which we refer to as the “OCC Operating Agreement”), in connection with the acquisition of the Failed Banks. Capital Bank (and, with respect to certain provisions, the Company and NAFH) is also subject to an Order of the FDIC, dated July 16, 2010 (which we refer to as the “FDIC Order”) issued in connection with the FDIC’s approval of NAFH’s deposit insurance applications for the Failed Banks. The OCC Operating Agreement and the FDIC Order require that Capital Bank maintain various financial and capital ratios and require prior regulatory notice and consent to take certain actions in connection with operating the business and they restrict Capital Bank’s ability to pay dividends to NAFH and the Company and to make changes to its capital structure. A failure by NAFH or Capital Bank to comply with the requirements of the OCC Operating Agreement or the FDIC Order could subject NAFH to regulatory sanctions; and failure to comply, or the objection, or imposition of additional conditions, by the OCC or the FDIC, in connection with any materials or information submitted thereunder, could prevent NAFH from executing its business strategy and negatively impact its business, financial condition, liquidity and results of operations.

Any requested or required changes in how NAFH determines the impact of loss share accounting on its financial information could have a material adverse effect on NAFH’s reported results.
A material portion of NAFH’s financial results is based on loss share accounting, which is subject to assumptions and judgments made by NAFH, its accountants and the regulatory agencies to whom NAFH and Capital Bank report such information. Loss share accounting is a complex accounting methodology. If these assumptions are incorrect or the accountants or the regulatory agencies to whom NAFH and Capital Bank report require that management change or modify these assumptions, such change or modification could have a material adverse effect on NAFH’s financial condition, operations or previously reported results. As such, any financial information generated through the use of loss share accounting is subject to modification or change. Any significant modification or change in such information could have a material adverse effect on NAFH’s results of operations and NAFH’s previously reported results.
NAFH’s financial information reflects the application of the acquisition method of accounting. Any change in the assumptions used in such methodology could have an adverse effect on NAFH’s results of operations.
As a result of NAFH’s recent acquisitions, NAFH’s financial results are heavily influenced by the application of the acquisition method of accounting. The acquisition method of accounting requires management to make assumptions regarding the assets purchased and liabilities assumed to determine their fair market value. Capital Bank’s interest income, interest expense and net interest margin (which were equal to $148.1 million, $23.5 million and 4.18%, respectively, in the first nine months of 2011) reflect the impact of accretion of the fair value adjustments made to the carrying amounts of interest earning assets and interest bearing liabilities and Capital Bank’s non-interest income (which totaled $24.6 million in the first nine months of 2011) for periods subsequent to the acquisitions includes the effects of discount accretion and amortization of the FDIC indemnification asset. In addition, the balances of non-performing assets were significantly reduced by the adjustments to fair value recorded in conjunction with the relevant acquisition. If NAFH’s assumptions are incorrect or the regulatory agencies to whom NAFH reports require that NAFH change or modify its assumptions, such change or modification could have a material adverse effect on NAFH’s financial condition or results of operations or NAFH’s previously reported results.
Our business is highly susceptible to credit risk.
As a lender, Capital Bank is exposed to the risk that its customers will be unable to repay their loans according to their terms and that the collateral (if any) securing the payment of their loans may not be sufficient to assure repayment. The risks inherent in making any loan include risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. The credit standards, procedures and policies that Capital Bank has established for borrowers may not prevent the incurrence of substantial credit losses.
Although Capital Bank does not have a long enough operating history to have restructured many of its loans for borrowers in financial difficulty, in the future, it may restructure originated or acquired loans if Capital Bank believes the borrowers have a viable business plan to fully pay off all obligations. However, for its originated loans, if interest rates or other terms are modified upon extension of credit or if terms of an existing loan are renewed in such a situation and a concession is granted, Capital Bank may be required to classify such action as a troubled debt restructuring (which we refer to as a “TDR”). Capital Bank would classify loans as TDRs when certain modifications are made to the loan terms and concessions are granted to the borrowers due to their financial difficulty. Generally, these loans would be restructured to provide the borrower additional time to execute its business plan. With respect to restructured loans, Capital Bank may grant concessions by (1) reduction of the stated interest rate for the remaining original life of the debt or (2) extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. In situations where a TDR is unsuccessful and the borrower is unable to satisfy the terms of the restructured agreement, the loan would be placed on nonaccrual status and written down to the underlying collateral value.

Recent economic and market developments and the potential for continued economic disruption present considerable risks to NAFH and it is difficult to determine the depth and duration of the economic and financial market problems and the many ways in which they may impact NAFH’s business in general. Any failure to manage such credit risks may materially adversely affect NAFH’s business and its consolidated results of operations and financial condition.
A significant portion of Capital Bank’s loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt its business.
A significant portion of Capital Bank’s loan portfolio is secured by real estate. As of September 30, 2011, approximately 85% of Capital Bank’s loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A continued weakening of the real estate market in Capital Bank’s primary market areas could continue to result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on Capital Bank’s profitability and asset quality. If Capital Bank is required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, its earnings and shareholders’ equity could be adversely affected. For example, the housing market has been in a four-year recession. Home prices declined by 4.1% (as measured by the S&P/Case-Shiller Home Price Indices) in the first quarter of 2011 (representing a decline of 5.1% versus the first quarter of 2010) and increased by 3.6% in the second quarter of 2011 (representing a decline of 5.9% versus the second quarter of 2010). Further declines in home prices coupled with a deepened economic recession and continued rises in unemployment levels could drive losses beyond the level that is provided for in Capital Bank’s allowance for loan losses. In that event, Capital Bank’s earnings could be adversely affected.
Additionally, recent weakness in the secondary market for residential lending could have an adverse impact on Capital Bank’s profitability. Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae and Freddie Mac loans. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, any future mortgage loan originations and gains on sale of mortgage loans. Continued declines in real estate values and home sales volumes and financial stress on borrowers as a result of job losses or other factors could have further adverse effects on borrowers that result in higher delinquencies and charge-offs in future periods, which could adversely affect Capital Bank’s financial position and results of operations.
Capital Bank’s construction and land development loans are based upon estimates of costs and the values of the complete projects.
While Capital Bank intends to focus on originating loans other than non-owner occupied commercial real estate loans, its portfolio includes construction and land development loans (which we refer to as “C&D loans”) extended to builders and developers, primarily for the construction and/or development of properties. These loans have been extended on a presold and speculative basis and they include loans for both residential and commercial purposes.
In general, C&D lending involves additional risks because of the inherent difficulty in estimating a property’s value both before and at completion of the project. Construction costs may exceed original estimates as a result of increased materials, labor or other costs. In addition, because of current uncertainties in the residential and commercial real estate markets, property values have become more difficult to determine than they have been historically. The repayment of construction and land acquisition and development loans is often dependent, in part, on the ability of the borrower to sell or lease the property. These loans also require ongoing monitoring. In addition, speculative construction loans to a residential builder are often associated with homes that are not presold and, thus, pose a greater potential risk than construction loans to individuals on their personal residences. Slowing housing sales have been a contributing factor to an increase in non-performing loans as well as an increase in delinquencies.
As of September 30, 2011, C&D loans totaled $575.1 million (or 13% of Capital Bank’s total loan portfolio), of which $89.9 million was for construction and/or development of residential properties and $485.2 million was for construction/development of commercial properties. As of September 30, 2011, non-performing C&D loans covered under FDIC loss share agreements totaled $40.5 million and non-performing C&D loans not covered under FDIC loss share agreements totaled $135.8 million.

Capital Bank’s non-owner occupied commercial real estate loans may be dependent on factors outside the control of its borrowers.
While Capital Bank intends to focus on originating loans other than non-owner occupied commercial real estate loans, in the acquisitions it acquired non-owner occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. This may be adversely affected by changes in the economy or local market conditions. Non-owner occupied commercial real estate loans expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. In such cases, Capital Bank may be compelled to modify the terms of the loan or engage in other potentially expensive work-out techniques. If Capital Bank forecloses on a non-owner occupied commercial real estate loan, the holding period for the collateral typically is longer than a 1-4 family residential property because there are fewer potential purchasers of the collateral. Additionally, non-owner occupied commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner occupied commercial real estate loans may be larger on a per loan basis than those incurred with Capital Bank’s residential or consumer loan portfolios.
As of September 30, 2011, Capital Bank’s non-owner occupied commercial real estate loans totaled $950.4 million (or 22% of its total loan portfolio). As of September 30, 2011, non-performing non-owner occupied commercial real estate loans covered under FDIC loss share agreements totaled $27.2 million and non-performing non-owner occupied commercial real estate loans not covered under FDIC loss share agreements totaled $50.0 million.
Repayment of Capital Bank’s commercial business loans is dependent on the cash flows of borrowers, which may be unpredictable, and the collateral securing these loans may fluctuate in value.
Capital Bank’s business plan focuses on originating different types of commercial business loans. Capital Bank classifies the types of commercial loans offered as owner-occupied term real estate loans, business lines of credit and term equipment financing. Commercial business lending involves risks that are different from those associated with non-owner occupied commercial real estate lending. Capital Bank’s commercial business loans are primarily underwritten based on the cash flow of the borrower and secondarily on the underlying collateral, including real estate. The borrowers’ cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Some of Capital Bank’s commercial business loans are collateralized by equipment, inventory, accounts receivable or other business assets, and the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use.
As of September 30, 2011, Capital Bank’s commercial business loans totaled $1.3 billion (or 29% of its total loan portfolio). Of this amount, $844.7 million was secured by owner-occupied real estate and $439.1 million was secured by business assets. As of September 30, 2011, non-performing commercial business loans covered under FDIC loss share agreements totaled $18.7 million and non-performing commercial business loans not covered under FDIC loss share agreements totaled $67.4 million.
Capital Bank’s allowance for loan losses and fair value adjustments may prove to be insufficient to absorb losses for loans that it originates.
Lending money is a substantial part of Capital Bank’s business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:
•	cash flow of the borrower and/or the project being financed;

•	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;

•	the duration of the loan;

•	the discount on the loan at the time of acquisition;

•	the credit history of a particular borrower; and

•	changes in economic and industry conditions.
Non-performing loans covered under loss share agreements with the FDIC totaled $128.7 million, and Non-performing loans not covered under loss share agreements with the FDIC totaled $296.8 million as of September 30, 2011. Capital Bank maintains an allowance for loan losses with respect to loans it originates, which is a reserve established through a provision for loan losses charged to expense, which management believes is appropriate to provide for probable losses in Capital Bank’s loan portfolio. The amount of this allowance is determined by Capital Bank’s management team through periodic reviews. As of September 30, 2011, the allowance on loans covered by loss share agreements with the FDIC was $7.0 million, and the allowance on loans not covered by loss share agreements with the FDIC was $10.1 million. As of September 30, 2011, the ratio of Capital Bank’s allowance for loan losses to non-performing loans covered by loss share agreements with the FDIC was 5.4% and the ratio of its allowance for loan losses to non-performing loans not covered by loss share agreements with the FDIC was 3.4%.

The application of the acquisition method of accounting to NAFH’s completed acquisitions impacted Capital Bank’s allowance for loan losses. Under the acquisition method of accounting, all loans were recorded in financial statements at their fair value at the time of their acquisition and the related allowance for loan loss was eliminated because the fair value at the time was determined by the net present value of the expected cash flows taking into consideration estimated credit quality. Capital Bank may in the future determine that the estimates of fair value are too high, in which case Capital Bank would provide for additional loan losses associated with the acquired loans. As of September 30, 2011, the allowance for loan losses on purchased credit-impaired loan pools totaled $10.5 million, of which $7.0 million was related to loan pools covered by loss share agreements with the FDIC and $3.5 million was related to loan pools not covered by loss share agreements with the FDIC.
The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires Capital Bank to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans that Capital Bank originates, identification of additional problem loans originated by Capital Bank and other factors, both within and outside of management’s control, may require an increase in the allowance for loan losses. If current trends in the real estate markets continue, Capital Bank’s management expects that it will continue to experience increased delinquencies and credit losses, particularly with respect to construction, land development and land loans. In addition, bank regulatory agencies periodically review Capital Bank’s allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, Capital Bank will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital and may have a material adverse effect on Capital Bank’s financial condition and results of operations.
Capital Bank continues to hold and acquire other real estate, which has led to increased operating expenses and vulnerability to additional declines in real property values.
Capital Bank forecloses on and take title to the real estate serving as collateral for many of its loans as part of its business. Real estate owned by Capital Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property. At September 30, 2011, Capital Bank had $152.5 million of OREO. Increased OREO balances have led to greater expenses as costs are incurred to manage and dispose of the properties. Capital Bank’s management expects that its earnings will continue to be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership, as well as by the funding costs associated with assets that are tied up in OREO. Any further decrease in real estate market prices may lead to additional OREO write-downs, with a corresponding expense in Capital Bank’s statement of operations. Capital Bank’s management evaluates OREO properties periodically and writes down the carrying value of the properties if the results of such evaluations require it. The expenses associated with OREO and any further property write-downs could have a material adverse effect on Capital Bank’s financial condition and results of operations.
Capital Bank is subject to environmental liability risk associated with lending activities.
A significant portion of Capital Bank’s loan portfolio is secured by real property. During the ordinary course of business, Capital Bank may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, Capital Bank may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require Capital Bank to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit the Bank’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase Capital Bank’s exposure to environmental liability. Although Capital Bank has policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on Capital Bank’s financial condition and results of operations.

Delinquencies and defaults in residential mortgages have increased, creating a backlog in courts and an increase in industry scrutiny by regulators, as well as proposed new laws and regulations governing foreclosures. Such laws and regulations might restrict or delay Capital Bank’s ability to foreclose and collect payments for single family residential loans under the loss sharing agreements.
Recent laws delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans (some for a limited period of time), or otherwise limit the ability of residential loan servicers to take actions that may be essential to preserve the value of the mortgage loans. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increased servicing costs. As a servicer of mortgage loans, any restriction on Capital Bank’s ability to foreclose on a loan, any requirement that the Bank forego a portion of the amount otherwise due on a loan or any requirement that the Bank modify any original loan terms will in some instances require Capital Bank to advance principal, interest, tax and insurance payments, which may negatively impact its business, financial condition, liquidity and results of operations.
In addition, for the single family residential loans covered by the loss sharing agreements, Capital Bank cannot collect loss share payments until it liquidates the properties securing those loans. These loss share payments could be delayed by an extended foreclosure process, including delays resulting from a court backlog, local or national foreclosure moratoriums or other delays, and these delays could have a material adverse effect on Capital Bank’s results of operations.
Like other financial services institutions, Capital Bank’s asset and liability structures are monetary in nature. Such structures are affected by a variety of factors, including changes in interest rates, which can impact the value of financial instruments held by the Bank.
Like other financial services institutions, Capital Bank has asset and liability structures that are essentially monetary in nature and are directly affected by many factors, including domestic and international economic and political conditions, broad trends in business and finance, legislation and regulation affecting the national and international business and financial communities, monetary and fiscal policies, inflation, currency values, market conditions, the availability and cost of short-term or long-term funding and capital, the credit capacity or perceived creditworthiness of customers and counterparties and the level and volatility of trading markets. Such factors can impact customers and counterparties of a financial services institution and may impact the value of financial instruments held by a financial services institution.
Capital Bank’s earnings and cash flows largely depend upon the level of its net interest income, which is the difference between the interest income it earns on loans, investments and other interest earning assets, and the interest it pays on interest bearing liabilities, such as deposits and borrowings. Because different types of assets and liabilities may react differently and at different times to market interest rate changes, changes in interest rates can increase or decrease Capital Bank’s net interest income. When interest-bearing liabilities mature or reprice more quickly than interest earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly, and because the magnitude of repricing of interest earning assets is often greater than interest bearing liabilities, falling interest rates could reduce net interest income.
Additionally, an increase in interest rates may, among other things, reduce the demand for loans and Capital Bank’s ability to originate loans and decrease loan repayment rates, while a decrease in the general level of interest rates may adversely affect the fair value of the Bank’s financial assets and liabilities and its ability to realize gains on the sale of assets. A decrease in the general level of interest rates may affect Capital Bank through, among other things, increased prepayments on its loan and mortgage-backed securities portfolios and increased competition for deposits.
Accordingly, changes in the level of market interest rates affect Capital Bank’s net yield on interest earning assets, loan origination volume, loan and mortgage-backed securities portfolios and its overall results. Changes in interest rates may also have a significant impact on any future mortgage loan origination revenues. Historically, there has been an inverse correlation between the demand for mortgage loans and interest rates. Mortgage origination volume and revenues usually decline during periods of rising or high interest rates and increase during periods of declining or low interest rates. Changes in interest rates also have a significant impact on the carrying value of a significant percentage of the assets on Capital Bank’s balance sheet. Interest rates are highly sensitive to many factors beyond the Bank’s management’s control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Board of Governors of the Federal Reserve System (which we refer to as the “Federal Reserve”). Capital Bank’s management cannot predict the nature and timing of the Federal Reserve’s interest rate policies or other changes in monetary policies and economic conditions, which could negatively impact the Bank’s financial performance.

Capital Bank has benefited in recent periods from a favorable interest rate environment, but management believes that this environment cannot be sustained indefinitely and interest rates would be expected to rise as the economy recovers. A strengthening U.S. economy would be expected to cause the Board of Governors of the Federal Reserve to increase short-term interest rates, which would increase Capital Bank’s borrowing costs.
The fair value of Capital Bank’s investment securities can fluctuate due to market conditions out of management’s control.
As of September 30, 2011, approximately 94% of Capital Bank’s investment securities portfolio was comprised of U.S. government agency and sponsored enterprises obligations, U.S. government agency and sponsored enterprises mortgage-backed securities and securities of municipalities. As of September 30, 2011, the fair value of Capital Bank’s investment securities portfolio was approximately $783.1 million. Factors beyond Capital Bank’s control can significantly influence the fair value of securities in its portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and continued instability in the credit markets. In addition, Capital Bank has historically taken a conservative investment posture, concentrating on government issuances of short duration. In the future, Capital Bank may seek to increase yields through more aggressive investment strategies, which may include a greater percentage of corporate issuances and structured credit products. Any of these mentioned factors, among others, could cause other-than-temporary impairments in future periods and result in a realized loss, which could have a material adverse effect on Capital Bank’s business. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers and the performance of the underlying collateral, Capital Bank may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on its financial condition and results of operations.
Capital Bank has a significant deferred tax asset that may not be fully realized in the future.
Capital Bank’s net deferred tax asset totaled $134.6 million as of September 30, 2011. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods prior to the expiration of any applicable net operating losses. If Capital Bank’s estimates and assumptions about future taxable income are not accurate, the value of its deferred tax asset may not be recoverable and may result in a valuation allowance that would impact the Bank’s earnings.
Recent market disruptions have caused increased liquidity risks and, if Capital Bank is unable to maintain sufficient liquidity, it may not be able to meet the cash flow requirements of its depositors and borrowers.
The recent disruption and illiquidity in the credit markets have generally made potential funding sources more difficult to access, less reliable and more expensive. Capital Bank’s liquidity is generally used to make loans and to repay deposit liabilities as they become due or are demanded by customers, and further deterioration in the credit markets or a prolonged period without improvement of market liquidity could present significant challenges in the management of Capital Bank’s liquidity and could adversely affect its business, results of operations and prospects. For example, if as a result of a sudden decline in depositor confidence resulting from negative market conditions, a substantial number of bank customers tried to withdraw their bank deposits simultaneously, Capital Bank’s reserves may not be able to cover the withdrawals.
Furthermore, an inability to increase Capital Bank’s deposit base at all or at attractive rates would impede its ability to fund the Bank’s continued growth, which could have an adverse effect on the Bank’s business, results of operations and financial condition. Collateralized borrowings such as advances from the FHLB are an important potential source of liquidity. Capital Bank’s borrowing capacity is generally dependent on the value of the collateral pledged to the FHLB. An adverse regulatory change could reduce Capital Bank’s borrowing capacity or eliminate certain types of collateral and could otherwise modify or even eliminate the Bank’s access to FHLB advances, Federal Fund line borrowings and discount window advances. Liquidity may also be adversely impacted by bank supervisory and regulatory authorities mandating changes in the composition of Capital Bank’s balance sheet to asset classes that are less liquid. Any such change or termination may have an adverse effect on Capital Bank’s liquidity.

Capital Bank’s access to other funding sources could be impaired by factors that are not specific to the Bank, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and the unstable credit markets. Capital Bank may need to incur additional debt in the future to achieve its business objectives, in connection with future acquisitions or for other reasons. Any borrowings, if sought, may not be available to Capital Bank or, if available, may not be on favorable terms. Without sufficient liquidity, Capital Bank may not be able to meet the cash flow requirements of its depositors and borrowers, which could have a material adverse effect on the Bank’s financial condition and results of operations.
Capital Bank may not be able to retain or develop a strong core deposit base or other low-cost funding sources.
Capital Bank expects to depend on checking, savings and money market deposit account balances and other forms of customer deposits as its primary source of funding for the Bank’s lending activities. Capital Bank’s future growth will largely depend on its ability to retain and grow a strong deposit base. Because 52% of Capital Bank’s deposits as of September 30, 2011 were time deposits, it may prove harder to maintain and grow the Bank’s deposit base than would otherwise be the case. Capital Bank is also working to transition certain of its customers to lower cost traditional banking services as higher cost funding sources, such as high interest certificates of deposit, mature. There may be competitive pressures to pay higher interest rates on deposits, which could increase funding costs and compress net interest margins. Customers may not transition to lower yielding savings or investment products or continue their business with Capital Bank, which could adversely affect its operations. In addition, with recent concerns about bank failures, customers have become concerned about the extent to which their deposits are insured by the FDIC, particularly customers that may maintain deposits in excess of insured limits. Customers may withdraw deposits in an effort to ensure that the amount that they have on deposit with Capital Bank is fully insured and may place them in other institutions or make investments that are perceived as being more secure. Further, even if Capital Bank is able to grow and maintain its deposit base, the account and deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments (or similar products at other institutions that may provide a higher rate of return), Capital Bank could lose a relatively low cost source of funds, increasing its funding costs and reducing the Bank’s net interest income and net income. Additionally, any such loss of funds could result in lower loan originations, which could materially negatively impact Capital Bank’s growth strategy and results of operations.
Capital Bank operates in a highly competitive industry and faces significant competition from other financial institutions and financial services providers, which may decrease its growth or profits.
Consumer and commercial banking is highly competitive. Capital Bank’s market contains not only a large number of community and regional banks, but also a significant presence of the country’s largest commercial banks. Capital Bank competes with other state and national financial institutions as well as savings and loan associations, savings banks and credit unions for deposits and loans. In addition, Capital Bank competes with financial intermediaries, such as consumer finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. Some of these competitors may have a long history of successful operations in Capital Bank’s markets, greater ties to local businesses and more expansive banking relationships, as well as better established depositor bases. Competitors with greater resources may possess an advantage by being capable of maintaining numerous banking locations in more convenient sites, operating more ATMs and conducting extensive promotional and advertising campaigns or operating a more developed Internet platform.
The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions may adversely affect Capital Bank’s ability to market its products and services. Also, technology has lowered barriers to entry and made it possible for banks to compete in Capital Bank’s market without a retail footprint by offering competitive rates, as well as non-banks to offer products and services traditionally provided by banks. Many of Capital Bank’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may offer a broader range of products and services as well as better pricing for certain products and services than Capital Bank can.

Capital Bank’s ability to compete successfully depends on a number of factors, including:
•	the ability to develop, maintain and build upon long-term customer relationships based on quality service and high ethical standards;

•	the ability to attract and retain qualified employees to operate the Bank’s business effectively;

•	the ability to expand the Bank’s market position;

•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which the Bank introduces new products and services relative to its competitors;

•	customer satisfaction with the Bank’s level of service; and

•	industry and general economic trends.
Failure to perform in any of these areas could significantly weaken Capital Bank’s competitive position, which could adversely affect its growth and profitability, which, in turn, could harm the Bank’s business, financial condition and results of operations.
Capital Bank is subject to losses due to the errors or fraudulent behavior of employees or third parties.
Capital Bank is exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical recordkeeping errors and transactional errors. Capital Bank’s business is dependent on its employees as well as third-party service providers to process a large number of increasingly complex transactions. Capital Bank could be materially adversely affected if one of its employees causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates the Bank’s operations or systems. When Capital Bank originates loans, it relies upon information supplied by loan applicants and third parties, including the information contained in the loan application, property appraisal and title information, if applicable, and employment and income documentation provided by third parties. If any of this information is misrepresented and such misrepresentation is not detected prior to loan funding, Capital Bank generally bears the risk of loss associated with the misrepresentation. Any of these occurrences could result in a diminished ability of Capital Bank to operate its business, potential liability to customers, reputational damage and regulatory intervention, which could negatively impact the Bank’s business, financial condition and results of operations.
Capital Bank is dependent on its information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have an adverse effect on the Bank’s financial condition and results of operations.
Capital Bank’s business is highly dependent on the successful and uninterrupted functioning of its information technology and telecommunications systems and third-party servicers. Capital Bank outsources many of its major systems, such as data processing, loan servicing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt the Bank’s operations. Because Capital Bank’s information technology and telecommunications systems interface with and depend on third-party systems, the Bank could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of Capital Bank’s ability to process new and renewal loans, gather deposits and provide customer service, compromise the Bank’s ability to operate effectively, damage its reputation, result in a loss of customer business and/or subject the Bank to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on the Bank’s financial condition and results of operations.
In addition, Capital Bank provides its customers the ability to bank remotely, including online over the Internet. The secure transmission of confidential information is a critical element of remote banking. Capital Bank’s network could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. Capital Bank may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that Capital Bank’s activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose the Bank to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in Capital Bank’s systems and could adversely affect its reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject Capital Bank to additional regulatory scrutiny, expose the Bank to civil litigation and possible financial liability and cause reputational damage.

Hurricanes or other adverse weather events would negatively affect Capital Bank’s local economies or disrupt its operations, which would have an adverse effect on the Bank’s business or results of operations.
Capital Bank’s market areas in the southeastern region of the United States are susceptible to natural disasters, such as hurricanes, tornadoes, tropical storms, other severe weather events and related flooding and wind damage, and manmade disasters, such as the 2010 oil spill in the Gulf of Mexico. Capital Bank’s market areas in Tennessee are susceptible to natural disasters, such as tornadoes and floods. These natural disasters could negatively impact regional economic conditions, cause a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by Capital Bank, damage its banking facilities and offices and negatively impact the Bank’s growth strategy. Such weather events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where Capital Bank operates. The Bank’s management cannot predict whether or to what extent damage that may be caused by future hurricanes or tornadoes will affect Capital Bank’s operations or the economies in its current or future market areas, but such weather events could negatively impact economic conditions in these regions and result in a decline in local loan demand and loan originations, a decline in the value or destruction of properties securing Capital Bank’s loans and an increase in delinquencies, foreclosures or loan losses. Capital Bank’s business or results of operations may be adversely affected by these and other negative effects of natural or manmade disasters.
Risks Relating to Capital Bank’s Growth Strategy
Capital Bank may not be able to effectively manage its growth.
Capital Bank’s future operating results depend to a large extent on its ability to successfully manage its rapid growth. Capital Bank’s rapid growth has placed, and it may continue to place, significant demands on its operations and management. Whether through additional acquisitions or organic growth, Capital Bank’s current plan to expand its business is dependent upon:
•
the ability of its officers and other key employees to continue to implement and improve its operational, credit, financial, management and other internal risk controls and processes and its reporting systems and procedures in order to manage a growing number of client relationships;

•	to scale its technology platform;

•	to integrate its acquisitions and develop consistent policies throughout the various businesses; and

•	to manage a growing number of client relationships.
Capital Bank may not successfully implement improvements to, or integrate, its management information and control systems, procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, Capital Bank’s controls and procedures must be able to accommodate an increase in expected loan volume and the infrastructure that comes with new branches and banks. Thus, Capital Bank’s growth strategy may divert management from its existing businesses and may require the Bank to incur additional expenditures to expand its administrative and operational infrastructure and, if Capital Bank is unable to effectively manage and grow its banking franchise, its business and the Bank’s consolidated results of operations and financial condition could be materially and adversely impacted. In addition, if Capital Bank is unable to manage future expansion in its operations, the Bank may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could adversely affect Capital Bank’s business.

Many of Capital Bank’s new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict its growth.
Capital Bank intends to complement and expand its business by pursuing strategic acquisitions of banks and other financial institutions. Generally, any acquisition of target financial institutions or assets by NAFH or Capital Bank will require approval by, and cooperation from, a number of governmental regulatory agencies, possibly including the Federal Reserve, the OCC and the FDIC, as well as state banking regulators. In acting on such applications of approval, federal banking regulators consider, among other factors:
•	the effect of the acquisition on competition;

•	the financial condition and future prospects of the applicant and the banks involved;

•	the managerial resources of the applicant and the banks involved;

•	the convenience and needs of the community, including the record of performance under the Community Reinvestment Act (which we refer to as the “CRA”); and

•	the effectiveness of the applicant in combating money laundering activities.
Such regulators could deny an application based on the above criteria or other considerations or the regulatory approvals may not be granted on terms that are acceptable to NAFH or Capital Bank. For example, Capital Bank could be required to sell branches as a condition to receiving regulatory approvals, and such a condition may not be acceptable to NAFH or Capital Bank or may reduce the benefit of any acquisition.
The success of future transactions will depend on NAFH’s ability to successfully identify and consummate transactions with target financial institutions that meet its investment criteria. Because of the significant competition for acquisition opportunities and the limited number of potential targets, NAFH may not be able to successfully consummate acquisitions necessary to grow its business.
The success of future transactions will depend on NAFH’s ability to successfully identify and consummate transactions with target financial institutions that meet its investment criteria. There are significant risks associated with NAFH’s ability to identify and successfully consummate transactions with target financial institutions. There are a limited number of acquisition opportunities, and NAFH expects to encounter intense competition from other banking organizations competing for acquisitions and also from other investment funds and entities looking to acquire financial institutions. Many of these entities are well established and have extensive experience in identifying and effecting acquisitions directly or through affiliates. Many of these competitors possess ongoing banking operations with greater technical, human and other resources than NAFH and Capital Bank do, and NAFH’s financial resources will be relatively limited when contrasted with those of many of these competitors. These organizations may be able to achieve greater cost savings through consolidating operations than NAFH could. NAFH’s ability to compete in acquiring certain sizable target institutions will be limited by its available financial resources. These inherent competitive limitations give others an advantage in pursuing the acquisition of certain target financial institutions. In addition, increased competition may drive up the prices for the types of acquisitions NAFH intends to target, which would make the identification and successful consummation of acquisition opportunities more difficult. Competitors may be willing to pay more for target financial institutions than NAFH believes are justified, which could result in NAFH having to pay more for target financial institutions than it prefers or to forego target financial institutions. As a result of the foregoing, NAFH may be unable to successfully identify and consummate future transactions to grow its business on commercially attractive terms, or at all.
Because the institutions NAFH intends to acquire may have distressed assets, NAFH may not be able to realize the value it predicts from these assets or make sufficient provision for future losses in the value of, or accurately estimate the future write-downs taken in respect of, these assets.
Delinquencies and losses in the loan portfolios and other assets of financial institutions that NAFH acquires may exceed its initial forecasts developed during the due diligence investigation prior to acquiring those institutions.

Even if NAFH conducts extensive due diligence on an entity it decides to acquire, this diligence may not reveal all material issues that may affect a particular entity. The diligence process in FDIC-assisted transactions is also expedited due to the short acquisition timeline that is typical for these depository institutions. If, during the diligence process, NAFH fails to identify issues specific to an entity or the environment in which the entity operates, NAFH may be forced to later write down or write off assets, restructure its operations, or incur impairment or other charges that could result in other reporting losses. Any of these events could adversely affect the financial condition, liquidity, capital position and value of institutions NAFH acquires and of NAFH as a whole. If any of the foregoing adverse events occur with respect to one subsidiary, they may adversely affect other of NAFH’s subsidiaries or the NAFH as a whole. Current economic conditions have created an uncertain environment with respect to asset valuations and there is no certainty that NAFH will be able to sell assets of target institutions if it determines it would be in its best interests to do so. The institutions NAFH will target may have substantial amounts of asset classes for which there is currently limited or no marketability.
The success of future transactions will depend on NAFH’s ability to successfully combine the target financial institution’s business with NAFH’s existing banking business and, if NAFH experiences difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.
The success of future transactions will depend, in part, on NAFH’s ability to successfully combine the target financial institution’s business with its existing banking business. As with any acquisition involving financial institutions, there may be business disruptions that result in the loss of customers or cause customers to remove their accounts and move their business to competing banking institutions. It is possible that the integration process could result in additional expenses in connection with the integration processes and the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect Capital Bank’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the acquisition. Integration efforts, including integration of the target financial institution’s systems into Capital Bank’s systems may divert the Bank’s management’s attention and resources, and NAFH may be unable to develop, or experience prolonged delays in the development of, the systems necessary to operate its acquired banks, such as a financial reporting platform or a human resources reporting platform call center. If NAFH experiences difficulties with the integration process, the anticipated benefits of any future transaction may not be realized fully or at all or may take longer to realize than expected. Additionally, NAFH and Capital Bank may be unable to recognize synergies, operating efficiencies and/or expected benefits within expected timeframes within expected cost projections, or at all. NAFH may also not be able to preserve the goodwill of the acquired financial institution.
Projected operating results for entities to be acquired by NAFH may be inaccurate and may vary significantly from actual results.
NAFH will generally establish the pricing of transactions and the capital structure of entities to be acquired on the basis of financial projections for such entities. In general, projected operating results will be based primarily on management judgments. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed and the projected results may vary significantly from actual results. General economic, political and market conditions, which are not predictable, can have a material adverse impact on the reliability of such projections. In the event that the projections made in connection with NAFH’s acquisitions, or future projections with respect to new acquisitions, are not accurate, such inaccuracies could materially and adversely affect Capital Bank’s business and NAFH’s consolidated results of operations and financial condition.
NAFH’s officers and directors may have conflicts of interest in determining whether to present business opportunities to NAFH or another entity with which they are, or may become, affiliated.
NAFH and Capital Bank’s officers and directors may become subject to fiduciary obligations in connection with their service on the boards of directors of other corporations. To the extent that NAFH’s officers and directors become aware of acquisition opportunities that may be suitable for entities other than NAFH to which they have fiduciary or contractual obligations, or they are presented with such opportunities in their capacities as fiduciaries to such entities, they may honor such obligations to such other entities. In addition, NAFH’s officers and directors will not have any obligation to present NAFH with any acquisition opportunity that does not fall within certain parameters of NAFH’s business. You should assume that to the extent any of NAFH’s officers or directors becomes aware of an opportunity that may be suitable both for NAFH and another entity to which such person has a fiduciary obligation or contractual obligation to present such opportunity as set forth above, he or she may first give the opportunity to such other entity or entities and may give such opportunity to NAFH only to the extent such other entity or entities reject or are unable to pursue such opportunity. In addition, you should assume that to the extent any of NAFH’s officers or directors becomes aware of an acquisition opportunity that does not fall within the above parameters but that may otherwise be suitable for NAFH, he or she may not present such opportunity to NAFH. In general, officers and directors of a corporation incorporated under Delaware law are required to present business opportunities to a corporation if the corporation could financially undertake the opportunity, the opportunity is within the corporation’s line of business and it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation. However, NAFH’s certificate of incorporation provides that NAFH renounce any interest or expectancy in certain acquisition opportunities that its officers or directors become aware of in connection with their service to other entities to which they have a fiduciary or contractual obligation.

Changes in accounting standards may affect how we report our financial condition and results of operations.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board (which we refer to as the “FASB”) or other regulatory authorities change the financial accounting and reporting standards that govern the preparation of financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements.
Risks Relating to the Regulation of Capital Bank’s Industry
Capital Bank operates in a highly regulated industry and the laws and regulations that govern its operations, corporate governance, executive compensation and financial accounting, or reporting, including changes in them or Capital Bank’s failure to comply with them, may adversely affect us.
Capital Bank is subject to extensive regulation and supervision that govern almost all aspects of its operations. Intended to protect customers, depositors, consumers, deposit insurance funds and the stability of the U.S. financial system, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the Company and Capital Bank’s business activities, limit the dividend or distributions that Capital Bank or the Company can pay, restrict the ability of institutions to guarantee Capital Bank’s debt and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in the Bank’s capital than generally accepted accounting principles. Compliance with laws and regulations can be difficult and costly and changes to laws and regulations often impose additional compliance costs. Capital Bank is currently facing increased regulation and supervision of the industry as a result of the financial crisis in the banking and financial markets. Such additional regulation and supervision may increase Capital Bank’s costs and limit its ability to pursue business opportunities. Further, the Company, NAFH or Capital Bank’s failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject the Bank to restrictions on its business activities, fines and other penalties, any of which could adversely affect its results of operations, capital base and the price of NAFH’s or the Company’s securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect Capital Bank’s business and financial condition.
Capital Bank is periodically subject to examination and scrutiny by a number of banking agencies and, depending upon the findings and determinations of these agencies, the Bank may be required to make adjustments to its business that could adversely affect it.
Federal and state banking agencies periodically conduct examinations of Capital Bank’s business, including compliance with applicable laws and regulations. If, as a result of an examination, a federal banking agency were to determine that the financial condition, capital resources, asset quality, asset concentration, earnings prospects, management, liquidity sensitivity to market risk or other aspects of any of Capital Bank’s operations has become unsatisfactory, or that the Bank or its management is in violation of any law or regulation, it could take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in Capital Bank’s capital, to restrict its growth, to change the asset composition of its portfolio or balance sheet, to assess civil monetary penalties against its officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate its deposit insurance. If Capital Bank becomes subject to such regulatory actions, its business, results of operations and reputation may be negatively impacted.

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may have a material effect on Capital Bank’s operations.
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (which we refer to as the “Dodd-Frank Act”), which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on Capital Bank’s business are:
•	changes to regulatory capital requirements;

•	exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from Tier 1 capital;

•
creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which will oversee systemic risk, and the Consumer Financial Protection Bureau, which will develop and enforce rules for bank and non-bank providers of consumer financial products);

•	potential limitations on federal preemption;

•	changes to deposit insurance assessments;

•	regulation of debit interchange fees the Bank earns;

•	changes in retail banking regulations, including potential limitations on certain fees the Bank may charge; and

•	changes in regulation of consumer mortgage loan origination and risk retention.
In addition, the Dodd-Frank Act restricts the ability of banks to engage in certain proprietary trading or to sponsor or invest in private equity or hedge funds. The Dodd-Frank Act also contains provisions designed to limit the ability of insured depository institutions, their holding companies and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments.
Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies in order to be implemented, some of which have been proposed by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until implementation. The changes resulting from the Dodd-Frank Act may impact the profitability of Capital Bank’s business activities, require changes to certain of its business practices, impose upon the Bank more stringent capital, liquidity and leverage requirements or otherwise adversely affect Capital Bank’s business. These changes may also require Capital Bank to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact Capital Bank’s results of operations and financial condition. While management cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on Capital Bank or the Company, these changes could be materially adverse to the Company, Capital Bank and NAFH.
The short-term and long-term impact of the new regulatory capital standards and the forthcoming new capital rules is uncertain.
On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement to a strengthened set of capital requirements for internationally active banking organizations in the United States and around the world, known as Basel III. Basel III increases the requirements for minimum common equity, minimum Tier 1 capital and minimum total capital, to be phased in over time until fully phased in by January 1, 2019.
Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Company, and non-bank financial companies that are supervised by the Federal Reserve. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. In particular, bank holding companies, many of which have long relied on trust preferred securities as a component of their regulatory capital, will no longer be permitted to count trust preferred securities toward their Tier 1 capital. While the Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict how any new standards will ultimately be applied to the Company, NAFH and Capital Bank.

The FDIC’s restoration plan and the related increased assessment rate could adversely affect Capital Bank’s earnings.
The FDIC insures deposits at FDIC-insured depository institutions, such as Capital Bank, up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. Market developments have significantly depleted the deposit insurance fund of the FDIC (which we refer to as the “DIF”) and reduced the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased the deposit insurance assessment rates and thus raised deposit premiums for insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, there may need to be further special assessments or increases in deposit insurance premiums. Capital Bank is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional bank or financial institution failures, Capital Bank may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect results of operations, including by reducing Capital Bank’s profitability or limiting its ability to pursue certain business opportunities.
Capital Bank is subject to federal and state and fair lending laws, and failure to comply with these laws could lead to material penalties.
Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, Consumer Financial Protection Bureau and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to Capital Bank’s performance under the fair lending laws and regulations could adversely impact the Bank’s rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact Capital Bank’s reputation, business, financial condition and results of operations.
Capital Bank faces a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the “PATRIOT Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (which we refer to as “OFAC”). If Capital Bank’s policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that NAFH has already acquired or may acquire in the future are deficient, Capital Bank would be subject to liability, including fines and regulatory actions such as restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plan, including its acquisition plans, which would negatively impact its business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for Capital Bank.
Federal, state and local consumer lending laws may restrict Capital Bank’s ability to originate certain mortgage loans or increase the Bank’s risk of liability with respect to such loans and could increase its cost of doing business.
Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is Capital Bank’s policy not to make predatory loans, but these laws create the potential for liability with respect to the Bank’s lending and loan investment activities. They increase Capital Bank’s cost of doing business and, ultimately, may prevent the Bank from making certain loans and cause it to reduce the average percentage rate or the points and fees on loans that it does make.

The Federal Reserve may require the Company or NAFH and its other subsidiaries to commit capital resources to support Capital Bank.
The Federal Reserve, which examines the Company and NAFH, requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, the Company or NAFH could be required to provide financial assistance to Capital Bank if it experiences financial distress.
A capital injection may be required at times when the Company or NAFH do not have the resources to provide it, and therefore the Company or NAFH may be required to borrow the funds. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s cash flows, financial condition, results of operations and prospects.
Stockholders may be deemed to be acting in concert or otherwise in control of Capital Bank, which could impose prior approval requirements and result in adverse regulatory consequences for such holders.
The Company and NAFH are bank holding companies regulated by the Federal Reserve. Accordingly, acquisition of control of NAFH or the Company (or a bank subsidiary) requires prior regulatory notice or approval. With certain limited exceptions, federal regulations prohibit potential investors from, directly or indirectly, acquiring ownership or control of, or the power to vote, more than 10% (more than 5% if the acquiror is a bank holding company) of any class of our voting securities, or obtaining the ability to control in any manner the election of a majority of directors or otherwise exercising a controlling influence over NAFH or Capital Bank’s management or policies, without prior notice or application to, and approval of, the Federal Reserve under the Change in Bank Control Act or the Bank Holding Company Act of 1956, as amended (which we refer to as the “BHCA”). Any bank holding company or foreign bank with a U.S. presence also is required to obtain the approval of the Federal Reserve under the BHCA to acquire or retain more than 5% of the Company or NAFH’s outstanding voting securities.
In addition to regulatory approvals, any stockholder deemed to “control” the Company or NAFH for purposes of the BHCA would become subject to investment and activity restrictions and ongoing regulation and supervision. Any entity owning 25% or more of any class of the Company or NAFH’s voting securities, or a lesser percentage if such holder or group otherwise exercises a “controlling influence” over the Company or NAFH, may be subject to regulation as a “bank holding company” in accordance with the BHCA. In addition, such a holder may be required to divest 5% or more of the voting securities of investments that may be deemed incompatible with bank holding company status, such as an investment in a company engaged in non-financial activities.
Regulatory determination of “control” of a depository institution or holding company is based on all of the relevant facts and circumstances. In certain instances, stockholders may be determined to be “acting in concert” and their shares aggregated for purposes of determining control for purposes of the Change in Bank Control Act. “Acting in concert” generally means knowing participation in a joint activity or parallel action towards the common goal of acquiring control of a bank or a parent company, whether or not pursuant to an express agreement. How this definition is applied in individual circumstances can vary among the various federal bank regulatory agencies and cannot always be predicted with certainty. Many factors can lead to a finding of acting in concert, including whether:
•	stockholders are commonly controlled or managed;

•	stockholders are parties to an oral or written agreement or understanding regarding the acquisition, voting or transfer of control of voting securities of a bank or bank holding company;

•	the holders each own stock in a bank and are also management officials, controlling stockholders, partners or trustees of another company; or

•	both a holder and a controlling stockholder, partner, trustee or management official of the holder own equity in the bank or bank holding company.
The Company’s or NAFH’s common stock owned by holders determined by a bank regulatory agency to be acting in concert would be aggregated for purposes of determining whether those holders have control of a bank or bank holding company for Change in Bank Control Act purposes. Because the control regulations under the Change in Bank Control Act and the BHCA are complex, potential investors should seek advice from qualified banking counsel before making an investment in the Company’s common stock.
Risks Related to NAFH’s Common Stock
The market price of NAFH’s Class A common stock could decline due to the large number of outstanding shares of its common stock eligible for future sale.
Sales of substantial amounts of NAFH’s Class A common stock in the public market following the initial public offering or in future offerings, or the perception that these sales could occur, could cause the market price of NAFH’s Class A common stock to decline. These sales could also make it more difficult for NAFH to sell equity or equity-related securities in the future, at a time and place that NAFH deems appropriate.
In addition, NAFH intends to file a registration statement on Form S-8 under the Securities Act to register additional shares of Class A common stock for issuance under NAFH’s 2010 Equity Incentive Plan. NAFH may issue all of these shares without any action or approval by NAFH’s stockholders and these shares once issued (including upon exercise of outstanding options) will be available for sale into the public market subject to the restrictions described above, if applicable to the holder. Any shares issued in connection with acquisitions, the exercise of stock options or otherwise would dilute the percentage ownership held by investors who acquire NAFH’s shares in the merger.
If shares of NAFH’s Class B non-voting common stock are converted into shares of Class A common stock, your voting power subsequent to the merger will be diluted.
Generally, holders of Class B non-voting common stock have no voting power and have no right to participate in any meeting of stockholders or to have notice thereof. However, holders of Class B non-voting common stock that are converted into Class A common stock will have all the voting rights of the other holders of Class A common stock. Class B non-voting common stock is not convertible in the hands of the initial holder. However, a transferee unaffiliated with the initial holder that receives Class B non-voting common stock subsequent to transfer permitted by NAFH’s certificate of incorporation may elect to convert each share of Class B non-voting common stock into one share of Class A common stock. Subsequent to the merger, upon conversion of any Class B non-voting common stock, your voting power will be diluted in proportion to the decrease in your ownership of the total outstanding Class A common stock.
The market price of NAFH’s Class A common stock may be volatile, which could cause the value of an investment in NAFH’s Class A common stock to decline.
The market price of NAFH’s Class A common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:
•	general market conditions;

•	domestic and international economic factors unrelated to NAFH or Capital Bank’s performance;

•	actual or anticipated fluctuations in NAFH or Capital Bank’s quarterly operating results;

•	changes in or failure to meet publicly disclosed expectations as to NAFH or Capital Bank’s future financial performance;

•	downgrades in securities analysts’ estimates of NAFH or Capital Bank’s financial performance or lack of research and reports by industry analysts;

•	changes in market valuations or earnings of similar companies;

•	any future sales of common stock or other securities; and

•	additions or departures of key personnel.
The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These types of broad market fluctuations may adversely affect the trading price of NAFH’s Class A common stock. In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against the Company or NAFH could result in substantial costs, divert management’s attention and resources and harm our business or results of operations. For example, we are currently operating in, and have benefited from, a protracted period of historically low interest rates that will not be sustained indefinitely, and future fluctuations in interest rates could cause an increase in volatility of the market price of NAFH’s Class A common stock.
NAFH and the Company do not currently intend to pay dividends on shares of their common stock in the foreseeable future and the ability to pay dividends will be subject to restrictions under applicable banking laws and regulations.
NAFH and the Company do not currently intend to pay cash dividends on their common stock in the foreseeable future. The payment of cash dividends in the future will be dependent upon various factors, including earnings, if any, cash balances, capital requirements and general financial condition. The payment of any dividends will be within the discretion of the then-existing Board of Directors. It is the present intention of the Boards of Directors of the Company and NAFH to retain all earnings, if any, for use in business operations in the foreseeable future and, accordingly, the Boards of Directors do not currently anticipate declaring any dividends. Because NAFH and the Company do not expect to pay cash dividends on their common stock for some time, any gains on an investment in NAFH’s Class A common stock will be limited to the appreciation, if any, of the market value of the Class A common stock.
Banks and bank holding companies are subject to certain regulatory restrictions on the payment of cash dividends. Federal bank regulatory agencies have the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business. The payment of dividends by NAFH and the Company depending on their financial condition could be deemed an unsafe or unsound practice. The ability to pay dividends will directly depend on the ability of Capital Bank to pay dividends to us, which in turn will be restricted by the requirement that it maintains an adequate level of capital in accordance with requirements of its regulators and, in the future, can be expected to be further influenced by regulatory policies and capital guidelines. In addition, on August 24, 2010, Capital Bank entered into the OCC Operating Agreement that may restrict Capital Bank’s ability to pay dividends to us, to make changes to its capital structure and to make certain other business decisions.
Certain provisions of NAFH’s certificate of incorporation and the loss sharing agreements may have anti-takeover effects, which could limit the price investors might be willing to pay in the future for the Company or NAFH’s common stock and could entrench management. In addition, Delaware law may inhibit takeovers of NAFH and could limit NAFH’s ability to engage in certain strategic transactions its Board of Directors believes would be in the best interests of stockholders.
NAFH’s certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of NAFH’s Board of Directors to designate the terms of and issue new series of preferred stock, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for NAFH’s securities, including its Class A common stock.

The loss sharing agreements with the FDIC require that Capital Bank receive prior FDIC consent, which may be withheld by the FDIC in its sole discretion, prior to NAFH, Capital Bank or the Company’s stockholders engaging in certain transactions. If any such transaction is completed without prior FDIC consent, the FDIC would have the right to discontinue the relevant loss sharing arrangement. Among other things, prior FDIC consent is required for (1) a merger or consolidation of NAFH or its bank subsidiary with or into another company if NAFH’s stockholders will own less than 66.66% of the combined company, (2) the sale of all or substantially all of the assets of any of NAFH’s bank subsidiary and (3) a sale of shares by a stockholder, or a group of related stockholders, that will effect a change in control of Capital Bank, as determined by the FDIC with reference to the standards set forth in the Change in Bank Control Act (generally, the acquisition of between 10% and 25% of any class of NAFH’s voting securities where the presumption of control is not rebutted, or the acquisition by any person, acting directly or indirectly or through or in concert with one or more persons, of 25% or more of any class of NAFH’s voting securities). If NAFH or any stockholder desired to enter into any such transaction, the FDIC may not grant its consent in a timely manner, without conditions, or at all. If one of these transactions were to occur without prior FDIC consent and the FDIC withdrew its loss share protection, there could be a material adverse effect on Capital Bank’s financial condition, results of operations and cash flows. In addition, statutes, regulations and policies that govern bank holding companies, including the BHCA, may restrict NAFH’s ability to enter into certain transactions.
NAFH is also subject to anti-takeover provisions under Delaware law. NAFH has not opted out of Section 203 of the Delaware General Corporation Law (which we refer to as the “DGCL”), which, subject to certain exceptions, prohibits a public Delaware corporation from engaging in a business combination (as defined in such section) with an “interested stockholder” (defined generally as any person who beneficially owns 15% or more of the outstanding voting stock of such corporation or any person affiliated with such person) for a period of three years following the time that such stockholder became an interested stockholder, unless (1) prior to such time the board of directors of such corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder; (2) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of such corporation at the time the transaction commenced (excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) the voting stock owned by directors who are also officers or held in employee benefit plans in which the employees do not have a confidential right to tender or vote stock held by the plan); or (3) on or subsequent to such time the business combination is approved by the board of directors of such corporation and authorized at a meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock of such corporation not owned by the interested stockholder.
NAFH is a controlling shareholder and may have interests that differ from the interests of our other shareholders.
Upon completion of the NAFH Investment, NAFH owned approximately 90% of the Company’s outstanding voting power. As a result, NAFH will be able to control the election of our directors, determine our corporate and management policies and determine the outcome of any corporate transaction or other matter submitted to our shareholders for approval. Such transactions may include mergers and acquisitions (including the contemplated potential merger of the Company with and into NAFH), sales of all or some of the Company’s assets (including sales of such assets to NAFH and/or NAFH’s other subsidiaries) or purchases of assets from NAFH and/or NAFH’s other subsidiaries, and other significant corporate transactions.
Five of our seven directors, our Chief Executive Officer, our Chief Financial Officer, and our Chief Risk Officer are affiliates of NAFH. NAFH also has sufficient voting power to amend our organizational documents. The interests of NAFH may differ from those of our other shareholders, and it may take actions that advance its interests to the detriment of our other shareholders. Additionally, NAFH is in the business of making investments in or acquiring financial institutions and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. NAFH may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.
This concentration of ownership could also have the effect of delaying, deferring or preventing a change in our control or impeding a merger or consolidation, takeover or other business combination that could be favorable to the other holders of our common stock, and the trading prices of our common stock may be adversely affected by the absence or reduction of a takeover premium in the trading price.

As a controlled company, we are exempt from certain NASDAQ corporate governance requirements.
The Company’s common stock is currently listed on the NASDAQ Global Select Market. The NASDAQ generally requires a majority of directors to be independent and requires independent director oversight over the nominating and executive compensation functions. However, under the rules applicable to the NASDAQ, if another company owns more than 50% of the voting power of a listed company, that company is considered a “controlled company” and exempt from rules relating to independence of the board of directors and the compensation and nominating committees. The Company is a controlled company because NAFH beneficially owns more than 50% of the Company’s outstanding voting stock. Accordingly, the Company is exempt from certain corporate governance requirements and its shareholders may not have all the protections that these rules are intended to provide.
We may choose to voluntarily delist our common stock from NASDAQ or cease to be a reporting issuer under SEC rules.
We may choose to, or our majority shareholder NAFH may cause us to, voluntarily delist from the NASDAQ Global Select Market. If we were to delist from NASDAQ, we may or may not list ourselves on another exchange, and may or may not be required to continue to file periodic and current reports and other information as a reporting issuer under SEC rules. A delisting of our common stock could negatively impact shareholders by reducing the liquidity and market price of our common stock, reducing information available about the Company on an ongoing basis and potentially reducing the number of investors willing to hold or acquire our common stock. In addition, if we were to delist from NASDAQ, we would no longer be subject to any of the corporate governance rules applicable to NASDAQ listed companies. See also “—As a controlled company, we are exempt from certain NASDAQ corporate governance requirements.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
As previously reported on the Company’s Current Report on Form 8-K filed on September 7, 2011, on September 7, 2011 and during the three months ended September 30, 2011, the Company completed the issuance and sale to NAFH of 119,900,000 shares of the Company’s common stock for aggregate consideration of $217,019,000. This issuance and sale was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act.
There were no repurchases (both open market and private transactions) during the three months ended September 30, 2011 of any of the Company’s securities registered under Section 12 of the Exchange Act, by or on behalf of the Company, or any affiliated purchaser of the Company.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None

Item 6.	Exhibits
See Exhibit Index immediately following the signature page hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Bankshares, Inc. Registrant
Date: November 14, 2011	By:	/s/ Christopher G. Marshall
Christopher G. Marshall
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

2.1		Agreement and Plan of Merger of GreenBank with and into Capital Bank, National Association by and between GreenBank and Capital Bank, National Association, dated as of September 7, 2011. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the Company on September 7, 2011) (Exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit will be furnished supplementally to the Securities and Exchange Commission upon request).

31.1		Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2		Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1		Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	*	XBRL Instance Document

Exhibit 101.SCH	*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.