Form 10-K
period 2011-12-31
GREEN BANKSHARES, INC.
filed 2012-04-10
CIK 764402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 0-14289

GREEN BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1222567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 North Main Street, Greeneville, Tennessee	37743-4992
(Address of principle executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (423) 639-5111

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each Exchange on which Registered
Common Stock - $.01 par value	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $32 million. The market value calculation was determined using the closing sale price of the registrant’s common stock on June 30, 2011, as reported on the Nasdaq Global Select Market. For purposes of this calculation, the term “affiliate” refers to all directors, executive officers and 10% shareholders of the registrant. As of the close of business on April 5, 2012, 133,160,384 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of Proxy Statement for 2012 Annual Meeting of Shareholders. (Part III)

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described under the caption “Risk Factors” and elsewhere in this document, including the appendices hereto.

Any or all of our forward-looking statements in this document may turn out to be inaccurate. The inclusion of this forward-looking information should not be regarded as a representation by the Company or any other person that the future plans, estimates or expectations contemplated by the Company will be achieved. The Company based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements including, but not limited to, statements regarding:

•	changes in general economic and financial market conditions;

•	changes in the regulatory environment;

•	economic conditions generally and in the financial services industry;

•	changes in the economy affecting real estate values;

•	our ability to achieve loan and deposit growth;

•	the completion of the proposed merger with our controlling shareholder, Capital Bank Financial Corp.;

•	the completion of our future acquisitions or business combinations and our ability to integrate the acquired business into our business model;

•	projected population and income growth in our targeted market areas; and

•	volatility and direction of market interest rates and a weakening of the economy which could materially impact credit quality trends and the ability to generate loans.

All forward-looking statements are necessarily only estimates of future results, and actual results may differ materially from expectations. You are, therefore, cautioned not to place undue reliance on such statements which should be read in conjunction with the other cautionary statements that are included elsewhere in this document. In particular, you should consider the numerous risks described in the “Risk Factors” section of this document. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. You should, however, review the risk factors we describe in the reports we will file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this report.

ITEM 1.	BUSINESS.

As used in this document, the terms “we,” “us,” “our,” “Green Bankshares,” and “Company” mean Green Bankshares, Inc. and its subsidiaries (unless the context indicates another meaning).

The Company

Green Bankshares is a bank holding company incorporated in 1985 and headquartered in Greeneville, Tennessee. Prior to September 7, 2011, Green Bankshares conducted its business primarily through its wholly-owned subsidiary, GreenBank (together with its predecessor entities prior to, and successor entities following the Bank Merger (as defined below), the “Bank”). As described in additional detail in Note 3, on September 7, 2011 (the “Merger Date”), the Bank merged (the “Bank Merger”) with and into Capital Bank, National Association (“Capital Bank, NA”), a subsidiary of our majority shareholder, Capital Bank Financial Corp. (“CBF”), in an all-stock transaction, with Capital Bank, NA as the surviving entity. Green Bankshares’ approximately 34% ownership interest in Capital Bank, NA is recorded as an equity-method investment in that entity. In addition, five of the seven directors of Green Bankshares, and the Company’s Chief Executive Officer, Chief Financial Officer and Chief Risk Officer are affiliated with CBF. Through our branches, we offer a wide range of commercial and consumer loans and deposits, as well as ancillary financial services.

Unless otherwise specified, this report describes Green Bankshares, Inc. and its subsidiaries including GreenBank through the Merger Date, and subsequent to that date, includes only Green Bankshares, Inc, and its equity method investment in Capital Bank, NA.

CBF Investment

On September 7, 2011, (the “Transaction Date”) the Company completed the issuance and sale to CBF of 119.9 million shares of Common Stock to CBF for aggregate consideration of $217,019,000 less $750 thousand of CBF’s expenses which were reimbursed by the Company.

The consideration was comprised of approximately $147.6 million in cash and approximately $68.7 million in the form of a contribution to the Company of all 72,278 outstanding shares of Series A Preferred Stock previously issued to the United States Department of the Treasury under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s Common Stock, which CBF purchased directly from the Treasury. The Series A Preferred Stock and the related warrant were retired on September 7, 2011 and are no longer outstanding. In connection with the CBF Investment, each Company shareholder as of September 6, 2011 received on contingent value right per share (“CVR”) that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of GreenBank’s then existing loan portfolio as of May 5, 2011.

As a result of the CBF Investment, CBF owns approximately 90% of the issued and outstanding voting power of the Company. Upon the completion of the Investment, R. Eugene Taylor (Chairman), Christopher G. Marshall, Peter N. Foss, William A. Hodges and R. Bruce Singletary were named to board of directors of the Company (the “Company Board”). Ms. Martha M. Bachman and Dr. Samuel E. Lynch, existing members of the Company Board, remained as such following the closing of the Investment. All other members of the Company Board resigned effective September 7, 2011.

Because of the controlling proportion of voting securities in the Company acquired by CBF, the CBF Investment is considered an acquisition for accounting purposes and requires the application and push down of the acquisition method of accounting. The accounting guidance for acquisition accounting requires that the assets acquired and liabilities assumed be recorded at their respective fair values as of the acquisition date. Any purchase price in excess of the net assets acquired is recorded as goodwill.

The most significant fair value adjustments resulting from the application of the acquisition method of accounting were made to loans. Accounting guidance requires that all loans held by the Company on the Transaction Date be recorded at their fair value. The fair value of these acquired loans takes into account both the differences in loan interest rates and market rates and any deterioration in their credit quality. Because concerns about the probability of receiving the full amount of the contractual payments from the borrowers was considered in estimating the fair value of the loans, stating the loans at their fair value results in no allowance for loan loss being provided for these loans as of the Transaction Date. As of September 7, 2011, certain loans had evidence of credit deterioration since origination, and it was probable that not all contractually required principal and interest payments would be collected. Such loans identified at the time of the acquisition were accounted for using the measurement provision for purchased credit-impaired (“PCI”) loans, according to the FASB Accounting Standards Codification (“ASC”) 310-30. The special accounting for PCI loans not only requires that they are recorded at fair value at the date of acquisition and that any related allowance for loan and lease losses is not permitted to be carried forward past the Transaction Date, but it also governs how interest income will be recognized on these loans and how any further deterioration in credit quality after the Transaction Date will be recognized and reported.

As a result of the adjustments required by the acquisition method of accounting, the Company’s balance sheet and results of operations from periods prior to the Transaction Date are labeled as Predecessor Company amounts and are not comparable to balances and results of operations from periods subsequent to the Transaction Date, which are labeled as Successor Company. The lack of comparability arises from the assets and liabilities having new accounting bases as a result of recording them at their fair values as of the Transaction Date rather than at their historical cost basis. As a result of the change in accounting bases, items of income and expense such as the rate of interest income and expense as well as depreciation and rental expense will change. In general, these changes in income and expense relate to the amortization of premiums or accretion of discounts to arrive at contractual amounts due. To call attention to this lack of comparability, the Company has placed a black line between the Successor Company and Predecessor Company columns in the Consolidated Financial Statements and in the tables in the notes to the statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GreenBank Merger with Capital Bank, NA

On September 7, 2011, GreenBank, which was formerly a wholly-owned subsidiary of the Company, merged with and into Capital Bank, NA, a national banking association and subsidiary of TIB Financial Corp. (the “TIB Financial”), a corporation organized under the laws of the State of Florida, Capital Bank Corporation, a corporation organized under the laws of the state of North Carolina (“Capital Bank Corp.”) and CBF, with Capital Bank, NA as the surviving entity. CBF is the owner of approximately 90% of the Company’s common stock, approximately 83% of Capital Bank Corp’s common stock and approximately 94% of TIB Financial’s common stock. TIB Bank, the former wholly-owned banking subsidiary of TIB Financial, merged with and into Capital Bank, NA (formerly known as NAFH National Bank) on April 29, 2011. Capital Bank, the former wholly-owned banking subsidiary of Capital Bank Corp. merged with and into Capital Bank, NA (formerly known as NAFH National Bank) on June 30, 2011.

At December 31, 2011, the Company’s net investment of $315.3 million in Capital Bank, NA, was recorded in the Consolidated Balance Sheet as “Equity method investment in Capital Bank, NA” which represented the Company’s pro rata ownership of Capital Bank, NA’s total shareholders’ equity. In periods subsequent to the Merger Date, the Company has and will adjust this equity investment balance based on its equity in Capital Bank, NA’s net income and comprehensive income. In connection with the Bank Merger, assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet resulting in a significant decrease in the total assets and total liabilities of the Company in the third quarter of 2011. Accordingly, as of December 31, 2011, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet and subsequent to the Merger Date, interest expense is the result of the outstanding trust preferred securities issued by the Company.

Capital Bank, NA was formed in connection with the July 16, 2010 purchase and assumption of assets and deposits and other liabilities of three banks (collectively, the “FDIC Banks”) – Metro Bank of Dade County (Miami, Florida), Turnberry Bank (Aventura, Florida) and First National Bank of the South (Spartanburg, South Carolina) (collectively, the “Failed Banks”) – from the Federal Deposit Insurance Corporation (the “FDIC”) and is a party to loss sharing agreements with the FDIC covering the large majority of the loans it acquired from the FDIC. As of December 31, 2011, following the mergers of TIB Bank, Capital Bank and GreenBank, as discussed above, Capital Bank, NA had total assets of $6.5 billion, total deposits of $5.1 billion and shareholders’ equity of $939.8 million. As of December 31, 2011, following the mergers of TIB Bank, Capital Bank and GreenBank as discussed above, Capital Bank, NA operated 143 branches in Florida, North Carolina, South Carolina, Tennessee and Virginia.

Potential Merger of Green Bankshares and Capital Bank Financial Corp.

On September 8, 2011, CBF’s Board of Directors approved and adopted a plan of merger which provides for the merger of Green Bankshares, Inc. with and into CBF, with CBF continuing as the surviving entity (the “Merger”). In the merger, each share of Green Bankshares, Inc. common stock issued and outstanding immediately prior to the completion of the merger, except for certain shares held by CBF or Green Bankshares, Inc., will be converted into the right to receive .0915 of a share of CBF Class A common stock. No fractional share of Class A common stock will be issued in connection with the merger, and holders of Green Bankshares, Inc. common stock will be entitled to receive cash in lieu thereof. Since CBF currently owns more than 90% of the common stock of Green Bankshares, Inc., under Delaware and Tennessee law, no vote of our stockholders is required to complete the merger. CBF will determine when and if the merger will ultimately take place.

Consent Order

During the third quarter of 2011, the FDIC and the Tennessee Department of Financial Institutions (“TDFI”) issued a consent order against the Bank aimed at strengthening the Bank’s operations and its financial condition. The order’s provisions included requirements similar to those that the Bank has already informally committed to comply with, including requirements to maintain the Bank’s capital ratios above those levels required to be considered “well-capitalized” under federal banking regulations. The Consent Order terminated on September 7, 2011 when GreenBank was merged with and into Capital Bank, NA.

Capital Bank’s Business Strategy

Our business strategy is to build a mid-sized regional bank by operating, integrating and growing our existing operations as well as to acquire other banks, including failed, underperforming and undercapitalized banks and other complementary assets. We believe recent and continuing dislocations in the southeastern U.S. banking industry have created an opportunity for us to create a mid-sized regional bank that will be able to realize greater economies of scale compared to smaller community banks while still providing more personalized, local service than larger-sized banks.

Operating Strategy

Our operating strategy emphasizes relationship banking focused on commercial and consumer lending and deposit gathering. We have organized operations under a line of business operating model, under which we have appointed experienced bankers to oversee loan and deposit production in each of our markets, while centralizing credit, finance, technology and operations functions. Our management team possesses significant executive-level leadership experience at Fortune 500 financial services companies, and we believe this experience is an important advantage in executing this regional, more focused, bank business model.

Organic Loan and Deposit Growth

The primary components of our operating strategy are to originate high-quality loans and low-cost customer deposits. Our executive management team has developed a hands-on operating culture focused on performance and accountability, with frequent and detailed oversight by executive management of key performance indicators. We have implemented a sales management system for our branches that is focused on growing loans and core deposits in each of our markets. We believe that this system holds loan officers and branch managers accountable for achieving loan production goals, which are subject to the conservative credit standards and disciplined underwriting practices that we have implemented as well as compliance, profitability and other standards that we monitor. We also believe that accountability is crucial to our results. Our executive management monitors production, credit quality and profitability measures on a quarterly, monthly, weekly and, in some cases, daily basis and provides ongoing feedback to our business unit leaders. During 2011, we originated $728.4 million of new commercial and consumer loans. During this period, the Bank we also grew its core deposits by $265.4 million (or 29.3%) annualized growth) excluding the initial increase in deposits resulting from CBF’s acquisitions of Capital Bank Corp. and Green Bankshares, Inc.

The current market conditions have forced many banks to focus internally, which we believe creates an opportunity for organic growth by strongly capitalized banks such as ourselves. We seek to grow our loan portfolio by offering personalized customer service, local market knowledge and a long-term perspective. We have selectively hired experienced loan officers with local market knowledge and existing client relationships. Additionally, our executive management team takes an active role in soliciting, developing and maintaining client relationships.

Efficiency and Cost Savings

Another key element of our strategy is to operate efficiently by carefully managing our cost structure and taking advantage of economies of scale afforded by our acquisitions to control operating costs. We have been able to reduce headcount by consolidating duplicative operations of the acquired banks and streamlining management. In addition, we expect to recognize additional cost savings now that we have fully integrated Green Bankshares, Inc., with the rest of CBF’s business. We plan to further improve efficiency by boosting the productivity of our sales force through our focus on accountability and employee incentives and through selective hiring of experienced loan officers with existing books of business.

To evaluate and control operating costs, we monitor certain performance metrics including our efficiency ratio, which equals total non-interest expenses divided by net revenues (net interest income plus non-interest income). Our efficiency ratio has been and is expected to continue to be significantly impacted by certain costs that follow acquisitions of financial institutions. Capital Bank’s efficiency ratio for 2011 was 69.6%, which was impacted by $7.6 million of conversion expenses due to integration of the acquired banks. Excluding the impact of these items, Capital Bank’s adjusted efficiency ratio for 2011 was 66.6%. The adjusted efficiency ratio is a non-GAAP measure which we believe provides investors with information useful in understanding our business and our operating efficiency. Comparison of our adjusted efficiency ratio with those of other companies may not be possible because other companies may calculate the adjusted efficiency ratio differently. The adjusted efficiency ratio, which equals adjusted non-interest expense (non-interest expense less conversion expense) divided by net revenues (net interest income plus non-interest income), for the twelve months ended December 31, 2011 is as follows:

Capital Bank, NA	Efficiency Ratio for the Twelve Months Ended December 31, 2011
(Dollars in thousands)	Non-adjusted	Adjusted
Non-interest expense	$163,710	$163,710
Less: Conversion expense	—	(7,620)

Non-interest expense, adjusted	$163,710	$156,090

Net interest income	$193,598	$193,598
Non-interest income	40,660	40,660

Net Revenue	$234,258	$234,258

Efficiency Ratio	69.9%	66.6%

Capital Bank’s Acquisition and Integration Strategy

Acquisition and Integration Strategy

We seek acquisition opportunities consistent with our business strategy that we believe will produce attractive returns for our stockholders. We plan to pursue acquisitions that position us in southeastern U.S. markets with attractive demographics and business growth trends, expand our branch network in existing markets, increase our earnings power or enhance our suite of products. Our future acquisitions may include distressed assets sold by the FDIC or another seller where our operations, underwriting and servicing capabilities or management experience give us an advantage in evaluating and resolving the assets.

Our acquisition process begins with detailed research of target institutions and the markets they serve. We then draw on our management team’s extensive experience and network of industry contacts in the southeastern region of the United States. Our research and analytics team, led by our Chief of Investment Analytics and Research, maintains lists of priority targets for each of our markets. The team analyzes financial, accounting, tax, regulatory, demographic, transaction structures and competitive considerations for each target and prepares acquisition projections for review by our executive management team and Board of Directors.

As part of our diligence process in connection with potential acquisitions, we undertake a detailed portfolio- and loan-level analysis conducted by a team of experienced credit analysts led by our Chief Risk Officer. In addition, our executive management team engages the target management teams in active dialogue and personally conducts extensive on-site diligence at target branches.

Our executive management team has demonstrated success not only in acquiring financial institutions and combining them onto a common platform, but also in managing the integration of those financial institutions. Our management team develops integration plans prior to the closing of a given transaction that allows us to (1) reorganize the acquired institution’s management team under our line of business model immediately after closing; (2) implement our credit, risk and interest rate risk management, liquidity and compliance and governance policies and procedures; and (3) integrate our target’s technology and processing systems rapidly. Using our procedures, we have already integrated credit and operational policies across each of our acquisitions. We reorganized the management of the Failed Banks within three months of closing, and we merged their core processing systems with TIB Financial’s platform within six months. We also fully integrated legacy Capital Bank in July 2011 and GreenBank in February 2012.

Sound Risk Management

Sound risk management is an important element of our commercial/retail bank business model and is overseen by our Chief Risk Officer, Bruce Singletary, who has over 19 years of experience managing credit risk. Our credit risk policy, which has been implemented across our organization, establishes prudent underwriting guidelines, limits portfolio concentrations by geography and loan type and incorporates an independent loan review function. Mr. Singletary has created a special assets division with 35 employees to work out or dispose of legacy problem assets using a detailed process taking into account a borrower’s repayment capacity, available guarantees, collateral value, interest accrual and other factors. We believe our risk management policies establish conservative regulatory capital ratios, robust liquidity (including contingency planning), limitations on wholesale funding (including brokered CDs, holding company debt and advances from the FHLB), and restrictions on interest rate risk.

Our Competitive Strengths

•	Experienced and Respected Management Team with a Successful Track Record. Members of our executive management team and Board of Directors have served in executive leadership roles at Fortune 500 financial services companies, including Bank of America, Fifth Third Bancorp and Morgan Stanley. The executive management team has extensive experience overseeing commercial and consumer banking, mergers and acquisitions, systems integrations, technology, operations, credit and regulatory compliance. Many members of our executive management team are from the southeastern region of the United States and have an extensive network of contacts with banking executives, existing and potential customers, and business and civic leaders throughout the region. We believe our executive management team’s reputation and track record give us an advantage in negotiating acquisitions and hiring and retaining experienced bankers.

•	Growth-Oriented Business Model. Our executive management team seeks to foster a strong sales culture with a focus on developing key client relationships, including direct participation in sales calls, and through regular reporting and accountability while emphasizing risk management. Our executive management and line of business executives monitor performance on a quarterly, monthly, weekly and in some cases daily basis, and our compensation plans reward core deposit and responsible commercial loan growth, subject to credit quality, compliance and profitability standards. We have an integrated, scalable core processing platform and centralized credit, finance and technology operations that we believe will support future growth. Our business model contributed to the Bank’s $728.4 million of commercial and consumer loan originations and $265.4 million in total deposit growth for 2011, excluding the initial increase in deposits resulting CBF’s acquisitions of Capital Bank Corporation and Green Bankshares, Inc.

•	Highly Skilled and Disciplined Acquirer. CBF has executed six acquisitions in just 14 months. CBF integrated its first four investments into a common core processing platform within six months, integrated the fifth in July 2011 and the sixth in February 2012. We believe our track record of completing and integrating transactions quickly has helped us negotiate transactions on more economically favorable terms. CBF has conducted due diligence on more than 82 financial institutions, many of which its diligence process indicated would not meet its strategic objectives.

•	Reduced-Risk Legacy Portfolio. Our acquired loan portfolios have been marked-to-market with the application of the acquisition method of accounting, meaning that the carrying value of these assets at the time of their acquisitions reflected our estimate of lifetime credit losses. In addition, as of December 31, 2011, approximately 13% of our loan portfolio was covered by the loss sharing agreements we entered into with the FDIC, resulting in limited credit risk exposure for these assets.

•	Excess Capital and Liquidity. As a result of its private placements and the disciplined deployment of capital, CBF has ample capital with which to make acquisitions. As of December 31, 2011, CBF had a 13.2% tangible common equity ratio (which is a non-GAAP measure used by certain regulators, financial analysts and others to measure core capital strength) and a 12.6% Tier 1 leverage ratio, which provides CBF with $165.9 million in excess capital relative to the 10% Tier 1 leverage standard required under Capital Bank’s operating agreement with the OCC. As of December 31, 2011, Capital Bank had a 10.4% Tier 1 leverage ratio, a 15.7% Tier 1 risk-based ratio and a 16.7% total risk-based capital ratio. As of December 31, 2011, Capital Bank had cash and securities equal to 21.6% of total assets, representing $427.3 million of liquidity in excess of our target of 15%, which provides ample liquidity to support our existing banking franchises. Further, our investment portfolio consists primarily of U.S. agency-guaranteed mortgage-backed securities, which have limited credit or liquidity risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of the use of the tangible common equity ratio in our business and the reconciliation of tangible common equity ratio.

•	Scalable Back-Office Systems. All of CBF’s acquired institutions operate on a single information processing system. Our systems are designed to accommodate all of our projected future growth and allow us to offer our customers virtually all of the services currently offered by the nation’s largest financial institutions, including state-of-the-art online banking. Enhancements made to our systems are included to improve our commercial and consumer loan origination, electronic banking and direct response marketing processes, as well as enhance cash management, streamlined reporting, reconciliation support and sales support.

Our Market Area

We view our market area as the southeastern region of the United States. Our six acquisitions have established a footprint defined by the Miami-Raleigh-Nashville triangle, which includes the Carolinas, Southwest Florida (Naples) and Southeast Florida (Miami-Dade and the Keys). These markets include a combination of large and fast-growing metropolitan areas that we believe will offer us opportunities for organic loan and deposit growth. Approximately 47% of our current branches are located in our target MSAs.

Products and Services

Banking Services by Business Line

Capital Bank has integrated each of CBF’s six acquisitions under a single line of business operating model. Under this model, we have appointed experienced bankers to oversee loan and deposit growth in each of our markets, while we have centralized other functions, including credit, finance, operations, marketing, human resources and information technology.

The Commercial Bank

Our commercial bank business consists of teams of commercial loan officers operating under the leadership of commercial banking executives in Florida the Carolinas and Tennessee markets. The commercial banking executives are responsible for production goals for loans, deposits and fees. They work with senior credit officers to ensure that loan production is consistent with our loan policies and with financial officers to ensure that loan pricing is consistent with our profitability goals. We focus our commercial bank business on loan originations for established small and middle-market businesses with whom we develop personal relationships that we believe give us a competitive advantage and differentiates us from larger banking institutions. In addition, our commercial lending teams coordinate with personnel in our consumer bank business to provide personal loans and other services to the owners and managers and employees of the bank’s commercial clients. At December 31, 2011, commercial loans totaled $2.9 billion (or 67.0% of our total loan portfolio). Commercial underwriting is driven by cash flow analysis supported by collateral analysis and review. Our commercial lending teams offer a wide range of commercial loan products, including:

•	owner occupied commercial real estate construction and term loans;

•	working capital loans and lines of credit;

•	demand, term and time loans; and

•	equipment, inventory and accounts receivable financing.

During 2011, Capital Bank originated $561.8 million of new commercial loans. Our commercial lending teams also seek to gather low-cost deposits from commercial customers in connection with extending credit. In addition to business demand, savings and money market accounts, we also provide specialized cash management services and deposit products.

The Consumer Bank

Our consumer bank business consists of Capital Bank’s retail banking branches and associated businesses. Similar to our commercial bank business, we have organized the consumer bank by geographical market, with divisions consisting of our Florida, Carolina and Tennessee branches. Each division reports to a consumer banking executive responsible for achieving core deposit and consumer loan growth goals. Pricing of our deposit products is reviewed and approved by our asset-liability committee and the standards for consumer loan credit quality are documented in our loan policy and reviewed by our credit executives.

We seek to differentiate our consumer bank business from competitors through the personalized service offered by our branch managers, customer service representatives, tellers and other staff. We offer various services to meet the needs of our customers, including checking, savings and money market accounts, certificates of deposit and debit and credit cards. Our products are designed to foster relationships by rewarding our best customers for desirable activities such as debit card transactions, e-statements and direct deposit. In addition to traditional products and services, we offer competitive technology in Internet banking services, which we plan to further upgrade in order to keep pace with technological improvements. Consumer loan products we offer include:

•	home equity lines of credit;

•	residential first lien mortgages;

•	second lien mortgages;

•	new and used auto loans;

•	new and used boat loans;

•	overdraft protection; and

•	unsecured personal credit lines.

Branch managers and their staff are charged with growing core deposits with a special focus on new demand deposit accounts and expected to conduct outbound telephone campaigns, generate qualified referrals, collaborate with business partners in the commercial lending teams and evaluate, and make informed decisions with respect to, existing and prospective customers. In 2011, the Bank generated organic core deposit growth of $265.4 million (or 29.3% annualized growth) excluding the initial increase in deposits resulting from the acquisitions of Capital Bank Corporation and Green Bankshares, Inc. As of December 31, 2011, consumer loans totaled $1.4 billion. During 2011, the Bank originated $166.6 million of new consumer loans.

Ancillary Fee-Based Businesses

Mortgage Banking

Through our newly established mortgage banking business, we aim to originate high-quality loans for customers who are willing to establish a deposit relationship with us. The mortgage loans in our portfolio that do not meet this criteria are sold in to the secondary market to buyers, such as Fannie Mae and Freddie Mac, and provide an additional source of fee income. Our mortgage banking capabilities include conventional and nonconforming mortgage underwriting and construction and permanent financing.

Private Banking, Trust and Investment Management

We offer private banking and wealth management services to affluent clients, business owners and retirees, building new relationships and expanding existing relationships to grow deposits, loans and fiduciary and investment management fee income. Through private banking, we offer deposit products, commercial and consumer loans, including mortgage financing, and investment accounts providing access to a wide range of mutual funds, annuities and other financial products, as well as access to our affiliate, Naples Capital Advisors, which is a registered investment advisor with approximately $102 million in assets under management as of December 31, 2011.

Lending Activities

We originate a variety of loans, including loans secured by real estate, loans for construction, loans for commercial purposes, loans to individuals for personal and household purposes, loans to municipalities and loans for new and used cars. A significant portion of our loan portfolio is related to real estate. As of December 31, 2011, loans related to real estate totaled $3.7 billion (or 86% of our total loan portfolio). The economic trends in the regions we serve are influenced by the industries within those regions. Consistent with our emphasis on being a community-oriented financial institution, most of our lending activity is with customers located in and around counties in which we have banking offices. As of December 31, 2011, our owner occupied commercial real estate loans, non-owner occupied commercial real estate loans, residential mortgage loans and commercial and industrial loans represented 21%, 21%, 19% and 11%, respectively, of our $4.3 billion loan portfolio.

We use a centralized risk management process to ensure uniform credit underwriting that adheres to our loan policies as approved annually by the CBF Board of Directors. Lending policies are reviewed on a regular basis to confirm that we are prudent in setting underwriting criteria. Credit risk is managed through a number of methods, including a loan approval process that establishes consistent procedures for the processing and approval of loan requests, risk grading of all commercial loans and certain consumer loans and coding of all loans by purpose, class and collateral type. We seek to focus on underwriting loans that enhance a balanced, diversified portfolio. Management analyzes our commercial real estate concentrations by market and region on a regular basis in an attempt to prevent overexposure to any one type of commercial real estate loan and incorporates third-party real estate and market analysis to monitor market conditions. As of December 31, 2011, the carrying value of our commercial real estate loans in North Carolina, South Carolina, Florida, Tennessee and Virginia totaled $699.2 million, $303.6 million, $794.4 million, $596.0 million and $15.8 million, respectively. At December 31, 2011, commercial real estate loans in all regions totaled $2.4 billion (21% of which was owner occupied commercial real estate). We have recently tightened underwriting and pricing standards for indirect auto and residential mortgage lending and de-emphasized originations of commercial real estate mortgages.

We believe that early detection of potential credit problems through regular contact with our clients, coupled with consistent reviews of the borrowers’ financial condition, are important factors in overall credit risk management. Our approach to proactively manage credit quality is to aggressively work with customers for whom a problem loan has been identified and assist in resolving issues before a default occurs.

A key component of our growth strategy is to grow our loan portfolio by originating high-quality commercial and consumer loans, other than non-owner occupied real estate loans, that comply with our conservative credit policies and that produce revenues consistent with our financial objectives. From December 31, 2010 to December 31, 2011, the Bank’s loan portfolio grew organically by $107.9 million (or 6.2%

annualized growth), excluding the initial increase in deposits resulting from the acquisitions of Capital Bank Corporation and Green Bankshares, Inc., with $728.4 million in new originations partially offset by pay-downs, dispositions and charge-offs. Additionally, we are working to reduce excessive concentrations in commercial real estate, which characterized our acquisitions’ legacy portfolios, in order to achieve a more diversified portfolio. It is our long-term goal to reduce the commercial real estate concentration to approximately 20% of our total loan portfolio.

In addition, we operate an indirect auto lending business which originates loans for new and used cars through relationships with dealers in Southwest Florida, Southeast Florida, the Florida Keys and Tennessee. Loans are approved subject to review of FICO credit scores, vehicle age, and loan-to-value. We are in the process of implementing an expert scoring model which will include additional proprietary underwriting factors. We set pricing for loans based on credit score, vehicle age, and loan term. As of December 31, 2011, we had $87.2 million of indirect auto loans.

Deposits

Deposits are the primary source of funds for lending and investing activities and their cost is the largest category of interest expense. Deposits are attracted principally from clients within our branch network through the offering of a wide selection of deposit instruments to individuals and businesses, including non-interest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market deposit accounts, certificates of deposit and individual retirement accounts. We are focused on reducing our reliance on high-cost certificates of deposit as a source of funds with low-cost deposit accounts. Deposit account terms vary with respect to the minimum balance required, the time period the funds must remain on deposit and service charge schedules. Interest rates paid on specific deposit types are determined based on (1) the interest rates offered by competitors, (2) the anticipated amount and timing of funding needs, (3) the availability and cost of alternative sources of funding and (4) the anticipated future economic conditions and interest rates. Client deposits are attractive sources of funding because of their stability and relatively low cost. Deposits are regarded as an important part of the overall client relationship and provide opportunities to cross-sell other services. In addition, we gather a portion of our deposit base through brokered deposits. At December 31, 2011, total deposits were $5.1 billion of which $5.0 billion (or 97%) were non-brokered deposits and $143.1 million (or 3%) were brokered deposits. At December 31, 2011, our core deposits (total deposits less time deposits) consisted of $683.3 million of non-interest checking accounts, $1.1 billion of negotiable order of withdrawal accounts, $296.4 million of savings accounts and $868.4 million of money market deposits. For the foreseeable future, we remain focused on retaining and growing a strong deposit base and transitioning certain of our customers to low-cost banking services as high-cost funding sources, such as high-interest certificates of deposit, mature.

Investing Activities

Investment securities represent a significant portion of Capital Bank, NA’s assets. The Bank invests in securities as allowable under bank regulations. These securities include obligations of the U.S. Treasury, U.S. government agencies, U.S. government-sponsored entities, including mortgage-backed securities, bank eligible obligations of any state or political subdivision, privately-issued mortgage-backed securities, bank eligible corporate obligations, mutual funds and limited types of equity securities. Our investment activities are governed internally by a written, Board-approved policy. The investment policy is carried out by the Bank’s Asset-Liability Committee (“ALCO”), which meets regularly to review the economic environment and establish investment strategies.

Investment strategies are reviewed by ALCO based on the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and the overall interest rate sensitivity of the Bank. In general, the investment portfolio is managed in a manner appropriate to the attainment of the following goals: (i) to provide a sufficient margin of liquid assets to meet unanticipated deposit and loan fluctuations and overall funds management objectives; (ii) to provide eligible securities to secure public funds and other borrowings; and (iii) to earn the maximum return on funds invested that is commensurate with meeting the requirements of (i) and (ii).

Marketing

Our marketing activities support all of our products and services described above. Historically, most of our marketing efforts have supported our real estate mortgage, commercial and retail banking businesses. Our marketing strategy aims to:

•	capitalize on our personal relationship approach, which we believe differentiates us from our larger competitors in both the commercial and residential mortgage lending businesses;

•	meet our growth objectives based on current economic and market conditions;

•	attract core deposits held in checking, savings, money market and certificate of deposit accounts;

•	provide customers with access to our local executives;

•	appeal to customers in our region who value quality banking products and personal service;

•	pursue commercial and industrial lending opportunities with small to mid-sized businesses that are underserved by our larger competitors;

•	cross-sell our products and services to our existing customers to leverage our relationships, grow fee income and enhance profitability;

•	utilize existing industry relationships cultivated by our senior management team; and

•	adhere to safe and sound credit standards.

We use a variety of targeted marketing media including the Internet, print, direct mail and financial newsletters. Our online marketing activities include paid advertising, as well as cross-sale marketing through our website and Internet banking services. We believe our marketing strategy will enable us to take advantage of lower average customer acquisition costs, build valuable brand awareness and lower our funding costs.

Information Technology Systems

We have made and continue to make investments in our information technology systems for our banking and lending operations and cash management activities. We seek to integrate our acquisitions quickly and successfully and believe this is a necessary investment in order to enhance our capabilities to offer new products and overall customer experience and to provide scale for future growth and acquisitions. Our enhancements are tailored to improve our commercial and consumer loan origination, electronic banking and direct response marketing processes, as well as enhance cash management, streamlined reporting, reconciliation support and sales support. We work closely with certain third-party service providers to which we outsource certain of our systems and infrastructure. We use the Jack Henry SilverLake System as our banking platform and believe that the scalability of our infrastructure will support our growth strategy and that this platform will support our growth needs.

Competition

The financial services industry in general and our primary markets of South Florida, Tennessee and the Carolinas are highly competitive. We compete actively with national, regional and local financial services providers, including banks, thrifts, credit unions, mortgage bankers and finance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon us. Our largest competitors include Bank of America, Wells Fargo, BB&T, First Citizens, Royal Bank of Canada, SunTrust, Regions, FNB United Corp., Toronto-Dominion, Synovus, First Financial, SCBT, JPMorgan Chase, Citigroup, EverBank, Fifth Third Bancorp, First Horizon, Pinnacle Financial, First South and U.S. Bancorp.

Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The primary factors driving commercial and consumer competition for loans and deposits are interest rates, the fees charged, customer service levels and the range of products and services offered. In addition, other competitive factors include the location and hours of our branches and customer service.

Employees

At December 31, 2011, Capital Bank had over 1,375 full-time employees and 165 part-time employees. None of our employees are parties to a collective bargaining agreement. We consider our relationship with our employees to be adequate.

Facilities and Real Estate

Capital Bank currently leases approximately 263,000 square feet of office and operations space in North Carolina, Florida and South Carolina. We operate 35 branches in Florida, 31 in North Carolina, 13 in South Carolina, 63 in Tennessee and one in Virginia. Of these branches, 42 were leased and the rest were owned. In addition, the Company owns approximately 110,000 and leases approximately 100,000 square feet of non-branch office space. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm’s-length bargaining.

Related Person Transactions

Certain of the directors and executive officers of Capital Bank, NA, members of their immediate families and entities with which they are involved are customers of and borrowers from the Bank. As of December 31, 2011, total loans outstanding to directors and executive officers of the Bank, and their associates as a group, equaled approximately $13.1 million. All outstanding loans and commitments included in such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time in comparable transactions with persons not related to the Bank, and did not involve more than the normal risk of collectability or present other unfavorable features.

Due to the Bank Merger, the Company reported no loans or deposits on its Consolidated Balance Sheet as of December 31, 2011.

SUPERVISION AND REGULATION

The U.S. banking industry is highly regulated under federal and state law. These regulations affect the operations of the Company and its subsidiaries. Investors should understand that the primary objectives of the U.S. bank regulatory regime are the protection of depositors and consumers and maintaining the stability of the U.S. financial system, and not the protection of stockholders.

As a bank holding company, we are subject to supervision and regulation by the Federal Reserve. Our national bank subsidiary (which will be our sole bank subsidiary following the reorganization) is subject to supervision and regulation by the OCC, the Consumer Financial Protection Bureau (which we refer to as the “CFPB”) and the FDIC. In addition, we expect that the additional businesses that we may invest in or acquire will be regulated by various state and/or federal regulators, including the OCC, the Federal Reserve, the CFPB and the FDIC.

The description below summarizes certain elements of the applicable bank regulatory framework. This description is not intended to describe all laws and regulations applicable to us and our subsidiaries. Banking statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies and changes in them, including changes in how they are interpreted or implemented, could have material effects on our business. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to us and our subsidiaries. These issuances also may affect the conduct of our business or impose additional regulatory obligations. The description is qualified in its entirety by reference to the full text of the statutes, regulations, policies, interpretive letters and other written guidance that are described.

Bank Holding Company Regulations

Any entity that acquires direct or indirect control of a bank must obtain prior approval of the Federal Reserve to become a bank holding company pursuant to the BHCA. As a bank holding company, we are subject to regulation under the BHCA and to examination, supervision and enforcement by the Federal Reserve. While subjecting us to supervision and regulation, we believe that being a bank holding company (as opposed to a non-controlling investor) broadens the investment opportunities available to us among public and private financial institutions, failing and distressed financial institutions, seized assets and deposits and FDIC auctions. Federal Reserve jurisdiction also extends to any company that is directly or indirectly controlled by a bank holding company, such as subsidiaries and other companies in which the bank holding company makes a controlling investment.

Statutes, regulations and policies could restrict our ability to diversify into other areas of financial services, acquire depository institutions and make distributions or pay dividends on our equity securities. They may also require us to provide financial support to any bank that we control, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of Capital Bank or other depository institutions we control. They may also limit the fees and prices Capital Bank charges for its consumer services.

Capital Bank, N.A. as a National Bank

Capital Bank is a national bank and is subject to supervision (including regular examination) by its primary banking regulator, the OCC. Retail operations of the bank are also subject to supervision and regulation by the CFPB. Capital Bank’s deposits are insured by the FDIC through the DIF up to applicable limits in the manner and extent provided by law. Capital Bank is subject to the Federal Deposit Insurance Act, as amended (which we refer to as the “FDI Act”), and FDIC regulations relating to deposit insurance and may also be subject to supervision by the FDIC under certain circumstances.

OCC Operating Agreement and FDIC Order

Capital Bank is subject to specific requirements pursuant to the OCC Operating Agreement, which it entered into with the OCC in connection with our acquisition of the Failed Banks. The OCC Operating Agreement requires, among other things, that Capital Bank maintain various financial and capital ratios and provide notice to, and obtain consent from, the OCC with respect to any additional failed bank acquisitions from the FDIC or the appointment of any new director or senior executive officer of Capital Bank.

Capital Bank (and, with respect to certain provisions, CBF) is also subject to the FDIC Order issued in connection with the FDIC’s approval of our applications for deposit insurance for the Failed Banks. The FDIC Order requires, among other things, that during the first three years following our acquisition of the Failed Banks, Capital Bank must obtain the FDIC’s approval before implementing certain compensation plans and submit updated business plans and reports of material deviations from those plans to the FDIC. Additionally, the FDIC Order requires that Capital Bank maintain Tier 1 common equity (a non-GAAP measure) to total assets of at least 10% during such three-year period and after such three-year period to remain “well capitalized.”

A failure by CBF or Capital Bank to comply with the requirements of the OCC Operating Agreement or the FDIC Order could subject CBF to regulatory sanctions; and failure to comply, or the objection, or imposition of additional conditions by the OCC or the FDIC, in connection with any materials or information submitted thereunder, could prevent CBF from executing its business strategy and negatively impact its business, financial condition, liquidity and results of operations. As of December 31, 2011, Capital Bank was in compliance with all of the material terms of the OCC Operating Agreement and FDIC Order.

Regulatory Notice and Approval Requirements for Acquisitions of Control

We must generally receive federal regulatory approval before we can acquire an institution or business. Specifically, a bank holding company must obtain prior approval of the Federal Reserve in connection with any acquisition that results in the bank holding company owning or controlling more than 5% of any class of voting securities of a bank or another bank holding company. In acting on such applications of approval, the Federal Reserve considers, among other factors: the effect of the acquisition on competition; the financial condition and future prospects of the applicant and the banks involved; the managerial resources of the applicant and the banks involved; the convenience and needs of the community, including the record of performance under the CRA; the effect of the acquisition on the stability of the United States banking or financial system; and the effectiveness of the applicant in combating money laundering activities. Our ability to make investments in depository institutions will depend on our ability to obtain approval of the Federal Reserve. The Federal Reserve could deny our application based on the above criteria or other considerations. We may also be required to sell branches as a condition to receiving regulatory approval, which may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

Federal and state laws impose additional notice, approval and ongoing regulatory requirements on any investor that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or bank holding company. These laws include the BHCA and the Change in Bank Control Act. Among other things, these laws require regulatory filings by an investor that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution.

Broad Supervision and Enforcement Powers

The Federal Reserve, the OCC and the FDIC have broad supervisory and enforcement authority with regard to bank holding companies and banks, including the power to conduct examinations and investigations, issue cease and desist orders, impose fines and other civil and criminal penalties, terminate deposit insurance and appoint a conservator or receiver. The CFPB similarly has broad regulatory supervision and enforcement authority with regard to consumer protection matters affecting us or our subsidiaries. Bank regulators regularly examine the operations of banks and bank holding companies. In addition, banks and bank holding companies are subject to periodic reporting and filing requirements.

Bank regulators have various remedies available if they determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of a banking organization’s operations are unsatisfactory. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any law or regulation. The regulators have the power to, among other things: enjoin “unsafe or unsound” practices, require affirmative actions to correct any violation or practice, issue administrative orders that can be judicially enforced, direct increases in capital, direct the sale of subsidiaries or other assets, limit dividends and distributions, restrict growth, assess civil monetary penalties, remove officers and directors and terminate deposit insurance.

Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations and supervisory agreements could subject the Company, its subsidiaries and their respective officers, directors and institution-affiliated parties to the remedies described above and other sanctions. In addition, the FDIC may terminate a bank’s depository insurance upon a finding that the bank’s financial condition is unsafe or unsound or that the bank has engaged in unsafe or unsound practices or has violated an applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency.

Interstate Banking

Interstate Banking for State and National Banks

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act (which we refer to as the “Riegle-Neal Act”), a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company’s initial entry into the state, more than 30% of such deposits in the state (or such lesser or greater amount set by the state). The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. The Dodd-Frank Act permits a national or state bank, with the approval of its regulator, to open a branch in any state if the law of the state in which the branch is located would permit the establishment of the branch if the bank were a bank chartered in that state. National banks may provide trust services in any state to the same extent as a trust company chartered by that state.

Limits on Transactions with Affiliates

Federal law restricts the amount and the terms of both credit and non-credit transactions between a bank and its nonbank affiliates. Transactions with any single affiliate may not exceed 10% of the capital stock and surplus of the bank.

Bank Holding Companies as a Source of Strength

Federal Reserve law requires that a bank holding company serve as a source of financial and managerial strength to each bank that it controls and, under appropriate circumstances, to commit resources to support each such controlled bank.

Under the prompt corrective action provisions, if a controlled bank is undercapitalized, then the regulators could require the bank holding company to guarantee the bank’s capital restoration plan. In addition, if the Federal Reserve believes that a bank holding company’s activities, assets or affiliates represent a significant risk to the financial safety, soundness or stability of a controlled bank, then the Federal Reserve could require the bank holding company to terminate the activities, liquidate the assets or divest the affiliates. The regulators may require these and other actions in support of controlled banks even if such actions are not in the best interests of the bank holding company or its stockholders. Because we are a bank holding company, we (and our consolidated assets) are viewed as a source of financial and managerial strength for any controlled depository institutions, such as Capital Bank.

The Dodd-Frank Act also directs federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as sources of financial strength for the institution. The term “source of financial strength” is defined under the Dodd-Frank Act as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress. The appropriate federal banking agency for such a depository institution may require reports from companies that control the insured depository institution to assess their abilities to serve as sources of strength and to enforce compliance with the source-of-strength requirements. The appropriate federal banking agency may also require a holding company to provide financial assistance to a bank with impaired capital. The Dodd-Frank Act requires that federal banking regulators propose implementing regulations no later than July 21, 2011. Under this requirement, in the future we could be required to provide financial assistance to Capital Bank should it experience financial distress. Based on our ownership of a national bank subsidiary, the OCC could assess us if the capital of Capital Bank were to become impaired. If we failed to pay the assessment within three months, the OCC could order the sale of our stock in Capital Bank to cover the deficiency.

In addition, capital loans by us to Capital Bank will be subordinate in right of payment to deposits and certain other indebtedness of Capital Bank. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of Capital Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Depositor Preference

The FDI Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If our insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including us, with respect to any extensions of credit they have made to such insured depository institution.

Regulatory Capital Requirements

In General

Bank regulators view capital levels as important indicators of an institution’s financial soundness. FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. The final supervisory judgment on an institution’s capital adequacy is based on the regulator’s individualized assessment of numerous factors.

As a bank holding company, we are subject to various regulatory capital adequacy requirements administered by the Federal Reserve. In addition, the OCC imposes capital adequacy requirements on our subsidiary bank. The FDIC also may impose these requirements on Capital Bank and other depository institution subsidiaries that we may acquire or control in the future. The FDI Act requires that the federal regulatory agencies adopt regulations defining five capital tiers for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial condition.

Quantitative measures, established by the regulators to ensure capital adequacy, require that a bank holding company maintain minimum ratios of capital to risk-weighted assets. There are three categories of capital under the guidelines. With the implementation of the Dodd-Frank Act, certain changes have been made as to the type of capital that falls under each of these categories. For us, as a bank holding company, Tier 1 capital includes common shareholders’ equity, qualifying preferred stock and trust preferred securities issued before May 19, 2010, less goodwill and certain other deductions (including a portion of servicing assets and the unrealized net gains and losses, after taxes, on securities available for sale). Tier 2 capital includes preferred stock and trust preferred securities not qualifying as Tier 1 capital, subordinated debt, the allowance for credit losses and net unrealized gains on marketable equity securities, subject to limitations by the guidelines. Tier 2 capital is limited to the amount of Tier 1 capital (i.e., at least half of the total capital must be in the form of Tier 1 capital). Tier 3 capital includes certain qualifying unsecured subordinated debt. See “—Changes in Laws, Regulations or Policies and the Dodd-Frank Act.”

Under the guidelines, capital is compared with the relative risk related to the balance sheet. To derive the risk included in the balance sheet, a risk weighting is applied to each balance sheet asset and off-balance sheet item, primarily based on the relative credit risk of the asset or counterparty. For example, claims guaranteed by the U.S. government or one of its agencies are risk-weighted at 0% and certain real estate-related loans risk-weighted at 50%. Off-balance sheet items, such as loan commitments and derivatives, are also applied a risk weight after calculating balance sheet equivalent amounts. A credit conversion factor is assigned to loan commitments based on the likelihood of the off-balance sheet item becoming an asset. For example, certain loan commitments are converted at 50% and then risk-weighted at 100%. Derivatives are converted to balance sheet equivalents based on notional values, replacement costs and remaining contractual terms. For certain recourse obligations, direct credit substitutes, residual interests in asset securitization and other securitized transactions that expose institutions primarily to credit risk, the capital amounts and classification under the guidelines are subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Banks and bank holding companies currently are required to maintain Tier 1 capital and the sum of Tier 1 and Tier 2 capital equal to at least 6% and 10%, respectively, of their total risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) to be deemed “well capitalized.” The federal bank regulatory agencies may, however, set higher capital requirements for an individual bank or when a bank’s particular circumstances warrant. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements in order to meet well-capitalized standards, and future regulatory change could impose higher capital standards as a routine matter.

The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Also, the Federal Reserve considers a “tangible Tier 1 leverage ratio” (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or engaging in new activities. In addition, the federal bank regulatory agencies have established minimum leverage (Tier 1 capital to adjusted average total assets) guidelines for banks within their regulatory jurisdictions. These guidelines provide for a minimum leverage ratio of 5% for banks to be deemed “well capitalized.” Our regulatory capital ratios and those of Capital Bank are in excess of the levels established for “well-capitalized” institutions.

As an additional means to identify problems in the financial management of depository institutions, the FDI Act requires federal bank regulatory agencies to establish certain non-capital safety and soundness standards for institutions for which they are the primary federal regulator. The standards relate generally to operations and management, asset quality, interest rate exposure and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards.

In addition, the Dodd-Frank Act requires the federal banking agencies to adopt capital requirements that address the risks that the activities of an institution pose to the institution and the public and private stakeholders, including risks arising from certain enumerated activities. The federal banking agencies may change existing capital guidelines or adopt new capital guidelines in the future pursuant to the Dodd-Frank Act, the implementation of Basel III (described below) or other regulatory or supervisory changes. We cannot be certain what the impact of changes to existing capital guidelines will have on us or Capital Bank.

Basel I, Basel II and Basel III Accords

The current risk-based capital guidelines that apply to us and our subsidiary bank are based on the 1988 capital accord, referred to as Basel I, of the International Basel Committee on Banking Supervision (which we refer to as the “Basel Committee”), a committee of central banks and bank supervisors, as implemented by federal bank regulators. In 2008, the bank regulatory agencies began to phase in capital standards based on a second capital accord issued by the Basel Committee, referred to as Basel II, for large or “core” international banks and bank holding companies (generally defined for U.S. purposes as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Because we do not anticipate controlling any large or “core” international bank in the foreseeable future, Basel II will not apply to us.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase in arrangements for a strengthened set of capital requirements, known as Basel III. While the timing and scope of any U.S. implementation of Basel III remains uncertain, the following items provide a brief description of the relevant provisions of Basel III and their potential impact on our capital levels if applied to us and Capital Bank.

New Minimum Capital Requirements. Subject to implementation by the U.S. federal banking agencies, Basel III would be expected, among other things, to increase required capital ratios of banking institutions to which it applies, as follows:

•

Minimum Common Equity. The minimum requirement for common equity, the highest form of loss absorbing capital, would be raised from the current 2.0% level, before the application of regulatory adjustments, to 3.5% as of January 11, 2013 and 4.5% by January 1, 2015 after the application of stricter adjustments. The “capital conversion buffer,” discussed below, would cause required total common equity to rise to 7.0% by January 1, 2019 (4.5% attributable to the minimum required common equity plus 2.5% attributable to the “capital conservation buffer”).

•

Minimum Tier 1 Capital. The minimum Tier 1 capital requirement, which includes common equity and other qualifying financial instruments based on stricter criteria, would increase from 4.0% to 4.5% by January 1, 2013, and 6.0% by January 1, 2015. Total Tier 1 capital would rise to 8.5% by January 1, 2019 (6.0% attributable to the minimum required Tier 1 capital ratio plus 2.5% attributable to the capital conservation buffer, as discussed below).

•	Minimum Total Capital. The minimum Total Capital (Tier 1 and Tier 2 capital) requirement would increase to 8.0% (10.5% by January 1, 2019, including the capital conservation buffer).

•

Capital Conservation Buffer. The capital conservation buffer would add 2.5% to the regulatory minimum common equity requirement (adding 0.625% during each of the three years beginning in January 1, 2016 through January 1, 2019). The buffer would be added to common equity, after the application of deductions. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. It is expected that, while banks would be allowed to draw on the buffer during such periods of stress, the closer their regulatory capital ratios approach the minimum requirement, the greater the constraints that would be applied to earnings distributions.

•

Countercyclical Buffer. Basel III expects regulators to require, as appropriate to national circumstances, a “countercyclical buffer” within a range of 0% to 2.5% of common equity or other fully loss-absorbing capital. The purpose of the countercyclical buffer is to achieve the broader goal of protecting the banking sector from periods of excess aggregate credit growth. For any given country, it is expected that this buffer would only be applied when there is excess credit growth that is resulting in a perceived system-wide buildup of risk. The countercyclical buffer, when in effect, would be introduced as an extension of the capital conservation buffer range.

•

Regulatory Deductions from Common Equity. The regulatory adjustments (i.e., deductions and prudential filters), including minority interests in financial institutions, mortgage-servicing rights, and deferred tax assets from timing differences, would be deducted in increasing percentages beginning January 1, 2014, and would be fully deducted from common equity by January 1, 2018. Certain instruments that no longer qualify as Tier 1 capital, such as trust preferred securities, also would be subject to phaseout over a 10-year period beginning January 1, 2013.

•

Non-Risk-Based Leverage Ratios. These capital requirements are supplemented by a non-risk-based leverage ratio that will serve as a backstop to the risk-based measures described above. In July 2010, the Governors and Heads of Supervision agreed to test a minimum Tier 1 leverage ratio of 3.0% during the parallel run period. Based on the results of the parallel run period, any final adjustments would be carried out in the first half of 2017 with a view to adopting the 3.0% leverage ratio on January 1, 2018, based on appropriate review and calibration.

Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure that includes balance sheet assets, net of provisions and valuation adjustments, as well as potential future exposure to off-balance sheet items, such as derivatives. Basel III also includes both short- and long-term liquidity standards. The phase-in of the new rules is to commence on January 1, 2013, with the phase-in of the capital conservation buffer commencing on January 1, 2016 and the rules to be fully phased in by January 1, 2019.

In November 2010, Basel III was endorsed by the Group of Twenty (G-20) Finance Ministers and Central Bank Governors and will be subject to individual adoption by member nations, including the United States. On December 16, 2010, the Basel Committee issued the text of the Basel III rules, which presents the details of global regulatory standards on bank capital adequacy and liquidity agreed by the Basel Committee and endorsed by the G-20 leaders. In January 2011, the Basel Committee issued further guidance on the qualification criteria for inclusion in Tier 1 capital. The federal banking agencies will likely implement changes to the current capital adequacy standards applicable to us and our bank subsidiary in light of Basel III. If adopted by federal banking agencies, Basel III could lead to higher capital requirements, including a restrictive leverage ratio and new liquidity ratios. The ultimate impact of the new capital and liquidity standards on us and our bank subsidiary is currently being reviewed and will depend on a number of factors, including the rule-making and implementation by the U.S. banking regulators.

Prompt Corrective Action

The FDI Act requires federal bank regulatory agencies to take “prompt corrective action” with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. A depository institution’s treatment for purposes of the prompt corrective action provisions will depend upon how its capital levels compare to various capital measures and certain other factors, as established by regulation.

Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking regulators have also specified by regulation the relevant capital levels for each of the other categories. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

Federal Reserve Board regulations require that each bank maintain reserve balances on deposits with the Federal Reserve Bank.

Reserve Requirements

Pursuant to regulations of the Federal Reserve, all banks are required to maintain average daily reserves at mandated ratios against their transaction accounts. In addition, reserves must be maintained on certain non-personal time deposits. These reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Banks.

Deposit Insurance Assessments

FDIC-insured banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. The FDIC recently raised assessment rates to increase funding for the DIF, which is currently underfunded.

The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. In addition, federal deposit insurance for the full net amount of deposits in non-interest-bearing transaction accounts was extended to January 1, 2013 for all insured banks.

The Dodd-Frank Act changes the deposit insurance assessment framework, primarily by basing assessments on an institution’s total assets less tangible equity (subject to risk-based adjustments that would further reduce the assessment base for custodial banks) rather than domestic deposits, which is expected to shift a greater portion of the aggregate assessments to large banks, as described in detail below. The Dodd-Frank Act also eliminates the upper limit for the reserve ratio designated by the FDIC each year, increases the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits by September 30, 2020, and eliminates the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

The Dodd-Frank Act requires the DIF to reach a reserve ratio of 1.35% of insured deposits by September 30, 2020. On December 20, 2010, the FDIC raised the minimum designated reserve ratio of DIF to 2%. The ratio is higher than the minimum reserve ratio of 1.35% as set by the Dodd-Frank Act. Under the Dodd-Frank Act, the FDIC is required to offset the effect of the higher reserve ratio on insured depository institutions with consolidated assets of less than $10 billion.

On February 7, 2011, the FDIC approved a final rule on Assessments, Dividends, Assessment Base and Large Bank Pricing. The final rule, mandated by the Dodd-Frank Act, changes the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Because the new assessment base under the Dodd-Frank Act is larger than the current assessment base, the final rule’s assessment rates are lower than the current rates, which achieves the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry. In addition, the final rule adopts a “scorecard” assessment scheme for larger banks and suspends dividend payments if the DIF reserve ratio exceeds 1.5% but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. The final rule also determines how the effect of the higher reserve ratio will be offset for institutions with less than $10 billion of consolidated assets.

Continued action by the FDIC to replenish the DIF as well as changes contained in the Dodd-Frank Act may result in higher assessment rates. Capital Bank may be able to pass part or all of this cost on to its customers, including in the form of lower interest rates on deposits, or fees to some depositors, depending on market conditions.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. If deposit insurance for a banking business we invest in or acquire were to be terminated, that would have a material adverse effect on that banking business and potentially on the Company as a whole.

Permitted Activities and Investments by Bank Holding Companies

The BHCA generally prohibits a bank holding company from engaging in activities other than banking or managing or controlling banks except for activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Financial Modernization Act of 1999 (which we refer to as the “GLB Act”) expanded the permissible activities of a bank holding company that qualifies as a financial holding company. Under the regulations implementing the GLB Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. Those activities include, among other activities, certain insurance and securities activities. We have not yet determined whether it would be appropriate or advisable in the future to become a financial holding company.

Privacy Provisions of the GLB Act and Restrictions on Cross-Selling

Federal banking regulators, as required under the GLB Act, have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

Federal financial regulators have issued regulations under the Fair and Accurate Credit Transactions Act, which have the effect of increasing the length of the waiting period, after privacy disclosures are provided to new customers, before information can be shared among different companies that we own or may come to own for the purpose of cross-selling products and services among companies we own. A number of states have adopted their own statutes concerning financial privacy and requiring notification of security breaches.

Anti-Money Laundering Requirements

Under federal law, including the Bank Secrecy Act, the PATRIOT Act and the International Money Laundering Abatement and Anti-Terrorist Financing Act, certain types of financial institutions, including insured depository institutions, must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Among other things, these laws are intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to work together to combat terrorism on a variety of fronts. Financial institutions are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with non-U.S. financial institutions and non-U.S. customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

The OFAC is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If we or Capital Bank find a name on any transaction, account or wire transfer that is on an OFAC list, we or Capital Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities.

Consumer Laws and Regulations

Banks and other financial institutions are subject to numerous laws and regulations intended to protect consumers in their transactions with banks. These laws include, among others, laws regarding unfair and deceptive acts and practices and usury laws, as well as the following consumer protection statutes: Truth in Lending Act, Truth in Savings Act, Electronic Funds Transfer Act, Expedited Funds Availability Act, Equal Credit Opportunity Act, Fair and Accurate Credit Transactions Act, Fair Housing Act, Fair Credit Reporting Act, Fair Debt Collection Act, GLB Act, Home Mortgage Disclosure Act, Right to Financial Privacy Act and Real Estate Settlement Procedures Act.

Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability.

The Dodd-Frank Act creates the CFPB, a new independent bureau that will have broad authority to regulate, supervise and enforce retail financial services activities of banks and various non-bank providers. The CFPB will have authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. In general, banks with assets of $10 billion or less, such as Capital Bank, will be subject to regulation of the CFPB but will continue to be examined for consumer compliance by their bank regulator. However, given our growth and bank acquisition strategy, if our total assets were to exceed $10 billion, then we will become subject to the CFPB’s exclusive examination authority and primary enforcement authority.

The Community Reinvestment Act

The CRA is intended to encourage banks to help meet the credit needs of their service areas, including low-and moderate-income neighborhoods, consistent with safe and sound operations. The regulators examine banks and assign each bank a public CRA rating. A bank’s record of fair lending compliance is part of the resulting CRA examination report. The CRA then requires bank regulators to take into account the bank’s record in meeting the needs of its service area when considering an application by a bank to establish a branch or to conduct certain mergers or acquisitions. The Federal Reserve is required to consider the CRA records of a bank holding company’s controlled banks when considering an application by the bank holding company to acquire a bank or to merge with another bank holding company.

When we apply for regulatory approval to make certain investments, the regulators will consider the CRA record of the target institution and our depository institution subsidiary. An unsatisfactory CRA record could substantially delay approval or result in denial of an application.

Changes in Laws, Regulations or Policies and the Dodd-Frank Act

Various federal, state and local legislators introduce from time to time measures or take actions that would modify the regulatory requirements or the examination or supervision of banks or bank holding companies. Such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks and other financial institutions, all of which could affect our investment opportunities and our assessment of how attractive such opportunities may be. We cannot predict whether potential legislation will be enacted and, if enacted, the effect that it or any implementing regulations would have on our business, results of operations or financial condition.

The Dodd-Frank Act, which was signed into law on July 21, 2010, will have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, increased capital, leverage and liquidity requirements and numerous other provisions designed to improve supervision and oversight of the financial services sector. The following items briefly describe some of the key provisions of the Dodd-Frank Act:

•	Source of Strength. The Dodd-Frank Act requires all companies that directly or indirectly control a depository institution to serve as a source of strength for the institution.

•

Limitation on Federal Preemption. The Dodd-Frank Act may limit the ability of national banks to rely upon federal preemption of state consumer financial laws. Under the Dodd-Frank Act, the OCC will have the ability to make preemption determinations only if certain conditions are met and on a case-by-case basis. The Dodd-Frank Act also eliminates the extension of preemption to operating subsidiaries of national banks. However, the Dodd-Frank Act preserves certain preemption standards articulated by the U.S. Supreme Court and existing interpretations thereunder, as well as express preemption provisions in other federal laws (such as the Equal Credit Opportunity Act and the Truth in Lending Act) that specifically address the application of state law in relation to that federal law. The Dodd-Frank Act authorizes state enforcement authorities to bring lawsuits under state law against national banks and authorizes suits by state attorney generals against national banks to enforce rules issued by the CFPB. With this broad grant of enforcement authority to states, institutions, including national banks, could be subject to varying and potentially conflicting interpretations of federal law by various state attorney generals, state regulators and the courts.

•

Mortgage Loan Origination and Risk Retention. The Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks, in an effort to require steps to verify a borrower’s ability to repay. The Dodd-Frank Act also generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgages and other asset-backed securities that the securitizer issues. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

•

Consumer Financial Protection Bureau. The Dodd-Frank Act creates the CFPB within the Federal Reserve. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank customers. For banking organizations with assets of more than $10 billion, the CFPB has exclusive rule-making and examination and primary enforcement authority under federal consumer financial laws. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB.

•

Deposit Insurance. The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. The Dodd-Frank Act also provides unlimited deposit coverage for noninterest-bearing transaction accounts until January 1, 2013. Amendments to the FDI Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated. Under these amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

•

Transactions with Affiliates and Insiders. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•

Corporate Governance. The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act (1) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials.

•

Interchange Fees. Under the so-called Durbin Amendment of the Dodd-Frank Act, interchange transaction fees that a card issuer receives or charges for an electronic debit transaction must be “reasonable and proportional” to the cost incurred by the card issuer in processing the transaction. Banks that have less than $10 billion in assets are exempt from the interchange transaction fee limitation. On June 29, 2011, the Federal Reserve issued a final rule establishing standards for determining whether the amount of any interchange transaction fee is reasonable and proportional, taking into consideration fraud prevention costs, and prescribing regulations to ensure that network fees are not used, directly or indirectly, to compensate card issuers with respect to electronic debit transactions or to circumvent or evade the restrictions that interchange transaction fees be reasonable and proportional. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit will be the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction. The Federal Board also approved on June 29, 2011 an interim final rule that allows for an upward adjustment of no more than $0.01 to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards set out in the interim final rule. The Dodd-Frank Act also bans card issuers and payment card networks from entering into exclusivity arrangements for debit card processing and prohibits card issuers and payment networks from inhibiting the ability of merchants to direct the routing of debit card transactions over networks of their choice. Finally, merchants will be able to set minimum dollar amounts for the use of a credit card and provide discounts to consumers who pay with various payment methods, such as cash.

Many of the requirements of the Dodd-Frank Act will be implemented over time, and most will be subject to regulations implemented over the course of several years. Given the uncertainty surrounding the manner in which many of the Dodd-Frank Act’s provisions will be implemented by the various regulatory agencies and through regulations, the full extent of the impact on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.

Statistical Information

Certain statistical information is found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS.

RISK FACTORS

In addition to the other information included in and incorporated by reference into this document, including the matters addressed in “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the following risk factors.

Our business is subject to a variety of risks, including the risks described below as well as adverse business conditions and changes in regulations and the local, regional and national economic environment. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not known to us or not described below which we have not determined to be material may also impair our business operations. You should carefully consider the risks described below, together with all other information in this report, including information contained in the “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” sections. This report contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in forward-looking statements. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected, and we may not be able to achieve our goals. Such events may cause actual results to differ materially from expected and historical results, and the trading price of our common stock could decline.

Risks Relating to the Merger

The merger has been approved without your vote.

CBF owns over 90% of the common stock of Green Bankshares, Inc.. Accordingly, under Tennessee law, no vote of Green Bankshares’ Board of Directors or shareholders is required to complete the merger. As a result, the merger may be completed even if opposed by all of the Green Bankshares, Inc. shareholders unaffiliated with CBF.

Neither CBF nor Green Bankshares, Inc. has hired anyone to represent you and we have a conflict of interest in the merger.

CBF and the Company have not (1) negotiated the merger at arm’s length or (2) hired independent persons to negotiate the terms of the merger for you. Since CBF initiated and structured the merger without negotiating with the Company or any independent person and CBF has an interest in acquiring your shares at the lowest possible price, if independent persons had been hired, the terms of the merger may have been more favorable to you.

Because there is currently no market for CBF Class A common stock and a market for CBF Class A common stock may not develop, you cannot be sure of the market value of the merger consideration you will receive.

Upon completion of the merger, each share of the Company’s common stock will be converted into merger consideration consisting of 0.0915 of a share of CBF’s Class A common stock. Prior to the initial public offering of CBF’s Class A common stock, which is expected to be completed substantially concurrently with the merger, there has been no established public market for CBF’s Class A common stock. An active, liquid trading market for CBF’s Class A common stock may not develop or be sustained following the initial public offering. If an active trading market does not develop, holders of CBF’s Class A common stock may have difficulty selling their shares at an attractive price, or at all. CBF has applied to have its Class A common stock listed on Nasdaq, but its application may not be approved. In addition, the liquidity of any market that may develop or the price that CBF’s stockholders may obtain for their shares of Class A common stock cannot be predicted. The initial public offering price for CBF’s Class A common stock will be determined by negotiations between CBF, its stockholders who choose to sell their shares in the initial public offering and the representative of the underwriters and may not be indicative of prices that will prevail in the open market following the offering.

The outcome of CBF’s initial public offering will affect the market value of the consideration the Company’s shareholders will receive upon completion of the merger. Accordingly, you will not know or be able to calculate the market value of the merger consideration you would receive upon completion of the merger. There will be no adjustment to the exchange ratio for changes in the anticipated outcome of CBF’s initial public offering or changes in the market price of the Company’s common stock.

If CBF completes the merger without completing its initial public offering, the size of the outstanding public float of CBF’s Class A common stock will be low and the value and liquidity of CBF’s common stock may be adversely affected.

While the merger is expected to be completed substantially concurrently with CBF’s initial public offering, CBF controls when the merger will take place and there can be no guarantee that CBF’s initial public offering will occur substantially concurrently with the merger or at all. If the merger is completed and CBF’s initial public offering is delayed or does not occur, there will be fewer publicly traded shares of CBF’s Class A common stock outstanding than if the initial public offering is completed as anticipated and, as a result, the value and liquidity of CBF’s shares of Class A common stock that you receive in the merger may be adversely affected.

The shares of CBF Class A common stock to be received by Green Bankshares, Inc. shareholders as a result of the merger will have different rights than the shares of Green Bankshares, Inc. common stock.

The rights associated with Green Bankshares, Inc. common stock are different from the rights associated with CBF’s Class A common stock. For example, certain business combinations between Green Bankshares, Inc. and any holder of more than 10% Green Bankshares, Inc. common stock must be approved by holders of at least 80% of the outstanding Green Bankshares, Inc. common stock as well as holders of at least a majority of the shares not held by shareholder engaging in the transaction (these provisions do not apply to the merger because the merger was approved by all members of the Board of Directors of Green Bankshares, Inc.). These provisions do not apply to CBF shareholders. In addition, holders of at least 10% of Green Bankshares, Inc.’ common stock may call a special meeting of Green Bankshares, Inc. shareholders, whereas special meetings of CBF shareholders can only be called by CBF’s Chairman, Chief Executive Officer or its Board of Directors.

Risks Relating to the Company’s Banking Operations

Continued or worsening general business and economic conditions could have a material adverse effect on CBF’s business, financial position, results of operations and cash flows.

Our business and operations are sensitive to general business and economic conditions in the United States. If the U.S. economy is unable to steadily emerge from the recent recession that began in 2007 or we experience worsening economic conditions, such as a so-called “double-dip” recession, our growth and profitability could be adversely affected. Weak economic conditions may be characterized by deflation, fluctuations in debt and equity capital markets, including a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of these factors would be detrimental to our business. On August 5, 2011, Standard & Poor’s lowered the long-term sovereign credit rating of U.S. Government debt obligations from AAA to AA+. On August 8, 2011, S&P also downgraded the long-term credit ratings of U.S. government-sponsored enterprises. These actions initially have had an adverse effect on financial markets and although we are unable to predict the longer-term impact on such markets and the participants therein, it may be material and adverse.

In addition, significant concern regarding the creditworthiness of some of the governments in Europe, most notably Greece, has contributed to volatility in financial markets in Europe and globally, and to funding pressures on some globally active European banks, leading to greater investor and economic uncertainty worldwide. A failure to adequately address sovereign debt concerns in Europe could hamper economic recovery or contribute to a return to recessionary economic conditions and severe stress in the financial markets, including in the United States.

Our business is also significantly affected by monetary and related policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and cash flows.

The geographic concentration of our markets in the southeastern region of the United States makes our business highly susceptible to downturns in the local economies and depressed banking markets, which could be detrimental to our financial condition.

Unlike larger financial institutions that are more geographically diversified, Capital Bank is a regional banking franchise concentrated in the southeastern region of the United States. Capital Bank operates branches located in Florida, North Carolina, South Carolina, Tennessee and Virginia. As of December 31, 2011, 32% of Capital Bank’s loans were in Florida, 26% were in North Carolina, 12% were in South Carolina, 29% were in Tennessee and 1% was in Virginia. A deterioration in local economic conditions in the loan market or in the residential, commercial or industrial real estate market could have a material adverse effect on the quality of Capital Bank’s portfolio, the demand for its products and services, the ability of borrowers to timely repay loans and the value of the collateral securing loans. In addition, if the population or income growth in the region is slower than projected, income levels, deposits and real estate development could be adversely affected and could result in the curtailment of our expansion, growth and profitability. If any of these developments were to result in losses that materially and adversely affected Capital Bank’s capital, the Company and Capital Bank might be subject to regulatory restrictions on operations and growth and to a requirement to raise additional capital.

We depend on our executive officers and key personnel to continue the implementation of its long-term business strategy and could be harmed by the loss of their services.

We believe that our continued growth and future success will depend in large part on the skills of our management team and its ability to motivate and retain these individuals and other key personnel. In particular, we rely on the leadership and experience in the banking industry of its Chief Executive Officer, R. Eugene Taylor. Mr. Taylor is the former Vice Chairman of Bank of America and has extensive experience executing and overseeing bank acquisitions, including NationsBank Corp.’s acquisition and integration of Bank of America, Maryland National Bank and Barnett Banks. The loss of service of Mr. Taylor or one or more of our other executive officers or key personnel could reduce our ability to successfully implement our long-term business strategy, our business could suffer and the value of our and CBF’s common stock could be materially adversely affected. Leadership changes will occur from time to time and we cannot predict whether significant resignations will occur or whether we or CBF will be able to recruit additional qualified personnel. We believe our management team possesses valuable knowledge about the banking industry and that their knowledge and relationships would be very difficult to replicate. Although R. Eugene Taylor has entered into an employment agreement with CBF and it is expected that, prior to the completion of the initial public offering, Christopher G. Marshall, R. Bruce Singletary and Kenneth A. Posner will have entered into employment agreements with CBF, it is possible that they may not complete the term of their employment agreements or renew them upon expiration. Our success also depends on the experience of Capital Bank’s branch managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key personnel could negatively impact our banking operations. The loss of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or operating results.

Capital Bank’s loss sharing agreements impose restrictions on the operation of its business; failure to comply with the terms of the loss sharing agreements with the FDIC or other regulatory agreements or orders may result in significant losses or regulatory sanctions, and Capital Bank is exposed to unrecoverable losses on the Failed Banks’ assets that it acquired.

In July 2010, Capital Bank purchased substantially all of the assets and assumed all of the deposits and certain other liabilities of the Failed Banks in FDIC-assisted transactions, and a material portion of its revenue is derived from such assets. Certain of the purchased assets are covered by the loss sharing agreements with the FDIC, which provide that the FDIC will bear 80% of losses on the covered loan assets acquired in the acquisition of the Failed Banks. Capital Bank is subject to audit by the FDIC at its discretion to ensure it is in compliance with the terms of these agreements. Capital Bank may experience difficulties in complying with the requirements of the loss sharing agreements, the terms of which are extensive and failure to comply with any of the terms could result in a specific asset or group of assets losing their loss sharing coverage.

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

In addition to the loss sharing agreements, in August 2010, Capital Bank entered into an Operating Agreement with the OCC (which we refer to as the “OCC Operating Agreement”), in connection with the acquisition of the Failed Banks. Capital Bank (and, with respect to certain provisions, the Company and CBF) is also subject to an Order of the FDIC, dated July 16, 2010 (which we refer to as the “FDIC Order”) issued in connection with the FDIC’s approval of CBF’s deposit insurance applications for the Failed Banks. The OCC Operating Agreement and the FDIC Order require that Capital Bank maintain various financial and capital ratios and require prior regulatory notice and consent to take certain actions in connection with operating the business and they restrict Capital Bank’s ability to pay dividends to CBF and the Company and to make changes to its capital structure. A failure by CBF or Capital Bank to comply with the requirements of the OCC Operating Agreement or the FDIC Order could subject CBF to regulatory sanctions; and failure to comply, or the objection, or imposition of additional conditions, by the OCC or the FDIC, in connection with any materials or information submitted thereunder, could prevent CBF from executing our business strategy and negatively impact its business, financial condition, liquidity and results of operations.

Any requested or required changes in how we determine the impact of loss share accounting on its financial information could have a material adverse effect on our reported results.

A material portion of our financial results is based on loss share accounting, which is subject to assumptions and judgments made by us, our accountants and the regulatory agencies to whom we report such information. Loss share accounting is a complex accounting methodology. If these assumptions are incorrect or the accountants or the regulatory agencies to whom CBF and Capital Bank report require that management change or modify these assumptions, such change or modification could have a material adverse effect on our financial condition, operations or previously reported results. As such, any financial information generated through the use of loss share accounting is subject to modification or change. Any significant modification or change in such information could have a material adverse effect on our results of operations and our previously reported results.

Our financial information reflects the application of the acquisition method of accounting. Any change in the assumptions used in such methodology could have an adverse effect on our results of operations.

As a result of CBF’s recent acquisition, of us, our financial results are heavily influenced by the application of the acquisition method of accounting. The acquisition method of accounting requires management to make assumptions regarding the assets purchased and liabilities assumed to determine their fair market value. Capital Bank’s interest income, interest expense and net interest margin (which were equal to $226.4 million, $32.8 million and 3.41%, respectively, for the year ended December 31, 2011) reflect the impact of accretion of the fair value adjustments made to the carrying amounts of interest earning assets and interest bearing liabilities and Capital Bank’s non-interest income (which totaled $40.7 million as of December 31, 2011) for periods subsequent to the acquisitions includes the effects of discount accretion and amortization of the FDIC indemnification asset. In addition, the balances of non-performing assets were significantly reduced by the adjustments to fair value recorded in conjunction with the relevant acquisition. If our assumptions are incorrect or the regulatory agencies to whom we report require that we change or modify its assumptions, such change or modification could have a material adverse effect on our financial condition or results of operations or our previously reported results.

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

Recent economic and market developments and the potential for continued economic disruption present considerable risks to CBF and it is difficult to determine the depth and duration of the economic and financial market problems and the many ways in which they may impact CBF’s business in general. Any failure to manage such credit risks may materially adversely affect CBF’s business and its consolidated results of operations and financial condition.

A significant portion of Capital Bank’s loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt its business.

A significant portion of Capital Bank’s loan portfolio is secured by real estate. As of December 31, 2011, approximately 86% of Capital Bank’s loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A continued weakening of the real estate market in Capital Bank’s primary market areas could continue to result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on Capital Bank’s profitability and asset quality. If Capital Bank is required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, its earnings and shareholders’ equity could be adversely affected.

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

As of December 31, 2011, C&D loans totaled $509.3million (or 12% of Capital Bank’s total loan portfolio), of which $85.9 million was for construction and/or development of residential properties and $423.3 million was for construction/development of commercial properties. As of December 31, 2011, non-performing C&D loans covered under FDIC loss share agreements totaled $39.4 million and non-performing C&D loans not covered under FDIC loss share agreements totaled $94.9 million.

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

As of December 31, 2011, Capital Bank’s non-owner occupied commercial real estate loans totaled $903.9 million (or 21% of its total loan portfolio). As of December 31, 2011, non-performing non-owner occupied commercial real estate loans covered under FDIC loss share agreements totaled $15.3 million and non-performing non-owner occupied commercial real estate loans not covered under FDIC loss share agreements totaled $49.5 million.

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

As of December 31, 2011, Capital Bank’s commercial business loans totaled $1.4 billion (or 32% of its total loan portfolio). Of this amount, $902.8 million was secured by owner-occupied real estate and $465.8 million was secured by business assets. As of December 31, 2011, non-performing commercial business loans covered under FDIC loss share agreements totaled $29.8 million and non-performing commercial business loans not covered under FDIC loss share agreements totaled $67.7 million.

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

Non-performing loans covered under loss share agreements with the FDIC totaled $124.2 million, and Non-performing loans not covered under loss share agreements with the FDIC totaled $258.3 million as of December 31, 2011. Capital Bank maintains an allowance for loan losses with respect to loans it originates, which is a reserve established through a provision for loan losses charged to expense, which management believes is appropriate to provide for probable losses in Capital Bank’s loan portfolio. The amount of this allowance is determined by Capital Bank’s management team through periodic reviews. As of December 31, 2011, the allowance on loans covered by loss share agreements with the FDIC was $11.8 million, and the allowance on loans not covered by loss share agreements with the FDIC was $22.9 million. As of December 31, 2011, the ratio of Capital Bank’s allowance for loan losses to non-performing loans covered by loss share agreements with the FDIC was 9.5% and the ratio of its allowance for loan losses to non-performing loans not covered by loss share agreements with the FDIC was 8.9%.

The application of the acquisition method of accounting to CBF’s completed acquisitions impacted Capital Bank’s allowance for loan losses. Under the acquisition method of accounting, all loans were recorded in financial statements at their fair value at the time of their acquisition and the related allowance for loan loss was eliminated because the fair value at the time was determined by the net present value of the expected cash flows taking into consideration estimated credit quality. Capital Bank may in the future determine that the estimates of fair value are too high, in which case Capital Bank would provide for additional loan losses associated with the acquired loans. As of December 31, 2011, the allowance for loan losses on purchased credit-impaired loan pools totaled $26.3 million, of which $11.8 million was related to loan pools covered by loss share agreements with the FDIC and $14.5 million was related to loan pools not covered by loss share agreements with the FDIC.

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

Capital Bank forecloses on and take title to the real estate serving as collateral for many of its loans as part of its business. Real estate owned by Capital Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property. At December 31, 2011, Capital Bank had $168.8 million of OREO. Increased OREO balances have led to greater expenses as costs are incurred to manage and dispose of the properties. Capital Bank’s management expects that its earnings will continue to be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership, as well as by the funding costs associated with assets that are tied up in OREO. Any further decrease in real estate market prices may lead to additional OREO write-downs, with a corresponding expense in Capital Bank’s statement of operations. Capital Bank’s management evaluates OREO properties periodically and writes down the carrying value of the properties if the results of such evaluations require it. The expenses associated with OREO and any further property write-downs could have a material adverse effect on Capital Bank’s financial condition and results of operations.

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

Delinquencies and defaults in residential mortgages have increased, creating a backlog in courts and an increase in industry scrutiny by regulators, as well as resulting in proposed new laws and regulations governing foreclosures. Such laws and regulations might restrict or delay Capital Bank’s ability to foreclose and collect payments for single family residential loans under the loss sharing agreements.

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

As of December 31, 2011, approximately 94% of Capital Bank’s investment securities portfolio was comprised of U.S. government agency and sponsored enterprises obligations, U.S. government agency and sponsored enterprises mortgage-backed securities and securities of municipalities. As of December 31, 2011, the fair value of Capital Bank’s investment securities portfolio was approximately $827.4 million. Factors beyond Capital Bank’s control can significantly influence the fair value of securities in its portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and continued instability in the credit markets. In addition, Capital Bank has historically taken a conservative investment posture, concentrating on government issuances of short duration. In the future, Capital Bank may seek to increase yields through more aggressive investment strategies, which may include a greater percentage of corporate issuances and structured credit products. Any of these mentioned factors, among others, could cause other-than-temporary impairments in future periods and result in a realized loss, which could have a material adverse effect on Capital Bank’s business. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers and the performance of the underlying collateral, Capital Bank may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on its financial condition and results of operations.

Capital Bank has a significant deferred tax asset that may not be fully realized in the future.

Capital Bank’s net deferred tax asset totaled $164.2 million as of December 31, 2011. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods prior to the expiration of the related net operating losses. If Capital Bank’s estimates and assumptions about future taxable income are not accurate, the value of its deferred tax asset may not be recoverable and may result in a valuation allowance that would impact the Bank’s earnings.

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

Capital Bank expects to depend on checking, savings and money market deposit account balances and other forms of customer deposits as its primary source of funding for the Bank’s lending activities. Capital Bank’s future growth will largely depend on its ability to retain and grow a strong deposit base. Because 43% of Capital Bank’s deposits as of December 31, 2011 were time deposits, it may prove harder to maintain and grow the Bank’s deposit base than would otherwise be the case. Capital Bank is also working to transition certain of its customers to lower cost traditional banking services as higher cost funding sources, such as high interest certificates of deposit, mature. There may be competitive pressures to pay higher interest rates on deposits, which could increase funding costs and compress net interest margins. Customers may not transition to lower yielding savings or investment products or continue their business with Capital Bank, which could adversely affect its operations. In addition, with recent concerns about bank failures, customers have become concerned about the extent to which their deposits are insured by the FDIC, particularly customers that may maintain deposits in excess of insured limits. Customers may withdraw deposits in an effort to ensure that the amount that they have on deposit with Capital Bank is fully insured and may place them in other institutions or make investments that are perceived as being more secure. Further, even if Capital Bank is able to grow and maintain its deposit base, the account and deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments (or similar products at other institutions that may provide a higher rate of return), Capital Bank could lose a relatively low cost source of funds, increasing its funding costs and reducing the Bank’s net interest income and net income. Additionally, any such loss of funds could result in lower loan originations, which could materially negatively impact Capital Bank’s growth strategy and results of operations.

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

Capital Bank may be adversely affected by the soundness of other financial institutions

Capital Bank’s ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, may lead to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions.

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

Capital Bank intends to complement and expand its business by pursuing strategic acquisitions of banks and other financial institutions. Generally, any acquisition of target financial institutions or assets by CBF or Capital Bank will require approval by, and cooperation from, a number of governmental regulatory agencies, possibly including the Federal Reserve, the OCC and the FDIC, as well as state banking regulators. In acting on such applications of approval, federal banking regulators consider, among other factors:

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

Such regulators could deny an application based on the above criteria or other considerations or the regulatory approvals may not be granted on terms that are acceptable to CBF or Capital Bank. For example, Capital Bank could be required to sell branches as a condition to receiving regulatory approvals, and such a condition may not be acceptable to CBF or Capital Bank or may reduce the benefit of any acquisition.

The success of future transactions will depend on CBF’s ability to successfully identify and consummate transactions with target financial institutions that meet its investment criteria. Because of the significant competition for acquisition opportunities and the limited number of potential targets, CBF may not be able to successfully consummate acquisitions necessary to grow its business.

The success of future transactions will depend on CBF’s ability to successfully identify and consummate transactions with target financial institutions that meet its investment criteria. There are significant risks associated with CBF’s ability to identify and successfully consummate transactions with target financial institutions. There are a limited number of acquisition opportunities, and CBF expects to encounter intense competition from other banking organizations competing for acquisitions and also from other investment funds and entities looking to acquire financial institutions. Many of these entities are well established and have extensive experience in identifying and effecting acquisitions directly or through affiliates. Many of these competitors possess ongoing banking operations with greater technical, human and other resources than CBF and Capital Bank do, and CBF’s financial resources will be relatively limited when contrasted with those of many of these competitors. These organizations may be able to achieve greater cost savings through consolidating operations than CBF could. CBF’s ability to compete in acquiring certain sizable target institutions will be limited by its available financial resources. These inherent competitive limitations give others an advantage in pursuing the acquisition of certain target financial institutions. In addition, increased competition may drive up the prices for the types of acquisitions CBF intends to target, which would make the identification and successful consummation of acquisition opportunities more difficult. Competitors may be willing to pay more for target financial institutions than CBF believes are justified, which could result in CBF having to pay more for target financial institutions than it prefers or to forego target financial institutions. As a result of the foregoing, CBF may be unable to successfully identify and consummate future transactions to grow its business on commercially attractive terms, or at all.

Because the institutions CBF intends to acquire may have distressed assets, CBF may not be able to realize the value it predicts from these assets or make sufficient provision for future losses in the value of, or accurately estimate the future write-downs taken in respect of, these assets.

Delinquencies and losses in the loan portfolios and other assets of financial institutions that CBF acquires may exceed its initial forecasts developed during the due diligence investigation prior to acquiring those institutions. Even if CBF conducts extensive due diligence on an entity it decides to acquire, this diligence may not reveal all material issues that may affect a particular entity. The diligence process in FDIC-assisted transactions is also expedited due to the short acquisition timeline that is typical for these depository institutions. If, during the diligence process, CBF fails to identify issues specific to an entity or the environment in which the entity operates, CBF may be forced to later write down or write off assets, restructure its operations, or incur impairment or other charges that could result in other reporting losses. Any of these events could adversely affect the financial condition, liquidity, capital position and value of institutions CBF acquires and of CBF as a whole. If any of the foregoing adverse events occur with respect to one subsidiary, they may adversely affect other of CBF’s subsidiaries or the CBF as a whole. Current economic conditions have created an uncertain environment with respect to asset valuations and there is no certainty that CBF will be able to sell assets of target institutions if it determines it would be in its best interests to do so. The institutions CBF will target may have substantial amounts of asset classes for which there is currently limited or no marketability.

The success of future transactions will depend on CBF’s ability to successfully combine the target financial institution’s business with CBF’s existing banking business and, if CBF experiences difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

The success of future transactions will depend, in part, on CBF’s ability to successfully combine the target financial institution’s business with its existing banking business. As with any acquisition involving financial institutions, there may be business disruptions that result in the loss of customers or cause customers to remove their accounts and move their business to competing banking institutions. It is possible that the integration process could result in additional expenses in connection with the integration processes and the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect Capital Bank’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the acquisition. Integration efforts, including integration of the target financial institution’s systems into Capital Bank’s systems may divert the Bank’s management’s attention and resources, and CBF may be unable to develop, or experience prolonged delays in the development of, the systems necessary to operate its acquired banks, such as a financial reporting platform or a human resources reporting platform call center. If CBF experiences difficulties with the integration process, the anticipated benefits of any future transaction may not be realized fully or at all or may take longer to realize than expected. Additionally, CBF and Capital Bank may be unable to recognize synergies, operating efficiencies and/or expected benefits within expected timeframes within expected cost projections, or at all. CBF may also not be able to preserve the goodwill of the acquired financial institution.

Projected operating results for entities to be acquired by CBF may be inaccurate and may vary significantly from actual results.

CBF will generally establish the pricing of transactions and the capital structure of entities to be acquired on the basis of financial projections for such entities. In general, projected operating results will be based primarily on management judgments. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed and the projected results may vary significantly from actual results. General economic, political and market conditions, which are not predictable, can have a material adverse impact on the reliability of such projections. In the event that the projections made in connection with CBF’s acquisitions, or future projections with respect to new acquisitions, are not accurate, such inaccuracies could materially and adversely affect Capital Bank’s business and CBF’s consolidated results of operations and financial condition.

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

Capital Bank is subject to extensive regulation and supervision that govern almost all aspects of its operations. Intended to protect customers, depositors, consumers, deposit insurance funds and the stability of the U.S. financial system, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the Company and Capital Bank’s business activities, limit the dividend or distributions that Capital Bank or the Company can pay, restrict the ability of institutions to guarantee Capital Bank’s debt and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in the Bank’s capital than generally accepted accounting principles. Compliance with laws and regulations can be difficult and costly and changes to laws and regulations often impose additional compliance costs. Capital Bank is currently facing increased regulation and supervision of the industry as a result of the financial crisis in the banking and financial markets. Such additional regulation and supervision may increase Capital Bank’s costs and limit its ability to pursue business opportunities. Further, the Company, CBF or Capital Bank’s failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject the Bank to restrictions on its business activities, fines and other penalties, any of which could adversely affect its results of operations, capital base and the price of CBF’s or the Company’s securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect Capital Bank’s business and financial condition.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (which we refer to as the “Dodd-Frank Act”), which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on Capital Bank’s business are:

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

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies in order to be implemented, some of which have been proposed by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until implementation. The changes resulting from the Dodd-Frank Act may impact the profitability of Capital Bank’s business activities, require changes to certain of its business practices, impose upon the Bank more stringent capital, liquidity and leverage requirements or otherwise adversely affect Capital Bank’s business. These changes may also require Capital Bank to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact Capital Bank’s results of operations and financial condition. While management cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on Capital Bank or the Company, these changes could be materially adverse to the Company, Capital Bank and CBF.

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

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Company, and non-bank financial companies that are supervised by the Federal Reserve. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. In particular, bank holding companies, many of which have long relied on trust preferred securities as a component of their regulatory capital, will no longer be permitted to count trust preferred securities toward their Tier 1 capital. While the Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict how any new standards will ultimately be applied to the Company, CBF and Capital Bank.

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

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the “PATRIOT Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (which we refer to as “OFAC”). If Capital Bank’s policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that CBF has already acquired or may acquire in the future are deficient, Capital Bank would be subject to liability, including fines and regulatory actions such as restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plan, including its acquisition plans, which would negatively impact its business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for Capital Bank.

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

The Federal Reserve may require the Company or CBF and its other subsidiaries to commit capital resources to support Capital Bank.

The Federal Reserve, which examines the Company and CBF, requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, the Company or CBF could be required to provide financial assistance to Capital Bank if it experiences financial distress.

A capital injection may be required at times when the Company or CBF do not have the resources to provide it, and therefore the Company or CBF may be required to borrow the funds. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s cash flows, financial condition, results of operations and prospects.

Stockholders may be deemed to be acting in concert or otherwise in control of Capital Bank, which could impose prior approval requirements and result in adverse regulatory consequences for such holders.

The Company and CBF are bank holding companies regulated by the Federal Reserve. Accordingly, acquisition of control of CBF or the Company (or a bank subsidiary) requires prior regulatory notice or approval. With certain limited exceptions, federal regulations prohibit potential investors from, directly or indirectly, acquiring ownership or control of, or the power to vote, more than 10% (more than 5% if the acquirer is a bank holding company) of any class of our voting securities, or obtaining the ability to control in any manner the election of a majority of directors or otherwise exercising a controlling influence over CBF or Capital Bank’s management or policies, without prior notice or application to, and approval of, the Federal Reserve under the Change in Bank Control Act or the Bank Holding Company Act of 1956, as amended (which we refer to as the “BHCA”). Any bank holding company or foreign bank with a U.S. presence also is required to obtain the approval of the Federal Reserve under the BHCA to acquire or retain more than 5% of the Company or CBF’s outstanding voting securities.

In addition to regulatory approvals, any stockholder deemed to “control” the Company or CBF for purposes of the BHCA would become subject to investment and activity restrictions and ongoing regulation and supervision. Any entity owning 25% or more of any class of the Company or CBF’s voting securities, or a lesser percentage if such holder or group otherwise exercises a “controlling influence” over the Company or CBF, may be subject to regulation as a “bank holding company” in accordance with the BHCA. In addition, such a holder may be required to divest 5% or more of the voting securities of investments that may be deemed incompatible with bank holding company status, such as an investment in a company engaged in non-financial activities.

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

The Company’s or CBF’s common stock owned by holders determined by a bank regulatory agency to be acting in concert would be aggregated for purposes of determining whether those holders have control of a bank or bank holding company for Change in Bank Control Act purposes. Because the control regulations under the Change in Bank Control Act and the BHCA are complex, potential investors should seek advice from qualified banking counsel before making an investment in the Company’s common stock.

Risks Related to CBF’s Common Stock Proposed to be Issued in the merger

The market price of CBF’s Class A common stock could decline due to the large number of outstanding shares of its common stock eligible for future sale.

Sales of substantial amounts of CBF’s Class A common stock in the public market following the initial public offering or in future offerings, or the perception that these sales could occur, could cause the market price of CBF’s Class A common stock to decline. These sales could also make it more difficult for CBF to sell equity or equity-related securities in the future, at a time and place that CBF deems appropriate.

In addition, CBF intends to file a registration statement on Form S-8 under the Securities Act to register additional shares of Class A common stock for issuance under CBF’s 2010 Equity Incentive Plan. CBF may issue all of these shares without any action or approval by CBF’s stockholders and these shares once issued (including upon exercise of outstanding options) will be available for sale into the public market subject to the restrictions described above, if applicable to the holder. Any shares issued in connection with acquisitions, the exercise of stock options or otherwise would dilute the percentage ownership held by investors who acquire CBF’s shares in the merger.

If shares of CBF’s Class B non-voting common stock are converted into shares of Class A common stock, your voting power subsequent to the merger will be diluted.

Generally, holders of CBF’s Class B non-voting common stock have no voting power and have no right to participate in any meeting of stockholders or to have notice thereof. However, holders of Class B non-voting common stock that are converted into Class A common stock will have all the voting rights of the other holders of Class A common stock. Class B non-voting common stock is not convertible in the hands of the initial holder. However, a transferee unaffiliated with the initial holder that receives Class B non-voting common stock subsequent to transfer permitted by CBF’s certificate of incorporation may elect to convert each share of Class B non-voting common stock into one share of Class A common stock. Subsequent to the merger, upon conversion of any Class B non-voting common stock, your voting power will be diluted in proportion to the decrease in your ownership of the total outstanding Class A common stock.

The market price of CBF’s Class A common stock may be volatile, which could cause the value of an investment in CBF’s Class A common stock to decline.

The market price of CBF’s Class A common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	general market conditions;

•	domestic and international economic factors unrelated to CBF or Capital Bank’s performance;

•	actual or anticipated fluctuations in CBF or Capital Bank’s quarterly operating results;

•	changes in or failure to meet publicly disclosed expectations as to CBF or Capital Bank’s future financial performance;

•	downgrades in securities analysts’ estimates of CBF or Capital Bank’s financial performance or lack of research and reports by industry analysts;

•	changes in market valuations or earnings of similar companies;

•	any future sales of CBF’s common stock or other securities; and

•	additions or departures of key personnel.

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These types of broad market fluctuations may adversely affect the trading price of CBF’s Class A common stock. In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against the Company or CBF could result in substantial costs, divert management’s attention and resources and harm our business or results of operations. For example, we are currently operating in, and have benefited from, a protracted period of historically low interest rates that will not be sustained indefinitely, and future fluctuations in interest rates could cause an increase in volatility of the market price of CBF’s Class A common stock.

CBF and the Company do not currently intend to pay dividends on shares of their common stock in the foreseeable future and the ability to pay dividends will be subject to restrictions under applicable banking laws and regulations.

CBF and the Company do not currently intend to pay cash dividends on their common stock in the foreseeable future. The payment of cash dividends in the future will be dependent upon various factors, including earnings, if any, cash balances, capital requirements and general financial condition. The payment of any dividends will be within the discretion of the then-existing Board of Directors. It is the present intention of the Boards of Directors of the Company and CBF to retain all earnings, if any, for use in business operations in the foreseeable future and, accordingly, the Boards of Directors do not currently anticipate declaring any dividends. Because CBF and the Company do not expect to pay cash dividends on their common stock for some time, any gains on an investment in CBF’s Class A common stock will be limited to the appreciation, if any, of the market value of the Class A common stock.

Banks and bank holding companies are subject to certain regulatory restrictions on the payment of cash dividends. Federal bank regulatory agencies have the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business. The payment of dividends by CBF and the Company depending on their financial condition could be deemed an unsafe or unsound practice. The ability to pay dividends will directly depend on the ability of Capital Bank to pay dividends to us, which in turn will be restricted by the requirement that it maintains an adequate level of capital in accordance with requirements of its regulators and, in the future, can be expected to be further influenced by regulatory policies and capital guidelines. In addition, on August 24, 2010, Capital Bank entered into the OCC Operating Agreement that may restrict Capital Bank’s ability to pay dividends to us, to make changes to its capital structure and to make certain other business decisions.

Certain provisions of CBF’s certificate of incorporation and the loss sharing agreements may have anti-takeover effects, which could limit the price investors might be willing to pay in the future for CBF’s common stock and could entrench management. In addition, Delaware law may inhibit takeovers of CBF and could limit CBF’s ability to engage in certain strategic transactions its Board of Directors believes would be in the best interests of stockholders.

CBF’s certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of CBF’s Board of Directors to designate the terms of and issue new series of preferred stock, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for CBF’s securities, including its Class A common stock.

The loss sharing agreements with the FDIC require that Capital Bank receive prior FDIC consent, which may be withheld by the FDIC in its sole discretion, prior to CBF, Capital Bank or the Company’s stockholders engaging in certain transactions. If any such transaction is completed without prior FDIC consent, the FDIC would have the right to discontinue the relevant loss sharing arrangement. Among other things, prior FDIC consent is required for (1) a merger or consolidation of CBF or its bank subsidiary with or into another company if CBF’s stockholders will own less than 66.66% of the combined company, (2) the sale of all or substantially all of the assets of any of CBF’s bank subsidiary and (3) a sale of shares by a stockholder, or a group of related stockholders, that will effect a change in control of Capital Bank, as determined by the FDIC with reference to the standards set forth in the Change in Bank Control Act (generally, the acquisition of between 10% and 25% of any class of CBF’s voting securities where the presumption of control is not rebutted, or the acquisition by any person, acting directly or indirectly or through or in concert with one or more persons, of 25% or more of any class of CBF’s voting securities). If CBF or any stockholder desired to enter into any such transaction, the FDIC may not grant its consent in a timely manner, without conditions, or at all. If one of these transactions were to occur without prior FDIC consent and the FDIC withdrew its loss share protection, there could be a material adverse effect on Capital Bank’s financial condition, results of operations and cash flows. In addition, statutes, regulations and policies that govern bank holding companies, including the BHCA, may restrict CBF’s ability to enter into certain transactions.

CBF is also subject to anti-takeover provisions under Delaware law. CBF has not opted out of Section 203 of the Delaware General Corporation Law (which we refer to as the “DGCL”), which, subject to certain exceptions, prohibits a public Delaware corporation from engaging in a business combination (as defined in such section) with an “interested stockholder” (defined generally as any person who beneficially owns 15% or more of the outstanding voting stock of such corporation or any person affiliated with such person) for a period of three years following the time that such stockholder became an interested stockholder, unless (1) prior to such time the board of directors of such corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder; (2) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of such corporation at the time the transaction commenced (excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) the voting stock owned by directors who are also officers or held in employee benefit plans in which the employees do not have a confidential right to tender or vote stock held by the plan); or (3) on or subsequent to such time the business combination is approved by the board of directors of such corporation and authorized at a meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock of such corporation not owned by the interested stockholder.

Risks Related to Our Common Stock

CBF is a controlling shareholder and may have interests that differ from the interests of our other shareholders.

Upon completion of the CBF Investment, CBF owned approximately 90% of the Company’s outstanding voting power. As a result, CBF will be able to control the election of our directors, determine our corporate and management policies and determine the outcome of any corporate transaction or other matter submitted to our shareholders for approval. Such transactions may include mergers and acquisitions (including the contemplated potential merger of the Company with and into CBF), sales of all or some of the Company’s assets (including sales of such assets to CBF and/or CBF’s other subsidiaries) or purchases of assets from CBF and/or CBF’s other subsidiaries, and other significant corporate transactions.

Five of our seven directors, our Chief Executive Officer, our Chief Financial Officer, and our Chief Risk Officer are affiliated with CBF. CBF also has sufficient voting power to amend our organizational documents. The interests of CBF may differ from those of our other shareholders, and it may take actions that advance its interests to the detriment of our other shareholders. Additionally, CBF is in the business of making investments in or acquiring financial institutions and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. CBF may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

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

The Company’s common stock is currently listed on the Nasdaq Global Select Market. The Nasdaq generally requires a majority of directors to be independent and requires independent director oversight over the nominating and executive compensation functions. However, under the rules applicable to the Nasdaq, if another company owns more than 50% of the voting power of a listed company, that company is considered a “controlled company” and exempt from rules relating to independence of the board of directors and the compensation and nominating committees. The Company is a controlled company because CBF beneficially owns more than 50% of the Company’s outstanding voting stock. Accordingly, the Company is exempt from certain corporate governance requirements and its shareholders may not have all the protections that these rules are intended to provide.

We may choose to voluntarily delist our common stock from Nasdaq or cease to be a reporting issuer under SEC rules.

We may choose to, or our majority shareholder CBF may cause us to, voluntarily delist from the Nasdaq Global Select Market. If we were to delist from Nasdaq, we may or may not list ourselves on another exchange, and may or may not be required to continue to file periodic and current reports and other information as a reporting issuer under SEC rules. A delisting of our common stock could negatively impact shareholders by reducing the liquidity and market price of our common stock, reducing information available about the Company on an ongoing basis and potentially reducing the number of investors willing to hold or acquire our common stock. In addition, if we were to delist from Nasdaq, we would no longer be subject to any of the corporate governance rules applicable to Nasdaq listed companies. See also “—As a controlled company, we are exempt from certain Nasdaq corporate governance requirements.”

Future issuance or sales of our common stock or other securities will dilute the ownership interests of our existing shareholders and could depress the market price of our common stock.

In order to maintain our capital at desired levels or required regulatory levels, or to fund future growth, the Company Board may decide from time to time to issue additional shares of common stock, preferred stock or securities convertible into, exchangeable for or representing rights to acquire shares of our common stock. The sale of these shares may significantly dilute our shareholders’ ownership interest and the per share book value of our common stock. New investors in the future may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders.

Resales of our common stock or other securities in the public market may cause the market price of our common stock to fall.

Sales of a substantial number of shares of our common stock in the public market by our shareholders (including CBF), or the perception that such sales are likely to occur, could cause the market price of our common stock to decline. Pursuant to the CBF Investment we have agreed to provide customary registration rights for the shares of common stock issued to CBF and CBF can exercise those rights in order to sell additional shares of our common stock at its discretion. We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock. We therefore can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

Market conditions and other factors may affect the value of our common stock.

The trading price of the shares of our common stock will depend on many factors, which may change from time to time, including the factors substantially similar to those identified above under “—The market price of CBF’s Class A common stock may be volatile, which could cause the value of an investment in CBF’s Class A common stock to decline.”

The trading volume in our common stock has been low and the sale of substantial amounts of our common stock in the public market could depress the price of our common stock.

Our common stock is thinly traded. The average daily trading volume of our shares on The Nasdaq Global Select Market during 2011 was approximately 48,413 shares. Thinly traded stock can be more volatile than stock trading in an active public market. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock. We therefore can give no assurance sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

Holders of our junior subordinated debentures have rights that are senior to those of our common stockholders.

We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2011, we had outstanding trust preferred securities and accompanying junior subordinated debentures with face values totaling $88.7 million. Payments of the principal and interest on the trust preferred securities of these special purpose trusts are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, our shareholders may lose some or all of their investment in our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We did not receive any written comments during 2011 from the Commission staff regarding our periodic and current reports under the Act that remain unresolved from any prior period.

ITEM 2.	PROPERTIES.

The information set forth on page 13 of Item 1, “Business — Facilities and Real Estate” is incorporated herein by reference.

ITEM 3.	LEGAL PROCEEDINGS.

On November 18, 2010, a shareholder of the Company filed a putative class action lawsuit (styled Bill Burgraff v. Green Bankshares, Inc., et al., U.S. District Court, Eastern District of Tennessee, Northeastern Division, Case No. 2:10-cv-00253) against the Company and certain of its current and former officers in the United States District Court for the Eastern District of Tennessee in Greeneville, Tennessee on behalf of all persons that acquired shares of Company common stock between January 19, 2010 and November 9, 2010. On January 18, 2011, a separate shareholder of the Company filed a putative class action lawsuit (styled Brian Molnar v. Green Bankshares, Inc., et al., U.S. District Court, Eastern District of Tennessee, Northeastern Division, Case No. 2:11-cv-00014) against the Company and certain of its current and former officers in the same court on behalf of all persons that acquired shares of Company common stock between January 19, 2010 and October 20, 2010. These lawsuits were filed following, and relate to the drop in value of the Company’s common stock price after, the Company announced its third quarter performance results on October 20, 2010. The plaintiffs allege that defendants made false and/or misleading statements or failed to disclose that the Company was purportedly overvaluing collateral of certain loans; failing to timely take impairment charges of these certain loans; failing to properly account for loan charge-offs; lacking adequate internal and financial controls; and providing false and misleading financial results. The plaintiffs have asserted federal securities laws claims against all defendants for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. The plaintiffs have also asserted control person liability claims against the individual defendants named in the complaints pursuant to Section 20(a) of the Exchange Act. The two cases were consolidated on February 4, 2011. On February 11, 2011, the Court appointed movant Jeffrey Blomgren as lead plaintiff. On May 3, 2011, the plaintiff filed an amended and consolidated complaint alleging a class period of January 19, 2010 to November 9, 2010. On July 11, 2011, Defendants filed a motion to dismiss the consolidated amended complaint. We and the individual named by the defendants collectively intend to vigorously defend themselves against these allegations.

On May 12, 2011, a stockholder of the Company filed a putative class action lawsuit (styled Betty Smith v. Green Bankshares, Inc., et al., Case No. 11-625-III, Davidson County, Tennessee, Chancery Court) against the Company, GreenBank, the Company Board and CBF on behalf of all persons holding common stock of the Company. This lawsuit was filed following our public announcement on May 5, 2011 of our entering into an investment agreement with CBF and relates to the investment in the Company by CBF. The complaint alleges that the individual defendants breached their fiduciary duties to the Company by accepting a sale price for the shares to be sold to us that was unfair to stockholders of the Company. The complaint also alleges that CBF, the Company and GreenBank aided and abetted these breaches of fiduciary duty. It seeks an injunction and/or rescission of the Green Bankshares investment and fees and expenses in an unspecified amount.

On May 25 and June 16, 2011, two other stockholders of the Company filed similar putative class action lawsuits (styled Mark McClinton v. Green Bankshares, Inc,. et al., Case No. 11-CV-284kt, Greene County Circuit Court, Greeneville, Tennessee and Thomas Cook v. Green Bankshares, Inc. et al., Case No. 2:11-cv-00176, Greenville Division, E.D. Tenn., respectively) against the Company, the Company Board and CBF on behalf of all persons holding common stock of the Company. The complaints similarly allege that the individual defendants breached their fiduciary duties to the Company by agreeing to sell shares to us at a price unfair to stockholders of the Company. The complaints also allege that CBF and the Company aided and abetted these breaches of fiduciary duty. In addition, the Cook complaint further alleges that the proxy statement filed with the SEC by the Company in connection with the transaction was issued with material omissions and misleading statements. Both claims seek an injunction and/or rescission of the CBF Investment and fees and expenses in an unspecified amount.

On July 6, 2011, another shareholder of the Company filed a lawsuit (styled Barbara N. Ballard v. Stephen M. Rownd, et al., Civil Action No. 2:11-cv-00201, E.D. Tenn.) against Green Bankshares, its Board of Directors and CBF asserting an individual claim that alleges that the individual defendants violated the securities laws by issuing a preliminary proxy statement that contains alleged material misstatements and omissions. The complaint also alleges a class action claim on behalf of all persons holding the Green Bankshares common stock against the individual defendants for breach of fiduciary duty based on these same alleged material misstatements and omissions. The complaint also alleges that Green Bankshares and CBF aided and abetted the breaches of fiduciary duty. It seeks an injunction and/or rescission of the CBF Investment and fees and expenses in an unspecified amount.

On July 26, 2011, the parties to the above-referenced class action lawsuits commenced in 2011 (other than the Molnar case) reached an agreement in principle to resolve these lawsuits on the basis of the inclusion of certain additional disclosures regarding the CBF Investment proxy statement filed with the SEC on the same date. The proposed settlement is subject to, among other things, court approval. On February 3, 2012, the court in the Smith action entered a final order resolving all claims and, on February 15, 2012, the Cook action was dismissed by the court with prejudice.

From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any such legal proceeding the resolution of which we believe would have a material adverse effect on our business, operating results, financial condition or cash flow.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On April 5, 2012, Green Bankshares, Inc. had 133,160,384 shares of common stock outstanding, of which 119,900,000 are owned by CBF. The Company’s shares are traded on The Nasdaq Global Select Market, under the symbol “GRNB”. As of March 23, 2012, Green Bankshares, Inc. has 2527 registered shareholders and 84 brokers for 2,611 holders of its common stock.

The following table shows the high and low sales price and closing price for the Company’s common stock as reported by The Nasdaq Global Select Market for 2011 and 2010.

	High/Low Sales Price During Quarter	Closing Price	Dividends Paid Per Share
2011:
First quarter	$3.89 /2.51	$2.79	$—
Second quarter	3.30 /1.99	2.62	—
Third quarter	2.90 / 1.20	1.26	—
Fourth quarter	1.68 / 1.05	1.21	—
			$—

2010:
First quarter	$9.48 /3.52	$8.16	$—
Second quarter	15.04 /7.96	12.77	—
Third quarter	13.11 /6.58	6.79	—
Fourth quarter	7.73 / 2.39	3.20	—
			$—

We do not currently intend to pay dividends on shares of our common stock in the foreseeable future and our ability to pay dividends will be subject to restrictions under applicable banking laws and regulations. The payment of cash dividends in the future will be dependent upon various factors, including our earnings, if any, cash balances, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our then-existing Board of Directors. It is the present intention of our Board of Directors to retain all earnings, if any, for use in our business operations in the foreseeable future and, accordingly, our Board of Directors does not currently anticipate declaring any dividends. Because we do not expect to pay cash dividends on our common stock for some time, any gains on an investment in our common stock will be limited to the appreciation, if any, of the market value of our common stock.

Banks and bank holding companies are subject to certain regulatory restrictions on the payment of cash dividends. Federal bank regulatory agencies have the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business. The payment of dividends by us depending on our financial condition could be deemed an unsafe or unsound practice. Our ability to pay dividends will directly depend on the ability of our subsidiary bank to pay dividends to us, which in turn will be restricted by the requirement that it maintains an adequate level of capital in accordance with requirements of its regulators and, in the future, can be expected to be further influenced by regulatory policies and capital guidelines.

In addition, in August 2010, Capital Bank entered into an Operating Agreement with the OCC (which we refer to as the “OCC Operating Agreement”), in connection with CBF’s acquisition of the Failed Banks. Capital Bank (and, with respect to certain provisions, the Company) is also subject to the FDIC Order issued in connection with the FDIC’s approval of CBF’s deposit insurance applications for the Failed Banks. The OCC Operating Agreement and the FDIC Order require that Capital Bank maintain various financial and capital ratios and require prior regulatory notice and consent to take certain actions in connection with operating the business and may restrict Capital Bank’s ability to pay dividends to its owners, including CBF and the Company, and to make changes to its capital structure.

The Company made no repurchases of its common stock during the quarter ended December 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA.

	Successor
	Company	Predecessor Company
	Sept 8 - Dec 31	Jan 1 - Sept 7
	2011	2011	2010	2009	2008	2007(1)
		(in thousands, except per share data, ratios and percentages)
Total interest income	$—	$71,180	$120,864	$138,456	$170,516	$176,626
Total interest expense	977	18,404	37,271	57,931	75,491	81,973

Net interest income	(977)	52,776	83,593	80,525	95,025	94,653
Provision for loan losses	—	(43,742)	(71,107)	(50,246)	(52,810)	(14,483)

Net interest income after provision for loan losses	(977)	9,034	12,486	30,279	42,215	80,170
Noninterest income	3,465	27,803	32,544	31,578	33,614	27,602
Noninterest expense	(282)	(77,382)	(110,815)	(229,587)	(85,837)	(69,252)

Income (loss) before income taxes	2,206	(40,545)	(65,785)	(167,730)	(10,008)	38,520
Income tax provision (benefit)	(441)	974	14,910	(17,036)	(4,648)	14,146

Net income (loss)	2,647	(41,519)	(80,695)	(150,694)	(5,360)	24,374
Preferred stock dividend and accretion of discount on warrants	—	3,409	(5,001)	(4,982)	(92)	—
Gain on retirement of Series A preferred allocated to common stockholders	—	11,188	—	—	—	—

Net income (loss) available to common shareholders	$2,647	$(33,740)	$(85,696)	$(155,676)	$(5,452)	$24,374

Per Share Data:
Net income (loss), basic	$0.02	$(2.57)	$(6.54)	$(11.91)	$(0.42)	$2.07
Net income (loss), assuming dilution	0.02	(2.57)	(6.54)	(11.91)	(0.42)	2.07
Net income (loss), assuming dilution adjusted for goodwill impairment charge(7)	0.02	(2.57)	(6.54)	(1.40)	(0.42)	2.07
Dividends declared	—	—	—	0.13	0.52	0.68
Common book value(2)(7)	1.95	N/A	5.75	12.15	24.09	24.94
Tangible common book value(3)(7)	1.63	N/A	5.23	11.44	12.23	12.73

Financial Condition Data:
Assets	$321,238	N/A	$2,406,040	$2,619,139	$2,944,671	$2,947,741
Loans, net of unearned interest	—	N/A	1,745,378	2,043,807	2,223,390	2,356,376
Cash and investments	317,434	N/A	509,415	378,785	410,344	314,615
Federal funds sold	—	N/A	4,856	3,793	5,263	$—
Deposits	—	N/A	1,976,854	2,084,096	2,184,147	1,986,793
FHLB advances and notes payable	—	N/A	158,653	171,999	229,349	318,690
Subordinated debentures	45,180	N/A	88,662	88,662	88,662	88,662
Federal funds purchased and repurchase agreements	—	N/A	19,413	24,449	35,302	194,525
Shareholders’ equity	260,049	N/A	143,897	226,769	381,231	322,477
Common shareholders’ equity(2)(7)	260,049	N/A	75,776	160,034	315,885	322,477
Tangible common shareholders’ equity(3)(7)	216,810	N/A	69,025	150,699	160,411	164,650
Tangible shareholders’ equity(4)(7)	216,810	N/A	137,146	217,434	225,757	164,650

Selected Ratios:
Interest rate spread	N/A	3.87%	3.79%	3.19%	3.48%	3.83%
Net interest margin(6)	N/A	3.86%	3.86%	3.34%	3.70%	4.25%
Total tangible equity to tangible assets(4)(5)(7)	77.99%	N/A	5.72%	8.33%	8.09%	5.90%
Tangible common equity to tangible assets(3)(5)(7)	77.99%	N/A	2.88%	5.77%	5.75%	5.90%
Return on average assets	2.76%	N/A	-3.41%	-5.59%	-0.18%	0.98%
Return on average equity	3.24%	N/A	-38.56%	-50.44%	-1.64%	8.96%
Return on average common equity(2)(7)	3.24%	N/A	-55.35%	-64.25%	-1.65%	8.96%
Return on average common tangible equity(3)(7)	3.87%	N/A	-58.32%	-96.77%	-3.14%	15.41%
Average equity to average assets	85.08%	N/A	8.85%	11.09%	11.24%	10.91%
Dividend payout ratio	N/A	N/A	N/M	N/M	N/M	32.85%
Ratio of nonperforming assets to total assets	N/A	N/A	8.56%	5.07%	2.61%	1.25%
Ratio of allowance for loan losses to nonperforming loans	N/A	N/A	45.83%	66.39%	155.28%	106.34%
Ratio of allowance for loan losses to total loans, net of unearned income loans	N/A	N/A	3.83%	2.45%	2.20%	1.45%

[1]	Information for the 2007 fiscal year includes the operations of CVBG, with which the Company merged on May 18, 2007.
[2]	Common shareholders’ equity is shareholders’ equity less preferred stock.
[3]	Tangible common shareholders’ equity is shareholders’ equity less goodwill, other intangible assets and preferred stock.
[4]	Tangible shareholders’ equity is shareholders’ equity less goodwill and other intangible assets.
[5]	Tangible assets is total assets less goodwill and other intangible assets.

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

These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, and are not necessarily comparable to non-GAAP performance measures which may be presented by other companies. The following reconciliation table provides a more detailed analysis of these non-GAAP performance measures:

	Successor
	Company	Predecessor Company
	Sept 8 - Dec 31	Jan 1 - Sept 7	At and for the Fiscal Years Ended December 31,
	2011	2011	2010	2009	2008	2007
Total shareholders’equity	$260,049	N/A	$143,897	$226,769	$381,231	$322,477
Less: Preferred stock	—	N/A	(68,121)	(66,735)	(65,346)	—
Common shareholders’equity	$260,049	N/A	$75,776	$160,034	$315,855	$322,477

Total shareholders’equity	$260,049	N/A	$143,897	$226,769	$381,231	$322,477
Less:

Goodwill	38,131	N/A	—	—	(143,389)	(143,140)
Core Deposit and other intangibles	5,108	N/A	(6,751)	(9,335)	(12,085)	(14,687)
Preferred stock	—	N/A	(68,121)	(66,735)	(65,346)	—
Tangible common shareholders’equity	$216,810	N/A	$69,025	$150,699	$160,411	$164,650

Total shareholders’equity	$260,049	N/A	$143,897	$226,769	$381,231	$322,477
Less:

Goodwill	38,131	N/A	—	—	(143,389)	(143,140)
Core Deposit and other intangibles	5,108	N/A	(6,751)	(9,335)	(12,085)	(14,687)
Tangible shareholders’equity	$216,810	N/A	$137,146	$217,434	$225,757	$164,650

Total assets	$321,238	N/A	$2,406,040	$2,619,139	$2,944,671	$2,947,741
Less:

Goodwill	38,131	N/A	—	—	(143,389)	(143,140)
Core Deposit and other intangibles	5,108	N/A	(6,751)	(9,335)	(12,085)	(14,687)
Tangible assets	$277,999	N/A	$2,399,289	$2,609,804	$2,789,197	$2,789,914

Common book value per share	1.95	N/A	$5.75	$12.15	$24.09	$24.94
Effect of intangible assets	(.32)	N/A	$(0.52)	$(0.71)	$(11.86)	$(12.21)
Tangible common book value per share	1.63	N/A	$5.23	$11.44	$12.23	$12.73

Return on average common equity	3.24%	N/A	-55.35%	-64.25%	-1.65%	8.96%
Effect of intangible assets	0.63%	N/A	-2.97%	-32.52%	-1.49%	6.45%
Return on average common tangible equity	3.87%	N/A	-58.32%	-96.77%	-3.14%	15.41%

In the table above, note that tangible shareholders’ equity and tangible assets are adjusted for the Company’s pro rata share of intangible assets of Capital Bank,N.A.

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

	Successor
	Company	Predecessor Company
	Sept 8 - Dec 31	Jan 1 - Sept 7	At and for the Fiscal Years Ended December 31,
	2011	2011	2010	2009	2008	2007
Total non-interest expense	$282	$77,382	$110,815	$229,587	$85,837	$69,252
Goodwill impairment charge	—	—	—	(143,389)	—	—

Operating expenses	$282	$77,382	$110,815	$86,198	$85,837	$69,252

Net income (loss) available to common shareholders	$2,647	$(33,740)	$(85,696)	$(155,676)	$(5,452)	$24,374
Goodwill impairment charge, net of tax of $5,975	—	—	—	137,414	—	—

Net operating income (loss)	$2,647	$(33,740)	$(85,696)	$(18,262)	$(5,452)	$24,374

Per Diluted Share:
Net income (loss) available to common shareholders	$0.02	$(2.57)	$(6.54)	$(11.91)	$(0.42)	$2.07
Goodwill impairment charge, net of tax of $5,975	—	—	—	10.51	—	—

Net operating income (loss)	$0.02	$(2.57)	$(6.54)	$(1.40)	$(0.42)	$2.07

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Headquartered in Greeneville, Tennessee, Green Bankshares, Inc. (the “Company”), is a financial services company with a 34% equity method investment in Capital Bank NA, a national banking association with approximately $6.5 billion in total assets and 143 full-service banking offices throughout Florida, North Carolina, South Carolina, Tennessee and Virginia.

Capital Bank Financial Corp. Investment

On September 7, 2011, the Company completed the issuance and sale of 119.9 million shares of its common stock to CBF for approximately $217 million in consideration. CBF is a bank holding company formed with the goal of creating a regional banking franchise in the southeastern region of the United States through organic growth and acquisition of other banks, including failed, underperforming and undercapitalized banks. CBF is the controlling owner of Capital Bank, NA. In connection with the CBF Investment, all of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and related warrants to purchase shares of the Company’s common stock issued to the U.S. Treasury through the TARP were purchased by CBF directly from the Treasury. The Series A Preferred Stock and the related warrant were retired on September 7, 2011 and are no longer outstanding.

Because of the controlling proportion of voting securities in the Company acquired by CBF, the CBF Investment is considered an acquisition for accounting purposes and requires the application and push down of the acquisition method of accounting. The accounting guidance for acquisition accounting requires that the assets acquired and liabilities assumed be recorded at their respective fair values as of the acquisition date. Any purchase price in excess of the net assets acquired is recorded as goodwill.

The most significant fair value adjustments resulting from the application of the acquisition method of accounting were made to loans. Accounting guidance requires that all loans held by the Company on the Transaction Date be recorded at their fair value. The fair value of these acquired loans takes into account both the differences in loan interest rates and market rates and any deterioration in their credit quality. Because concerns about the probability of receiving the full amount of the contractual payments from the borrowers was considered in estimating the fair value of the loans, stating the loans at their fair value results in no allowance for loan loss being provided for these loans as of the Transaction Date. As of September 7, 2011, certain loans had evidence of credit deterioration since origination, and it was probable that not all contractually required principal and interest payments would be collected. Such loans identified at the time of the acquisition were accounted for using the measurement provision for purchased credit-impaired (“PCI”) loans, according to the FASB Accounting Standards Codification (“ASC”) 310-30. The special accounting for PCI loans not only requires that they are recorded at fair value at the date of acquisition and that any related allowance for loan and lease losses is not permitted to be carried forward past the Transaction Date, but it also governs how interest income will be recognized on these loans and how any further deterioration in credit quality after the Transaction Date will be recognized and reported.

GreenBank Merger with Capital Bank, NA

On September 7, 2011, GreenBank, which was formerly a wholly-owned subsidiary of the Company, merged with and into Capital Bank, NA, a national banking association and subsidiary of TIB Financial Corp., Capital Bank Corp., and CBF, with Capital Bank, NA as the surviving entity. CBF is the owner of approximately 90% of the Company’s common stock, approximately 83% of Capital Bank Corp’s common stock and approximately 94% of TIB Financial’s common stock.

The Company began to account for its ownership in Capital Bank, NA under the equity method of accounting and the assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet.

Potential Merger of Green Bankshares, Inc. and Capital Bank Financial Corp.

On September 8, 2011, CBF’s Board of Directors approved and adopted a plan of merger which provides for the merger of Green Bankshares, Inc. with and into CBF, with CBF continuing as the surviving entity. In the merger, each share of Green Bankshares, Inc. common stock issued and outstanding immediately prior to the completion of the merger, except for certain shares held by CBF or Green Bankshares, Inc., will be converted into the right to receive .0915 of a share of CBF Class A common stock. No fractional share of Class A common stock will be issued in connection with the merger, and holders of Green Bankshares, Inc. common stock will be entitled to receive cash in lieu thereof. Since CBF currently owns more than 90% of the common stock of Green Bankshares, Inc., under Delaware and Tennessee law, no vote of our stockholders is required to complete the merger. CBF will determine when and if the merger will ultimately take place.

Presentation

All dollar amounts reported or discussed in Item 7 of this Annual Report on Form 10-K are shown in thousands, except per share amounts. Financial results for the period from September 8, 2011 through December 31, 2011 were significantly impacted by the controlling investment in the Company by CBF. As a result of the CBF Investment, CBF now owners 90% of the voting securities of the Company and followed the acquisition method of accounting and applied “acquisition accounting.” Acquisition accounting requires that the assets purchased, the liabilities assumed, and non-controlling interests all be reported in the acquirer’s financial statements at their fair value, with any excess of purchase consideration over the net assets being reported as goodwill. As part of the valuation, intangible assets were identified and a fair value was determined as required by the accounting guidance for business combinations. Accounting guidance also allows the application of “push down accounting,” whereby the adjustments of assets and liabilities to fair value and the resultant goodwill are shown in the financial statements of the acquiree. The Company is still in the process of completing its fair value analysis of assets and liabilities, and final fair value adjustments may differ from the preliminary estimates recorded to date. Balances and activity in the Company’s consolidated financial statements prior to the CBF Investment have been labeled with “Predecessor Company” while balances and activity subsequent to the CBF Investment have been labeled with “Successor Company.”

Due to the difference in lengths of reporting periods and the Bank Merger discussed above and the resulting deconsolidation of GreenBank on September 7, 2011, the operating results for 2011 only include the results of GreenBank for approximately 8 months and therefore are generally not comparable to the operations in prior years.

Performance Overview

The Successor Company reported net income of $2.6 million, or $0.02 per diluted share, for the period subsequent to the CBF investment of September 8, 2011 through December 31, 2011. Earnings primary reflect the Company’s equity method income in Capital Bank, NA, partially offset by interest expense interest on trust preferred securities.

The Predecessor Company reported a net loss available to common shareholders of $33.7 million, or $2.57 per diluted share, for the period prior to the CBF investment from January 1, 2011 through September 7, 2011. The loss was primarily attributable to credit costs which remained elevated, including both the $43.7 million loan loss provision and $24.8 million in foreclosed asset related expenses associated with the disposition and revaluation of OREO related assets. Net loan charge-offs were $38.8 million for the period from January 1, 2011 through September 7, 2011. Partially offsetting elevated credit costs was a gain of $11.2 million as a result of the redemption of the company series A preferred stock.

The Predecessor Company reported a net loss of $85.7 million or $(6.54) per diluted share for 2010 and a net loss of $18.3 million or $(1.40) per diluted share for 2009, excluding a $137,414 goodwill impairment charge, net of tax of $5,975. The net loss available to common shareholders on a diluted per share basis for 2009 was $11.91 including the goodwill impairment. The loss reported for 2010 was primarily due to a $71.1 million provision for loan losses and $35.4 million in foreclosed asset related expenses. The loss reported for 2009 was due primarily to a $50.2 million provision for loan losses and $12.5 million in foreclosed asset related expenses. Net loan charge-offs were $54.4 million for 2010 and $48.9 million for 2009.

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

Financial results for 2011 were significantly impacted by the controlling investment in the Company by CBF. The Company elected to apply push-down accounting. Accordingly, the Company’s assets and liabilities were adjusted to estimated fair values at the CBF Investment date, resulting in elimination of the allowance for loan losses. The Company is still in the process of completing its fair value analysis of assets and liabilities, and final fair value adjustments may differ from the preliminary estimates recorded to date.

Due to its ownership level and significant influence, the Company’s investment in Capital Bank, NA is recorded as an equity-method investment in that entity. As of December 31, 2011, the Company’s investment in Capital Bank, NA totaled $315.3 million, representing the Company’s primary asset. The investment reflected the Company’s 34% pro rata ownership of Capital Bank, NA’s total shareholders’ equity as a result of the Bank Merger. In periods subsequent to the Merger, the Company will adjust this equity investment balance based on its equity in Capital Bank, NA’s net income and comprehensive income. In connection with the Bank Merger, assets and liabilities of GreenBank were de-consolidated from the Company’s balance sheet resulting in a significant decrease in total assets and total liabilities of the Company in the third quarter of 2011.

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

The Company believes its critical accounting policies and estimates also include the valuation of the allowance for net Deferred Tax Assets (“DTA”). As a result of the application of the acquisition method of accounting a net deferred tax asset of $53,407 was recognized at acquisition date. The net deferred tax asset is primarily related to the recognition of differences between certain tax and book bases of assets and liabilities related to the acquisition method of accounting, including fair value adjustments discussed elsewhere in this section, along with federal and state net operating losses that the Company determined to be realizable as of the acquisition date. A valuation allowance is recorded for deferred tax assets, including net operating losses if the Company determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Results of Operations

Due to the Bank Merger discussed above and the resulting deconsolidation of GreenBank on September 7, 2011, operating results for 2011 only include the results of GreenBank for approximately 8 months and therefore are generally not comparable to the operations in prior years.

Net Income / (Loss).

September 8 through December 31, 2011 (Successor Company):

The Successor Company reported net income of $2.6 million for the period from September 8, 2011 through December 31, 2011. Basic and diluted income per common share was $.02. Equity method income in Capital Bank, NA of $3.4 million was partially offset by $977 of interest expense interest on trust preferred securities.

January 1 through September 7, 2011 (Predecessor Company):

The Predecessor Company reported a net loss available to common shareholders of $33.7 million, or $2.57 per diluted share, for the period prior to the CBF investment from January 1, 2011 through September 7, 2011.

The loss was primarily attributable to credit costs which remained elevated, including both the $43.7 million loan loss provision and $24.8 million in foreclosed asset related expenses associated with the disposition and revaluation of OREO related assets. Net loan charge-offs were $38.8 million. Partially offsetting elevated credit costs was a gain of $11.2 million as a result of the redemption of the company series A preferred stock.

Twelve Months Ended December 31, 2010 (Predecessor Company):

The net loss for the twelve months ended December 31, 2010 was $85.7 million or $(6.54) per diluted share.

The loss was primarily due to a $71.1 million provision for loan losses and $35.4 million in foreclosed asset related expenses. Net loan charge-offs were $54.4 million.

Twelve Months Ended December 31, 2009 (Predecessor Company):

The Company reported a net loss of $18.3 million or $(1.40) per diluted share for 2009, excluding a $137.4 million goodwill impairment charge, net of tax of $6 million. The net loss available to common shareholders on a diluted per share basis for 2009 was $11.91 including the goodwill impairment. The loss was due primarily to a $50.2 million provision for loan losses and $12.5 million in foreclosed asset related expenses. Net loan charge-offs were $48.9 million for 2009.

Net Interest Income.

September 8 through December 31, 2011 (Successor Company):

Subsequent to the deconsolidation of GreenBank on September 7, 2011, the Successor Company has no interest bearing assets. The Company’s primary asset is an equity method investment in Capital Bank for which earnings are reported as non-interest income.

January 1 through September 7, 2011 (Predecessor Company):

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

Net interest income for the period of January 1 through September 7, 2011 was $52.8 million. The net interest margin was 3.86%, unchanged versus the full year of 2010 as a 0.37% decline in earning asset yields, as loan runoff was replaced with lower yield securities and liquid assets, was offset by a 0.44% decline in rates paid on interest bearing liabilities as declines in certificates of deposit were largely offset by growth in lower cost non-time deposits

Twelve Months Ended December 31, 2010 (Predecessor Company):

Net interest income for 2010 was $83.6 million, up $3.1 million versus 2009 despite deleveraging average earning assets of the Company by $248 million from 2009 to 2010. The net interest margin was 3.86% for 2010, up 0.52% versus the 2009 net interest margin of 3.34%, as interest rate floors were triggered in loan agreements and interest-bearing liabilities were re-priced in a lower interest rate market environment. The 2010 net interest margin also benefited from a modest increase in average non-interest bearing demand deposits.

Average loan balances in 2010 were $1,834 million compared with $2,096 million in 2009 and were principally responsible for the decline in average earning assets, partially offset by an increase in short-term investments as liquidity levels increased. Simultaneously, the Company reduced its large certificates of deposit as average balances declined by $325 million and further eliminated $56 million in borrowed funds.

Twelve Months Ended December 31, 2009 (Predecessor Company):

Net interest income for 2009 was $80.5 million, down $14.5 million versus 2008. The net interest margin was 3.34% for 2009.

The Company experienced a decline in average balances of interest-earning assets, with average total interest-earning assets decreasing by $157 million, or 6%, to $2,433 million in 2009 from $2,590 million in 2008. Most of the decline occurred in loans, with average loan balances decreasing by $203 million, or 9%, to $2,096 million in 2009 from $2,299 million in 2008. The decrease was primarily due to the continued downturn in economic conditions throughout 2009 that resulted in lower loan demand and heightened levels of loan charge-offs. Average investment securities also decreased $84 million, or 31%, to $189 million in 2009 from $273 million in 2008 as the Company focused on de-levering the balance sheet and reducing excess liquidity. Average balances of total interest-bearing liabilities also decreased in 2009 from 2008, with average total interest-bearing deposit balances decreasing by $12 million, or 1%, to $1,951 million in 2009 from $1,963 million in 2008, and average securities sold under repurchase agreements and short-term borrowings, and subordinated debentures and FHLB advances and notes payable decreased by $111 million or 25%, to $338 million in 2009 from $449 million in 2008. These decreases are primarily related to the reduction in securities sold under repurchase agreements and short-term borrowings along with the maturities and early payoffs of FHLB advances.

Average Balances, Interest Rates and Yields.

Predecessor Company net interest income was affected by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest rate spread”) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Predecessor Company’s interest rate spread was affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. When the total of interest-earning assets approximates or exceeds the total of interest-bearing liabilities, any positive interest rate spread will generate net interest income. An indication of the effectiveness of an institution’s net interest income management is its “net yield on interest-earning assets,” which is net interest income on a fully taxable equivalent basis divided by average interest-earning assets.

The following table sets forth certain information relating to the Predecessor Company’s consolidated average interest-earning assets and interest-bearing liabilities and reflects the average fully taxable equivalent yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented.

	2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans(1)(4)
Real estate loans	$1,517,937	$86,904	5.73%	$1,719,026	$99,796	5.81%
Commercial loans	250,126	14,358	5.74%	295,913	16,284	5.50%
Consumer and other loans-net(2)	65,802	8,963	13.62%	81,242	9,660	11.89%
Fees on loans	—	3,563		—	3,532

Total loans (including fees)	$1,833,865	$113,788	6.20%	$2,096,181	$129,272	6.17%

Investment securities(3)
Taxable	$137,148	$4,937	3.60%	$144,881	$7,035	4.86%
Tax-exempt(4)	30,799	1,909	6.20%	31,660	1,938	6.12%
FHLB and other stock	12,734	530	4.16%	12,836	573	4.46%

Total investment securities	$180,681	$7,376	4.08%	$189,377	$9,546	5.04%
Other short-term investments	170,952	435	0.25%	147,918	376	0.25%

Total interest-earning assets	$2,185,498	$121,599	5.56%	$2,433,476	$139,194	5.72%

Noninterest-earning assets
Cash and due from banks	$42,743			$45,870
Premises and equipment	80,556			83,478
Other, less allowance for loan losses	202,649			219,831

Total noninterest- earning assets	$325,948			$349,179

Total assets	$2,511,446			$2,782,655

[1]	Average loan balances exclude nonaccrual loans.
[2]	Installment loans are stated net of unearned income.
[3]	The average balance of and the related yield associated with securities available for sale is based on the cost of such securities.
[4]

Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

	2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-bearing liabilities:
Deposits
Savings, interest checking, and money market accounts	$980,878	$9,924	1.01%	$784,135	$10,078	1.29%
Time deposits	841,458	18,510	2.20%	1,166,640	35,690	3.06%

Total deposits	$1,822,336	$28,434	1.56%	$1,950,775	$45,768	2.35%

Securities sold under repurchase agreements and short-term borrowings	22,338	22	0.10%	28,049	29	0.10%
Subordinated debentures	88,662	1,980	2.23%	88,662	2,577	2.91%
FHLB advances and notes payable	171,229	6,835	3.99%	221,282	9,557	4.32%

Total interest-bearing liabilities	$2,104,565	$37,271	1.77%	$2,288,768	$57,931	2.53%

Noninterest bearing liabilities:
Demand deposits	$166,814			$162,765
Other liabilities	17,854			22,477

Total non-interest-bearing liabilities	$184,668			$185,242

Shareholders’ equity	222,213			308,645

Total liabilities and shareholders’ equity	$2,511,446			$2,782,655

Net interest income		$84,328			$81,263

Margin analysis:
Interest rate spread			3.79%			3.19%

Net yield on interest-earning assets (net interest margin)			3.86%			3.34%

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

	2010 vs. 2009				2009 vs. 2008
	Volume	Rate	Rate/ Volume	Total Change	Volume	Rate	Rate/ Volume	Total Change
Interest income:
Loans, net of unearned income	$(16,177)	$792	$109	$(15,484)	$(13,729)	$(13,909)	$1,227	$(26,411)
Investment securities:
Taxable	(376)	(1,826)	(104)	(2,098)	(4,645)	(1,713)	623	(5,735)
Tax-exempt	(53)	25	1	(27)	(66)	9	—	(57)
FHLB and other stock, at cost	(5)	(38)	—	(43)	13	(88)	1	(74)
Other short-term investments	59	—	—	59	1,272	(127)	(944)	201

Total interest income	(16,552)	(1,047)	6	(17,593)	(17,155)	(15,828)	907	(32,076)

Interest Expense:

Savings, interest checking, and money market accounts	2,529	(2,145)	(539)	(155)	2,128	(1,347)	(291)	490
Time deposits	(9,948)	(10,027)	2,795	(17,180)	(5,549)	(8,201)	938	(12,812)
Short-term borrowings	(6)	(1)	—	(7)	(1,671)	(1,379)	968	(2,082)
Subordinated debentures	—	(597)	—	(597)	—	(1,978)	—	(1,978)
Notes payable	(2,162)	(724)	164	(2,722)	(1,389)	242	(31)	(1,178)

Total interest expense	(9,587)	(13,494)	2,420	(20,661)	(6,481)	(12,663)	1,584	(17,560)

Net interest income	$(6,965)	$12,447	$(2,414)	$3,068	$(10,674)	$(3,165)	$(677)	$(14,516)

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

Provision for Loan Losses.

September 8 through December 31, 2011 (Successor Company):

Subsequent to the deconsolidation of GreenBank on September 7, 2011, the Company has no loans, and thus no provision for loan losses.

Predecessor Company:

For the Predecessor Company, management assessed the adequacy of the allowance for loan losses by considering a combination of regulatory and credit risk criteria. The entire loan portfolio was graded and potential loss factors were assigned accordingly. The potential loss factors for impaired loans were assigned based on independent valuations of underlying collateral and management’s judgment. The potential loss factors associated with unimpaired loans were based on a combination of both internal and industry net loss experience, as well as management’s review of trends within the portfolio and related industries.

Generally, commercial real estate, residential real estate and commercial loans were assigned a level of risk at inception. Thereafter, these loans were reviewed on an ongoing basis. The review includes loan payment and collateral status, borrowers’ financial data and borrowers’ internal operating factors such as cash flows, operating income, liquidity, leverage and loan documentation, and any significant change can result in an increase or decrease in the loan’s assigned risk grade. Aggregate dollar volume by risk grade was monitored on an ongoing basis. The establishment of and any changes to risk grades for consumer loans are generally based upon payment performance.

The Bank’s loan loss allowance was increased or decreased based on management’s assessment of the overall risk of its loan portfolio. A portion of the allowance may be allocated to specific loans reflecting unusual circumstances.

Management reviewed certain key loan quality indicators on a monthly basis, including current economic conditions, historical charge-offs, delinquency trends and ratios, portfolio mix changes and other information management deems necessary. This review process provided a degree of objective measurement that was used in conjunction with periodic internal evaluations. To the extent that this process yields differences between estimated and actual observed losses, adjustments were made to provisions and/or the level of the allowance for loan losses.

Increases and decreases in the allowance for loan losses due to changes in the measurement of impaired loans were reviewed monthly given the current economic environment. To the extent that impairment was deemed probable, an adjustment was reflected in the provision for loan losses, if necessary, to reflect the losses inherent in the loan portfolio. Loans continued to be classified as impaired unless payments were brought fully current and satisfactory performance was observed for a period of at least six months and management further considered the collection of scheduled interest and principal to be probable.

The Predecessor Company’s provision for loan losses was $43,742 for the period of January 1, 2011 through September 7, 2011, versus $71,107 for the year 2010 while the total loan loss reserve increased from $66,830 at December 31, 2010 to $71,745 at September 7, 2011. For the period of January 1, 2011 through September 7, 2011, net charge-offs were $38,827 compared with net charge-offs of $54,438 for the full year 2010. Management continually evaluated the existing portfolio in light of loan concentrations, current general economic conditions and economic trends. On a monthly basis, the Company undertook an extensive review of every loan in excess of $1 million that is adversely risk graded and every loan regardless of amount graded substandard.

The Company recorded a risk allocation allowance for loan losses on impaired loans where the risk of loss was deemed to be probable and the amount could be reasonably estimated. Further, the Company specifically recorded additional allowance amounts for individual loans when the circumstances so warrant.

To further manage its credit risk on loans, the Company maintained a “watch list” of loans that, although currently performing, had characteristics that require closer supervision by management. At December 31, 2010 “watch list” loans totaled $88,130 declining from $212,288 at year end 2009.

Non-interest Income.

September 8 through December 31, 2011 (Successor Company):

Subsequent to the deconsolidation of GreenBank on September 7, 2011, the Company’s non-interest income consists of earnings on its equity method investment in Capital Bank, which totaled $3,446 for the period of September 8, 2011 through December 31, 2011.

January 1 through September 7, 2011 (Predecessor Company):

Predecessor Company non-interest income, which consisted primarily of service charges, commissions and fees, totaled $27,803 for the period from January 1, 2011 through September 7, 2011. The largest component of non-interest income was service charges on deposit accounts, which totaled $16,346. Other significant categories for the period from January 1, 2011 through September 7, 2011 included $1,457 of trust and investment services income and $6,324 of gains from the sale of investment securities.

Twelve Months Ended December 31, 2010 (Predecessor Company):

Non-interest income totaled $32,544 in 2010, up $966 or 3% versus 2009. The increase in total non-interest income in 2010 primarily reflects higher service charges on deposit accounts, trust and investment services income, mortgage banking income and lower other-than-temporary impairment charges on investments.

Non-interest Expense.

The Company is unable to provide a comparable analysis in this discussion of non-interest expense because there are no comparable periods due to the Bank Merger discussed above.

September 8 through December 31, 2011 (Successor Company):

Expenses for the period of September 8, 2011 through December 31, 2011 were $282, consisting primarily of legal costs and management fee expense related to services provided to the Company by employees of Capital Bank, NA.

January 1 through September 7, 2011 (Predecessor Company):

Predecessor Company non-interest expenses for the period of January 1, 2011 through September 7, 2011 totaled $77,382. The two largest categories of expenses were employment costs, which totaled $21,560, and costs associated with losses and revaluations on OREO properties held for sale, which remained elevated at $24,804, reflecting continued credit challenges. Employment costs included severance costs of approximately $570 associated with the Company’s reduction in force effected in the first quarter of 2011 given the current business environment and level of business activity.

Twelve Months Ended December 31, 2010 (Predecessor Company):

Total non-interest expense was $110,815 in 2010 compared to $229,587 in 2009. The decline in 2010 of $118,772 from 2009 principally reflects the one-time non-cash charge taken for goodwill impairment of $143,389. During 2010, the Company incurred $35,447 in costs associated with losses and revaluations on OREO properties held for sale compared with $12,509 incurred in 2009.

Income Taxes.

The Successor Company’s effective tax rate for the period of September 8, 2011 through December 31, 2011 was (20.0)% as its equity method income in Capital Bank, NA is not taxable.

For the period of January 1, 2011 through September 7, 2011, the Predecessor Company’s only income tax was a $974 Modified Endowment Contract penalty associated with the surrender of bank owned life insurance policies. No tax benefit was recorded related to the Company’s net loss before tax, due to an offsetting increase in the valuation allowance against deferred taxes.

The Predecessor Company’s effective tax rate was (22.7)% and 10.2% in 2010 and 2009, respectively. The year ended December 31, 2010 was significantly impacted by the DTA valuation allowance of $43,455. A valuation allowance is recognized for a net DTA if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire DTA will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, the Company entered into a three-year cumulative pre-tax loss position (excluding the goodwill impairment charge recognized in the first quarter of 2009) as of December 31, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome. The Company’s estimate of the realization of its net DTA was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years, and tax planning strategies.

Changes in Financial Condition

Subsequent to the Merger Date, the Successor Company’s significant assets and liabilities are comprised of cash, its equity method investment in Capital Bank, NA, deferred income tax accounts and trust preferred securities.

Predecessor Company total assets at December 31, 2010 were $2,406,040 compared with $2,619,139 at December 31, 2009 a decrease of $213,099. Major changes in the balance sheet categories reflect a decline in loan balances of $298,429 from the prior year comprised of loan charge-offs of $54,438 and transfers to foreclosures of $54,613 accompanied with a decline in lending associated with the current recessionary conditions in the economy. These decreases were offset by an increase of $83,720 in cash and cash equivalents and interest earning deposits in banks. Average assets for 2010 also decreased to $2,511,446, a reduction of $271,209, or 10%, from the average asset balance of $2,782,655 for 2009. This decrease in average assets was also due primarily to the items mentioned previously. The Company’s return on average assets was (3.41%) in 2010 and (5.59%) in 2009, principally as a result of the goodwill impairment charge in 2009.

Earning assets consist of loans, investment securities and short-term investments that earn interest. Average earning assets during 2010 were $2,185,498 compared with $2,433,476 in 2009, a decrease of 10%. The decrease in average earnings assets was due primarily to the reduction of loan and investment securities balances throughout 2010 as the Company de-levered the Balance Sheet plus the general decline in lending associated with recessionary conditions in the economy.

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

Interest paid on deposits in 2010 was $28,434 at an effective rate of 1.56% compared with $45,768 in 2009 at an average cost of 2.35% as market interest rates declined throughout the 2010.

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

The Successor Company had cash balances of $2.1 million as of December 31, 2011, sufficient to fund interest payments on trust preferred securities for approximately one year. As discussed in Note 14, the Successor Company’s primary source of funds to pay dividends to shareholders is the dividends it receives from Capital Bank. In August 2010, Capital Bank entered into an Operating Agreement with the OCC (which we refer to as the “OCC Operating Agreement”), in connection with the acquisition of the Failed Banks. Capital Bank (and, with respect to certain provisions, the Company and CBF) is also subject to an Order of the FDIC, dated July 16, 2010 (which we refer to as the “FDIC Order”) issued in connection with the FDIC’s approval of CBF’s deposit insurance applications for the Failed Banks. The OCC Operating Agreement and the FDIC Order require that Capital Bank maintain various financial and capital ratios and require prior regulatory notice and consent to take certain actions in connection with operating the business and they restrict Capital Bank’s ability to pay dividends to CBF and the Company and to make changes to its capital structure. A failure by CBF or Capital Bank to comply with the requirements of the OCC Operating Agreement or the FDIC Order could subject CBF to regulatory sanctions; and failure to comply, or the objection, or imposition of additional conditions, by the OCC or the FDIC, in connection with any materials or information submitted thereunder, could prevent CBF from executing its business strategy and negatively impact its business, financial condition, liquidity and results of operations.

The Predecessor Company maintained borrowing availability with the FHLB which was fully utilized at December 31, 2010. The Company also maintained federal funds lines of credit totaling $70,000 at four correspondent banks of which $70,000 was available at December 31, 2009, and $10,000 of the federal funds lines of credit is secured by cash on deposit. The Company believed it had sufficient liquidity to satisfy its current operating needs.

For the period from September 8, 2011 through December 31, 2011, the Successor Company experienced a $540,634 decline in cash. The two primary contributors were (i) the merger of GreenBank into Capital Bank, NA, which reduced cash by $393,433 and (ii) a $142,850 increase in the investment in Capital Bank, NA.

For the period from January 1, 2011 through September 7, 2011, the operating activities of the Predecessor Company provided $32,697 of cash flows. Cash flows from operating activities were positively affected by various non-cash items, including (i) $43,742 in provision for loan losses, (ii) $3,597 of depreciation and amortization and (iii) $20,362 net loss on OREO and repossessed assets. This was offset in part by a net loss of $41,519. In addition, cash flows from operating activities were increased by the proceeds from the sale of held-for-sale loans of $20,362, offset by cash used to originate held-for-sale loans of $20,563.

For the period of January 1, 2011 through September 7, 2011, investing activities, including lending, provided $197,623 of the Predecessor Company’s cash flows. Cash flows from investing activities increased from (i) the sale of OREO in the amount of $19,781, (ii) the net decrease in loans of $146,969 and (iii) maturities and sales of investments available for sale which exceeded investment purchases by $32,074. Premises and equipment of $947 reduced cash provided from investing activities.

For the period of January 1, 2011 through September 7, 2011, net cash flows of $18,191 were generated by Predecessor Company financing activities, primarily reflecting a $124,497 decline in deposits offset by $147,569 of proceeds from the CBF Investment.

In 2010, operating activities of the Predecessor Company provided $44,842 of cash flows. Cash flows from operating activities were positively affected by various non-cash items, including (i) $71,107 in provision for loan losses, (ii) $7,152 of depreciation and amortization, (iii) $29,895 net loss on OREO and repossessed assets, and (iv) $26,739 in deferred tax expense. This was offset in part by (i) a net loss of $80,695, (ii) a decrease in other assets of $4,139, and (iii) a reduction in accrued interest payable and other liabilities of $5,505. In addition, cash flows from operating activities were increased by the proceeds from the sale of held-for-sale loans of $47,881, offset by cash used to originate held-for-sale loans of $46,994.

Investing activities, including lending, provided $167,213 of the Predecessor Company’s cash flows in 2010. Cash flows from investing activities increased from (i) the sale of OREO in the amount of $16,136, (ii) the net decrease in interest-bearing deposits with banks of $11,000, and (iii) the net decrease in loans of $195,847. Investments from the purchase of securities in excess of maturities from securities available for sale over in the amount of $53,414 and premises and equipment of $1,551 in 2010 reduced cash provided from investing activities.

Net cash flows of $128,335 were used by Predecessor Company financing activities. The financing cash flow activity in 2010 with respect to notes payable reflected a repayment of funds in the amount of $13,346 and a repayment of funds of $57,350 during 2009. The Company elected to repay FHLB advances by the overall contraction of the balance sheet. In addition, federal funds purchased and repurchase agreements were reduced by $5,036 during 2009. Cash flows used by the net change in total deposits reduced deposits by $107,242, as the continued to reduce the size of the balance sheet. The Company’s cash flow from financing activities was also decreased by the Company’s dividend payments during 2010 of $2,711 on preferred stock.

Capital Resources.

On September 7, 2011, the Company completed the issuance and sale of 119.9 million shares of its common stock to CBF for approximately $217 million in consideration. CBF is the controlling owner of Capital Bank, NA. In connection with the CBF Investment, all of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and related warrants to purchase shares of the Company’s common stock issued to the U.S. Treasury through the TARP were purchased by CBF from the Treasury. The Series A Preferred Stock and the related warrant were retired on September 7, 2011 and are no longer outstanding.

The Predecessor Company’s capital had continued to exceed the regulatory definition of a “well capitalized” financial institution at December 31, 2010, but had fallen below the informal agreement reached with regulators as discussed in the Company’s Form 10-Q for the third quarter of 2010 for the Bank to maintain a Tier 1 leverage ratio of 10.0% and the Total risk-based capital ratio of 14.0%.

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

Shareholders’ equity on December 31, 2010 was $143,897, a decrease of $82,872, or 37%, from $226,769 on December 31, 2009. The decrease in shareholders’ equity was primarily driven by 2010 provision expense of $71,107 and DTA valuation allowance of $43,455.

On December 23, 2008 the Company entered into a definitive agreement with the U.S. Treasury. Pursuant to the Agreement, we sold to the U.S. Treasury 72,280 shares of Series A preferred stock, having a liquidation amount equal to $1,000 per share, with an attached warrant (the “Warrant”) to purchase 635,504 shares of our common stock, par value $2.00 per share, for $17.06 per share.

The preferred stock qualifies as Tier 1 capital and payed cumulative dividends at a rate of 5% per year, for the first five years, and 9% per year thereafter. The Warrant had a 10-year term and an exercise price, subject to anti-dilution adjustments, equal to $17.06 per share of common stock. The Company is permitted to redeem the Series A preferred stock at any time without penalty subject to the U.S. Treasury’s consultation with the Company’s and the Bank’s appropriate regulatory agency. As noted above, in connection with the CBF Investment, all of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and related warrants to purchase shares of the Company’s common stock issued to the U.S. Treasury through the TARP were purchased by CBF from the Treasury and are no longer outstanding.

Risk-based capital regulations adopted by the FRB and the FDIC require both bank holding companies and banks to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure “Tier 1” capital (consisting of stockholders’ equity and trust preferred securities, less goodwill) and total capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting after conversion to balance sheet equivalent amounts. All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1, capital. At December 31, 2010 and 2011, the Predecessor Company and the Bank each satisfied their respective minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements. Actual capital levels and minimum levels (in millions) were:

			Minimum Required
			to be Well
	Actual		Capitalized
	Actual	Ratio (%)	Actual	Ratio (%)
Successor Company:

December 31, 2011:
Total Capital (to Risk Weighted Assets)
Consolidated	$306.7	99.8	$30.7	10
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$306.7	99.8	$18.4	6
Tier 1 Capital (to Average Assets)
Consolidated	$306.7	100.7	$15.2	5

Predecessor Company:

December 31, 2010:
Total Capital (to Risk Weighted Assets)
Consolidated	$239.7	13.2	$181.6	10
Bank	239.6	13.2	181.3	10
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$216.5	11.9	$108.9	6
Bank	216.4	11.9	108.8	6
Tier 1 Capital (to Average Assets)
Consolidated	$216.5	8.9	$122.0	5
Bank	216.4	8.9	121.8	5

Off-Balance Sheet Arrangements

Subsequent to the deconsolidation of GreenBank on September 7, 2011, the Company has no off-balance sheet arrangements.

Asset/Liability Management

Subsequent to the Merger Date, the Successor Company’s significant assets and liabilities are comprised of cash, its equity method investment in Capital Bank, NA, deferred income tax accounts and trust preferred securities.

Market risk is the risk that a financial institution’s earnings and capital, or its ability to meet its business objectives, will be adversely affected by movements in market rates or prices such as interest rates, foreign exchange rates, equity rates, equity prices, credit spreads and/or commodity prices. The Company has assessed its market risk as predominately interest rate risk. As of December 31, 2011, the Company has no interest earning assets and our interest-bearing liabilities consist of trust preferred securities with a notional amount of $86 million. Accordingly, our net interest income is sensitive to changes in interest rates. As the most significant component of our future operating results will be derived from our 34% investment in Capital Bank, NA, which represents approximately 98% of the Company’s total assets at December 31, 2011, we anticipate that net interest income will become a less significant measure of the operating results of the Company in future periods. As all of the Company’s trust preferred securities are tied to the three month LIBOR rate, changes in net interest income would be directly correlated to changes in this rate. Accordingly, 100 and 200 basis point changes in this rate would result in $860,000 and $1,720,000 changes in interest expense, respectively.

The Predecessor Company’s Asset/Liability Committee (“ALCO”) actively measured and managed interest rate risk using a process developed by the Bank. The ALCO was also responsible for recommending the Company’s asset/liability management policies to the Board of Directors for approval, overseeing the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviewing the Company’s interest rate sensitivity position.

The primary tool that management used to measure short-term interest rate risk is a net interest income simulation model prepared by an independent national consulting firm and reviewed by another separate and independent national consulting firm. These simulations estimated the impact that various changes in the overall level of interest rates over one- and two-year time horizons would have on net interest income. The results helped the Company develop strategies for managing exposure to interest rate risk.

Like any forecasting technique, interest rate simulation modeling is based on a large number of assumptions. In this case, the assumptions relate primarily to loan and deposit growth, asset and liability prepayments, interest rates and balance sheet management strategies. Management believedthat both individually and in the aggregate the assumptions were reasonable. Nevertheless, the simulation modeling process produced only a sophisticated estimate, not a precise calculation of exposure.

The Predecessor Company’s guidelines for interest rate risk management called for preventive measures if a gradual 200 basis point increase or decrease in short-term rates over the next 12 months would affect net interest income over the same period by more than 18.5%. The Company had been operating well within the guidelines. As of December 31, 2010 and 2009, based on the results of the independent consulting firm’s simulation model, the Company could expect net interest income to increase by approximately 6.31% and 12.75%, respectively, if short-term interest rates immediately increase by 200 basis points. Conversely, if short-term interest rates immediately decrease by 200 basis points, net interest income could be expected to decrease by approximately 5.40% and 14.20%, respectively.

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

The Predecessor Company’s net interest income simulation model incorporated certain assumptions with respect to interest rate floors on certain deposits and other liabilities. Further, given the relatively low interest rates on some deposit products, a 200 basis point downward shock could very well reduce the costs on some liabilities below zero. In these cases, the Company’s model incorporates constraints which prevent such a shock from simulating liability costs to zero.

The Predecessor Company also used an economic value of equity model, prepared and reviewed by the same independent national consulting firm, to complement its short-term interest rate risk analysis. The benefit of this model is that it measures exposure to interest rate changes over time frames longer than the two-year net interest income simulation. The economic value of the Company’s equity was determined by calculating the net present value of projected future cash flows for current asset and liability positions based on the current yield curve.

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

The Predecessor Company’s guidelines for risk management called for preventive measures if an immediate 200 basis point increase or decrease in interest rates would reduce the economic value of equity by more than 23%. The Company operated well within the upper guideline but did not operate within the lower guideline for this ratio as of December 31, 2010. As of December 31, 2010 and 2009, based on the results of an independent national consulting firm’s simulation model and reviewed by a separate independent national consulting firm, the Company could expect its economic value of equity to increase by approximately 16.71% and 10.48%, respectively, if short-term interest rates immediately increased by 200 basis points. Conversely, if short-term interest rates immediately decrease by 200 basis points, economic value of equity could be expected to decrease by approximately 27.85% and 21.94%, at December 31, 2010 and 2009, respectively. The down 200 basis point scenario came in below the Company’s minimum operating guideline of 23% as a result of loan transfers to OREO and non-accrual status thus reducing the impact of the down 200 basis point scenario from the asset side of our balance sheet.

Disclosure of Contractual Obligations

Subsequent to the Merger Date, the Successor Company’s significant liabilities are comprised of deferred income tax accounts and trust preferred securities.

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Subordinated debentures	—	—	—	$45,180	$45,180

The above balance for subordinated debentures reflects fair value. Excluding the fair value adjustment, subordinated debenture balances were $88,662 as of December 31, 2011.

In the ordinary course of operations, the Predecessor Company enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes the Predecessor Company’s significant fixed and determinable contractual obligations as of December 31, 2010:

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

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 amended guidance on the annual goodwill impairment test performed by the Company. Under the amended guidance, the Company will have the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than the carrying value, the quantitative impairment test is required. If the Company believes the fair value of a reporting unit is greater than the carrying value, no further testing is required. A company can choose to perform the qualitative assessment on some or none of its reporting entities. The amended guidance includes examples of events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. These include macro-economic conditions such as deterioration in the entity’s operating environment, entity-specific events such as declining financial performance, and other events such as an expectation that a reporting unit will be sold. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt the amended guidance even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The adoption of this update did not have an impact on the Company’s consolidated financial condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The new guidance amends existing guidance by (i) eliminating the option to present components of other comprehensive income (which we refer to as “OCI”) as part of the statement of changes in shareholders’ equity, (ii) requiring the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements, and (iii) requiring the presentation of reclassification adjustments on the face of the statement. The new guidance does not change the option to present components of OCI either before or after related income tax effects, the items that must be reported in OCI, when an item of OCI should be reclassified to net income, or the computation of earnings per share (which continues to be based on net income). This guidance is effective for interim and annual periods beginning on or after December 15, 2011 for public companies, with early adoption permitted and retrospective application required. The adoption of this update did not have an impact on the Company’s consolidated financial condition or results of operations but will alter future disclosures.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amended guidance (i) clarifies how a principal market is determined, (ii) establishes the valuation premise for the highest and best use of nonfinancial assets, (iii) addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, (iv) extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and (v) requires additional disclosures including transfers between Level 1 and Level 2 of the fair value hierarchy, quantitative and qualitative information and a description of an entity’s valuation process for Level 3 fair value measurements, and fair value hierarchy disclosures for financial instruments not measured at fair value. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The adoption of this update did not have a material impact on the Company’s consolidated financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-02, Receivables. The new guidance amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of this update did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

In March 2010, the FASB issued new guidance impacting receivables. The new guidance clarifies that a modification to a loan that is part of a pool of loans that were acquired with deteriorated credit quality should not result in the removal of the loan from the pool. This guidance is effective for any modifications of loans accounted for within a pool in the first interim or annual reporting period ending after July 15, 2010. The adoption of this guidance was not material to our consolidated financial statements.

In February 2010, the FASB issued new guidance impacting fair value measurements and disclosures. The new guidance requires a gross presentation of purchases and sales of Level 3 activities and adds a new requirement to disclose transfers in and out of Level 1 and Level 2 measurements. The guidance related to the transfers between Level 1 and Level 2 measurements was effective for us on January 1, 2010. The guidance that requires increased disaggregation of the Level 3 activities is effective for us on January 1, 2011.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth on pages 72 through 73 of Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Asset/Liability Management” is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, notes thereto and report of independent registered public accounting firm thereon included on the following pages are incorporated herein by reference.

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	76

Consolidated Balance Sheets as of December 31, 2011 (Successor) and 2010 (Predecessor)	79
Consolidated Statements of Income for the period from September 8, 2011 through December 31, 2011 (Successor), the period from January 1, 2011 through September 7, 2011, year ended December 31, 2010 and year ended December 31, 2009 (Predecessor)	80
Consolidated Statements of Changes in Shareholders’ Equity for the period from January 1, 2011 through September 7, 2011, year ended December 31, 2010 and year ended December 31, 2009 (Predecessor)	81
Consolidated Statements of Changes in Shareholders’ Equity for the period from September 8, 2011 through December 31, 2011 (Successor)	82
Consolidated Statements of Cash Flows for the period from September 8, 2011 through December 31, 2011 (Successor), the period from January 1, 2011 through September 7, 2011, year ended December 31, 2010 and year ended December 31, 2009 (Predecessor)	83
Notes to Consolidated Financial Statements for the period from September 8, 2011 through December 31, 2011 (Successor), the period from January 1, 2011 through September 7, 2011, year ended December 31, 2010 and year ended December 31, 2009 (Predecessor)	84

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders

of Green Bankshares, Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2011 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the period September 8, 2011 to December 31, 2011 present fairly, in all material respects, the financial position of Green Bankshares, Inc. and its subsidiaries (Successor Company) at December 31, 2011 and the results of their operations and their cash flows for the period September 8, 2011 to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Ft. Lauderdale, FL

April 9, 2012

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders

of Green Bankshares, Inc.

In our opinion, the accompanying consolidated statements of income, changes in shareholders’ equity, and cash flows for the period January 1, 2011 to September 7, 2011 present fairly, in all material respects, the results of operations and cash flows of Green Bankshares, Inc. and its subsidiaries (Predecessor Company) for the period January 1, 2011 to September 7, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Ft. Lauderdale, FL

April 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND SHAREHOLDERS

GREEN BANKSHARES, INC.

We have audited the accompanying consolidated balance sheet of Green Bankshares, Inc. and subsidiaries (Predecessor Company) as of December 31, 2010, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Bankshares, Inc. and subsidiaries (Predecessor Company) as of December 31, 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Effective January 1, 2009, the Company changed its method of accounting for other-than-temporary impairments of debt securities in connection with the adoption of revised accounting guidance issued by the Financial Accounting Standards Board.

/s/ Dixon Hughes Goodman LLP

(formerly Dixon Hughes PLLC)

Atlanta, Georgia

March 15, 2011

GREEN BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(Amounts in thousands, except share and per share data)

	Successor	Predecessor
	Company	Company
	Dec. 31	Dec. 31
	2011	2010
ASSETS
Cash and due from banks	$2,091	$289,358
Federal funds sold	—	4,856

Cash and cash equivalents	2,091	294,214
Investment in Capital Bank, NA	315,343
Securities available-for-sale (“AFS”)	—	202,002
Securities held-to-maturity (with a December 31, 2010 market value of $467)	—	465
FHLB and other stock, at cost	—	12,734
Loans held for sale	—	1,299
Loans, net of unearned income	—	1,745,378
Allowance for loan losses	—	(66,830)
Other real estate owned and repossessed assets	—	60,095
Bank premises and equipment, net	—	78,794
Cash surrender value of life insurance	—	31,479
Core deposit and other intangibles	—	6,751
Deferred Tax Asset ( December 31, 2010 net of valuation allowance of $43,455)	—	2,177
Other assets	3,804	37,482

Total assets	$321,238	$2,406,040

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest-bearing deposits	$—	$152,752
Interest-bearing deposits	—	1,822,703
Brokered deposits	—	1,399

Total deposits	—	1,976,854
Federal funds purchased	—	—
Repurchase agreements	—	19,413
FHLB advances and notes payable	—	158,653
Subordinated debentures	45,180	88,662
Deferred Tax Liability	15,522	—
Accrued interest payable and other liabilities	487	18,561

Total liabilities	61,189	2,262,143

SHAREHOLDERS’ EQUITY
Preferred stock: no par value, 1,000,000 shares authorized; 0 and 72,278 shares outstanding	—	68,121
Common stock: $.01 and $2 par value, 300,000,000 and 20,000,000 shares authorized; 133,160,384 and 13,188,896 shares outstanding	1,332	26,378
Common stock warrants	—	6,934
Additional paid in capital	257,531	188,901
Retained earnings (deficit)	2,647	(147,436)
Accumulated other comprehensive income	(1,461)	999

Total shareholders’ equity	260,049	143,897

Total liabilities & shareholders’ equity	$321,238	$2,406,040

See accompanying notes.

GREEN BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2011, 2010 and 2009

(Amounts in thousands, except share and per share data)

	Successor	Predecessor Company
	Company		Year Ended
	Sept 8 - Dec 31 2011	Jan 1 - Sept 7 2011	Dec. 31 2010	Dec. 31 2009
Interest income:
Interest and fees on loans	$—	$65,258	$113,721	$129,212
Taxable securities	—	4,290	4,938	7,035
Nontaxable securities	—	790	1,241	1,260
FHLB and other stock	—	374	530	573
Federal funds sold and other	—	468	434	376

Total interest income	—	71,180	120,864	138,456

Interest expense:
Deposits	—	12,764	28,434	45,768
Federal funds purchased and repurchase agreements	—	11	22	29
FHLB advances and notes payable	—	4,314	6,835	9,557
Subordinated debentures	977	1,315	1,980	2,577

Total interest expense	977	18,404	37,271	57,931

Net interest income	(977)	52,776	83,593	80,525
Provision for loan losses	—	43,742	71,107	50,246

Net interest income (loss) after provision for loan losses	(977)	9,034	12,486	30,279

Non-interest income:
Service charges on deposit accounts	—	16,346	24,179	23,738
Other charges and fees	—	1,147	1,791	1,999
Trust and investment services income	—	1,457	2,842	1,977
Mortgage banking income	—	271	703	383
Equity Method Income in Capital Bank NA	3,446	—	—	—
Other income	19	2,258	3,122	3,042
Securities gains (losses), net
Realized gains (losses), net	—	6,324	—	1,415
Other-than-temporary impairment	—	—	(553)	(1,678)
Less non-credit portion recognized in other comprehensive income	—	—	460	702

Total non-interest income	3,465	27,803	32,544	31,578

Non-interest expense:
Employee compensation	—	21,560	31,990	30,611
Employee benefits	—	2,458	3,378	3,835
Occupancy expense	—	5,308	6,908	6,956
Equipment expense	—	2,176	2,846	3,092
Computer hardware/software expense	—	2,508	3,523	2,816
Professional services	163	3,099	2,777	2,108
Advertising	—	1,533	2,388	1,894
OREO maintenance expense	—	2,976	2,324	1,222
Collection and repossession expense	—	1,727	3,228	3,131
Loss on OREO and repossessed assets	—	20,101	29,895	8,156
FDIC insurance	—	2,629	4,155	4,960
Core deposit and other intangible amortization	—	1,716	2,584	2,750
Goodwill impairment	—	—	—	143,389
Other expenses	119	9,591	14,819	14,667

Total non-interest expense	282	77,382	110,815	229,587

Income (loss) before income taxes	2,206	(40,545)	(65,785)	(167,730)
Income taxes provision (benefit)	(441)	974	14,910	(17,036)

Net income (loss)	2,647	(41,519)	(80,695)	(150,694)
Preferred stock dividends and accretion of discount on warrants	—	3,409	5,001	4,982
Gain on retirement of Series A preferred allocated to common shareholders	—	11,188

Net income (loss) available to common shareholders	$2,647	$(33,740)	$(85,696)	(155,676)

Per share of common stock:
Basic earnings (loss)	$.02	$(2.57)	$(6.54)	$(11.91)

Diluted earnings (loss)	$.02	$(2.57)	$(6.54)	$(11.91)

Dividends	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding:
Basic	133,083,705	13,125,521	13,093,847	13,068,407

Diluted	133,160,384	13,125,521	13,093,847	13,068,407

See accompanying notes.

GREEN BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Period from January 1, 2011 through September 7, 2011 and

Years ended December 31, 2010 and 2009

(Amounts in thousands, except share and per share data)

				Warrants			Other
	Preferred	Common Stock		for Common	Additional Paid in	Retained Earnings	Comprehensive Income
Predecessor Company	Stock	Shares	Amount	Stock	Capital	(Deficit)	(Loss)	Total
Balance, January 1, 2009	$65,346	13,112,687	$26,225	$6,934	$187,742	$95,647	$(663)	$381,231
Preferred stock transactions:
Accretion of preferred stock discount	1,389	—	—	—	—	(1,389)	—	—
Preferred stock dividends	—	—	—	—	—	(3,593)	—	(3,593)
Common stock transactions:
Issuance of Restricted Common Shares	—	58,787	118	—	(118)	—	—	—
Compensation Expense:
Stock Options	—	—	—	—	387	—	—	387
Restricted stock	—	—	—	—	299	—	—	299
Dividends paid ($.13 per share)	—	—	—	—	—	(1,713)	—	(1,713)
Comprehensive loss:
Net loss	—	—	—	—	—	(150,694)	—	(150,694)
Change in unrealized gain on AFS securities, net of tax	—	—	—	—	—	—	852	852

Total comprehensive loss	—	—	—	—	—	—	—	(149,842)
Balance, December 31, 2009	$66,735	13,171,474	$26,343	$6,934	$188,310	$(61,742)	$189	$226,769

Preferred stock transactions:
Accretion of preferred stock discount	1,386	—	—	—	—	(1,386)	—	—
Preferred stock dividends	—	—	—	—	—	(3,613)	—	(3,613)
Common stock transactions:
Issuance of Restricted Common Shares	—	17,422	35	—	(35)	—	—	—
Compensation Expense:
Stock Options	—	—	—	—	295	—	—	295
Restricted stock	—	—	—	—	331	—	—	331
Comprehensive loss:
Net loss	—	—	—	—	—	(80,695)	—	(80,695)
Change in unrealized gain on AFS securities, net of tax	—	—	—	—	—	—	810	810

Total comprehensive loss	—	—	—	—	—	—	—	(79,885)
Balance, December 31, 2010	$68,121	13,188,896	$26,378	$6,934	$188,901	$(147,436)	$999	$143,897

Preferred stock transactions:
Stock-based compensation	—	85,474	171	—	777	—	—	948
Accretion of preferred stock discount	925	—	—	—	—	(925)	—	—
Preferred stock dividends	—	—	—	—	—	(2,484)	—	(2,484)
Comprehensive loss:
Net loss	—	—	—	—	—	(41,519)	—	(41,519)
Change in unrealized gain on AFS securities, net of tax	—	—	—	—	—	—	2,601	5,082
Gain on security sales, net of tax							(3,843)	(6,324)

Total comprehensive loss	—	—	—	—	—	—	—	(42,761)
Balance, September 7, 2011	$69,046	13,274,370	$26,549	$6,934	$189,678	$(192,364)	$(243)	$99,600

See accompanying notes.

GREEN BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Period from September 8, 2011 through December 31, 2011

(Amounts in thousands, except share and per share data)

	Common Stock Shares	Common Stock	Additional Paid in Capital	Accumulated Earnings (Deficit)	Other Comprehensive Income (Loss)	Total
Successor Company

Balance, September 8, 2011	133,174,370	$1,332	$257,711	$—	$—	$259,043
Net income	—	—	—	2,647	—	2,647
Change in unrealized gain on AFS securities, net of tax	—	—	—	—	(1,461)	(1,461)

Comprehensive income						1,186
Investment in Capital Bank, NA			(153)			(153)
RSA’s surrendered	(13,986)	—	(27)	—	—	(27)

Balance, December 31, 2011	133,160,384	$1,332	$257,531	$2,647	$(1,461)	$260,049

See accompanying notes.

GREEN BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2011, 2010 and 2009

(Amounts in thousands)

	Successor
	Company	Predecessor Company
	Sept 8 - Dec 31 2011	Jan 1 - Sept 7 2011	2010	2009

Cash flows from operating activities
Net income (loss)	2,647	(41,519)	(80,695)	(150,694)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Provision for loan losses	—	43,742	71,107	50,246
Impairment of goodwill	—	—	—	143,389
Depreciation and amortization	—	3,597	7,152	7,117
Security amortization and accretion, net	—	232	538	73
Write down of investments for impairment	—	—	93	1,272
Gain on sales of securities available for sale	—	(6,324)	—	(1,415)
Net gain on sale of mortgage loans	—	(251)	(653)	(264)
Originations of mortgage loans held for sale	—	(20,563)	(46,994)	(43,879)
Proceeds from sales of mortgage loans	—	20,362	47,881	43,050
Increase in cash surrender value of life insurance	—	(767)	(1,202)	(1,125)
Gain from settlement of life insurance	—	—	—	(305)
Net losses from sales of fixed assets	—	444	(1)	(85)
Stock-based compensation expense	—	948	626	686
Net loss on other real estate and repossessed assets	—	20,100	29,895	8,156
Deferred tax benefit	—	—	26,739	(1,654)
Amortization of Subordinated Debenture Discount	1,543
Net changes:
Other assets	554	11,996	(4,139)	(21,375)
Accrued interest payable and other liabilities	(3,884)	700	(5,505)	(3,177)

Net cash provided by operating activities	860	32,697	44,842	30,016

Cash flows from investing activities
Net change in interest-bearing deposits with banks	—	—	11,000	(11,000)
Purchase of securities available for sale	—	(209,790)	(171,820)	(92,100)
Proceeds from sales of securities available for sale	—	176,577	—	36,266
Proceeds from maturities of securities available for sale	—	64,822	118,246	113,440
Proceeds from maturities of securities held to maturity	—	465	160	30
Net change in loans	—	146,969	195,847	99,111
Proceeds from settlement of life insurance	—	—	—	691
Proceeds from sale of other real estate	—	19,781	16,136	11,930
Improvements to other real estate	—	(261)	(813)	(307)
Proceeds from sale of fixed assets	—	7	8	800
Net Change in Cash Due to Merger of GreenBank into Capital Bank, NA	(393,433)	—	—	—
Investment in Capital Bank, NA	(142,850)	—	—	—
Premises and equipment expenditures	—	(947)	(1,551)	(3,542)

Net cash provided by investing activities	(536,283)	197,623	167,213	155,319

Cash flows from financing activities
Net change in deposits	—	(124,497)	(102,057)	270,162
Net change in brokered deposits	—	—	(5,185)	(370,213)
Net change in repurchase agreements	—	(4,026)	(5,036)	(10,853)
Repayments of FHLB advances and notes payable	—	(855)	(13,346)	(57,350)
Proceeds from Capital Bank Financial Corp.
Investment	(5,211)	147,569	—	—
Preferred stock dividends paid			(2,711)	(3,232)
Common stock dividends paid	—	—	—	(1,713)

Net cash (used) in financing activities	(5,211)	18,191	(128,335)	(173,199)

Net change in cash and cash equivalents	(540,634)	248,511	83,720	12,136

Cash and cash equivalents, beginning of year	542,725	294,214	210,494	198,358

Cash and cash equivalents, end of year	2,091	542,725	294,214	210,494

Supplemental disclosures – cash and noncash
Interest paid	2,331	17,815	41,875	62,198
Income taxes paid net of refunds	—	—	(148)	1,675
Loans converted to other real estate	—	51,851	54,613	75,545
Unrealized gain (loss) on available for sale securities, net of tax	(1,461)	(1,242)	810	852

On September 7, 2011, GreenBank merged with and into Capital Bank, NA in an all-stock transaction, resulting in all GreenBank assets and liabilities being transferred to Capital Bank, NA. The net cash impact of this merger on the Successor Company is shown above in the Statement of Cash Flows. Successor Company cash flows from financing activities also includes $5.1 million of underwriting costs associated with the CBF Investment.

See accompanying notes.

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements of Green Bankshares, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions to as promulgated by the SEC.

The Company is a bank holding company headquartered in Greeneville, Tennessee. Prior to September 7, 2011, the Company conducted its business primarily through its wholly-owned subsidiary, GreenBank. As described in additional detail in Note 3, on September 7, 2011 (the “Merger Date”), the Bank merged with and into Capital Bank, a subsidiary of our majority shareholder, CBF, in an all-stock transaction, with Capital Bank, NA as the surviving entity. The Company’s approximately 34% ownership interest in Capital Bank, NA is recorded as an equity-method investment in that entity. As of December 31 2011, the Company’s investment in Capital Bank, NA totaled $315,343 which reflected the Company’s pro rata ownership of Capital Bank, NA’s total shareholders’ equity. In periods subsequent to the Merger Date, the Company will adjust this equity investment balance based on its equity in Capital Bank, NA’s net income and comprehensive income. In connection with the Bank Merger, assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet resulting in a significant decrease in

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

the total assets and total liabilities of the Company in the third quarter of 2011. Accordingly, as of December 31, 2011, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet. Subsequent to the Merger Date, the Company’s significant assets and liabilities are comprised of cash, its equity method investment in Capital Bank, NA, deferred income tax accounts and trust preferred securities. The Company’s operating results subsequent to the Merger Date include the Company’s proportionate share of equity method income from Capital Bank, NA and interest expense resulting from the outstanding trust preferred securities issued by the Company. Unless otherwise specified, this report describes Green Bankshares, Inc. and its subsidiaries including GreenBank through the Merger Date, and subsequent to that date, includes only Green Bankshares, Inc, and its equity method investment in Capital Bank, NA.

On September 7, 2011, pursuant to the CBF Investment, GreenBank, the Company’s previously wholly-owned subsidiary, was merged with and into Capital Bank, NA., a subsidiary of CBF, with Capital Bank, NA as the surviving entity. As a result of the Bank Merger, the Company received shares of Capital Bank, NA equating to an approximately 34% ownership interest in Capital Bank, NA. As the Company is a majority owned subsidiary of CBF, the Bank Merger was a restructuring transaction between commonly-controlled entities. The difference between the amount of the Company’s initial equity method investment in Capital Bank, NA., subsequent to the Bank Merger, and the Company’s investment in GreenBank, immediately preceding the Bank Merger, was accounted for as an increase in additional paid in capital of $15,960. As the Company began to account for its investment in the combined entity under the equity

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

method, the change in the balance of the Company’s equity method investment between September 7, 2011 and December 31, 2011 resulting from the Company’s proportional share of earnings of $3,446 was recorded as “Equity method income in Capital Bank, NA,” in the Company’s Consolidated Statement of Income for the period. At December 31, 2011, the Company’s net investment of $315,343 in Capital Bank, NA, was recorded in the Consolidated Balance Sheet as “Investment in Capital Bank, NA.”

The following table presents summarized financial information for Capital Bank, NA for the three months ended December 31, 2011:

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

Interest income	$74,163
Interest expense	9,266

Net interest income	64,897
Provision for loan losses	16,790
Non-interest income	16,105
Non-interest expense	53,271

Net income	$6,797

Beginning in 2012, the quarterly disclosure will be supplemented with the presentation of Capital Bank, NA’s condensed income statement for the calendar year to date.

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

Capital Bank Financial Corp. Investment

On September 7, 2011, (the “Transaction Date”) the Company completed the issuance and sale to CBF of 119.9 million shares of common stock for aggregate consideration of $217,019 (the “CBF Investment”). The consideration was comprised of approximately $148,319 in cash and approximately $68,700 in the form of a contribution to the Company of all 72,278 outstanding shares of Series A Preferred Stock previously issued to the U.S. Treasury Department (“Treasury”) under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s common stock, which CBF purchased directly from the Treasury. The Series A Preferred Stock and the related warrant were retired on September 7, 2011 and are no longer outstanding.

As a result of the CBF Investment, pursuant to which CBF acquired approximately 90% of the voting securities of the Company, the Company followed the acquisition method of accounting as required by the Business Combinations Topic of the FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). Under the accounting guidance the application of “push down” accounting was applied.

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

Acquisition accounting requires that the assets purchased, the liabilities assumed, and non-controlling interests all be reported in the acquirer’s financial statements at their fair value, with any excess of purchase consideration over the net assets being reported as goodwill. Application of the push down method of accounting requires that the valuation of assets, liabilities, and non-controlling interests be recorded in the acquiree’s records as well. Accordingly, the Company’s Consolidated Financial Statements and transactional records prior to the CBF Investment reflect the historical accounting basis of assets and liabilities and are labeled “Predecessor Company,” while such records subsequent to the CBF Investment are labeled “Successor Company” and reflect the push down basis of accounting for the new fair values in the Company’s financial statements. This change in accounting basis is represented in the Consolidated Financial Statements by a vertical black line which appears between the columns entitled “Predecessor Company” and “Successor Company” on the statements and in the relevant notes. The black line signifies that the amounts shown for the periods prior to and subsequent to the CBF Investment are not comparable.

In addition to the new accounting basis established for assets, liabilities and noncontrolling interests, acquisition accounting also requires the reclassification of any retained earnings from periods prior to the acquisition to be recognized as common share equity and the elimination of any accumulated other comprehensive income or loss and surplus within the Company’s Shareholders’ Equity section of the Company’s Consolidated Financial Statements. Accordingly, retained earnings and accumulated other comprehensive income at December 31, 2011 represents only the results of operations subsequent to September 7, 2011, the date of the CBF Investment.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Financial results for the period of September 8, 2011 – December 31, 2011 were significantly impacted by the controlling investment in the Company by CBF. The Company elected to apply push-down accounting. Accordingly, the Company’s assets and liabilities were adjusted to estimated fair values at the CBF Investment date, resulting in elimination of the allowance for loan losses. The Company is still in the process of completing its fair value analysis of assets and liabilities, and final fair value adjustments may differ from the preliminary estimates recorded to date.

Due to its ownership level and significant influence, the Company’s investment in Capital Bank, NA is recorded as an equity-method investment in that entity. As of December 31, 2011, the Company’s investment in Capital Bank, NA totaled $315.3 million, representing the Company’s primary asset. The investment reflected the Company’s 34% pro rata ownership of Capital Bank, NA’s total shareholders’ equity as a result of the Bank Merger. In periods subsequent to the Merger, the Company will adjust this equity investment balance based on its equity in Capital Bank, NA’s net income and comprehensive income. In connection with the Bank Merger, assets and liabilities of GreenBank were de-consolidated from the Company’s balance sheet resulting in a significant decrease in total assets and total liabilities of the Company in the third quarter of 2011.

(Continued)

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

Key Accounting Policies for the Predecessor Company were as follows:

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

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions impact the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, deferred tax asset valuation, and fair values of financial instruments are significant items based on estimates and assumptions.

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

(Continued)

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

Mortgage Banking Activities: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value. The Company controls its interest rate risk with respect to mortgage loans held for sale and loan commitments expected to close by usually entering into agreements to sell loans. The Company records loan commitments related to the origination of mortgage loans held for sale as derivative instruments. The Company’s commitments for fixed rate mortgage loans, generally last 60 to 90 days and are at market rates when initiated. The Company had $4,813 in outstanding loan commitment derivatives at December 31, 2010. The aggregate fair value of mortgage loans held for sale takes into account the sales prices of such agreements. The Company also provides currently for any losses on uncovered commitments to lend or sell. The Company sells mortgage loans servicing released.

Bank Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at its cash surrender value or the amount that can be realized.

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

Goodwill, Core Deposit Intangibles and Other Intangible Assets: Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. During the second quarter of 2009 the Company identified impairment in its goodwill and took the appropriate actions. This is explained further in “Note 8 – Goodwill and Other Intangible Assets”.

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

Other intangible assets consist of mortgage servicing rights (“MSR’s”). MSR’s represent the cost of acquiring the rights to service mortgage loans. MSR’s are amortized based on the principal reduction of the underlying loans. The Company is obligated to service the unpaid principal balances of these loans, which were approximately $33 and $43 million as of December 31, 2010 and 2009, respectively. The Company pays a third party subcontractor to perform servicing and escrow functions with respect to loans sold with retained servicing. MSR’s are assessed at least annually for impairment. The Company does not intend to further pursue this line of business.

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

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

NOTE 3 – BUSINESS COMBINATION

On September 7, 2011, the Company completed the issuance and sale of 119.9 million shares of its common stock to CBF for gross consideration of $217,019 less $750 thousand of CBF’s expenses which were reimbursed by the Company. The consideration was comprised of approximately $147.6 million in cash and approximately $68.7 million in the form of a contribution to the Company of all 72,278 outstanding shares of Series A Preferred Stock previously issued to the United States Department of the Treasury under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s Common Stock, which CBF purchased directly from the Treasury. The Series A Preferred Stock and the related warrant were retired on September 7, 2011 and are no longer outstanding. In connection with the CBF Investment, each Company shareholder as of September 6, 2011 received one contingent value right per share (“CVR”) that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of GreenBank’s then existing loan portfolio as of May 5, 2011.

As a result of the CBF Investment, CBF now owns approximately 90% of the voting securities of the Company and followed the acquisition method of accounting and applied “acquisition accounting.” Acquisition accounting requires that the assets purchased, the liabilities assumed, and non-controlling interests all be reported in the acquirer’s financial statements at their fair value, with any excess of purchase consideration over the net assets being reported as goodwill. As part of the valuation, intangible assets were identified and a fair value was determined as required by the accounting guidance for business combinations. Accounting guidance also allows the application of “push down accounting,” whereby the adjustments of assets and liabilities to fair value and the resultant goodwill are shown in the financial statements of the acquiree.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The methodology used to obtain the fair values to apply acquisition accounting is described in Note 6 “Fair Value Disclosures” of these Consolidated Financial Statements.

The following table summarizes the CBF Investment and Company’s opening balance sheet as of September 8, 2011 adjusted to fair value:

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

(Continued)

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

A summary and description of the assets, liabilities and non-controlling interests fair valued in conjunction with applying the acquisition method of accounting is as follows:

Cash and Cash Equivalents

The cash and cash equivalents, which include proceeds from the CBF Investment, held at acquisition date approximated fair value on that date and did not require a fair value adjustment.

Investment Securities

Investment securities are reported at fair value at acquisition date. To account for the CBF Investment, the difference between the fair value and par value became the new premium or discount for each security held by the Company. The fair value of investment securities is primarily based on values obtained from third parties pricing models which are based on recent trading activity for the same or similar securities.

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

Loans

All loans in the loan portfolio were adjusted to estimated fair value at the CBF Investment date. Upon analyzing estimated credit losses as well as evaluating differences between contractual interest rates and market interest rates at acquisition, the Company recorded a loan fair value discount of $165,708. All acquired loans were considered to be acquired impaired loans with the exception of certain consumer revolving lines of credit. Subsequent to the CBF Investment, acquired impaired loans will be accounted for as described in Critical Accounting Policies.

Premises and Equipment

Premises and equipment was adjusted to report these assets at their acquisition date fair values. To account for the CBF Investment in premises and equipment, the difference between the fair value and book value was recorded by the Company for each asset. The total adjustment to premises and equipment resulted in a net write down of $4,051. The estimates of fair value of premises and equipment were primarily based on values obtained from third parties including property appraisers and other asset valuation providers whose methods, models and assumptions were reviewed and accepted by management after being deemed reasonable and consistent with industry practice.

(Continued)

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

(Continued)

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

Contingent Value Rights

In connection with the CBF Investment, each existing shareholder as of September 6, 2011 received one contingent value right per share that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of GreenBanks’s existing loan portfolio as of May 5, 2011. The Company estimated the fair value of these CVRs at $520 which was based on its estimate of credit losses on the existing loan portfolio over the five-year life of these instruments. These CVRs were recorded at fair value in other liabilities in acquisition accounting.

Non-controlling Interest

In determining the estimated fair value of the non-controlling interest, the Company utilized the closing market price of its common stock on the acquisition date of $2.02 and multiplied this stock price by the number of outstanding non-controlling shares at that date.

Transaction Expenses

As required by the CBF Investment, the Company incurred and reimbursed third party expenses of $750 which were recorded as a reduction of proceeds received from the issuance of common shares to CBF. The Company also incurred $5.1 million of underwriting costs associated with the CBF Investment.

There were no indemnification assets in this transaction, nor was there any contingent consideration to be recognized except for contingent value rights. In connection with the CBF Investment, each Company shareholder as of September 6, 2011 received one contingent value right per share (“CVR”) that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of GreenBank’s then existing loan portfolio as of May 5, 2011.

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

NOTE 4 – SECURITIES

Due to the Bank Merger, the Company reported no investment securities on its Consolidated Balance Sheet as of December 31, 2011 (Successor). Investment securities as of December 31, 2010 (Predecessor) are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
December 31, 2010
U.S. government agencies	$84,106	$115	$(922)	$83,299
States and political subdivisions	31,192	705	(396)	31,501
CMO Agency	62,589	1,858	(265)	64,182
CMO Non-Agency	3,454	43	(104)	3,393
Mortgage-backed securities	17,168	815	(19)	17,964
Trust preferred securities	1,850	—	(187)	1,663

	$200,359	$3,536	$(1,893)	$202,002

Held to Maturity

December 31, 2010
States and political subdivisions	$215	$1	$—	$216
Other securities	250	1	—	251

	$465	$2	$—	$467

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

Gross gains of $6,324, $0 and $1,415 were recognized for the Predecessor periods of January 1, 2011 through September 7, 2011 and full year 2010 and 2009, respectively, from proceeds of $177,787, $0 and $36,266, respectively, on the sale of securities available for sale.

(Continued)

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

Securities with unrealized losses at year-end 2010 not recognized in income were as follows:

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

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

The Predecessor Company reviewed its investment portfolio on a quarterly basis judging each investment for other-than-temporary impairment (“OTTI”). The OTTI analysis focused on the duration and amount a security is below book value and assessed a calculation for both a credit loss and a non credit loss for each measured security considering the security’s type, performance, underlying collateral, and any current or potential debt rating changes. The OTTI calculation for credit loss was reflected in the income statement while the non credit loss was reflected in other comprehensive income (loss).

The Predecessor Company held a single issue trust preferred security issued by a privately held bank holding company. Based upon available but limited information we estimated that the likelihood of collecting the security’s principal and interest payments is approximately 50%. In addition, the bank holding company deferred its interest payments beginning in the second quarter of 2009, and we had placed the security on non-accrual. The Federal Reserve Bank of St. Louis entered into an agreement with the bank holding company on October 22, 2009 which was made public on October 30, 2009. Among other provisions of the regulatory agreement, the bank holding company must strengthen its management of operations, strengthen its credit risk management practices, and submit a capital plan. As of December 31, 2010 no other communications between the bank holding company and the Federal Reserve Bank of St. Louis have been made public.

The Company valued the security by projecting estimated cash flows given the assumption of collecting approximately 50% of the security’s principal and interest and then discounting the amount back to the present value using a discount rate of 3.50% plus three month LIBOR. As of December 31, 2010, our best estimate for the three month LIBOR over the next twenty years (the remaining life of the security) was 3.17%. The difference in the present value and the carrying value of the security was the OTTI credit portion. Due to the illiquid trust preferred market for private issuers and the absence of a credible pricing source, we calculated a 15% illiquidity premium for the security to calculate the OTTI non credit portion. The security was booked at a fair value of $638 at December 31, 2010 and during the twelve months ended December 30, 2010 the Company recognized a write-down of $75 through non-interest income representing other-than-temporary impairment on the security.

The Predecessor Company held a private label class A21 collateralized mortgage obligation that was analyzed for the year ended December 31, 2010 with multiple stress scenarios using conservative assumptions for underlying collateral defaults, loss severity, and prepayments. The average principal at risk given the stress scenarios was calculated at 4.37%, and then analyzed using the present value of the future cash flows using the fixed rate of the security of 5.5% as the discount rate. The difference in the present value and the carrying value of the security was the OTTI credit portion. The security was booked at a fair value of $2,699 at December 31, 2010 and during the twelve months ended December 31, 2010 the Company recognized a write-down of $18 through non-interest income representing other-than-temporary impairment on the security.

The Predecessor Company held a private label class 2A1 collateralized mortgage obligation that was analyzed for the year ended December 31, 2009 but was not analyzed for the year ended December 31, 2010. This security’s book value for the year ended December 31, 2010 was $651 while the fair value for the same period was recorded at $695. Since the fair value of the security was in excess of the book value at December 31, 2010, it was removed from the OTTI analysis for December 31, 2010.

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

The following table presents more detail on selective Predecessor Company security holdings as of year-end 2010. These details are listed separately due to the inherent level of risk for OTTI on these securities.

		Current Credit	Book	Fair	Unrealized	Present Value Discounted
Description	Cusip#	Rating	Value	Value	Loss	Cash Flow

Collateralized mortgage obligations
Wells Fargo – 2007 - 4 A21	94985RAW2	Caa2	$2,802	$2,699	$(103)	$2,887

Trust preferred securities
West Tennessee Bancshares, Inc.	956192AA6	N/A	675	638	(37)	675

The following table presents a roll-forward of the cumulative amount of credit losses on the Company’s investment securities that have been recognized through earnings as of December 31, 2010 and 2009. Credit losses on the Company’s investment securities recognized in earnings were $93 for the year ended December 31, 2010 and $976 for the year ended December 31, 2009.

	December 31, 2010	December 31, 2009
Beginning balance of credit losses at January 1, 2010 and 2009	$976	$—
Other-than-temporary impairment credit losses	93	976

Ending balance of cumulative credit losses recognized in earnings	$1,069	$976

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

NOTE 5 – LOANS

Due to the Bank Merger, the Company reported no loans on its Consolidated Balance Sheet as of December 31, 2011 (Successor). All of the disclosures in this section are related to the Predecessor Company. The composition of the Predecessor Company’s loan portfolio by loan type as of December 31, 2010 and December 31, 2009 was as follows:

	2010	2009

Commercial real estate	$1,080,805	$1,306,398
Residential real estate	378,783	392,365
Commercial	222,927	274,346
Consumer	75,498	83,382
Other	1,913	2,117
Unearned interest	(14,548)	(14,801)

Loans, net of unearned interest	$1,745,378	$2,043,807

Allowance for loan losses	$(66,830)	$(50,161)

Activity in the allowance for loan losses is as follows:

	2010	2009

Beginning balance	$50,161	$48,811
Add (deduct):
Provision for loan losses	71,107	50,246
Loans charged off	(57,818)	(54,890)
Recoveries of loans charged off	3,380	5,994

Balance, end of year	$66,830	$50,161

Activity in the allowance for loan losses and recorded investment in loans by segment:

	Commercial Real Estate	Residential Real Estate	Commercial	Consumer	Other	Total
Jan 1 – Sept 7, 2011
Allowance for loan losses:
Beginning balance	$54,203	$4,431	$5,080	$3,108	$8	$66,830
Add (deduct):
Charge-offs	(34,538)	(1,466)	(3,397)	(1,413)	—	(40,814)
Recoveries	726	142	633	486	—	1,987
Provision	37,559	1,952	3,634	597	—	43,742

Ending balance	57,950	5,059	5,950	2,778	8	71,745

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

	Commercial Real Estate	Residential Real Estate	Commercial	Consumer	Other	Total
2010
Allowance for loan losses:
Beginning balance	$36,527	$4,350	$5,840	$3,437	$7	$50,161
Add (deduct):
Charge-offs	(48,617)	(3,102)	(3,210)	(2,889)	—	(57,818)
Recoveries	1,301	287	909	882	1	3,380
Provision	64,992	2,896	1,541	1,678	—	71,107

Ending balance	54,203	4,431	5,080	3,108	8	66,830

Loans:
Ending balance: individually evaluated for impairment	170,175	8,697	6,149	970	—	185,991

Ending balance: collectively evaluated for impairment	910,630	363,506	216,778	66,470	1,913	1,559,387

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

Impaired loans were as follows:

	2010	2009

Loans with no allowance allocated	$81,981	$89,292
Loans with allowance allocated	$104,010	$25,946
Amount of allowance allocated	24,834	5,737
Average impaired loan balance during the year	212,167	125,280
Interest income not recognized during impairment	1,105	558

Impaired loans, net of allowance, of $142,221 and $109,501, respectively, at December 31, 2010 and December 31, 2009 are shown net of amounts previously charged off of $36,574 and $27,937, respectively. Interest income actually recognized on these loans during 2010 and 2009 was $7,470 and $2,842, respectively.

Impaired loans by class are presented below for 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial Real Estate:
Speculative 1-4 Family	$72,138	$98,141	$11,830	$85,487	$2,292
Construction	56,758	69,355	8,366	63,710	2,565
Owner Occupied	13,590	14,513	851	14,119	644
Non-owner Occupied	25,824	27,561	1,823	28,786	1,375
Other	1,865	2,090	69	2,278	66

Residential Real Estate:
HELOC	2,807	2,894	346	2,603	88
Mortgage-Prime	4,539	4,722	590	4,661	209
Mortgage-Subprime	370	370	57	370	—
Other	981	1,285	34	2,419	47
Commercial	6,149	7,510	722	6,729	171

Consumer:
Prime	217	228	32	252	13
Subprime	228	228	35	228	—
Auto-Subprime	525	525	79	525	—
Other	—	—	—	—	—

Total	185,991	229,422	24,834	212,167	7,470

(Continued)

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

(Continued)

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

Credit quality indicators by class are presented below for 2010:

	Speculative 1-4 Family	Construction	Owner Occupied	Non-Owner Occupied	Other
Commercial Real Estate Credit Exposure
Prime	$—	$—	$—	$—	$—
Desirable	—	1,573	968	177	—
Satisfactory tier I	2,836	978	38,623	56,221	4,246
Satisfactory tier II	14,010	34,239	102,383	130,850	17,999
Acceptable with care	69,902	47,093	62,198	159,216	45,597
Management Watch	27,383	15,259	5,298	26,415	2,965
Substandard	91,845	61,388	16,289	38,037	6,817
Loss	—	—	—	—	—

Total	205,976	160,530	225,759	410,916	77,624

Commercial
Commercial Credit Exposure
Prime	$1,236
Desirable	7,951
Satisfactory tier I	33,859
Satisfactory tier II	91,505
Acceptable with care	72,286
Management Watch	8,511
Substandard	7,579
Loss	—

Total	222,927

	HELOC	Mortgage	Mortgage – Subprime	Other
Consumer Real Estate Credit Exposure
Pass	$188,086	$131,845	$11,692	$29,833
Management Watch	1,017	317	—	—
Substandard	2,807	5,117	50	1,529

Total	191,910	137,279	11,742	31,362

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

	Consumer – Prime	Consumer – Subprime	Consumer Auto – Subprime
Consumer Credit Exposure
Pass	$35,029	$13,093	$18,588
Management Watch	—	—	—
Substandard	217	39	474

Total	35,246	13,132	19,062

A substantial portion of the Predecessor Company’s commercial real estate loans was secured by real estate in markets in which the Company is located. These loans are often structured with interest reserves to fund interest costs during the construction and development period. Additionally, certain of these loans were structured with interest-only terms. A portion of the consumer mortgage and commercial real estate portfolios were originated through the permanent financing of construction, acquisition and development loans. The prolonged economic downturn has negatively impacted many borrower’s and guarantors’ ability to make payments under the terms of the loans as their liquidity has been depleted. Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes in real estate values in these areas. Continued economic distress could negatively impact additional borrowers’ and guarantors’ ability to repay their debt which will make more of the Company’s loans collateral dependent.

Age analysis of past due loans by class are presented below for 2010:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial real estate:
Speculative 1-4 Family	$22,267	$1,777	$30,802	$54,846	$151,130	$205,976	$1,758
Construction	14,541	—	26,915	41,456	119,074	160,530	—
Owner Occupied	8,114	1,633	4,137	13,884	211,875	225,759	—
Non-owner Occupied	4,014	5,961	8,814	18,789	392,127	410,916	170
Other	116	865	1491	2,472	75,152	77,624	18
Residential real estate:
HELOC	747	358	644	1,749	190,161	191,910	—
Mortgage-Prime	1,359	915	1,779	4,053	133,226	137,279	8
Mortgage-Subprime	100	51	98	249	11,493	11,742	—
Other	403	176	566	1,145	30,217	31,362	19
Commercial	2,422	593	3,922	6,937	215,990	222,927	92
Consumer:
Prime	315	86	108	509	34,737	35,246	29
Subprime	155	64	6	225	12,907	13,132	—
Auto-Subprime	476	166	101	743	18,319	19,062	18
Other	72	—	—	73	1,840	1,913	—

Total	55,102	12,645	79,383	147,130	1,598,248	1,745,378	2,112

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

Non-accrual loans by class are presented below:

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

(Continued)

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

The Predecessor Company may have elected to formally restructure a loan due to the weakening credit status of a borrower so that the restructuring may facilitate a repayment plan that minimizes the potential losses that the Company may have to otherwise incur. At December 31, 2010, the Company had $49,537 of restructured loans of which $9,597 was classified as non-accrual and the remaining were performing. The Company had taken charge-offs of $843 on the restructured non-accrual loans as of December 31, 2010.

The aggregate amount of loans to executive officers and directors of the Company and their related interests was approximately $7,848 at year-end 2010. During 2010, new loans aggregating approximately $22,124, and amounts collected of approximately $19,212 were transacted with such parties.

NOTE 6 – FAIR VALUE DISCLOSURES

Following completion of the CBF Investment, and the Bank Merger of GreenBank into Capital Bank, NA, the Company’s primary asset is its ownership of approximately 34% of Capital Bank, NA, recorded as an equity-method investment in that entity.

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

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government and agency mortgage-backed debt securities, corporate debt securities, derivative contracts and residential mortgage loans held-forsale.

(Continued)

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

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain Predecessor Company assets and liabilities measured at fair value at year-end 2010 and 2009:

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

The Predecessor Company had one trust preferred security that is considered Level 3. For more information on this security please refer to Note 4 – Securities.

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value for the periods ended September 7, 2011 and December 31, 2010 on a recurring basis using significant unobservable inputs.

	Predecessor Company
	Jan 1 - Sept 7	Jan 1 - Dec 31
	2011	2010
Beginning balance, January 1	$638	$638

Total gains or (loss) (realized/unrealized)
Included in earnings	—	(75)
Included in other comprehensive income	(162)	75

Ending balance	$476	$638

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

Description	Fair Value Measurement Using			Total Carrying Amount in Balance Sheet	Assets/Liabilities Measured at Fair Value
	Level 1	Level 2	Level 3
December 31, 2010
Other real estate	$—	$—	$38,086	$38,086	$38,086
Impaired loans	—	—	129,088	129,088	129,088

Total assets at fair value	$—	$—	$167,174	$167,174	$167,174

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

The carrying value and estimated fair value of the Company’s financial instruments are as follows at December 31, 2011 (Successor period) and December 31, 2010 (Predecessor period).

	Successor December 31, 2011		Predecessor December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$2,091	$2,091	$294,214	$294,214
Securities available for sale	—	—	202,002	202,002
Securities held to maturity	—	—	465	467
Loans held for sale	—	—	1,299	1,317
Loans, net	—	—	1,678,548	1,664,126
FHLB and other stock	—	—	12,734	12,734
Cash surrender value of life insurance	—	—	31,479	31,479
Accrued interest receivable	—	—	7,845	7,845

Financial liabilities:
Deposit accounts	$—	$—	$1,976,854	$1,987,105
Federal funds purchased and repurchase agreements	—	—	19,413	19,413
FHLB Advances and notes payable	—	—	158,653	166,762
Subordinated debentures	45,180	47,547	88,662	64,817
Accrued interest payable	—	—	2,140	2,140

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

Subordinated debentures are associated with prior years’ issuance of variable rate trust preferred securities. Fair value for these instruments was determined using a discounted cash flow method, incorporating the relevant terms, including balance, remaining term, interest rate and payment terms.

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

NOTE 7 – PREMISES AND EQUIPMENT

Due to the Bank Merger, the Company reported no premises or equipment on its Consolidated Balance Sheet as of December 31, 2011 (Successor).

Predecessor Company year-end premises and equipment were as follows:

	2010	2009
Land	$18,372	$18,372
Premises	62,474	61,809
Leasehold improvements	3,092	3,061
Furniture, fixtures and equipment	28,057	25,222
Automobiles	103	112
Construction in progress	138	2,162

	112,236	110,738
Accumulated depreciation	(33,442)	(28,920)

	$78,794	$81,818

Predecessor Company rent expense for operating leases was $766 for the period of January 1 through September 7, 2011 and $1,013, and $1,223 for the full year 2010 and full year 2009, respectively.

The Successor Company had no rent commitments as of December 31, 2011.

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Successor Company reported no goodwill on its Consolidated Balance Sheet as of December 31, 2011.

For the Predecessor Company, the change in the amount of goodwill was as follows:

	2010	2009
Beginning of year	$—	$143,389
Impairment	—	(143,389)
Adjustment to Goodwill	—	—

End of year	$—	$—

In conjunction with significant acquisitions, the Predecessor Company recognized goodwill impairment in 2009 of $143,389. The Predecessor Company’s goodwill remained at $0 since the 2009 goodwill impairment.

Core deposit and other intangible

Due to the Bank Merger, the Successor Company reported no core deposit and other intangibles on its Consolidated Balance Sheet as of December 31, 2011.

For the Predecessor Company, the change in core deposit and other intangibles was as follows:

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

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

NOTE 9 – DEPOSITS

Due to the Bank Merger, the Company reported no deposits on its Consolidated Balance Sheet as of December 31, 2011 (Successor).

For the Predecessor Company, deposits at year-end were as follows:

	2010	2009
Noninterest-bearing demand deposits	$152,752	$177,602
Interest-bearing demand deposits	939,091	837,268
Savings deposits	101,925	86,166
Brokered deposits	1,399	6,584
Time deposits	781,687	976,476

Total deposits	$1,976,854	$2,084,096

Predecessor Company brokered and time deposits of $100 or more were $309,701 and $395,595 at year-end 2010 and 2009, respectively.

The aggregate amount of Predecessor Company deposits of executive officers and directors of the Company and their related interests was approximately $3,679 and $3,611 at year-end 2010 and 2009, respectively.

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

NOTE 10 – BORROWINGS

Due to the Bank Merger, the only borrowings reported on the Successor Company’s Consolidated Balance Sheet as of December 31, 2011 were subordinated debentures associated with prior years’ issuance of variable rate trust preferred securities.

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

Regarding the Predecessor Company, information concerning securities sold under agreements to repurchase at year-end 2010 and 2009 is as follows:

	2010	2009
Average balance during the year	$22,342	$28,008
Average interest rate during the year	0.10%	0.10%
Maximum month-end balance during the year	$26,161	$35,935
Weighted average interest rate at year-end	0.10%	0.10%

Predecessor Company FHLB advances and notes payable consisted of the following at year-end:

	2010	2009
Short-term FHLB borrowings
Fixed rate FHLB advance, 4.44% Matured December 2011	$15,000	$—

Variable rate FHLB advances at 5.00% to 5.31% Matured December 2010	—	12,000

Total short-term borrowings	15,000	12,000

Long-term FHLB borrowings
Fixed rate FHLB advances, from 1.50% to 6.35%, Various maturities through June 2023	143,653	159,999

Total FHLB borrowings	$158,653	$171,999

Each FHLB advance was payable at its maturity date; however, prepayment penalties were required if paid before maturity. The fixed rate advances included $155,000 of advances that were callable by the FHLB under certain circumstances. The advances were collateralized by a required blanket pledge of qualifying mortgage, commercial, agricultural and home equity lines of credit loans and securities totaling $500,354 and $552,721 at year-end 2010 and 2009, respectively.

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

At year-end 2010, the Predecessor Company had approximately $70,000 of federal funds lines of credit available from correspondent institutions of which $10,000 was secured.

In September 2003, the Company formed Greene County Capital Trust I (“GC Trust I”). GC Trust I issued $10,000 of variable rate trust preferred securities as part of a pooled offering of such securities. The Company issued $10,310 subordinated debentures to the GC Trust I in exchange for the proceeds of the offering, which debentures represent the sole asset of GC Trust I. The debentures pay interest quarterly at the three-month LIBOR plus 2.85% adjusted quarterly (3.25% and 3.14% at year-end 2011 and 2010, respectively). The Company may redeem the subordinated debentures, in whole or in part, at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2033.

In June 2005, the Company formed Greene County Capital Trust II (“GC Trust II”). GC Trust II issued $3,000 of variable rate trust preferred securities as part of a pooled offering of such securities. The Company issued $3,093 subordinated debentures to the GC Trust II in exchange for the proceeds of the offering, which debentures represent the sole asset of GC Trust II. The debentures pay interest quarterly at the three-month LIBOR plus 1.68% adjusted quarterly (2.23% and 1.98% at year-end 2011 and 2010, respectively). The Company may redeem the subordinated debentures, in whole or in part, beginning September 2010 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2035.

In May 2007, the Company formed GreenBank Capital Trust I (“GB Trust I”). GB Trust I issued $56,000 of variable rate trust preferred securities as part of a pooled offering of such securities. The Company issued $57,732 subordinated debentures to the GB Trust I in exchange for the proceeds of the offering, which debentures represent the sole asset of GB Trust I. The debentures pay interest quarterly at the three-month LIBOR plus 1.65% adjusted quarterly (2.20% and 1.95% at year-end 2011 and 2010). The Company may redeem the subordinated debentures, in whole or in part, beginning June 2012 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2037.

Also in May 2007 the Company assumed the liability for two trusts affiliated with the acquisition of Franklin, Tennessee-based Civitas Bankgroup, Inc. (“CVBG”) that the Company acquired on May 18, 2007, Civitas Statutory Trust I (“CS Trust I”) and Cumberland Capital Statutory Trust II (“CCS Trust II”).

In December 2005 CS Trust I issued $13,000 of variable rate trust preferred securities as part of a pooled offering of such securities. CVBG issued $13,403 subordinated debentures to the CS Trust I in exchange for the proceeds of the offering, which debentures represent the sole asset of CS Trust I. The debentures pay interest quarterly at the three-month LIBOR plus 1.54% adjusted quarterly (2.09% and 1.84% at year-end 2011 and 2010). The Company may redeem the subordinated debentures, in whole or in part, beginning March 2011 at a price of 100% of face value. The subordinated debentures must be redeemed no later than March 2036.

In July 2001 CCS Trust II issued $4,000 of variable rate trust preferred securities as part of a pooled offering of such securities. CVBG issued $4,124 subordinated debentures to the CCS Trust II in exchange for the proceeds of the offering, which debentures represent the sole asset of CCS Trust II. The debentures pay interest quarterly at the three-month LIBOR plus 3.58% adjusted quarterly (4.01% and 3.87% at year-end 2011 and 2010). The Company may redeem the subordinated debentures, in whole or in part, at a price of 100% of face value. The subordinated debentures must be redeemed no later than July 2031.

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

During September 2011, the Company paid interest payments on all of its series of junior subordinated debentures having an outstanding principal amount of $88.7 million, relating to outstanding trust preferred securities (“TRUPs”), for which payments had been deferred beginning in the fourth quarter of 2010.

The Company is not considered the primary beneficiary of GC Trust I, GC Trust II, GB Trust I, CS Trust I and CCS Trust II. Therefore the trusts are not consolidated in the Company’s consolidated financial statements, but rather the subordinate debentures issued by the Company and held by each Trust are presented as a liability. However, the Company has fully and unconditionally guaranteed the repayment of the variable rate trust preferred securities. These trust preferred securities currently qualify as Tier 1 capital for regulatory capital requirements of the Company.

NOTE 11 – BENEFIT PLANS

Due to the Bank Merger, the Success Company had no benefit plans as of December 31, 2011.

The Predecessor Company had a profit sharing plan which allowed employees to contribute from 1% to 20% of their compensation. The Company contributed an additional amount at a discretionary rate established annually by the Board of Directors. Company contributions to the Plan were $0, $0 and $409 for the period from January 1 through September 7, 2011 and the full years 2010 and 2009, respectively. Effective July 2009 the Company suspended contributions to the profit sharing plan and intended to reevaluate re-instating contributions in the future when the Company solidly returned to profitability.

The Predecessor Company allowed directors to defer some of their fees for future payment, including interest. The amount accrued for deferred compensation was $2,274 and $2,637 at year-end 2010 and 2009. Amounts expensed under the Plan were $85 for the period from January 1, 2011 through September 7, 2011, $133 for 2010 and $27 for 2009. Beginning in 2009 the annual crediting rate was set equal to 100% of the annual return on stockholders’ equity with a 4% floor and a 12% ceiling, for the year then ended, on balances in the Plan until the director experienced a separation from services, and, thereafter, at a earnings crediting rate based on 75% of the Company’s return on average stockholders’ equity for the year then ending with a 3% floor and a 9% ceiling.

The Predecessor Company had certain officers participating in a Supplemental Executive Retirement Plan. The amount accrued for future payments under this Plan was $1,568 and $1,409 at year-end 2010 and 2009, respectively. Amounts expensed under the Plan were $166 for the period from January 1, 2011 through September 7, 2011, $259 for 2010 and $312 for 2009. Related to these plans, the Predecessor Company purchased single premium life insurance contracts on the lives of the related participants. The cash surrender value of these contracts was recorded as an asset of the Company. The Predecessor Company surrendered its life insurance contracts during 2011.

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

NOTE 12 – INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	Successor Company	Predecessor Company
	Sept. 8 - Dec 31 2011	Jan. 1 - Sept. 7 2011	2010	2009
Current – federal	$(305)	$(8,277)	$(10,054)	$(12,906)
Current – state	(22)	(1,681)	(1,775)	(2,476)
Deferred – federal	(109)	(2,408)	(13,870)	(1,397)
Deferred – state	(5)	(451)	(2,846)	(257)
Deferred tax asset – valuation allowance	—	13,791	43,455

Total	$(441)	$974	$14,910	$(17,036)

Deferred income taxes reflect the effect of “temporary differences” between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws. The tax effects of the primary temporary differences giving rise to the Company’s net deferred tax assets and liabilities are as follows:

	Successor Company		Predecessor Company
	2011		2010		2009
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Allowance for loan losses	$—	$—	$26,214	$—	$19,675	$—
Deferred compensation	85	—	2,129	—	1,973	—
REO basis	—	—	12,175	—	—	—
Purchase accounting adjustments	—	—	—	(1,424)	672	—
Depreciation	—	—	—	(1,998)	—	(2,129)
FHLB dividends	—	—	—	(1,658)	—	(1,658)
Core deposit intangible	—	—	2,189	—	—	(4,860)
PAA Borrowings TRUPS	—	(15,934)	—	—	—	—
Unrealized (gain) loss on securities	—	—	—	(645)	—	(122)
NOL carryforward	—	—	10,192	—	—	—
Other	327	—	—	(1,542)	49	—
Deferred tax asset – valuation allowance	—	—	—	(43,455)	—	—

Total deferred income taxes	$412	$(15,934)	$52,899	$(50,722)	$22,369	$(8,769)

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

A valuation allowance is recognized for a net DTA if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire DTA will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, the Predecessor Company entered into a three-year cumulative pre-tax loss position (excluding the goodwill impairment charge recognized in the first quarter of 2009) as of September 30, 2010.

A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome. The Predecessor Company’s estimate of the realization of its net DTA was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years and tax planning strategies. Based on management’s calculation, a valuation allowance of $43,455, or 95% of the Predecessor Company’s net DTA, was an adequate estimate as of December 31, 2010. This estimate resulted in a valuation allowance for the net DTA in the income statement of $43,455 for the period end 2010.

A reconciliation of expected income tax expense (benefit) at the statutory federal income tax rate of 35% with the actual effective income tax rates is as follows:

	Successor Company	Predecessor Company
	Sept. 8 - Dec 31 2011	Jan. 1 -Sept. 7 2011	2010	2009
Statutory federal tax rate	35.0%	35.0%	35.0%	35.0%
State income tax, net of federal benefit	(0.9)	4.3	4.6	1.1
Equity in income from investment in subsidiary	(54.7)
Tax exempt income		0.7	2.0	.0.5
Goodwill impairment			—	(26.4)
Deferred tax asset – valuation allowance		(42.5)	(66.1)	—
Other	0.6	0.1	1.8	—

Total	(20.0%)	(2.4%)	(22.7%)	10.2%

The Company recognizes accrued interest and penalties related to uncertain tax positions in tax expense. At the date of adoption of interpretive guidance on accounting for uncertainty in income taxes, the Predecessor Company had recognized approximately $150 for the payment of interest and penalties.

The Predecessor Company’s Federal returns are open and subject to examination for the years of 2008, 2009 and 2010. The Predecessor Company’s State returns are open and subject to examination for the years of 2008, 2009 and 2010.

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

NOTE 13 – COMMITMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Due to the Bank Merger, the Company reported no commitments or financial instruments with off-balance sheet risk as of December 31, 2011 (Successor).

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

Predecessor Company financial instruments with off-balance-sheet risk were as follows at year-end:

	2010	2009
Commitments to make loans – fixed	$3,827	$1,202
Commitments to make loans – variable	2,464	4,718
Unused lines of credit	201,973	239,374
Letters of credit	25,674	30,107

The fixed rate loan commitments have interest rates ranging from 5.49% to 8.75% and maturities ranging from one to fifteen years. Letters of credit are considered financial guarantees under ASC 460.

NOTE 14 – CAPITAL REQUIREMENTS

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

On September 7, 2011, the Company completed the issuance and sale of 119.9 million shares of its common stock to CBF for approximately $217 million in consideration (“CBF Investment”). CBF is the controlling owner of Capital Bank, NA. In connection with the CBF Investment, all of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and related warrants to purchase shares of the Company’s common stock issued to the U.S. Treasury through the TARP were repurchased by CBF.

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

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

The Successor Company’s primary source of funds to pay dividends to shareholders is the dividends it receives from Capital Bank. In August 2010, Capital Bank entered into an Operating Agreement with the OCC (which we refer to as the “OCC Operating Agreement”), in connection with the acquisition of the Failed Banks. Capital Bank (and, with respect to certain provisions, the Company and CBF) is also subject to an Order of the FDIC, dated July 16, 2010 (which we refer to as the “FDIC Order”) issued in connection with the FDIC’s approval of CBF’s deposit insurance applications for the Failed Banks. The OCC Operating Agreement and the FDIC Order require that Capital Bank maintain various financial and capital ratios and require prior regulatory notice and consent to take certain actions in connection with operating the business and they restrict Capital Bank’s ability to pay dividends to CBF and the Company and to make changes to its capital structure. A failure by CBF or Capital Bank to comply with the requirements of the OCC Operating Agreement or the FDIC Order could subject CBF to regulatory sanctions; and failure to comply, or the objection, or imposition of additional conditions, by the OCC or the FDIC, in connection with any materials or information submitted thereunder, could prevent CBF from executing its business strategy and negatively impact its business, financial condition, liquidity and results of operations.

Actual capital levels and minimum required levels to be well capitalized under the regulatory framework for prompt corrective action (in millions) were as follows:

	Actual		Minimum Required to be Well Capitalized
	Actual	Ratio (%)	Actual	Ratio (%)
Successor Company:

December 31, 2011:
Total Capital (to Risk Weighted Assets)
Consolidated	$306.7	99.8	$30.7	10
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$306.7	99.8	$18.4	6
Tier 1 Capital (to Average Assets)
Consolidated	$306.7	100.7	$15.2	5

Predecessor Company:

December 31, 2010:
Total Capital (to Risk Weighted Assets)
Consolidated	$239.7	13.2	$181.6	10
Bank	239.6	13.2	181.3	10
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$216.5	11.9	$108.9	6
Bank	216.4	11.9	108.8	6
Tier 1 Capital (to Average Assets)
Consolidated	$216.5	8.9	$122.0	5
Bank	216.4	8.9	121.8	5

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

NOTE 15 – STOCK-BASED COMPENSATION

For the period from September 8, 2011 through December 31, 2011, the Successor Company had no stock or option grants and had no expenses associated with stock-based compensation.

The Predecessor Company maintained a 2004 Long-Term Incentive Plan, as amended (the “Plan”), whereby a maximum of 500,000 shares of common stock could be issued to directors and employees of the Company and the Bank. The Plan provided for the issuance of awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, deferred share units and performance awards. Stock options granted under the Plan were typically granted at exercise prices equal to the fair market value of the Company’s common stock on the date of grant and typically had terms of ten years and vested at an annual rate of 20%. Shares of restricted stock awarded under the Plan had restrictions that expired within the vesting period of the award which range from 12 months to 60 months. At December 31, 2010, 170,324 shares remained available for future grant. The compensation cost related to options that has been charged against income for the Plan was approximately $177, $295 and $387 for the period of January 1 through September 7, 2011 and the years ended December 31, 2010 and 2009, respectively. The compensation cost related to restricted stock that had been charged against income for the Plan was approximately $771, $331 and $299 for the period of January 1 through September 7, 2011 and the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, there was $678 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

Stock Options

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company did not grant any incentive stock options for 2011, 2010 or 2009.

A summary of stock option activity under the Predecessor Company Plan for the years ended December 31, 2010 and 2009 is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	388,194	$26.14
Exercised	—	—
Forfeited	(6,484)	33.12

Expired	—	—

Outstanding at December 31, 2010	381,710	$25.96	3.6 years	$—

Options exercisable at December 31, 2010	344,029	$25.17	3.4 years	$—

The total aggregate intrinsic value of stock options (which is the amount by which the stock price exceeded the exercise price of the stock options) exercised during the years ended December 31, 2010 and 2009, was $0 and $0, respectively. The total fair value of stock options vesting during the period of January 1 through September 7, 2011 and the year ended December 31, 2010 was $319 and $376, respectively.

During 2011 and 2010 there were no exercised stock options.

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

Stock options outstanding at year-end 2010 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$12.41 - $15.00	24,142	1.8	$12.95	24,142	1.8	$12.95
$15.01 - $20.00	77,698	1.8	$17.63	77,698	1.8	$17.63
$20.01 - $25.00	50,635	3.1	$23.36	50,635	3.1	$23.36
$25.01 - $30.00	135,476	4.7	$28.00	122,137	4.6	$27.91
$30.01 - $36.32	93,759	4.4	$34.80	69,417	3.8	$34.37

Total	381,710			344,029

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

Restricted Stock

A summary of restricted stock activity under the Predecessor Company Plan as of September 7, 2011 and for the year ended December 31, 2010 and 2009 is presented below.

Predecessor Company:	Shares	Weighted Average Price Per Share
Balance at January 1, 2009	60,907	$18.83
Granted:
Non-employee Directors	7,060	7.08
Non-executive officers & management	56,934	7.08
Vested:
Non-employee Directors	(7,852)	16.56
Executive officers, non-executive officers & management	(10,584)	19.16
Cancelled:
Non-employee Directors	—	—
Non-executive officers & management	(5,207)	14.98

Balance at December 31, 2009	101,258	$11.74
Granted:
Non-employee Directors	6,548	6.11
Executive officers	18,382	8.16
Vested:
Non-employee Directors	(7,060)	7.08
Executive officers, non-executive officers & management	(20,335)	12.77
Cancelled:
Executive officers	(1,543)	16.56
Non-executive officers & management	(5,968)	11.82

Balance at December 31, 2010	91,282	$10.67
Granted:
Non-employee Directors	22,336	2.65
Executive officers	72,807	1.60
Vested:
Non-employee Directors	(28,884)	3.43
Executive officers, non-executive officers & management	(18,716)	12.66
Cancelled:
Executive officers	(1,029)	16.56
Non-executive officers & management	(8,646)	10.88

Balance at September 7, 2011	129,150	$5.74

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

Weighted-average fair value of non-vested stock awards granted during the period from January 1 through September 7, 2011 and the year ended December 31, 2010 and 2009:

Predecessor:
Jan 1 – Sept 7, 2011	$1.54
2010	$7.62
2009	$7.08

Cash Settled Stock Appreciation Rights

During the year ended December 31, 2009 the Predecessor Company granted cash-settled stock appreciation rights (“SAR’s”) awards to non-employee Directors, executive officers and select employees. Each award, when granted, provided the participant with the right to receive payment in cash, upon exercise of each SAR, for the difference between the appreciation in market value of a specified number of shares of the Company’s Common Stock over the award’s exercise price. The SAR’s vest over the same period as the stock option awards issued and the restricted stock grants and can only be exercised in tandem with the stock option awards or vesting of the restricted stock grants. The per-share exercise price of an SAR is equal to the closing market price of a share of the Predecessor Company’s common stock on the date of grant. For the year ended December 31, 2010 the Company recognized a recovery in expense of $15 and for the year ended December 31, 2009 the Company recognized an expense of $24 related to outstanding awarded SAR’s. As of December 31, 2010, there was an estimated $346 of unrecognized compensation cost related to SAR’s. The cost, measured at each reporting period until the award is settled, is expected to be recognized over a weighted average period of 1.3 years. As of December 31, 2010, no cash settled SAR’s had been exercised and as such, no share-based liabilities were paid.

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

A summary of the SAR activity during years ended December 31, 2010 and 2009 is presented below.

Predecessor Company:	Shares	Weighted Average Price Per Share
Balance at January 1, 2009	79,907	$22.58
Granted:
Non-employee Directors	7,060	7.08
Non-executive officers & management	56,934	7.08
Cancelled/Expired:
Non-employee Directors	(7,852)	16.56
Non-executive officers & management	(15,817)	17.78

Balance at December 31, 2009	120,232	$15.36
Granted:
Non-employee Directors	6,548	6.11
Non-executive officers & management	—	—
Cancelled/Expired:
Non-employee Directors	(7,060)	7.08
Non-executive officers & management	(27,777)	12.75

Balance at December 31, 2010	91,943	$16.12
Granted:
Non-employee Directors	—	—
Non-executive officers & management	—	—
Cancelled:
Non-employee Directors	—	—
Non-executive officers & management	(8,158)	12.48

Balance at September 7, 2011	83,785	$16.48

Weighted-average fair value of cash-settled SAR's granted during the year ended December 31,

Predecessor:
Jan 1 – Sept 7, 2011	N/A

2010	$6.11

2009	$7.08

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of the SAR’s at the time of grant for the periods ending December 31.

	2010	2009
Risk-free interest rate	0.307%	0.67% –1.89%

Volatility	57.06%	40.18%
Expected life	1 year	1 - 5 years
Dividend yield	0.00%	7.34%

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

Cash-settled SAR’s awarded in stock-based payment transactions are accounted for under ASC 718 which classifies these awards as liabilities. Accordingly, the Predecessor Company recorded these awards as a component of other non-current liabilities on the balance sheet. For liability awards, the fair value of the award, which determines the measurement of the liability on the balance sheet, was remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability award were recorded as increases or decreases in compensation cost, either immediately or over the remaining service period, depending on the vested status of the award.

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

NOTE 16 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations are presented below.

	Successor Company	Predecessor Company
	Sept 8 - Dec 31 2011	Jan 1 - Sept 7 2011	2010	2009
Basic Earnings (loss) Per Share
Net income (loss)	$2,647	$(41,519)	$(80,695)	$(150,694)
Less: preferred stock dividends and accretion of discount on warrants		$3,409
Less: Gain on retirement of Series A preferred allocated to common shareholders	—	11,188	5,001	4,982

Net income (loss) available to common shareholders	$2,647	$(33,740)	$(85,696)	$(155,676)

Weighted average common shares outstanding	133,083,705	13,125,521	13,093,847	13,068,407

Basic earnings (loss) per share available to common shareholders	.02	(2.57)	(6.54)	(11.91)

Diluted Earnings (loss) Per Share
Net income (loss)	$2,647	$(41,519)	$(80,695)	$(150,694)
Less: preferred stock dividends and accretion of discount on warrants	—	3,409	—	—
Less: Gain on retirement of Series A preferred allocated to common shareholders	—	11,188	5,001	4,982

Net income (loss) available to common shareholders	$2,647	$(33,740)	$(85,696)	$(155,676)

Weighted average common shares outstanding	133,083,705	13,125,521	13,093,847	13,068,407
Add: Dilutive effects of assumed conversions of restricted stock and exercises of stock options and warrants (1), (2)	76,679	—	—	—

Weighted average common and dilutive potential common shares outstanding	133,160,384	13,125,521	13,093,847	13,068,407

Diluted earnings (loss) per share available to common shareholders	.02	(2.57)	(6.54)	(11.91)

(1)	Diluted weighted average shares outstanding for the period from Jan 1, 2011 to September 7, 2011, and 2010 and 2009 excludes 94,930, 92,979 and 96,971 shares of unvested restricted stock because they are anti-dilutive and is equal to weighted average common shares outstanding.
(2)	Stock options and warrants of 976,659, 1,017,645 and 1,058,992 were excluded from Jan 1, 2011 to September 7, 2011 and 2010 and 2009 diluted earnings per share because their impact was anti-dilutive.

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

NOTE 17 – PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

Due to the Bank Merger, the Successor Company’s financial results are equivalent to those of the parent company.

BALANCE SHEETS

	Successor Company	Predecessor Company
	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009
ASSETS
Cash and due from financial institutions	$2,091	$1,707	$3,081
Investment in subsidiary	315,343	228,590	308,831
Other	3,804	4,795	4,692

Total assets	$321,238	$235,092	$316,604

LIABILITIES
Subordinated debentures	$45,180	$88,662	$88,662
Other liabilities	16,009	2,532	1,173

Total liabilities	61,189	91,194	89,835

Shareholders’ equity	260,049	143,898	226,769

Total liabilities and shareholders’ equity	$321,238	$235,092	$316,604

STATEMENTS OF INCOME

	Successor Company	Predecessor Company
	Sep. 8, 2011 to Dec. 31, 2011	Jan. 1, 2011 to Sep. 7, 2011	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2009
Dividends from subsidiary	$—	$—	$2,500	$3,000
Other income	19	88	96	180
Interest expense	(977)	(1,383)	(1,980)	(2,577)
Other expense	(282)	(2,110)	(2,002)	(1,718)

Income before income taxes	(1,240)	(3,405)	(1,386)	(1,115)
Income tax benefit	(441)	(889)	(743)	(1,488)
Equity in undistributed net income (loss) of subsidiary	3,446	(39,003)	(80,052)	(151,067)

Net income (loss)	2,647	(41,519)	(80,695)	(150,694)
Preferred stock dividends and accretion of discount on warrants	—	3,409	5,001	4,982

Net income (loss) available to common shareholders	$2,647	$(44,928)	$(85,696)	$(155,676)

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

STATEMENTS OF CASH FLOWS

Years ended December 31, 2010 and 2009

	Successor Company	Predecessor Company
	Sept. 8, 2011 to Dec. 31, 2011	Jan. 1, 2011 to Sept. 7, 2011	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2009
Operating activities
Net income (loss)	$2,647	$(41,519)	$(80,695)	$(150,694)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Undistributed (net income) loss of subsidiaries	—	39,003	80,052	151,067
Stock compensation expense	—	528	627	686
Amortization of Subordinated Debenture Discount	1,543
Change in other assets	554	996	103	1,868
Change in liabilities	(3,884)	4,416	1,250	(412)

Net cash provided (used) by operating activities	860	3,424	1,337	2,515

Investing activities
Capital investment in Capital Bank	(142,850)	—	—	—

Net cash used in investing activities	(142,850)		—	—

Financing activities
Preferred stock dividends paid	—	(3,409)	(2,711)	(3,232)
Common stock dividends paid	—	—	—	(1,713)
Proceeds from CBF Investment	(5,211)	147,569	—	—

Net cash provided (used in) financing activities	(5,211)	144,160	(2,711)	(4,945)

Net change in cash and cash equivalents	(147,201)	147,584	(1,374)	(2,430)

Cash and cash equivalents, beginning of year	149,292	1,708	3,081	5,511

Cash and cash equivalents, end of year	$2,091	$149,292	$1,707	$3,081

NOTE 18 – OTHER COMPREHENSIVE INCOME

Other comprehensive income components were as follows.

	Sucessor Company	Predecessor Company
	Sept. 8, 2011 to Dec. 31, 2011	Jan. 1, 2011 to Sept. 7, 2011	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2009
Unrealized holding gains and (losses) on securities available for sale, net of tax of $943, $1,678, $523, $1,105 respectively	$(1,461)	$2,601	$810	$1,712
Reclassification adjustment for losses (gains) realized in net income, net of tax of $0, $(2,481), $0, ($555), respectively	—	(3,843)	—	(860)

Other comprehensive income (loss)	$(1,461)	$(1,242)	$810	$852

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

NOTE 19 – SEGMENT INFORMATION

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

Predecessor Company Jan 1, 2011 through Sept 7, 2011	Banking	Other Segments	Holding Company	Eliminations	Total Segments
Net interest income	$48,181	$5,977	$(1,382)	$—	$52,776
Provision for loan losses	43,116	626	—	—	43,742
Noninterest income	27,196	1,150	88	(631)	27,803
Noninterest expense	72,577	3,326	2,110	(631)	77,382
Income tax expense (benefit)	641	1,222	(889)	—	974

Segment profit (loss)	$(40,957)	$1,953	$(2,515)	$—	$(41,519)

Segment assets	$2,191,032	$43,661	$153,308	$—	$2,388,001

2010	Banking	Other Segments	Holding Company	Eliminations	Total Segments
Net interest income	$77,246	$8,327	$(1,980)	$—	$83,593
Provision for loan losses	69,568	1,539	—	—	71,107
Noninterest income	31,467	1,899	96	(918)	32,544
Noninterest expense	105,088	4,643	2,002	(918)	110,815
Income tax expense (benefit)	14,068	1,585	(743)	—	14,910

Segment profit (loss)	$(80,011)	$2,459	$(3,143)	$—	$(80,695)

Segment assets	$2,356,543	$42,995	$6,502	$—	$2,406,040

2009	Banking	Other Segments	Holding Company	Eliminations	Total Segments
Net interest income	$74,628	$8,474	$(2,577)	$—	$80,525
Provision for loan losses	47,483	2,763	—	—	50,246
Noninterest income	30,258	2,127	180	(987)	31,578
Noninterest expense	223,989	4,868	1,717	(987)	229,587
Income tax expense (benefit)	(16,712)	1,164	(1,488)	—	(17,036)

Segment profit (loss)	$(149,874)	$1,806	$(2,626)	$—	$(150,694)

Segment assets	$2,568,926	$42,251	$7,962	$—	$2,619,139

(Continued)

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

(Continued)

Green Bankshares and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

NOTE 20 – SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data:

	Predecessor Company			Successor Company
	Three months ended		07/01/2011 through	09/08/2011 through	Three Months Ended
Summary of Operations	03/31/2011	06/30/2011	09/07/2011	09/30/2011	12/31/2011
Net interest income	$19,267	$19,452	$14,058	$(236)	$(741)
Provision for loan losses	13,897	14,333	15,513	—	—
Noninterest income	7,627	8,236	11,940	1,169	2,297
Noninterest expense	23,027	24,770	29,585	95	188
Income tax expense (benefit)	281	281	974	(123)	(318)
Net income (loss)	$(10,311)	$(11,134)	$(20,074)	$961	$1,686

Net income (loss) available to common shareholders	$(11,561)	$(12,384)	$(20,983)	$961	$1,686

Comprehensive income	$(10,272)	$(11,096)	$(20,286)	$(308)	$1,494

Basic earnings (loss) per share	$(0.88)	$(0.94)	$(3.23)	$0.01	$.01
Diluted earnings (loss) per share	$(0.88)	$(0.94)	$(3.23)	$0.01	$.01

Dividends per common share	$0.00	$0.00	$0.00	$0.00	$0.00
Average common shares outstanding	13,108,598	13,126,923	13,145,744	133,083,075	133,083,075
Average common shares outstanding – diluted	13,108,598	13,126,923	13,145,744	133,174,370	133,160,384

Predecessor Company:

	For the three months ended
Summary of Operations	03/31/2010	06/30/2010	09/30/2010	12/31/2010
Net interest income	$21,659	$21,473	$20,747	$19,714
Provision for loan losses	3,889	4,749	36,823	25,646
Noninterest income	7,686	8,771	9,029	7,058
Noninterest expense	20,546	21,274	27,009	41,986
Income tax expense (benefit)	1,714	1,410	1,098	10,688

Net income (loss)	$3,196	$2,811	$(35,154)	$(51,548)

Net income (loss) available to common shareholders	$1,946	$1,561	$(36,405)	$(52,798)

Comprehensive income	$4,166	$3,705	$(34,583)	$(53,173)

Basic earnings (loss) per share	$0.15	$0.12	$(2.78)	$(4.03)

Diluted earnings (loss) per share	$0.15	$0.12	$(2.78)	$(4.03)

Dividends per common share	$0.00	$0.00	$0.00	$0.00
Average common shares outstanding	13,082,347	13,097,611	13,097,611	13,097,611
Average common shares outstanding – diluted	13,172,727	13,192,648	13,097,611	13,097,611

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A:	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, they have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and are also designed to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Changes in internal control over financial reporting

There have been no other significant changes in the Company’s internal control over financial reporting during the fourth fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management of Green Bankshares, Inc. (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting as of December 31, 2011.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

This Part incorporates certain information from the definitive proxy statement (the “2012 Proxy Statement”) for the Company’s 2012 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Company’s executive officers is included under the caption “Executive Officers of Green Bancshares, Inc.” in the 2012 Proxy Statement. Information concerning the Company’s directors and filing of certain reports of beneficial ownership is incorporated by reference to the sections entitled “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement. Information concerning the Audit Committee of the Company’s Board of Directors is incorporated by reference to the section entitled “Information about Our Board of Directors – Board of Directors Committees – Audit Committee” in the 2012 Proxy Statement. There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the date of the Company’s Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders.

The Company has adopted a Code of Business Conduct and Ethics (our “Code of Ethics”) that applies to our employees, officers and directors. The complete Code of Ethics is available on our website at www.capitalbank-us.com. If at any time it is not available on our website, we will provide a copy upon written request made to our Corporate Secretary, c/o Capital Bank Corporation, 333 Fayetteville Street, Suite 700, Raleigh, North Carolina 27601, telephone (919) 645-6400. Information on our website is not part of this report. If we amend or grant any waiver from a provision of our Code of Ethics that applies to our executive officers, we will publicly disclose such amendment or waiver as required by applicable law, including by posting such amendment or waiver on our website at www.capitalbank-us.com or by filing a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

This information is incorporated by reference from the sections entitled “Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference from the sections entitled “Principal Shareholders” and “Compensation – Equity Compensation Plan Information” in the 2012 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from the sections entitled “Director Compensation – Certain Transactions” and “Information about Our Board of Directors” in the 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from the section entitled “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm – Audit Firm Fee Summary” in the 2012 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)	The following consolidated financial statements of the Company included in the Company’s 2011 Annual Report to the Shareholders (the “Annual Report”) are incorporated herein by reference from Item 8 of this Form 10-K. The remaining information appearing in the Annual Report is not deemed to be filed as part of this Form 10-K, except as expressly provided herein.

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets – December 31, 2011 and 2010.

3.	Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009.

4.	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009.

5.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009.

6.	Notes to Consolidated Financial Statements.

(a)(2)	All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)	The following exhibits either are filed as part of this Report or are incorporated herein by reference:

2.1	Merger Agreement, dated as of January 25, 2007, by and between Greene County Bancshares, Inc. and Civitas Bankgroup, Inc. (Pursuant to Item 601(b)(2) of Regulation S-K the schedules and exhibits to this agreement have been omitted from this filing) – incorporated herein by reference to the Company’s Current Report on Form 8-K filed January 26, 2007.

2.2	Plan of Merger adopted by the Board of Directors of North American Financial Holdings, Inc. on September 8, 2011 – incorporated by reference to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011).

2.3	Investment Agreement, dated May 5, 2011, among Green Bankshares, Inc., GreenBank and North American Financial Holdings, Inc. (Exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit will be furnished supplementally to the Securities and Exchange Commission upon request) – incorporated by reference to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011).

2.4	Purchase and Assumption Agreement, dated as of July 16, 2010, among the Federal Deposit Insurance Corporation, Receiver of First National Bank of the South, Spartanburg, South Carolina, the Federal Deposit Insurance Corporation and NAFH National Bank (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) – incorporated by reference to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011).

2.5	Purchase and Assumption Agreement, dated as of July 16, 2010, among the Federal Deposit Insurance Corporation, Receiver of Metro Bank of Dade County, Miami, Florida, the Federal Deposit Insurance Corporation and NAFH National Bank (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) – incorporated by reference to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011).

2.6	Purchase and Assumption Agreement, dated as of July 16, 2010, among the Federal Deposit Insurance Corporation, Receiver of Turnberry Bank, Aventura, Florida, the Federal Deposit Insurance Corporation and NAFH National Bank (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) – incorporated by reference to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011).

2.7	Plan of Merger adopted by the Board of Directors of North American Financial Holdings, Inc. on September 8, 2011 – incorporated by reference to Appendix A to the prospectus forming a part of North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011).

3.1	Amended and Restated Charter – incorporated herein by reference to the Company’s Current Report on Form 8-K12G3/A filed on January 22, 2009.

3.2	Amendment to the Charter – incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 2, 2011.

3.3	Amendment to the Charter – incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 7, 2011.

3.4	Amendment to the Charter – incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 7, 2011.

3.5	Amended and Restated Bylaws – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 20, 2007.

3.6	Amendment to the Amended and Restated Bylaws – incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 2, 2011.

4.1	Form of Certificate for the Series A Preferred Stock – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008. In connection with the CBF Investment, all of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and related warrants to purchase shares of the Company’s common stock issued to the U.S. Treasury through the TARP were repurchased by CBF.

4.2	Warrant for Purchase of Shares of Common Stock dated December 23, 2008 – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008. In connection with the CBF Investment, all of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and related warrants to purchase shares of the Company’s common stock issued to the U.S. Treasury through the TARP were repurchased by CBF.

10.1	Employment Agreement and Amendment to Employment Agreement between the Company and R. Stan Puckett – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 7, 2008.*

10.2	Employment Agreement between the Company and Kenneth R. Vaught – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 7, 2008.*

10.3	Employment Agreement between the Company and Ronald E. Mayberry – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10.4	Non-competition Agreement between the Company and R. Stan Puckett – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10.5	Non-competition Agreement between the Company and Kenneth R. Vaught – incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*

10.6	Green Bankshares, Inc. Amended and Restated 2004 Long-Term Incentive Plan. – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.*

10.7	Greene County Bancshares, Inc. Amended and Restated Deferred Compensation Plan for Non-employee Directors – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 17, 2004.*

10.8	Form of Stock Option Award Agreement - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.9	Deferred Fee Agreement between the Bank and John Tolsma dated December 13, 2004 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*, **

10.10	Amendment and Restatement of the Greene County Bank Deferred Compensation Agreements dated March 11, 1997, March 1, 1999 and November 15, 2004 between the Bank and Philip M. Bachman dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.11	Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated March 1, 1999 between the Bank and W.T. Daniels dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 .*, **

10.12	Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated March 1, 1999 between the Bank and Terry Leonard dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.13	Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 1999 between the Bank and Charles S. Brooks dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.14	Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 1999 between the Bank and Jerald K. Jaynes dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.15	Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 2003 between the Bank and Charles H. Whitfield, Jr. dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 .*, **

10.16	Greene County Bank Executive Deferred Compensation Agreement between the Bank and R. Stan Puckett dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.17	Greene County Bank Executive Deferred Compensation Agreement between the Bank and Kenneth R. Vaught dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 .*, **

10.18	Greene County Bank Executive Deferred Compensation Agreement between the Bank and Ronald E. Mayberry dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 .*

10.19	Greene County Bancshares, Inc. Change in Control Protection Plan – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 26, 2004.*

10.20	Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and Steve L. Droke – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 26, 2004.*

10.21	Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and Ronald E. Mayberry – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 26, 2004.*

10.22	Summary of Compensation Arrangement for James E. Adams – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 15, 2005.*

10.23	Amended and Restated Deferred Compensation Plan for Nonemployee Directors – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 21, 2005.*

10.24	Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and James E. Adams – incorporated by reference to the Company’s Current Report on Form 8-K filed March 12, 2007.*

10.25	Form of Stock Appreciation Right Award Agreement – incorporated by reference to the Company’s Current Report on Form 8-K filed March 23, 2007.*

10.26	Amended and Restated Trust Agreement of GreenBank Capital Trust I (“GB Trust I”) dated as of May 16, 2007 by and among the Greene County Bancshares, Inc., as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and the Administrative Trustees named therein (the “GB Capital Trust Agreement”) – incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.27	Form of Certificate for Common Securities of GB Trust I included as Exhibit B to the GB Capital Trust Agreement – incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.28	Form of Certificate for Preferred Securities of GB Trust I included as Exhibit C to the GB Capital Trust Agreement – incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.29	Junior Subordinated Indenture dated as of May 16, 2007 between the Company and Wilmington Trust Company, as Trustee included as Exhibit D to the GB Capital Trust Agreement (the “Junior Subordinated Indenture”) – incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.30	Form of Certificate for $57,732,000 Note issued pursuant to the Junior Subordinated Indenture included as Sections 2.1 and 2.2 to the Junior Subordinated Indenture – incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.31	Guarantee Agreement dated as of May 16, 2007 between Greene County Bancshares, Inc., as Guarantor and Wilmington Trust Company, as Guarantee Trustee – incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.32	Form of Restricted Stock Agreement – incorporated by reference to the Company’s Current Report on Form 8-K filed January 23, 2008.*

10.33	Form of Stock Appreciation Right Agreement – incorporated by reference to the Company’s Current Report on Form 8-K filed February 29, 2008.*

10.34	Letter agreement, dated December 23, 2008, between the Company and the United States Department of Treasury, including Securities Purchase Agreement – Standard Terms with respect to the issuance and sale of the Series A preferred shares and the Warrant – incorporated by reference to the Company’s Current Report on Form 8-K filed December 23, 2008. In connection with the CBF Investment, all of the Company’s Series A preferred shares and the Warrant were repurchased by CFB.

10.35	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and R. Stan Puckett dated December 23, 2008 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 .*

10.36	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and Kenneth R. Vaught dated December 23, 2008 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 .*

10.37	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and James E. Adams dated December 23, 2008 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 .*

10.38	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and Steve L. Droke dated December 23, 2008 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 .*

10.39	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and William C. Adams dated December 23, 2008 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 .*

10.40	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and R. Stan Puckett dated December 3, 2009 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.41	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and Kenneth R. Vaught dated December 4, 2009 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.42	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and James E. Adams dated December 1, 2009 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.43	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and Steve L. Droke December 3, 2009 – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.44	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and William C. Adams dated December 2, 2009 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.45	Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and William C. Adams - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 .*

10.46	Stock Option Agreement, dated May 5, 2011, between Green Bankshares, Inc. and North American Financial Holdings, Inc. - incorporated by reference to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011).

10.47	Contingent Value Rights Agreement dated September 7, 2011, by Green Bankshares, Inc. - incorporated by reference to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011).

10.48	Registration Rights Agreement dated September 7, 2011, by and between Green Bankshares, Inc. and North American Financial Holdings, Inc. - incorporated by reference to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011).

10.49	Form of Indemnification Agreement by and between Green Bankshares, Inc. and its directors and certain officers - incorporated by reference to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011).

10.50	Form of Indemnification Agreement by and between GreenBank and its directors and certain officers – incorporated by reference to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011).

10.51	Stipulation of the Issuance of a Consent Order, dated August 12, 2011 – incorporated by reference to the Company’s Current Report on Form 8-K filed August 17, 2011.

10.52	Consent Order between GreenBank and the Federal Deposit Insurance Corporation, dated August 15, 2011 – incorporated by reference to the Company’s Current Report on Form 8-K filed August 17, 2011.

11.1	Statement re Computation of Per Share Earnings – incorporated by reference to Note 16 of the Notes to Consolidated Financial Statements herein.

21.1	Subsidiaries of the Company.

23.1	Consent of Dixon Hughes Goodman LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer under the Capital Purchase Program of the Troubled Assets Relief Program.

99.2	Certification of Chief Financial Officer under the Capital Purchase Program of the Troubled Assets Relief Program.

Exhibit 101.INS+	XBRLInstance Document

Exhibit 101.SCH+	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.
**	Following their September 7, 2011 resignation from the Company’s Board of Directors, Messrs. Daniels, Tolsma, Vaught and Whitfield received a lump sum distribution of their deferred compensation plan balances, as per terms of their agreements.

+

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Green Bankshares, Inc. Registrant

Date: April 9, 2012	By:	/s/ Christopher G. Marshall
Christopher G. Marshall
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on April 9, 2012.

Signature	Title

/s/ R. Eugene Taylor R. Eugene Taylor	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Christopher G. Marshall Christopher G. Marshall	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ R. Bruce Singletary R. Bruce Singletary	Executive Vice President, Chief Risk Officer and Director

/s/ Charles F. Atkins Charles F. Atkins	Director

/s/ Peter N. Foss Peter N. Foss	Director

/s/ Martha M. Bachman Martha M. Bachman	Director

/s/ Samuel E. Lynch Samuel E. Lynch	Director

EXHIBIT INDEX

2.1	Merger Agreement, dated as of January 25, 2007, by and between Greene County Bancshares, Inc. and Civitas Bankgroup, Inc. (Pursuant to Item 601(b)(2) of Regulation S-K the schedules and exhibits to this agreement have been omitted from this filing) – incorporated herein by reference to the Company’s Current Report on Form 8-K filed January 26, 2007.

2.2	Plan of Merger adopted by the Board of Directors of North American Financial Holdings, Inc. on September 8, 2011 – incorporated by reference to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011).

2.3	Investment Agreement, dated May 5, 2011, among Green Bankshares, Inc., GreenBank and North American Financial Holdings, Inc. (Exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit will be furnished supplementally to the Securities and Exchange Commission upon request) – incorporated by reference to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011).

2.4	Purchase and Assumption Agreement, dated as of July 16, 2010, among the Federal Deposit Insurance Corporation, Receiver of First National Bank of the South, Spartanburg, South Carolina, the Federal Deposit Insurance Corporation and NAFH National Bank (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) – incorporated by reference to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011).

2.5	Purchase and Assumption Agreement, dated as of July 16, 2010, among the Federal Deposit Insurance Corporation, Receiver of Metro Bank of Dade County, Miami, Florida, the Federal Deposit Insurance Corporation and NAFH National Bank (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) – incorporated by reference to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011).

2.6	Purchase and Assumption Agreement, dated as of July 16, 2010, among the Federal Deposit Insurance Corporation, Receiver of Turnberry Bank, Aventura, Florida, the Federal Deposit Insurance Corporation and NAFH National Bank (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) – incorporated by reference to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011).

2.7	Plan of Merger adopted by the Board of Directors of North American Financial Holdings, Inc. on September 8, 2011 – incorporated by reference to Appendix A to the prospectus forming a part of North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011).

3.1	Amended and Restated Charter – incorporated herein by reference to the Company’s Current Report on Form 8-K12G3/A filed on January 22, 2009.

3.2	Amendment to the Charter – incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 2, 2011.

3.3	Amendment to the Charter – incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 7, 2011.

3.4	Amendment to the Charter – incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 7, 2011.

3.5	Amended and Restated Bylaws – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 20, 2007.

3.6	Amendment to the Amended and Restated Bylaws – incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 2, 2011.

4.1	Form of Certificate for the Series A Preferred Stock – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008.

4.2	Warrant for Purchase of Shares of Common Stock dated December 23, 2008 – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008.

10.1	Employment Agreement and Amendment to Employment Agreement between the Company and R. Stan Puckett – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 7, 2008.*

10.2	Employment Agreement between the Company and Kenneth R. Vaught – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 7, 2008.*

10.3	Employment Agreement between the Company and Ronald E. Mayberry – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10.4	Non-competition Agreement between the Company and R. Stan Puckett – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10.5	Non-competition Agreement between the Company and Kenneth R. Vaught – incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*

10.6	Green Bankshares, Inc. Amended and Restated 2004 Long-Term Incentive Plan. – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.*

10.7	Greene County Bancshares, Inc. Amended and Restated Deferred Compensation Plan for Non-employee Directors – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 17, 2004.*

10.8	Form of Stock Option Award Agreement - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.9	Deferred Fee Agreement between the Bank and John Tolsma dated December 13, 2004 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*, **

10.10	Amendment and Restatement of the Greene County Bank Deferred Compensation Agreements dated March 11, 1997, March 1, 1999 and November 15, 2004 between the Bank and Philip M. Bachman dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.11	Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated March 1, 1999 between the Bank and W.T. Daniels dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 .*, **

10.12	Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated March 1, 1999 between the Bank and Terry Leonard dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.13	Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 1999 between the Bank and Charles S. Brooks dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.14	Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 1999 between the Bank and Jerald K. Jaynes dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.15	Amendment and Restatement of the Greene County Bank Deferred Compensation Agreement dated May 1, 2003 between the Bank and Charles H. Whitfield, Jr. dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 .*, **

10.16	Greene County Bank Executive Deferred Compensation Agreement between the Bank and R. Stan Puckett dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.17	Greene County Bank Executive Deferred Compensation Agreement between the Bank and Kenneth R. Vaught dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 .*, **

10.18	Greene County Bank Executive Deferred Compensation Agreement between the Bank and Ronald E. Mayberry dated March 11, 2005 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 .*

10.19	Greene County Bancshares, Inc. Change in Control Protection Plan – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 26, 2004.*

10.20	Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and Steve L. Droke – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 26, 2004.*

10.21	Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and Ronald E. Mayberry – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 26, 2004.*

10.22	Summary of Compensation Arrangement for James E. Adams – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 15, 2005.*

10.23	Amended and Restated Deferred Compensation Plan for Nonemployee Directors – incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 21, 2005.*
10.24	Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and James E. Adams – incorporated by reference to the Company’s Current Report on Form 8-K filed March 12, 2007.*

10.25	Form of Stock Appreciation Right Award Agreement – incorporated by reference to the Company’s Current Report on Form 8-K filed March 23, 2007.*

10.26	Amended and Restated Trust Agreement of GreenBank Capital Trust I (“GB Trust I”) dated as of May 16, 2007 by and among the Greene County Bancshares, Inc., as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and the Administrative Trustees named therein (the “GB Capital Trust Agreement”) – incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.27	Form of Certificate for Common Securities of GB Trust I included as Exhibit B to the GB Capital Trust Agreement – incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.28	Form of Certificate for Preferred Securities of GB Trust I included as Exhibit C to the GB Capital Trust Agreement – incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.29	Junior Subordinated Indenture dated as of May 16, 2007 between the Company and Wilmington Trust Company, as Trustee included as Exhibit D to the GB Capital Trust Agreement (the “Junior Subordinated Indenture”) – incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.30	Form of Certificate for $57,732,000 Note issued pursuant to the Junior Subordinated Indenture included as Sections 2.1 and 2.2 to the Junior Subordinated Indenture – incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.31	Guarantee Agreement dated as of May 16, 2007 between Greene County Bancshares, Inc., as Guarantor and Wilmington Trust Company, as Guarantee Trustee – incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.32	Form of Restricted Stock Agreement – incorporated by reference to the Company’s Current Report on Form 8-K filed January 23, 2008.*

10.33	Form of Stock Appreciation Right Agreement – incorporated by reference to the Company’s Current Report on Form 8-K filed February 29, 2008.*

10.34	Letter agreement, dated December 23, 2008, between the Company and the United States Department of Treasury, including Securities Purchase Agreement – Standard Terms with respect to the issuance and sale of the Series A preferred shares and the Warrant – incorporated by reference to the Company’s Current Report on Form 8-K filed December 23, 2008. In connection with the CFB Investment, all of the Company’s Series A preferred shares and the Warrant were repurchased by CBF.

10.35	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and R. Stan Puckett dated December 23, 2008 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 .*

10.36	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and Kenneth R. Vaught dated December 23, 2008 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 .*

10.37	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and James E. Adams dated December 23, 2008 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 .*

10.38	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and Steve L. Droke dated December 23, 2008 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 .*

10.39	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and William C. Adams dated December 23, 2008 - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 .*

10.40	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and R. Stan Puckett dated December 3, 2009 – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.41	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and Kenneth R. Vaught dated December 4, 2009 – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.42	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and James E. Adams dated December 1, 2009 – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.43	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and Steve L. Droke December 3, 2009 – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.44	Senior Executive Officer Letter Agreement by and between Green Bankshares, Inc. and William C. Adams dated December 2, 2009 – incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.45	Greene County Bancshares, Inc. Change in Control Protection Plan Participation Agreement between the Company and William C. Adams - incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 .*

10.46	Stock Option Agreement, dated May 5, 2011, between Green Bankshares, Inc. and North American Financial Holdings, Inc. – incorporated by reference to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011.

10.47	Contingent Value Rights Agreement dated September 7, 2011, by Green Bankshares, Inc. – incorporated by reference to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011.

10.48	Registration Rights Agreement dated September 7, 2011, by and between Green Bankshares, Inc. and North American Financial Holdings, Inc. – incorporated by reference to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011.

10.49.	Form of Indemnification Agreement by and between Green Bankshares, Inc. and its directors and certain officers – incorporated by reference to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011.

10.50	Form of Indemnification Agreement by and between GreenBank and its directors and certain officers – incorporated by reference to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011.

10.51	Stipulation of the Issuance of a Consent Order, dated August 12, 2011 – incorporated by reference to the Company’s Current Report on Form 8-K filed August 17, 2011.

10.52	Consent Order between GreenBank and the Federal Deposit Insurance Corporation, dated August 15, 2011 – incorporated by reference to the Company’s Current Report on Form 8-K filed August 17, 2011.

11.1	Statement re Computation of Per Share Earnings – incorporated by reference to Note 16 of the Notes to Consolidated Financial Statements herein.

21.1	Subsidiaries of the Company.

23.1	Consent of Dixon Hughes Goodman LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer under the Capital Purchase Program of the Troubled Assets Relief Program.

99.2	Certification of Chief Financial Officer under the Capital Purchase Program of the Troubled Assets Relief Program.

Exhibit 101.INS+	XBRL Instance Document

Exhibit 101.SCH+	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.
**	Following their September 7, 2011 resignation from the Company’s Board of Directors, Messrs. Daniels, Tolsma, Vaught and Whitfield received a lump sum distribution of their deferred compensation plan balances, as per terms of their agreements.