Form 10-Q
period 2012-03-31
GREEN BANKSHARES, INC.
filed 2012-05-08
CIK 764402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from             to

Commission File Number 0-14289

GREEN BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-12222567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 North Main Street, Greeneville, Tennessee 37743-4992

(Address of principal executive offices) (Zip Code)

(423) 639-5111

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “ large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 Par Value	133,160,384
Class	Outstanding as of May 4, 2012

GREEN BANKSHARES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GREEN BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars and shares in thousands, except per share amounts)

(Dollars and shares in thousands, except per share data)	(Unaudited) Successor Company	Successor Company
	March 31, 2012	December 31, 2011
Assets
Cash and due from banks	$2,637	$2,091
Other assets	2,783	3,804
Equity method investment in Capital Bank, NA	318,529	315,343

Total assets	$323,949	$321,238

Liabilities and Shareholders’ Equity
Liabilities
Subordinated debentures	$45,486	$45,180
Deferred income tax liability	15,456	15,522
Accrued interest payable and other liabilities	494	487

Total liabilities	61,436	61,189

Shareholders’ Equity
Preferred stock: no par value: 1,000 shares authorized, 0 shares outstanding	—	—
Common stock - $.01 par value: 300,000 shares authorized, 133,160 shares outstanding	1,332	1,332
Additional paid in capital	257,531	257,531
Retained earnings	5,920	2,647
Accumulated other comprehensive income (loss)	(2,270)	(1,461)

Total shareholders’ equity	262,513	260,049

Total Liabilities and Shareholders’ Equity	$323,949	$321,238

See accompanying notes to consolidated financial statements

GREEN BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars and shares in thousands, except per share amounts)

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Interest and dividend income
Loans, including fees	$—	$24,600
Investment securities:
Taxable	—	1,401
Tax-exempt	—	305
Federal Home Loan Bank and other stock	—	138
Federal funds sold and other	—	181

Total interest income	—	26,625

Interest expense
Deposits	—	5,330
Federal funds purchased and repurchase agreements	—	4
Federal Home Loan Bank advances and notes payable	—	1,543
Subordinated debentures	842	481

Total interest expense	842	7,358

Net interest income	(842)	19,267
Provision for loan losses	—	13,897

Net interest income after provision for loan losses	(842)	5,370

Non-interest income
Equity method income in Capital Bank, NA	3,995	—
Service charges on deposit accounts	—	5,830
Other charges and fees	—	430
Trust and investment services income	—	515
Mortgage banking income	—	87
Other income	16	765

Total non-interest income	4,011	7,627

Non-interest expense
Salaries and employee benefits	—	9,108
Net occupancy and equipment expense	—	3,590
Foreclosed asset related expense	—	3,803
Other expense	194	6,526

Total non-interest expense	194	23,027

Income (loss) before income taxes	2,975	(10,030)
Income tax expense (benefit)	(298)	281

Net income (loss)	$3,273	$(10,311)
Preferred dividends earned by preferred shareholders and discount accretion	—	1,250

Net loss allocated to common shareholders	$3,273	$(11,561)

Basic income (loss) per common share	$0.02	$(0.88)
Diluted income (loss) per common share	$0.02	$(0.88)

See accompanying notes to consolidated financial statements

GREEN BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(Unaudited)

(Dollars and shares in thousands, except per share amounts)

	Successor Company	Predecessor Company
	Three months ended March 31, 2012	Three months ended March 31, 2011
Net income	$3,273	$(10,311)
Other comprehensive income:
Unrealized holding gains (losses) on available for sale securities	(1,315)	63
Reclassification adjustments for (gains) losses recognized in income	—	—

Net unrealized holding gains (losses) on available for sale securities	(1,315)	63
Tax effect	(506)	25

Other comprehensive income (loss), net of tax:	(809)	38

Comprehensive income	$2,464	$(10,273)

GREEN BANKSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars and shares in thousands, except per share data)

Predecessor Company	Preferred Stock	Common Shares	Common Stock	Warrants for Common Stock	Additional Paid in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, January 1, 2011	$68,121	13,189	$26,378	$6,934	$188,901	$(147,436)	$999	$143,897
Comprehensive income/(loss):
Net (loss)						(10,311)		(10,311)
Net market valuation adjustment on securities available for sale							38	38
Less: reclassification adjustment for gains
Comprehensive income							—	—

Comprehensive income								(10,273)
Preferred stock transactions:
Accretion of preferred stock discount	347					(347)
Preferred stock dividends accrued						(903)		(903)
Common stock transactions:
Forfeiture of restricted common shares		(6)	(12)		(52)			(64)
Compensation expense:
Restricted stock					123			123
Stock Options	—	—	—		50			50

Balance, March 31, 2011	$68,468	13,183	$26,366	$6,934	$189,022	$(158,997)	$1,037	$132,830

Successor Company	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance, January 1, 2012	133,160	$1,332	$257,531	$2,647	$(1,461)	$260,049
Net income				3,273		3,273
Net market valuation adjustment on securities available for sale					(809)	(809)
Less: reclassification adjustment for gains					—	—

Comprehensive income						2,464

Balance, March 31, 2012	133,160	$1,332	$257,531	$5,920	$(2,270)	$262,513

GREEN BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Successor Company	Predecessor Company

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Cash flows from operating activities
Net income (loss)	$3,273	$(10,311)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Equity income from investment in Capital Bank, NA	(3,995)	—
Provision for loan losses	—	13,897
Depreciation and amortization	—	1,736
Security amortization and accretion, net	—	129
Net gain on sale of mortgage loans	—	(78)
Originations of mortgage loans held for sale	—	(7,421)
Proceeds from sales of mortgage loans	—	7,838
Increase in cash surrender value of life insurance	—	(279)
Net losses from sales of fixed assets	—	203
Stock-based compensation expense	—	109
Net loss on other real estate and repossessed assets	—	2,099
Amortization of Subordinated Debenture Discount	306	—
Net changes:
Other assets	1,019	9,769
Accrued interest payable and other liabilities	(57)	(1,196)

Net cash provided by operating activities	546	16,495

Cash flows from investing activities
Net change in interest-bearing deposits with banks	—	—
Purchase of securities available for sale	—	(35,782)
Proceeds from sales of securities available for sale	—	—
Proceeds from maturities of securities available for sale	—	10,985
Proceeds from maturities of securities held to maturity	—	350
Net change in loans	—	43,266
Proceeds from sale of other real estate	—	4,322
Improvements to other real estate	—	(113)
Proceeds from sale of fixed assets	—	7
Premises and equipment expenditures	—	(342)

Net cash (used in) provided by investing activities	—	22,693

Cash flows from financing activities
Net change in deposits	—	(1,219)
Net change in repurchase agreements	—	(702)
Repayments of FHLB advances and notes payable	—	(65)
Preferred stock dividends paid
Common stock dividends paid	—	—

Net cash (used) in financing activities	—	(1,986)

Net change in cash and cash equivalents	546	37,202
Cash and cash equivalents, beginning of year	2,091	294,214

Cash and cash equivalents, end of year	$2,637	$331,416

Supplemental disclosures – cash and noncash
Interest paid	535	7,044
Loans converted to other real estate	—	6,616
Loans Originated to finance / sell other real estate	—	1,020

See accompanying notes to consolidated financial statements

Green Bankshares, Inc.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands except per share data)

Note 1 – Basis of Presentation & Accounting Policies

Green Bankshares, Inc. is a bank holding company headquartered in Greeneville, Tennessee. Prior to September 7, 2011, the Company conducted its business primarily through its wholly-owned subsidiary, GreenBank. On September 7, 2011 (the “Merger Date”), the Bank merged with and into Capital Bank, a subsidiary of our majority shareholder, Capital Bank Financial Corp. (CBF), in an all-stock transaction, with Capital Bank, NA as the surviving entity (the “Bank Merger”). The Company’s approximately 34% ownership interest in Capital Bank, NA is recorded as an equity-method investment in that entity. As of March 31, 2012, the Company’s investment in Capital Bank, NA totaled $318,529 which reflected the Company’s pro rata ownership of Capital Bank, NA’s total shareholders’ equity. In periods subsequent to the Merger Date, the Company will adjust this equity investment balance based on its equity in Capital Bank, NA’s net income and comprehensive income. In connection with the Bank Merger, assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet resulting in a significant decrease in the total assets and total liabilities of the Company in the third quarter of 2011. Accordingly, as of March 31, 2012, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet. Subsequent to the Merger Date, the Company’s significant assets and liabilities are comprised of cash, its equity method investment in Capital Bank, NA, deferred income tax accounts and trust preferred securities. The Company’s operating results subsequent to the Merger Date include the Company’s proportionate share of equity method income from Capital Bank, NA and interest expense resulting from the outstanding trust preferred securities issued by the Company. Unless otherwise specified, this report describes Green Bankshares, Inc. and its subsidiaries including GreenBank through the Merger Date, and subsequent to that date, includes only Green Bankshares, Inc, and its equity method investment in Capital Bank, NA.

As used in this document, the terms “we,” “us,” “our,” “Green Bankshares,” and “Company” mean Green Bankshares, Inc. and its subsidiaries (unless the context indicates another meaning) and the term “Bank” means GreenBank, and, after the Bank Merger, its successor entities.

Capital Bank Financial, Corp. Investment

On September 7, 2011, (the “Transaction Date”) the Company completed the issuance and sale to CBF of 119.9 million shares of common stock for aggregate consideration of $217,019 (the “CBF Investment”). The consideration consisted of approximately $148,319 in cash and approximately $68,700 in the form of a contribution to the Company of all 72,278 outstanding shares of Series A Preferred Stock previously issued to the U.S. Treasury Department (“Treasury”) under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s common stock, which CBF purchased directly from the Treasury. The Series A Preferred Stock and the related warrant were retired on September 7, 2011 and are no longer outstanding.

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

Acquisition accounting requires that the assets purchased, the liabilities assumed, and non-controlling interests all be reported in the acquirer’s financial statements at their fair value, with any excess of purchase consideration over the net assets being reported as goodwill. In addition to the new accounting basis established for assets, liabilities and noncontrolling interests, acquisition accounting also requires the reclassification of any retained earnings from periods prior to the acquisition to be recognized as common share equity and the elimination of any accumulated other comprehensive income or loss and surplus within the Company’s Shareholders’ Equity section of the Company’s Consolidated Financial Statements. Accordingly, retained earnings and accumulated other comprehensive income at March 31, 2012 and December 31, 2011 represent only the results of operations subsequent to September 7, 2011, the date of the CBF Investment.

Balances and activity in the Company’s consolidated financial statements prior to the CBF Investment have been labeled with “Predecessor Company” while balances and activity subsequent to the CBF Investment have been labeled with “Successor Company.” Balances and activity prior to the CBF Investment (Predecessor Company) are not comparable to balances and activity from periods subsequent to the CBF Investment (Successor Company) due to new accounting bases as a result of recording them at their fair values as of the CBF Investment date rather than their historical cost basis. To call attention to this lack of comparability, the Company has placed a black line between Successor Company and Predecessor Company columns in the Consolidated Financial Statements, the tables in the notes to the statements, and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Green Bankshares, Inc.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands except per share data)

Critical Accounting Policies

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information and an additional description of the Company’s accounting policies, refer to the Company’s consolidated financial statements for the year ended December 31, 2011.

The accounting and reporting policies conform to accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The following is a summary of the more significant of these policies.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is net income (loss) allocated to common shareholders divided by the weighted average number of common shares and vested restricted shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options, warrants and restricted shares computed using the treasury stock method.

Earnings (loss) per share have been computed based on the following for the periods ended:

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Weighted average number of common shares outstanding:
Basic	133,160	13,109
Dilutive effect of options outstanding	—	—
Dilutive effect of restricted shares	—	—
Dilutive effect of warrants outstanding	—	—

Diluted	133,160	13,109

The dilutive effect of stock options and warrants and the dilutive effect of unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

Weighted average anti-dilutive stock options and warrants and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Anti-dilutive stock options	—	79
Anti-dilutive restricted stock awards	—	—
Anti-dilutive warrants	—	634

Income Taxes

Income tax expense (or benefit) is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Green Bankshares, Inc.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands except per share data)

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

The predecessor company filed a consolidated Federal and Tennessee income tax return for the tax period December 31, 2010 and short tax period ended September 7, 2011. For the tax periods ending December 31, 2011 and December 31, 2012, the successor company will be included in CBF’s consolidated Federal and Tennessee consolidated income tax return.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Stands Update No. 2011-05. ASU 2011-12 amended one of the requirements of Update 2011-05. Under the amendments in Update 2011-05, entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. In addition, the amendments in Update 2011-05 require that reclassification adjustments be presented in interim financial periods. The amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-12 did not have an impact on the Company’s consolidated financial condition or results of operations but will alter disclosures.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures About Offsetting Assets and Liabilities.” This project began as an attempt to converge the offsetting requirements under U.S. GAAP and IFRS. However, as the Boards were not able to reach a converged solution with regards to offsetting requirements, the Boards developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. ASU No. 2011-11 is effective for interim and annual reporting periods beginning on or after January 1, 2013. As the provisions of ASU No. 2011-11 only impact the disclosure requirements related to the offsetting of assets and liabilities, the adoption will have no impact on the Company’s Consolidated Financial Statements.

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 amended guidance on the annual goodwill impairment test performed by the Company. Under the amended guidance, the Company will have the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than the carrying value, the quantitative impairment test is required. If the Company believes the fair value of a reporting unit is greater than the carrying value, no further testing is required. A company can choose to perform the qualitative assessment on some or none of its reporting entities. The amended guidance includes examples of events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. These include macro-economic conditions such as deterioration in the entity’s operating environment, entity-specific events such as declining financial performance, and other events such as an expectation that a reporting unit will be sold. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have an impact on the Company’s consolidated financial condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends current guidance by (i) eliminating the option to present components of other comprehensive income (OCI) as part of the statement of changes in shareholders’ equity, (ii) requiring the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements, and (iii) requiring the presentation of reclassification adjustments on the face of the statement. The amendments of ASU 2011-05 do not change the option to present components of OCI either before or after related income tax effects, the items that must be reported in OCI, when an item of OCI should be reclassified to net income, or the computation of earnings per share (which continues to be based on net income). ASU 2011-05 is effective for interim and annual periods beginning on or after December 15, 2011 for public companies, with early adoption permitted and retrospective application required. The adoption of ASU 2011-05 did not have an impact on the Company’s consolidated financial condition or results of operations but will alter disclosures.

Green Bankshares, Inc.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands except per share data)

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amended guidance of ASU 2011-04 (i) clarifies how a principal market is determined, (ii) establishes the valuation premise for the highest and best use of nonfinancial assets, (iii) addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, (iv) extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and (v) requires additional disclosures including transfers between Level 1 and Level 2 of the fair value hierarchy, quantitative and qualitative information and a description of an entity’s valuation process for Level 3 fair value measurements, and fair value hierarchy disclosures for financial instruments not measured at fair value. ASU 2011-04 is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, to amend ASC Topic 310, Receivables. The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.

Note 2 – Equity Method Investment in Capital Bank, NA

On September 7, 2011, GreenBank, which was formerly a wholly-owned subsidiary of the Company, merged with and into Capital Bank, NA, a national banking association and subsidiary of TIB Financial Corp. (the “TIB Financial”), a corporation organized under the laws of the State of Florida, Capital Bank Corporation, a corporation organized under the laws of the state of North Carolina (“Capital Bank Corp.”) and CBF, with Capital Bank, NA as the surviving entity. Pursuant to the merger agreement dated September 7, 2011, between Capital Bank, NA and the Bank, the Company exchanged its 100% ownership interest in GreenBank for an approximately 34% ownership interest in the surviving combined entity, Capital Bank, NA.

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

The Company’s approximately 34% ownership interest in Capital Bank, NA is recorded as an equity-method investment in that entity. As of March 31, 2012 the Company’s investment in Capital Bank, NA totaled $318,529 which reflected the Company’s pro rata ownership of Capital Bank, NA’s total shareholders’ equity. In periods subsequent to the Merger Date, the Company will adjust this equity investment balance based on its equity in Capital Bank, NA’s net income and comprehensive income. In connection with the Bank Merger, assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet resulting in a significant decrease in the total assets and total liabilities of the Company in the third quarter of 2011. Accordingly, as of March 31, 2012, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet. Subsequent to the Merger Date, the Company’s significant assets and liabilities are comprised of cash, its equity method investment in Capital Bank, NA, deferred income tax accounts and trust preferred securities. The Company’s operating results subsequent to the Merger Date include the Company’s proportionate share of equity method income from Capital Bank, NA and interest expense resulting from the outstanding trust preferred securities issued by the Company. Unless otherwise specified, this report describes Green Bankshares, Inc. and its subsidiaries including GreenBank through the Merger Date, and subsequent to that date, includes only Green Bankshares, Inc, and its equity method investment in Capital Bank, NA.

Green Bankshares, Inc.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands except per share data)

The mergers of the Bank, Capital Bank and TIB Bank into Capital Bank, NA were restructuring transactions between commonly-controlled entities. The difference between the amount of the Company’s initial equity method investment in Capital Bank, NA, subsequent to the Bank Merger, and the Company’s investment in the Bank, immediately preceding the Bank Merger, was accounted for as a change to additional paid in capital. Additionally, at the time of the Bank Merger, due to the de-consolidation of the Bank, the balance of accumulated other comprehensive income was reclassified as additional paid in capital. As the Company began to account for its investment in the combined entity under the equity method subsequent to September 7, 2011, the Company’s proportional share of earnings of $3,995 was recorded in “Equity in income from investment in Capital Bank, NA.” in the Company’s Consolidated Statements of Income for the three months ended March 31, 2012.

At March 31, 2012, the Company’s net investment of $318,529 in Capital Bank, NA, was recorded in the Consolidated Balance Sheet as “Equity method investment in Capital Bank, NA.”

The following table presents summarized financial information for the Company’s equity method investee; Capital Bank, NA:

Three Months Ended March 31, 2012
Interest income	$74,132
Interest expense	8,725

Net interest income	65,407
Provision for loan losses	5,376
Non-interest income	14,614
Non-interest expense	55,217
Net income	11,907

Note 3 – Capital Requirements

As discussed in Note 1, due to the deconsolidation of the Bank during the third quarter of 2011, no capital ratios for the Bank as of March 31, 2012 and December 31, 2011 are reported in the Company’s notes to consolidated financial statements.

The Company (on a consolidated basis) is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements results in certain discretionary and required actions by regulators that could have an effect on the Company’s operations. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Capital Adequacy and Ratios

To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. At March 31, 2012 the Company maintained capital ratios exceeding the requirement to be considered adequately capitalized. These minimum amounts and ratios along with the actual amounts and ratios for the Company as of March 31, 2012 and December 31, 2011 are presented in the following tables.

March 31, 2012 (Successor Company)	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)
Green Bankshares, Inc.	N/A	N/A	$12,363	4.0%	$310,270	100.4%

Tier 1 Capital ( to Risk Weighted Assets)
Green Bankshares, Inc.	N/A	N/A	$12,376	4.0%	$310,270	100.3%

Total Capital (to Risk Weighted Assets)
Green Bankshares, Inc.	N/A	N/A	$24,752	8.0%	$310,270	100.3%

Green Bankshares, Inc.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands except per share data)

December 31, 2011 (Successor Company)	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)
Green Bankshares, Inc.	N/A	N/A	$12,188	4.0%	$306,690	100.7%

Tier 1 Capital ( to Risk Weighted Assets)
Green Bankshares, Inc.	N/A	N/A	$12,297	4.0%	$306,690	99.8%

Total Capital (to Risk Weighted Assets)
Green Bankshares, Inc.	N/A	N/A	$24,594	8.0%	$306,690	99.8%

Management believes, as of March 31, 2012, that the Company meets all capital requirements to which they are subject. Tier 1 Capital for the Company includes the trust preferred securities that were issued in July 2001, September 2003, June 2005, December 2005 and May 2007 to the extent allowable.

During the third quarter of 2011, the FDIC and the Tennessee Department of Financial Institutions (“TDFI”) issued a consent order against the Bank aimed at strengthening the Bank’s operations and its financial condition. The order’s provisions included requirements similar to those that the Bank had already informally committed to comply with, including requirements to maintain the Bank’s capital ratios above those levels required to be considered “well-capitalized” under federal banking regulations. As a result of the subsequent Bank Merger, the consent order is no longer in effect.

Subsidiary Dividend Limitations

In August 2010, Capital Bank, NA entered into an Operating Agreement (the “OCC Operating Agreement”) with the Office of the Comptroller of the Currency (the “OCC”). Currently, the OCC Operating Agreement with Capital Bank, NA prohibits the Bank from paying a dividend for three years following July 16, 2010, the date Capital Bank, NA acquired the assets and certain deposits of three failed banks from the Federal Deposit Insurance Corporation. Once the three-year period has elapsed, the agreement imposes other restrictions on Capital Bank, NA’s ability to pay dividends including requiring prior approval from the OCC before any distribution is made.

Dividends that may be paid by a national bank without express approval of the OCC are limited to that bank’s retained net profits for the preceding two years plus retained net profits up to the date of any dividend declaration in the current calendar year. Based on the retained net profits of the Bank, declaration of dividends by the Bank to the Company during 2012, if not subject to other restrictions, would have been limited to approximately $17,620.

Note 4 – Fair Value Measurements

ASC 820-10 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Green Bankshares, Inc.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands except per share data)

Valuation of securities available for sale

The fair values of securities available for sale are determined by (1) obtaining quoted prices on nationally recognized securities exchanges when available (Level 1 inputs), (2) matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs) and (3) for collateralized debt obligations, custom discounted cash flow modeling (Level 3 inputs).

Valuation of Impaired Loans and Other Real Estate Owned

The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan losses and other real estate owned is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The Company generally uses independent external appraisers in this process who routinely make adjustments to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. The Company’s policy is to update appraisals, at a minimum, annually for all classified assets, which include collateral dependent loans and OREO. We consider appraisals dated within the past 12 months to be current and do not typically make adjustments to such appraisals. In the Company’s process for reviewing third-party prepared appraisals, any differences of opinion on values, assumptions or adjustments to comparable sales data are typically reconciled directly with the independent appraiser prior to acceptance of the final appraisal. As discussed in Note 2 Equity Method Investment in Capital Bank, NA, due to the deconsolidation of the Bank during the third quarter of 2011, the Company had no loans or OREO measured at fair value on a recurring or non recurring basis as of March 31, 2012 and December 31,2011.

Assets and Liabilities Measured on a Recurring Basis

As discussed in Note 2 Equity Method Investment in Capital Bank, NA, due to the deconsolidation of the Bank during the third quarter of 2011, the Company had no loans or OREO measured at fair value on a recurring or non recurring basis as of March 31, 2012 and December 31, 2011.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and held at March 31, 2011, respectively.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Collateralized Debt Obligations
Predecessor Company	2011
Beginning balance, January 1,	$638
Included in earnings – other than temporary impairment	—
Included in other comprehensive income	—
Transfer in to Level 3	—

Ending balance March 31,	$638

Green Bankshares, Inc.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands except per share data)

Financial Assets and Liabilities

The carrying amounts and estimated fair values of financial instruments, at March 31, 2012 and December 31, 2011 are as follows:

	Fair Value Measurements
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Successor Company March 31, 2012

Financial assets:
Cash and cash equivalents	$2,637	$2,637	$2,637	$—	$—
Financial liabilities:
Subordinated debentures	45,486	48,058	—	48,058	—
Accrued interest payable	155	155	—	155	—
Successor Company December 31, 2011

Financial assets:
Cash and cash equivalents	$2,091	$2,091	$2,091	$—	$—
Financial liabilities:
Subordinated debentures	45,180	47,547	—	47,547	—
Accrued interest payable	153	153	—	153	—

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest payable and for subordinated debt.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of Green Bankshares, Inc. (the “Company”) to be materially different from future results described in such forward-looking statements. Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: market and economic conditions, the management of our growth, the risks associated with Capital Bank, NA’s loan portfolio and real estate holdings, local economic conditions affecting retail and commercial real estate, ability to integrate our new management and directors without encountering potential difficulties, the Company’s geographic concentration in the southeastern region of the United States, the potential for the interests of the other shareholders of Capital Bank, NA to differ from those of the Company, restrictions imposed by Capital Bank, NA’s loss sharing agreements with the FDIC, the assumptions and judgments required by loss share accounting and the acquisition method of accounting, competition within the industry, dependence on key personnel, government legislation and regulation, the risks associated with identification, completion and integration of any future acquisitions, risks related to Capital Bank, NA’s technology and information systems, risks associated with the controlling interest of CBF in the Company, and risks associated with the limited liquidity of the Company’s common stock. Additional factors that could cause actual results to differ materially are discussed in the Company’s Annual Report on Form 10-K. All forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of March 31, 2012, and statements of operations for the three months ended March 31, 2012. Except as otherwise noted, dollar and share amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not in thousands.

CBF Investment

On September 7, 2011, (the “Transaction Date”) the Company completed the issuance and sale to CBF of 119.9 million shares of Common Stock to CBF for aggregate consideration of $217,019,000 less $750 thousand of CBF’s expenses which were reimbursed by the Company.

The consideration consisted of approximately $147.6 million in cash and approximately $68.7 million in the form of a contribution to the Company of all 72,278 outstanding shares of Series A Preferred Stock previously issued to the United States Department of the Treasury under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s Common Stock, which CBF purchased directly from the Treasury. The Series A Preferred Stock and the related warrant were retired on September 7, 2011 and are no longer outstanding. In connection with the CBF Investment, each Company shareholder as of September 6, 2011 received one contingent value right per share (“CVR”) that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of GreenBank’s then existing loan portfolio as of May 5, 2011.

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

Because of the controlling proportion of voting securities in the Company acquired by CBF, the CBF Investment is considered an acquisition for accounting purposes and the push down method of the acquisition method of accounting was applied. The accounting guidance for acquisition accounting requires that the assets acquired and liabilities assumed be recorded at their respective fair values as of the acquisition date. Any purchase price in excess of the net assets acquired is recorded as goodwill.

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

Green Bank Merger with Capital Bank, NA

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

At March 31, 2012, the Company’s net investment of $318.5 million in Capital Bank, NA, was recorded in the Consolidated Balance Sheet as “Equity method investment in Capital Bank, NA” which represented the Company’s pro rata ownership of Capital Bank, NA’s total shareholders’ equity. In periods subsequent to the Merger Date, the Company has and will adjust this equity investment balance based on its equity in Capital Bank, NA’s net income and comprehensive income. In connection with the Bank Merger, assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet resulting in a significant decrease in the total assets and total liabilities of the Company in the third quarter of 2011. Accordingly, as of March 31, 2012, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet and subsequent to the Merger Date, interest expense is the result of the outstanding trust preferred securities issued by the Company.

Capital Bank, NA was formed in connection with the July 16, 2010 purchase and assumption of assets and deposits and other liabilities of three banks – Metro Bank of Dade County (Miami, Florida), Turnberry Bank (Aventura, Florida) and First National Bank of the South (Spartanburg, South Carolina) – from the Federal Deposit Insurance Corporation (the “FDIC”) and is a party to loss sharing agreements with the FDIC covering the large majority of the loans it acquired from the FDIC. As of March 31, 2012, following the mergers of TIB Bank, Capital Bank and GreenBank, as discussed above, Capital Bank, NA had total assets of $6.5 billion, total deposits of $5.3 billion and shareholders’ equity of $949.3 million. As of March 31, 2012, following the mergers of TIB Bank, Capital Bank and GreenBank as discussed above, Capital Bank, NA operated 143 branches in Florida, North Carolina, South Carolina, Tennessee and Virginia.

Potential Merger of Green Bankshares, Inc. and CBF, Corp.

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

Quarterly Summary

For the first quarter of 2012, the Company reported net income of $3.3 million. Basic and diluted income per common share was $0.02. Net income during the quarter reflects equity income from the Company’s investment in Capital Bank, NA of $4.0 million, net of tax and interest expense of $842,000 related to trust preferred securities. Excluding the equity income of $4.0 million, the Company reported a net loss before tax in the first quarter of $1.0 million which resulted in a tax benefit of $0.3 million being recorded.

Operating and financial highlights include the following:

•	On September 7, 2011, GreenBank, which was the wholly-owned banking subsidiary of Green Bankshares, Inc., merged with and into Capital Bank, NA;

•	As a result of the Bank Merger, the Company held a 34% ownership interest in Capital Bank, NA at March 31, 2012

•

As previously announced, CBF agreed to acquire 100% of Southern Community Financial Corp., which it expects to close, pending shareholder and regulatory approvals, during the second quarter of 2012. Upon closing, Southern Community’s regulated subsidiary, Southern Community Bank and Trust, will be merged into Capital Bank, NA.

Green Bankshares, Inc. reported total assets of $323.9 million as of March 31, 2012.

The following table presents summarized financial information for the Company’s equity method investee; Capital Bank, NA:

Three Months Ended March 31, 2012
Interest income	$74,132
Interest expense	8,725

Net interest income	65,407
Provision for loan losses	5,376
Non-interest income	14,614
Non-interest expense	55,217
Net income	11,907

Results of Operations

Net income

Three months ended March 31, 2012:

The Company reported net income of $3.3 million for the three months ended March 31, 2012. Basic and diluted income per common share was $0.02. The Company’s consolidated net income includes three months of equity in income from its investment in Capital Bank, NA which amounted to $4.0 million, net of tax. Net income also included interest expense of $842,000 for the first quarter related to trust preferred securities. Excluding the equity income of $4.0 million, the Company reported a net loss before tax in the first quarter of $1.0 million which resulted in a tax benefit of $0.3 million being recorded.

Three months ended March 31, 2011:

The Company reported a net loss of $10.3 million for the three months ended March 31, 2011. Basic and diluted net loss per common share was $(0.88). The provision for loan losses recorded during the quarter was $13.9 million as credit costs remained elevated.

Net Interest Income

Three months ended March 31, 2012:

Following the September 7, 2011 Bank Merger, as a result of the deconsolidation of the Bank, the Successor Company has no interest earning assets and its primary asset is the investment in Capital Bank, NA for which income is recorded in non-interest income. Net Interest loss in the first quarter of 2012 was $(842,000) representing interest expense on trust preferred securities, with an average balance of $45.3 million and cost of 7.48% for the quarter.

Three months ended March 31, 2011:

The largest source of earnings for the Predecessor Company was net interest income, which is the difference between interest income on earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income was affected by the interest rate environment and the volume and the composition of interest-earning assets and interest-bearing liabilities. Interest-earning assets included loans, federal funds sold and securities purchased under agreements to resell, interest-bearing deposits in other banks and investment securities. Interest-bearing liabilities included deposits, federal funds purchased, subordinated debentures, advances from the FHLB and other short term borrowings.

First quarter 2011 net interest income totaled $19,267,000. The net interest margin was 3.77% in the first quarter of 2011, reflecting an average yield of 5.20% on earning assets versus an average cost of 1.42% on interest-bearing liabilities. Loans, accounting for 75% of earning assets, had a yield of 6.37% while securities and short-term investments produced yields of 3.57% and 0.25%, respectively. Interest checking, savings and money market deposits represented 59% of interest-bearing deposits, and had an average yield of 0.68% while time deposits, represented 41% of interest-bearing deposits, with an average yield of 1.87%.

The following table, for which dollars are in thousands, presents average balances of the Predecessor Company, the taxable-equivalent interest earned, and the rate paid thereon during the three months ended March 31, 2011. A comparable analysis is not presented for the three months ended March 31, 2012 given that the Successor Company has no interest earning assets.

	Predecessor Company
	2011
	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans(1) (2)	$1,567,761	$24,614	6.37%
Investment securities (2)	227,762	2,007	3.57%
Other short-term investments	294,905	181	0.25%

Total interest-earning assets	$2,090,428	$26,802	5.20%

Non-interest earning assets	340,868

Total assets	$2,431,296

Interest-bearing liabilities:
Deposits:
Interest checking, savings and money market	$1,079,824	$1,811	0.68%
Time deposits	763,967	3,519	1.87%

Total interest-bearing deposits	$1,843,791	$5,330	1.17%

Securities sold under repurchase agreements and short-term borrowings	16,994	4	0.10%
Notes payable	158,628	1,543	3.94%
Subordinated debentures	88,662	481	2.20%

Total interest-bearing liabilities	$2,108,075	$7,358	1.42%

Non-interest bearing liabilities:
Demand deposits	161,702
Other liabilities	17,731

Total non-interest bearing liabilities	179,433

Total liabilities	2,287,508

Shareholders’ equity	143,788

Total liabilities and shareholders’ equity	$2,431,296

Net interest income		$19,444

Interest rate spread			3.77%

Net yield on interest-earning assets			3.77%

[1]	Average loan balances excluded nonaccrual loans for the periods presented.
[2]

Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35%. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison

Non-interest Income

The following table presents the principal components of non-interest income for the three months ended March 31, 2012 and 2011.

	Successor Company	Predecessor Company
(Dollars in thousands)	2012	2011
Equity in income from investment in Capital Bank, NA	$3,995	$—
Service charges on deposit accounts	—	5,830
Other charges and fees	—	430
Mortgage banking income	—	87
Trust and investment services income	—	515
Earnings on bank owned life insurance policies	—	323
Other	16	442

Total non-interest income	$4,011	$7,627

The Company is unable to provide a comparable analysis in this discussion of non-interest income because there are no comparable periods due to the Bank Merger discussed above.

Three months ended March 31, 2012:

The non-interest income for the three months ended March 31, 2012 reflects income from the Company’s equity method investment in Capital Bank, NA of $4.0 million net of tax.

Three months ended March 31, 2011:

Service charges on deposits represented the largest source of non-interest income, accounting for $5.8 million or 76% of total non-interest income for the three months ended March 31, 2011. The Company recorded $515,000 of trust and investment services income and $323,000 of earnings on bank owned life insurance.

Non-interest Expense

The following table represents the principal components of non-interest expense for the three months ended March 31, 2012 and 2011:

	Successor Company	Predecessor Company
(Dollars in thousands)	2012	2011
Salary and employee benefits	$—	$9,108
Net occupancy expense	—	2,671
Foreclosed asset related expense	—	1,155
Legal, and other professional	104	788
Computer services	—	919
Collection costs	—	547
Marketing and community relations	—	718
Operating supplies	—	148
Directors’ fees	—	40
Travel expenses	—	130
FDIC and state assessments	—	1,086
Amortization of intangibles	—	626
Net losses on disposition of repossessed assets	—	2,101
Insurance, non-building	—	51
Other operating expense	90	2,939

Total non-interest expense	$194	$23,027

Three months ended March 31, 2012:

Non-interest expense for the three months ended March 31, 2012 totaled $194,000, representing audit fees of $118,000 and $73,000 of management fee expense for services provided to the Company by employees of Capital Bank, NA.

Three months ended March 31, 2011:

During the three months ended March 31, 2011, the largest components of non-interest expense were $9.1 million of salary and benefits, $3.8 million of credit-related costs (including operating costs and losses on disposition of foreclosed or repossessed assets, and collection costs), $2.7 million of net occupancy costs and $1.1 million of FDIC and state assessments.

Provision for income taxes

The provision for income taxes includes federal and state income taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes. The effective income tax rate for the three months ended March 31, 2012 was approximately (10%). Due to the equity method of accounting for the Company’s investment in Capital Bank, NA, the effective tax rate reflected in the current period was lower than the statutory tax rate. As the equity in income from investment in Capital Bank, NA is net of income tax expense, such earnings are treated as a permanent difference and are not included in taxable income. Excluding the impact of the equity method earnings from Capital Bank, NA, the effective income tax rate for the three months ended March 31, 2012 would have been approximately 37%.

The effective income tax rate for the three months ended March 31, 2011, was (2.8%), which was significantly impacted by the valuation allowance for the net deferred tax assets. A valuation allowance related to deferred tax assets is required when it is considered more likely than not (greater than 50% likelihood) that all or part of the benefit related to such assets will not be realized. The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to the evidence that can be objectively verified. The most significant negative verifiable evidence for the quarter ended March 31, 2011 was the three year cumulative loss calculation, net of the non-cash goodwill impairment charge of ($143.4) million recognized in the second quarter of 2009. The predecessor company’s estimate of the realization of its net deferred tax assets was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years, pre-tax core operating projections, tax planning strategies, and the longevity of the company. Based on management’s calculation, an allowance of 47,563, or 88.2% of the net deferred tax assets, was an adequate estimate of the portion of the net deferred tax assets which was more likely than not to not be realized as of March 31, 2011.

Our future effective income tax rate will fluctuate based on the amount of the equity in income from our investment in Capital Bank, NA and our overall level of taxable income. Additionally, there were no unrecognized tax benefits at March 31, 2012, and we do not expect the total of unrecognized tax benefits to significantly increase in the next twelve months.

Balance Sheet

Total assets at March 31, 2012 were $323.9 million. As discussed above, due to the Bank Merger, the Company began to account for its ownership in Capital Bank, NA under the equity method of accounting and the assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet. The deconsolidation resulted in a significant decrease in the total assets and total liabilities of the Company in the third quarter of 2011. Accordingly, as of March 31, 2012, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet.

At March 31, 2012, the Company’s trust preferred securities had a carrying value of $45.5 million, and a notional value of $86 million which was comparable to the balance at December 31, 2011.

Shareholders’ equity totaled $262.5 million at March 31, 2012, increasing $2.5 million from December 31, 2011.

Capital and Liquidity

Capital

As of March 31, 2012 and December 31, 2011, the Company’s ratios of total capital to risk-weighted assets were 100.3% and 99.8%, respectively, and the leverage ratios were 100.4% and 100.7%, respectively, which exceeded the levels required to be considered well capitalized. Due to the Bank Merger discussed above, the deconsolidation of the Bank and the equity method of accounting for the Company’s investment in Capital Bank, NA, the regulatory capital ratios for the Company are not meaningful. Subsequent to the Bank Merger, the primary source of support for Capital Bank, NA is the Company’s majority shareholder, CBF.

During the third quarter of 2011, the FDIC and the Tennessee Department of Financial Institutions (“TDFI”) issued a consent order against the Bank aimed at strengthening the Bank’s operations and its financial condition. The order’s provisions included requirements similar to those that the Bank had already informally committed to comply with, including requirements to maintain the Bank’s capital ratios above those levels required to be considered “well-capitalized” under federal banking regulations. As a result of the subsequent Bank Merger, the consent order is no longer in effect.

On September 7, 2011, the Company completed the issuance and sale to CBF of 119.9 million shares of common stock for aggregate consideration of $217 million. The consideration consisted of approximately $148.3 million in cash and approximately $68.7 million in the form of a contribution to the Company of all 72,278 outstanding shares of Series A Preferred Stock previously issued to the U.S. Treasury Department (“Treasury”) under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s common stock, which CBF purchased directly from the Treasury. The Series A Preferred Stock and the related warrant were retired on September 7, 2011 and are no longer outstanding.

Liquidity

Liquidity represents the ability to provide sufficient funds to cover operating obligations. Required redemptions of the Company’s trust preferred securities do not commence until 2031. Funds for such redemptions can be obtained by capital contributions from the Company’s holding company CBF.

On September 7, 2011, GreenBank, which was formerly a wholly-owned subsidiary of the Company, merged with and into Capital Bank, NA, a national banking association and subsidiary of TIB Financial Corp. (the “TIB Financial”), a corporation organized under the laws of the State of Florida, Capital Bank Corporation, a corporation organized under the laws of the state of North Carolina (“Capital Bank Corp.”) and CBF, with Capital Bank, NA as the surviving entity. Pursuant to the merger agreement dated September 7, 2011, between Capital Bank, NA and the Bank, the Company exchanged its 100% ownership interest in GreenBank for an approximately 34% ownership interest in the surviving combined entity, Capital Bank, NA.

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

During September 2011, the Company paid interest payments on all of its series of junior subordinated debentures having an outstanding principal amount of $86 million, relating to outstanding trust preferred securities (“TRUPs”), for which payments had been deferred beginning in the fourth quarter of 2010.

As of March 31, 2012, the Company had cash of approximately $2.6 million. This cash is available for providing additional capital support to Capital Bank, NA and for other general corporate purposes.

Currently, the OCC Operating Agreement with Capital Bank prohibits the Bank from paying a dividend for three years following the July 16, 2010 initial acquisition date. Once the three-year period has elapsed, the agreement imposes other restrictions on Capital Bank’s ability to pay dividends including requiring prior approval from the OCC before any distribution is made. Therefore, the Company does not expect to receive dividends from the Bank in the foreseeable future.

Dividends that may be paid by a national bank without express approval of the OCC are limited to that bank’s retained net profits for the preceding two years plus retained net profits up to the date of any dividend declaration in the current calendar year. Based on the retained net profits of the Bank, declaration of dividends by the Bank to the Company during 2011, if not subject to other restrictions, would have been limited to approximately $17.6 million.

Asset and Liability Management

Closely related to liquidity management is the management of the relative interest rate sensitivity of interest-earning assets and interest-bearing liabilities. See “Quantitative and Qualitative Disclosures About Market Risk” below. Increases in LIBOR, the index to which the interest rate on our trust preferred securities are tied could increase, which could have a material adverse impact on the financial condition and operating results of the Company.

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

As of March 31, 2012, the Company has no interest earning assets and our interest-bearing liabilities consist of trust preferred securities with a notional amount of $86 million. Accordingly, our net interest income is sensitive to changes in interest rates. As the most significant component of our future operating results will be derived from our 34% investment in Capital Bank, NA, which represents approximately 98% of the Company’s total assets at March 31, 2012, we anticipate that net interest income will become a less significant measure of the operating results of the Company in future periods. As all of the Company’s trust preferred securities are tied to the three month LIBOR rate, changes in net interest income would be directly correlated to changes in this rate. Accordingly, 100 and 200 basis point changes in this rate would result in $860,000 and $1,720,000 changes in interest expense, respectively.

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

(b)	Internal Control Over Financial Reporting

Changes in internal control over financial reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three month period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material legal proceedings filed against the Company during the quarter ended March 30, 2012, nor were there any material developments in existing legal proceedings to which the Company is a party. Please refer to Part I, Item 3 of our 2011 Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for a discussion of the material legal proceedings to which we are a party other than those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 1a.	Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases (both open market and private transactions) during the three months ended March 31, 2012 of any of the Company’s securities registered under Section 12 of the Exchange Act, by or on behalf of the Company, or any affiliated purchaser of the Company.

The Company has not completed any unregistered sales of equity securities during the three months ended March 31, 2012.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine and Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description

31.1	Certification of R. Eugene Taylor pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Christopher G. Marshall pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of R. Eugene Taylor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Christopher G. Marshall pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN BANKSHARES, INC.

Date: May 8, 2012	/s/ R. Eugene Taylor
R. Eugene Taylor Chairman and Chief Executive Officer

Date : May 8, 2012	/s/ Christopher G. Marshall
Christopher G. Marshall Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of R. Eugene Taylor pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Christopher G. Marshall pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of R. Eugene Taylor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Christopher G. Marshall pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.