Form 10-Q
period 2012-06-30
GREEN BANKSHARES, INC.
filed 2012-08-10
CIK 764402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 Par Value	133,160,384
Class	Outstanding as of August 1, 2012

GREEN BANKSHARES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GREEN BANKSHARES, INC.

(UNAUDITED)

CONSOLIDATED BALANCE SHEETS

(Dollars and shares in thousands, except per share amounts)

(Dollars and shares in thousands, except per share data)	Successor Company	Successor Company
	June 30, 2012	December 31, 2011
Assets
Cash and due from banks	$653	$2,091
Other assets	4,451	3,804
Equity method investment in Capital Bank, NA	324,281	315,293

Total assets	$329,385	$321,188

Liabilities and Shareholders’ Equity
Liabilities
Subordinated debentures	$45,798	$45,180
Deferred income tax liability	15,620	15,608
Accrued interest payable and other liabilities	307	255

Total liabilities	61,725	61,043

Shareholders’ Equity
Preferred stock: no par value: 1,000 shares authorized, 0 shares outstanding	—	—
Common stock – $.01 par value: 300,000 shares authorized, 133,160 shares outstanding	1,332	1,332
Additional paid in capital	257,628	257,627
Retained earnings	8,969	2,647
Accumulated other comprehensive (loss)	(269)	(1,461)

Total shareholders’ equity	267,660	260,145

Total Liabilities and Shareholders’ Equity	$329,385	$321,188

See accompanying notes to consolidated financial statements

GREEN BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars and shares in thousands, except per share amounts)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Interest and dividend income
Loans, including fees	$—	$23,804	$—	$48,404
Investment securities:
Taxable	—	1,686	—	3,088
Tax-exempt	—	281	—	586
Federal Home Loan Bank and other stock	—	134	—	272
Federal funds sold and other	—	170	—	350

Total interest income	—	26,075	—	52,700

Interest expense
Deposits	—	4,561	—	9,892
Federal funds purchased and repurchase agreements	—	4	—	8
Federal Home Loan Bank advances and notes payable	—	1,570	—	3,113
Subordinated debentures	841	488	1,683	969

Total interest expense	841	6,623	1,683	13,982

Net interest income (loss)	(841)	19,452	(1,683)	38,718

Provision for loan losses	—	14,333	—	28,229

Net interest income (loss) after provision for loan losses	(841)	5,119	(1,683)	10,489

Non-interest income
Equity method income in Capital Bank, NA	3,801	—	7,796	—
Service charges on deposit accounts	—	6,377	—	12,208
Other charges and fees	—	369	—	799
Trust and investment services income	—	497	—	1,012
Mortgage banking income	—	112	—	199
Other income	16	881	32	1,646

Total non-interest income	3,817	8,236	7,828	15,864

Non-interest expense
Salaries and employee benefits	—	8,203	—	17,311
Net occupancy and equipment expense	—	2,348	—	5,020
Foreclosed asset related expense	—	6,294	—	10,097
Other expense	430	7,925	624	15,370

Total non-interest expense	430	24,770	624	47,798

Income (loss) before income taxes	2,546	(11,415)	5,521	(21,445)

Income tax benefit	(503)	(281)	(801)	—

Net income (loss)	$3,049	$(11,134)	$6,322	$(21,445)
Preferred dividends earned by preferred shareholders and discount accretion	—	1,250	—	2,500

Net income (loss) allocated to common shareholders	$3,049	$(12,384)	$6,322	$(23,945)

Basic income (loss) per common share	$0.02	$(0.94)	$0.05	$(1.83)

Diluted income (loss) per common share	$0.02	$(0.94)	$0.05	$(1.83)

See accompanying notes to consolidated financial statements

GREEN BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars and shares in thousands, except per share amounts)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011

Net income (loss)	$3,049	$(11,134)	$6,322	$(21,445)
Other comprehensive income:
Unrealized holding gains on available for sale securities	—	1,768	—	1,831
Unrealized holding gains from investment in Capital Bank NA	3,255	—	1,940	—

Net unrealized holding gains on available for sale securities	3,255	1,768	1,940	1,831
Tax effect	(1,254)	(693)	(748)	(718)

Other comprehensive income, net of tax:	2,001	1,075	1,192	1,113

Comprehensive income (loss)	$5,050	$(10,059)	$7,514	$(20,332)

GREEN BANKSHARES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Successor Company	Predecessor Company
	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Cash flows from operating activities
Net income (loss)	$6,322	$(21,445)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity income from investment in Capital Bank, NA	(7,796)	—
Provision for loan losses	—	28,229
Depreciation and amortization	—	3,442
Security amortization and accretion, net	—	199
Net gain on sale of mortgage loans	—	(185)
Originations of mortgage loans held for sale	—	(14,560)
Proceeds from sales of mortgage loans	—	15,427
Increase in cash surrender value of life insurance	—	(561)
Net losses from sales of fixed assets	—	223
Stock-based compensation expense	—	287
Net loss on other real estate and repossessed assets	—	6,429
Amortization of subordinated debenture discount	618	—
Change in other assets	(647)	12,193
Change in accrued interest payable and other liabilities	65	2,779

Net cash (used in) provided by operating activities	(1,438)	32,457

Cash flows from investing activities
Purchase of securities available for sale	—	(59,790)
Proceeds from maturities of securities available for sale	—	45,868
Proceeds from maturities of securities held to maturity	—	465
Net change in loans	—	111,627
Proceeds from sale of other real estate	—	15,154
Improvements to other real estate	—	(261)
Proceeds from sale of fixed assets	—	7
Premises and equipment expenditures	—	(516)

Net cash provided by investing activities	—	112,554

Cash flows from financing activities
Net change in deposits	—	(93,466)
Net change in repurchase agreements	—	(700)
Repayments of FHLB advances and notes payable	—	(794)

Net cash used in financing activities	—	(94,960)

Net change in cash and cash equivalents	(1,438)	50,051
Cash and cash equivalents, beginning of year	2,091	294,214

Cash and cash equivalents, end of year	$653	$344,265

Supplemental disclosures – cash and noncash
Interest paid	$1,066	$13,313
Loans converted to other real estate	—	41,261
Loans originated to finance / sell other real estate	—	1,568
Preferred dividends declared	—	1,806

See accompanying notes to consolidated financial statements

Green Bankshares, Inc.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands except per share data)

Note 1 – Basis of Presentation & Accounting Policies

Green Bankshares, Inc. (“the Company”) is a bank holding company headquartered in Greeneville, Tennessee. Prior to September 7, 2011, the Company conducted its business primarily through its wholly-owned subsidiary, GreenBank. On September 7, 2011 (the “Merger Date”), the Bank (as defined below) merged with and into Capital Bank, a subsidiary of our majority shareholder, Capital Bank Financial Corp. (“CBF”), in an all-stock transaction, with Capital Bank, National Association (“Capital Bank, NA) as the surviving entity (the “Bank Merger”). Pursuant to the Bank Merger, the Company acquired an approximately 34% ownership interest in Capital Bank, NA which is recorded as an equity-method investment in that entity. As of June 30, 2012, the Company’s investment in Capital Bank, NA totaled $324,281 which reflected the Company’s pro rata ownership of Capital Bank, NA’s total shareholders’ equity. In periods subsequent to the Merger Date, the Company will adjust this equity investment balance based on its equity in Capital Bank, NA’s net income and comprehensive income. In connection with the Bank Merger, assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet resulting in a significant decrease in the total assets and total liabilities of the Company in the third quarter of 2011. Accordingly, as of June 30, 2012 and December 31, 2011, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet. Subsequent to the Merger Date, the Company’s significant assets and liabilities are comprised of cash, its equity method investment in Capital Bank, NA, deferred income tax liabilities and trust preferred securities. The Company’s operating results subsequent to the Merger Date include the Company’s proportionate share of equity method income from Capital Bank, NA and interest expense resulting from the outstanding trust preferred securities issued by the Company. Unless otherwise specified, this report describes Green Bankshares, Inc. and its subsidiaries including GreenBank through the Merger Date, and subsequent to that date, includes only Green Bankshares, Inc, and its equity method investment in Capital Bank, NA.

As used in this document, the terms “we,” “us,” “our,” “Green Bankshares,” and “Company” mean Green Bankshares, Inc. and its subsidiaries (unless the context indicates another meaning) and the term “Bank” means GreenBank, and, after the Bank Merger, its successor entities.

Capital Bank Financial Corp. Investment

On September 7, 2011 (the “Transaction Date”), the Company completed the issuance and sale to CBF of 119.9 million shares of common stock for aggregate consideration of $217,019 (the “CBF Investment”). The consideration consisted of approximately $148,319 in cash and approximately $68,700 in the form of a contribution to the Company of all 72,278 outstanding shares of Series A Preferred Stock previously issued to the U.S. Treasury Department (“Treasury”) under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s common stock, which CBF purchased directly from the Treasury. The Series A Preferred Stock and the related warrant were retired on September 7, 2011 and are no longer outstanding.

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

Acquisition accounting requires that the assets purchased, the liabilities assumed, and non-controlling interests all be reported in the acquirer’s financial statements at their fair value, with any excess of purchase consideration over the net assets being reported as goodwill. In addition to the new accounting basis established for assets, liabilities and noncontrolling interests, acquisition accounting also requires the reclassification of any retained earnings from periods prior to the acquisition to be recognized as common share equity and the elimination of any accumulated other comprehensive income or loss and surplus within the Company’s Shareholders’ Equity section of the Company’s Consolidated Financial Statements. Accordingly, retained earnings and accumulated other comprehensive income at June 30, 2012 and December 31, 2011 represent only the results of operations subsequent to September 7, 2011, the date of the CBF Investment.

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

Green Bankshares, Inc.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands except per share data)

Critical Accounting Policies

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information and an additional description of the Company’s accounting policies, refer to the Company’s consolidated financial statements for the year ended December 31, 2011.

The accounting and reporting policies conform to general practices within the banking industry. The following is a summary of the more significant of these policies.

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

Earnings (loss) per share have been computed based on the following for the periods ended:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Weighted average number of common shares outstanding:
Basic	133,160	13,127	133,160	13,118
Dilutive effect of options outstanding	—	—	—	—
Dilutive effect of restricted shares	—	—	—	—
Dilutive effect of warrants outstanding	—	—	—	—

Diluted	133,160	13,127	133,160	13,118

The dilutive effect of stock options and warrants and the dilutive effect of unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

Weighted average anti-dilutive stock options and warrants and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Anti-dilutive stock options	313	344	313	345
Anti-dilutive restricted stock awards	—	93	—	86
Anti-dilutive warrants	—	635	—	635

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

The predecessor company filed a consolidated Federal and Tennessee income tax return for the short tax period ended September 7, 2011. For the tax periods ending December 31, 2011 and December 31, 2012, the successor company will be included in CBF’s consolidated Federal and Tennessee consolidated income tax return.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Stands Update No. 2011-05. ASU 2011-12 amended one of the requirements of Update 2011-05. Under the amendments in Update 2011-05, entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. In addition, the amendments in Update 2011-05 require that reclassification adjustments be presented in interim financial periods. The amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-12 did not have an impact on the Company’s consolidated financial condition or results of operations but did alter disclosures.

Also in December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Stands Update No. 2011-05. ASU 2011-12 amended one of the requirements of Update 2011-05. Under the amendments in Update 2011-05, entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. In addition, the amendments in Update 2011-05 require that reclassification adjustments be presented in interim financial periods. The amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-12 did not have an impact on the Company’s consolidated financial condition or results of operations but did alter disclosures.

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

Green Bankshares, Inc.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands except per share data)

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends current guidance by (i) eliminating the option to present components of other comprehensive income (OCI) as part of the statement of changes in shareholders’ equity, (ii) requiring the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements, and (iii) requiring the presentation of reclassification adjustments on the face of the statement. The amendments of ASU 2011-05 do not change the option to present components of OCI either before or after related income tax effects, the items that must be reported in OCI, when an item of OCI should be reclassified to net income, or the computation of earnings per share (which continues to be based on net income). ASU 2011-05 is effective for interim and annual periods beginning on or after December 15, 2011 for public companies, with early adoption permitted and retrospective application required. The adoption of ASU 2011-05 did not have an impact on the Company’s consolidated financial condition or results of operations but did alter disclosures.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). The amended guidance of ASU 2011-04 (i) clarifies how a principal market is determined, (ii) establishes the valuation premise for the highest and best use of nonfinancial assets, (iii) addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, (iv) extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and (v) requires additional disclosures including transfers between Level 1 and Level 2 of the fair value hierarchy, quantitative and qualitative information and a description of an entity’s valuation process for Level 3 fair value measurements, and fair value hierarchy disclosures for financial instruments not measured at fair value. ASU 2011-04 is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-02, Receivables. The new guidance amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of ASU 2011-02 did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

The Company’s approximately 34% ownership interest in Capital Bank, NA is recorded as an equity-method investment in that entity. As of June 30, 2012 the Company’s investment in Capital Bank, NA totaled $324,281 which reflected the Company’s pro rata ownership of Capital Bank, NA’s total shareholders’ equity. In periods subsequent to the Merger Date, the Company will adjust this equity investment balance based on its equity in Capital Bank, NA’s net income and comprehensive income.

Green Bankshares, Inc.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands except per share data)

In connection with the Bank Merger, assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet resulting in a significant decrease in the total assets and total liabilities of the Company in the third quarter of 2011. Accordingly, as of June 30, 2012, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet. Subsequent to the Merger Date, the Company’s significant assets and liabilities are comprised of cash, its equity method investment in Capital Bank, NA, deferred income tax liabilities and trust preferred securities. The Company’s operating results subsequent to the Merger Date include the Company’s proportionate share of equity method income from Capital Bank, NA and interest expense resulting from the outstanding trust preferred securities issued by the Company. Unless otherwise specified, this report describes Green Bankshares, Inc. and its subsidiaries including GreenBank through the Merger Date, and subsequent to that date, includes only Green Bankshares, Inc, and its equity method investment in Capital Bank, NA.

The mergers of the Bank, Capital Bank and TIB Bank into Capital Bank, NA were restructuring transactions between commonly-controlled entities. The difference between the amount of the Company’s initial equity method investment in Capital Bank, NA, subsequent to the Bank Merger, and the Company’s investment in the Bank, immediately preceding the Bank Merger, was accounted for as a change in additional paid in capital. Additionally, at the time of the Bank Merger, due to the de-consolidation of the Bank, the balance of accumulated other comprehensive income was reclassified as additional paid in capital. As the Company began to account for its investment in the combined entity under the equity method subsequent to September 7, 2011, the Company’s proportional share of earnings of $3,801 and $7,796 was recorded in “Equity in income from investment in Capital Bank, NA.” in the Company’s Consolidated Statements of Income for the three and six months ended June 30, 2012, respectively.

At June 30, 2012, the Company’s net investment of $324,281 in Capital Bank, NA, was recorded in the Consolidated Balance Sheet as “Equity method investment in Capital Bank, NA.”

As discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2011, the initial estimated fair values of assets and liabilities acquired were based upon information that was available at the time to make preliminary estimates of fair value. The Company expected to obtain additional information during the measurement period which could result in changes to the estimated fair value amounts. The Company is still within the measurement period and has not yet finalized its estimates of fair value. However, as required by the acquisition method of accounting, the Company has retrospectively adjusted certain preliminary estimates to reflect refinements of estimates of fair values and new information obtained about facts and circumstances that existed as of the acquisition date. As a result of the Bank Merger, such changes are principally reflected in the accompanying financial statements as changes in the Company’s equity method investment in Capital Bank, NA. The most significant refinements include: (1) increases in the collectability of certain legacy bank fully charged-off loan balances and fees; (2) an increase in the estimated fair value of the core deposit intangible assets; (3) an increase in deferred tax assets related to the other fair value estimate changes offset by a reduction of expected realization of items considered to be built in losses; and (4) an increase in Goodwill caused by the net effect of these adjustments. Accordingly, the financial statements herein reflect an decrease of $50 in the Company’s investment in Capital Bank, NA, a decrease of $232 in accrued interest payable and other liabilities , an increase of $86 in the deferred tax liability and a decrease of $96 in additional paid in capital.

The following table presents summarized financial information for the Company’s equity method investee; Capital Bank, NA. Prior to September 7, 2011 there was no equity method investment:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Interest income	$72,893	$147,025
Interest expense	8,000	16,725

Net interest income	64,893	130,300
Provision for loan losses	6,608	11,984
Non-interest income	12,298	26,912
Non-interest expense	52,799	108,017
Net income	11,326	23,234

Note 3 – Capital Requirements

As discussed in Note 1, due to the deconsolidation of the Bank during the third quarter of 2011, no capital ratios for the Bank as of June 30, 2012 and December 31, 2011 are reported in the Company’s notes to consolidated financial statements.

The Company (on a consolidated basis) is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements results in certain discretionary and required actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial position and results of operations. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Green Bankshares, Inc.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands except per share data)

Capital Adequacy and Ratios

To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. At June 30, 2012 the Company maintained capital ratios exceeding the requirement to be considered adequately capitalized. These minimum amounts and ratios along with the actual amounts and ratios for the Company as of June 30, 2012 and December 31, 2011 are presented in the following tables.

	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
June 30, 2012 (Successor Company)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)
Green Bankshares, Inc.	N/A	N/A	$13,039	4.0%	$313,726	96.2%

Tier 1 Capital (to Risk Weighted Assets)
Green Bankshares, Inc.	N/A	N/A	$13,048	4.0%	$313,726	96.2%

Total Capital (to Risk Weighted Assets)
Green Bankshares, Inc.	N/A	N/A	$26,096	8.0%	$313,726	96.2%

	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
December 31, 2011 (Successor Company)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)
Green Bankshares, Inc.	N/A	N/A	$12,186	4.0%	$306,786	100.7%

Tier 1 Capital (to Risk Weighted Assets)
Green Bankshares, Inc.	N/A	N/A	$12,674	4.0%	$306,786	96.8%

Total Capital (to Risk Weighted Assets)
Green Bankshares, Inc.	N/A	N/A	$25,348	8.0%	$306,786	96.8%

Management believes, as of June 30, 2012, that the Company meets all capital requirements to which it is subject. Tier 1 Capital for the Company includes the trust preferred securities that were issued in July 2001, September 2003, June 2005, December 2005 and May 2007 to the extent allowable.

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

Dividends that may be paid by a national bank without express approval of the OCC are limited to that bank’s retained net profits for the preceding two years plus retained net profits up to the date of any dividend declaration in the current calendar year. Based on the retained net profits of the Bank, declaration of dividends by the Bank to the Company during 2012, if not subject to other restrictions, would have been limited to approximately $21,421.

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

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Valuation of Impaired Loans and Other Real Estate Owned

The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan losses and other real estate owned is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The Company generally uses independent external appraisers in this process who routinely make adjustments to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. The Company’s policy is to update appraisals, at a minimum, annually for all classified assets, which include collateral dependent loans and OREO. We consider appraisals dated within the past 12 months to be current and do not typically make adjustments to such appraisals. In the Company’s process for reviewing third-party prepared appraisals, any differences of opinion on values, assumptions or adjustments to comparable sales data are typically reconciled directly with the independent appraiser prior to acceptance of the final appraisal. As discussed in Note 2 Equity Method Investment in Capital Bank, NA, due to the deconsolidation of the Bank during the third quarter of 2011, the Company had no loans or OREO measured at fair value on a recurring or non recurring basis as of June 30, 2012 and December 31, 2011.

Green Bankshares, Inc.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands except per share data)

Assets and Liabilities Measured on a Recurring Basis

As discussed in Note 2 Equity Method Investment in Capital Bank, NA, due to the deconsolidation of the Bank during the third quarter of 2011, the Company had no loans or OREO measured at fair value on a recurring or non recurring basis as of June 30, 2012 and December 31, 2011.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2011 and held at June 30, 2011, respectively.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Collateralized Debt Obligations
Predecessor Company	2011
Beginning balance, April 1,	$638
Included in earnings – other than temporary impairment	—
Included in other comprehensive income	—
Transfer in to Level 3	—

Ending balance June 30,	$638

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Collateralized Debt Obligations
Predecessor Company	2011
Beginning balance, January 1,	$638
Included in earnings – other than temporary impairment	—
Included in other comprehensive income	—
Transfer in to Level 3	—

Ending balance June 30,	$638

Financial Assets and Liabilities

Fair values of cash and cash equivalents are equal to the carrying value. Fair value of subordinated debt is estimated based on management’s assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates.

The carrying amounts and estimated fair values of financial instruments, at June 30, 2012 and December 31, 2011 are as follows:

	Fair Value Measurements
Successor Company June 30, 2012	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$653	$653	$653	$—	$—
Financial liabilities:
Subordinated debentures	45,798	46,781	—	—	46,781

Successor Company December 31, 2011

Financial assets:
Cash and cash equivalents	$2,091	$2,091	$2,091	$—	$—
Financial liabilities:
Subordinated debentures	45,180	47,547	—	—	47,547

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of June 30, 2012, and statements of operations for the three and six months ended June 30, 2012. Except as otherwise noted, dollar and share amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not in thousands.

CBF Investment

On September 7, 2011, (the “Transaction Date”) the Company completed the issuance and sale to CBF of 119.9 million shares of Common Stock to CBF for aggregate consideration of $217.0 million less $750 thousand of CBF’s expenses which were reimbursed by the Company.

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

At June 30, 2012, the Company’s net investment of $324.3 million in Capital Bank, NA, was recorded in the Consolidated Balance Sheet as “Equity method investment in Capital Bank, NA” which represented the Company’s pro rata ownership of Capital Bank, NA’s total shareholders’ equity. In periods subsequent to the Merger Date, the Company has and will adjust this equity investment balance based on its equity in Capital Bank, NA’s net income and comprehensive income. In connection with the Bank Merger, assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet resulting in a significant decrease in the total assets and total liabilities of the Company in the third quarter of 2011. Accordingly, as of June 30, 2012 and December 31, 2011, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet and subsequent to the Merger Date, interest expense is the result of the outstanding trust preferred securities issued by the Company.

Capital Bank, NA was formed in connection with the July 16, 2010 purchase and assumption of assets and deposits and other liabilities of three banks – Metro Bank of Dade County (Miami, Florida), Turnberry Bank (Aventura, Florida) and First National Bank of the South (Spartanburg, South Carolina) – from the Federal Deposit Insurance Corporation (the “FDIC”) and is a party to loss sharing agreements with the FDIC covering the large majority of the loans it acquired from the FDIC. As of June 30, 2012, following the mergers of TIB Bank, Capital Bank and GreenBank, as discussed above, Capital Bank, NA had total assets of $6.3 billion, total deposits of $5.1 billion and shareholders’ equity of $966.5 million. As of June 30, 2012, following the mergers of TIB Bank, Capital Bank and GreenBank as discussed above, Capital Bank, NA operated 143 branches in Florida, North Carolina, South Carolina, Tennessee and Virginia.

Potential Merger of Green Bankshares, Inc. and Capital Bank Financial, Corp.

On September 8, 2011, CBF’s Board of Directors approved and adopted a plan of merger which provides for the merger of Green Bankshares, Inc. with and into CBF, with CBF continuing as the surviving entity (the “merger”). In the merger, each share of Green Bankshares, Inc. common stock issued and outstanding immediately prior to the completion of the merger, except for certain shares held by CBF or Green Bankshares, Inc., will be converted into the right to receive .0915 of a share of CBF Class A common stock. No fractional shares of Class A common stock will be issued in connection with the merger, and holders of Green Bankshares, Inc. common stock will be entitled to receive cash in lieu thereof. Since CBF currently owns more than 90% of the common stock of Green Bankshares, Inc., under Delaware and Tennessee law, no vote of our stockholders is required to complete the merger. CBF will determine when and if the merger will ultimately take place.

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

Quarterly Summary

For the second quarter of 2012, the Company reported net income of $3.0 million. Basic and diluted income per common share was $0.02. Net income during the quarter reflects equity income from the Company’s investment in Capital Bank, NA of $3.8 million, net of tax and interest expense of $841,000 related to trust preferred securities.

Operating and financial highlights include the following:

•	Net income totaled $3.0 million, or $0.02 per share, basic and diluted, in the second quarter of 2012 compared to a net loss of $(12.4) million or $(0.94) per share, in the second quarter of 2011.

•	As a result of the Bank Merger, the Company held a 34% ownership interest in Capital Bank, NA at June 30, 2012.

•

CBF, the Company’s majority shareholder agreed to acquire 100% of Southern Community Financial Corp. (“Southern Community”), which it expects to close, pending shareholder and regulatory approvals, during the third quarter of 2012. Southern Community has assets of $1.5 billion and operates 22 branches in North Carolina. Upon closing, we expect that Southern Community’s wholly owned bank subsidiary, Southern Community Bank and Trust, will be merged into Capital Bank, NA.

•	Green Bankshares, Inc. reported total assets of $329.4 million as of June 30, 2012.

The following table presents summarized financial information for the Company’s equity method investee; Capital Bank, NA. Prior to September 7, 2011 there was no equity method investment:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Interest income	$72,893	$147,025
Interest expense	8,000	16,725

Net interest income	64,893	130,300
Provision for loan losses	6,608	11,984
Non-interest income	12,298	26,912
Non-interest expense	52,799	108,017
Net income	11,326	23,234

Results of Operations

Net income

Three months ended June 30, 2012:

The Company reported net income of $3.0 million for the three months ended June 30, 2012. Basic and diluted income per common share was $0.02. The Company’s consolidated net income includes three months of equity in income from its investment in Capital Bank, NA which amounted to $3.8 million, net of tax. Net income also included interest expense of $841,000 for the second quarter related to trust preferred securities and approximately $144,000 of merger related expense.

Three months ended June 30, 2011:

The Company reported a net loss of $12.4 million for the three months ended June 30, 2011. Basic and diluted net loss per common share was $(0.94). The provision for loan losses recorded during the quarter was $14.3 million as credit costs remained elevated.

Six months ended June 30, 2012:

The Company reported net income of $6.3 million for the six months ended June 30, 2012. Basic and diluted income per common share was $0.05. The Company’s consolidated net income includes six months of equity in income from its investment in Capital Bank, NA which amounted to $7.8 million, net of tax. Net income also included interest expense of $1.7 million for the period related to trust preferred securities and approximately $144,000 of merger related expense.

Six months ended June 30, 2011:

The Company reported a net loss allocated to common shareholders of $23.9 million for the six months ended June 30, 2011. Basic and diluted net loss per common share was $(1.83). The provision for loan losses recorded during the six months ended June 30, 2011 was $28.2 million as credit costs remained elevated.

Net Interest Income (loss)

Three months ended June 30, 2012:

Following the September 7, 2011 Bank Merger, as a result of the deconsolidation of the Bank, the Successor Company has no interest earning assets and its primary asset is the investment in Capital Bank, NA for which income is recorded in non-interest income. Net Interest loss in the second quarter of 2012 was $841,000 representing interest expense on trust preferred securities, with an average balance of $45.6 million and cost of 7.41% for the quarter.

Three months ended June 30, 2011:

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

Second quarter 2011 net interest income totaled $19.5 million. The net interest margin was 3.91% in the second quarter of 2011, reflecting an average yield of 5.23% on earning assets versus an average cost of 1.31% on interest-bearing liabilities. Loans, accounting for 74% of earning assets, had a yield of 6.44% while securities and short-term investments produced yields of 3.60% and 0.24%, respectively. Interest checking, savings and money market deposits represented 61% of interest-bearing deposits, and had an average yield of 0.53% while time deposits, represented 39% of interest-bearing deposits, with an average yield of 1.82%.

Six months ended June 30, 2012:

Following the September 7, 2011 Bank Merger, as a result of the deconsolidation of the Bank, the Successor Company has no interest earning assets and its primary asset is the investment in Capital Bank, NA for which income is recorded in non-interest income. Net Interest loss for the six months ended June 30, 2012 was $1.7 million representing interest expense on trust preferred securities, with an average balance of $45.5 million and cost of 7.47% for the period.

Six months ended June 30, 2011:

For six months ended June 30, 2011 the net interest income totaled $38.7 million. The net interest margin was 3.84% for the six months ended June 30, 2011, reflecting an average yield of 5.22% on earning assets versus an average cost of 1.36% on interest-bearing liabilities. Loans, accounting for 74% of earning assets, had a yield of 6.40% while securities and short-term investments produced yields of 3.59% and 0.25%, respectively. Interest checking, savings and money market deposits represented 60% of interest-bearing deposits, and had an average yield of 0.61% while time deposits, represented 40% of interest-bearing deposits, with an average yield of 1.84%.

The following table, for which dollars are in thousands, presents average balances of the Predecessor Company, the taxable-equivalent interest earned, and the rate paid thereon during the three and six months ended June 30, 2011. A comparable analysis is not presented for the three and six months ended June 30, 2012 given that the Successor Company has no interest earning assets.

	Predecessor Company
	Three Months Ended June 30, 2011
	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans(1) (2)	$1,482,864	$23,816	6.44%
Investment securities (2)	251,231	2,254	3.60%
Other short-term investments	277,133	170	0.24%

Total interest-earning assets	$2,011,228	$26,240	5.23%

Non-interest earning assets	335,683

Total assets	$2,346,911

Interest-bearing liabilities:
Deposits:
Interest checking, savings and money market	$1,070,869	$1,428	0.53%
Time deposits	691,008	3,133	1.82%

Total interest-bearing deposits	$1,761,877	$4,561	1.04%

Securities sold under repurchase agreements and short-term borrowings	16,710	4	0.10%
Notes payable	158,493	1,570	3.97%
Subordinated debentures	88,662	488	2.21%

Total interest-bearing liabilities	$2,025,742	$6,623	1.31%

Non-interest bearing liabilities:
Demand deposits	166,387
Other liabilities	19,064

Total non-interest bearing liabilities	185,451

Total liabilities	2,211,193

Shareholders’ equity	135,718

Total liabilities and shareholders’ equity	$2,346,911

Net interest income		$19,617

Interest rate spread			3.91%

Net yield on interest-earning assets			3.91%

1	Average loan balances excluded nonaccrual loans for the periods presented.
2	Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35%. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison

	Predecessor Company
	Six Months Ended June 30, 2011
	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans(1) (2)	$1,525,077	$48,430	6.40%
Investment securities (2)	239,562	4,261	3.59%
Other short-term investments	285,969	350	0.25%

Total interest-earning assets	$2,050,608	$53,041	5.22%

Non-interest earning assets	338,258

Total assets	$2,388,866

Interest-bearing liabilities:
Deposits:
Interest checking, savings and money market	$1,075,322	$3,240	0.61%
Time deposits	727,286	6,652	1.84%

Total interest-bearing deposits	$1,802,608	$9,892	1.11%

Securities sold under repurchase agreements and short-term borrowings	16,851	8	0.10%
Notes payable	158,551	3,113	3.96%
Subordinated debentures	88,662	969	2.20%

Total interest-bearing liabilities	$2,066,672	$13,982	1.36%

Non-interest bearing liabilities:
Demand deposits	164,057
Other liabilities	18,402

Total non-interest bearing liabilities	182,459

Total liabilities	2,249,131

Shareholders’ equity	139,735

Total liabilities and shareholders’ equity	$2,388,866

Net interest income		$39,059

Interest rate spread			3.84%

Net yield on interest-earning assets			3.84%

1	Average loan balances excluded nonaccrual loans for the periods presented.
2	Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35%. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison

Non-interest Income

The following table presents the principal components of non-interest income for the three and six months ended June 30, 2012 and 2011:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
(Dollars in thousands)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Equity in income from investment in Capital Bank, NA	$3,801	$—	$7,796	$—
Service charges on deposit accounts	—	6,377	—	12,208
Other charges and fees	—	369	—	799
Mortgage banking income	—	112	—	199
Trust and investment services income	—	497	—	1,012
Other	16	881	32	1,646

Total non-interest income	$3,817	$8,236	$7,828	$15,864

The Company is unable to provide a comparable analysis in this discussion of non-interest income because there are no comparable periods due to the Bank Merger discussed above.

Three months ended June 30, 2012:

The non-interest income for the three months ended June 30, 2012 reflects income from the Company’s equity method investment in Capital Bank, NA of $3.8 million net of tax.

Three months ended June 30, 2011:

Service charges on deposits represented the largest source of non-interest income, accounting for $6.4 million or 77% of total non-interest income for the three months ended June 30, 2011. The Company also recorded $497,000 of trust and investment services income.

Six months ended June 30, 2012:

The non-interest income for the six months ended June 30, 2012 reflects income from the Company’s equity method investment in Capital Bank, NA of $7.8 million net of tax.

Six months ended June 30, 2011:

Service charges on deposits represented the largest source of non-interest income, accounting for $12.2 million or 77% of total non-interest income for the six months ended June 30, 2011. The Company also recorded $1.0 million of trust and investment services income.

Non-interest Expense

The following table represents the principal components of non-interest expense for the three and six months ended June 30, 2012 and 2011:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
(Dollars in thousands)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Salary and employee benefits	$—	$8,203	$—	$17,311
Net occupancy expense	—	2,348	—	5,020
Legal, and other professional	256	1,122	433	1,910
Merger related expense	144	—	144	—
Foreclosed asset related expense	—	6,294	—	10,097
Computer services	—	936	—	1,855
Marketing and community relations	—	367	—	1,085
FDIC and state assessments	—	1,284	—	2,370
Amortization of intangibles	—	623	—	1,249
Other operating expense	30	3,593	47	6,901

Total non-interest expense	$430	$24,770	$624	$47,798

Three months ended June 30, 2012:

Non-interest expense for the three months ended June 30, 2012 includes approximately $256,000 of legal and other professional fees, (which included approximately $73,000 of management fee expense for services provided to the Company by employees of Capital Bank NA.) and approximately $144,000 of merger related expenses.

Three months ended June 30, 2011:

During the three months ended June 30, 2011, the largest components of non-interest expense were $8.2 million of salary and benefits, $6.3 million of foreclosed asset related expenses (including operating costs and losses on disposition of foreclosed or repossessed assets, and collection costs), $2.3 million of net occupancy costs and $1.3 million of FDIC and state assessments.

Six months ended June 30, 2012:

Non-interest expense for the six months ended June 30, 2012 includes approximately $433,000 of legal and other professional fees, (approximately $146,000 of management fee expense for services provided to the Company by employees of Capital Bank NA. and audit fees of approximately $193,000) and approximately $144,000 of merger related expense.

Six months ended June 30, 2011:

For the six months ended June 30, 2011, non-interest expense was $47.8 million. The largest components of non-interest expense were $17.3 million of salary and benefits, $10.1 million of foreclosed asset related expenses (including operating costs and losses on disposition of foreclosed or repossessed assets, and collection costs), $5.0 million of net occupancy costs and $2.4 million of FDIC and state assessments.

Provision for income taxes

The provision for income taxes includes federal and state income taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes. The effective income tax rate for the three and six months ended June 30, 2012 were approximately (20%) and (15%), respectively. Due to the equity method of accounting for the Company’s investment in Capital Bank, NA, the effective tax rate reflected in the current period was lower than the statutory tax rate. As the equity in income from investment in Capital Bank, NA is net of income tax expense, such earnings are treated as a permanent difference and are not included in taxable income. Excluding the impact of the equity method earnings from Capital Bank, NA, the effective income tax rate for the three and six months ended June 30, 2012 would have been approximately 40% and 35%, respectively.

The effective income tax rate for the three months ended June 30, 2011, was 2.5%, which was significantly impacted by the valuation allowance for the net deferred tax assets. A valuation allowance related to deferred tax assets is required when it is considered more likely than not (greater than 50% likelihood) that all or part of the benefit related to such assets will not be realized. The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to the evidence that can be objectively verified. The most significant negative verifiable evidence for the quarter ended June 30, 2011 was the three year cumulative loss calculation, net of the non-cash goodwill impairment charge of $143.4 million recognized in the second quarter of 2009. The predecessor company’s estimate of the realization of its net deferred tax assets was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years, pre-tax core operating projections, tax planning strategies, and the longevity of the company. Based on management’s calculation, an allowance of 52,268, or 90% of the net deferred tax assets, was an adequate estimate of the portion of the net deferred tax assets which was more likely than not to not be realized as of June 30, 2011.

Our future effective income tax rate will fluctuate based on the amount of the equity in income from our investment in Capital Bank, NA and our overall level of taxable income and nondeductible expenses. Additionally, there were no unrecognized tax benefits at June 30, 2012, and we do not expect the total of unrecognized tax benefits to significantly increase in the next twelve months.

Balance Sheet

Total assets at June 30, 2012 were $329.4 million. As discussed above, due to the Bank Merger, the Company began to account for its ownership in Capital Bank, NA under the equity method of accounting and the assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet. The deconsolidation resulted in a significant decrease in the total assets and total liabilities of the Company in the third quarter of 2011. Accordingly, as of June 30, 2012 and December 31, 2011, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet.

At June 30, 2012, the Company’s trust preferred securities had a carrying value of $45.8 million, and a notional value of $86 million which was comparable to the balance at December 31, 2011.

Shareholders’ equity totaled $267.7 million at June 30, 2012, increasing $7.5 million from December 31, 2011.

Capital and Liquidity

Capital

As of June 30, 2012 and December 31, 2011, the Company’s ratios of total capital to risk-weighted assets were 96.2% and 96.8%, respectively, and the leverage ratios were 96.2% and 100.7%, respectively, which exceeded the levels required to be considered well capitalized. Due to the Bank Merger discussed above, the deconsolidation of the Bank and the equity method of accounting for the Company’s investment in Capital Bank, NA, the regulatory capital ratios for the Company are not meaningful. Subsequent to the Bank Merger, the primary source of support for Capital Bank, NA is the Company’s majority shareholder, CBF.

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

On September 7, 2011, the Company completed the issuance and sale to CBF of 119.9 million shares of common stock for aggregate consideration of $217.0 million. The consideration consisted of approximately $148.3 million in cash and approximately $68.7 million in the form of a contribution to the Company of all 72,278 outstanding shares of Series A Preferred Stock previously issued to the U.S. Treasury Department (“Treasury”) under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s common stock, which CBF purchased directly from the Treasury. The Series A Preferred Stock and the related warrant were retired on September 7, 2011 and are no longer outstanding.

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

On September 8, 2011, CBF’s Board of Directors approved and adopted a plan of merger which provides for the merger of Green Bankshares, Inc. with and into CBF, with CBF continuing as the surviving entity (the “merger”). In the merger, each share of Green Bankshares, Inc. common stock issued and outstanding immediately prior to the completion of the merger, except for certain shares held by CBF or Green Bankshares, Inc., will be converted into the right to receive .0915 of a share of CBF Class A common stock. No fractional shares of Class A common stock will be issued in connection with the merger, and holders of Green Bankshares, Inc. common stock will be entitled to receive cash in lieu thereof. Since CBF currently owns more than 90% of the common stock of Green Bankshares, Inc., under Delaware and Tennessee law, no vote of our stockholders is required to complete the merger. CBF will determine when and if the merger will ultimately take place.

During September 2011, the Company paid interest payments on all of its series of junior subordinated debentures having an outstanding principal amount of $86 million, relating to outstanding trust preferred securities (“TRUPs”), for which payments had been deferred beginning in the fourth quarter of 2010.

As of June 30, 2012, the Company had cash of approximately $653,000. This cash is available for providing additional capital support to Capital Bank, NA and for other general corporate purposes.

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

Dividends that may be paid by a national bank without express approval of the OCC are limited to that bank’s retained net profits for the preceding two years plus retained net profits up to the date of any dividend declaration in the current calendar year. Based on the retained net profits of the Bank, declaration of dividends by the Bank to the Company during 2012, if not subject to other restrictions, would have been limited to approximately $21.4 million.

Asset and Liability Management

Closely related to liquidity management is the management of the relative interest rate sensitivity of interest-earning assets and interest-bearing liabilities. See “Quantitative and Qualitative Disclosures About Market Risk” below. Increases in LIBOR, the index to which the interest rate on our trust preferred securities are tied, could increase. Such an increase could have a material adverse impact on the financial condition and operating results of the Company.

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

As of June 30, 2012, the Company has no interest earning assets and our interest-bearing liabilities consist of trust preferred securities with a notional amount of $86 million. Accordingly, our net interest loss is sensitive to changes in interest rates. As the most significant component of our future operating results will be derived from our 34% investment in Capital Bank, NA, which represents approximately 98% of the Company’s total assets at June 30, 2012, we anticipate that net interest income will become a less significant measure of the operating results of the Company in future periods. As all of the Company’s trust preferred securities are tied to the three month LIBOR rate, changes in net interest loss would be directly correlated to changes in this rate. Accordingly, 100 and 200 basis point changes in this rate would result in $860,000 and $1,720,000 changes in annual interest expense, respectively.

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

(b)	Internal Control Over Financial Reporting

Changes in internal control over financial reporting

There have been no significant changes in the Company’s internal control over financial reporting during the period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material legal proceedings filed against the Company during the six months ended June 30, 2012, nor were there any material developments in existing legal proceedings to which the Company is a party. Please refer to Part I, Item 3 of our 2011 Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for a discussion of the material legal proceedings to which we are a party.

Item 1a.	Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases (both open market and private transactions) during the six months ended June 30, 2012 of any of the Company’s securities registered under Section 12 of the Exchange Act, by or on behalf of the Company, or any affiliated purchaser of the Company.

The Company has not completed any unregistered sales of equity securities during the six months ended June 30, 2012.

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

GREEN BANKSHARES, INC.

Date: August 10, 2012	/s/ R. Eugene Taylor
R. Eugene Taylor Chairman and Chief Executive Officer

Date: August 10, 2012	/s/ Christopher G. Marshall
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